Form 10-Q
period 1996-09-28
TRANSACT TECHNOLOGIES INC
filed 1996-11-12
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:           September 28, 1996
                                   ------------------------------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to:
Commission file number:

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                            06-1456680
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                       7 LASER LANE, WALLINGFORD, CT 06492
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 269-1198
              (Registrant's telephone number, including area code)

Former address:
                (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES / / NO /X/

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES / / NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING NOVEMBER 12, 1996
-----                                           -----------------------------
COMMON STOCK,
$.01 PAR VALUE                                            6,722,500

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.              Financial Information:                                                   Page No.
-------              ----------------------                                                   --------
       Item 1.       Financial Statements

                     Consolidated Condensed Balance Sheets
                     September 28, 1996 and December 31, 1995                                     3

                     Consolidated Statements of Income for the Three Months and Nine
                     Months Ended September 28, 1996 and September 30, 1995                       4

                     Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 28, 1996 and September 30, 1995                                    5

                     Notes to Consolidated Condensed Financial Statements                         6

       Item 2.       Management's Discussion and Analysis of the Results of Operations and
                     Financial Condition                                                          7


PART II.             Other Information:

       Item 6.       Exhibits and Reports on Form 8-K                                            11


Signatures                                                                                       12


                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      September 28,   December 31,
                                                                          1996           1995
                                                                     --------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 1,454          $  --
   Receivables                                                            5,004            3,246
   Inventories                                                            7,084            6,353
   Deferred tax assets                                                      668              374
   Other current assets                                                     134              134
                                                                        -------          -------
     Total current assets                                                14,344           10,107
                                                                        -------          -------
   Plant and equipment, net                                               3,767            3,041
   Excess of cost over fair value of net assets acquired                  2,289            2,418
   Other assets                                                             101              403
                                                                        -------          -------
                                                                        $20,501          $15,969
                                                                        =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts  payable                                                    $ 3,239          $ 2,711
   Accrued liabilities                                                    2,005            1,115
                                                                        -------          -------
     Total current liabilities                                            5,244            3,826
                                                                        -------          -------
Long-term liabilities:
   Note payable                                                           1,000             --
   Deferred revenue                                                         248              252
   Deferred taxes                                                           267              189
                                                                        -------          -------
                                                                          1,515              441
                                                                        -------          -------

Shareholders' equity:
   Common stock                                                              67             --
   Additional paid-in capital                                            13,186             --
   Retained earnings                                                        489             --
   Unrealized gain on securities available for sale, net of taxes          --                 57
   Tridex investment in the Company                                        --             11,645
                                                                        -------          -------
                                                                         13,742           11,702
                                                                        -------          -------
                                                                        $20,501          $15,969
                                                                        =======          =======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRANSACT TECHNOLOGIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Three Months Ended                     Nine Months Ended

                                                                September 28,      September 30,    September 28,      September 30,
                                                                     1996              1995             1996               1995
                                                                 -----------        -----------      -----------        ----------
Net sales                                                        $    10,794        $     8,809      $    31,019        $   24,993
Cost of sales                                                          7,139              5,753           20,557            16,463
                                                                 -----------        -----------      -----------        ----------
Gross profit                                                           3,655              3,056           10,462             8,530
                                                                 -----------        -----------      -----------        ----------
Operating expenses:
   Engineering, design and product development costs                     572                535            1,878             1,446
   Selling, general and administrative expenses                        1,505              1,405            4,466             4,376
                                                                 -----------        -----------      -----------        ----------
                                                                       2,077              1,940            6,344             5,822
                                                                 -----------        -----------      -----------        ----------
Operating income                                                       1,578              1,116            4,118             2,708

Other income (expense):
   Interest expense, net                                                  (5)              --                 (5)             --
   Other, net                                                             (2)                (9)             279                 9
                                                                 -----------        -----------      -----------        ----------
                                                                          (7)                (9)             274                 9
                                                                 -----------        -----------      -----------        ----------
Income before income taxes                                             1,571              1,107            4,392             2,717

Provision for income taxes                                               644                459            1,732             1,116
                                                                 -----------        -----------      -----------        ----------
Net income                                                       $       927        $       648      $     2,660             1,601
                                                                 ===========        ===========      ===========        ==========
Pro forma earnings per common and common equivalent share:
   Primary                                                       $      0.16        $      0.12      $      0.48        $     0.30
                                                                 ===========        ===========      ===========        ==========
   Pro forma average common and common equivalent
      shares outstanding                                           5,909,000          5,400,000        5,570,000         5,400,000
                                                                 ===========        ===========      ===========        ==========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                            -------------------------------------
                                                                           September 28,              September 30,
                                                                               1996                       1995
                                                                            ----------                 ----------
Cash flows from operating activities:
   Net income                                                                $ 2,660                    $ 1,601
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             833                        728
       Deferred income taxes                                                    (187)                        86
       Gain on sale of securities available for sale                            (285)                      --
       Gain (loss) on disposal of equipment                                        9                         (4)
       Changes in operating assets and liabilities:
         Receivables                                                          (1,758)                      (339)
         Inventory                                                              (731)                    (1,745)
         Other current assets                                                   --                          (27)
         Other assets                                                            (18)                        (6)
         Accounts payable                                                        528                         90
         Accrued liabilities and deferred revenue                                886                        214
                                                                             -------                    -------
           Net cash provided by operating activities                           1,937                        598
                                                                             -------                    -------
Cash flows from investing activities:
   Purchases of plant and equipment                                           (1,398)                    (1,358)
   Proceeds from sale of securities available for sale                           510                       --
   Proceeds from sale of equipment                                                 7                       --
   Other                                                                        --                           30
                                                                             -------                    -------
     Net cash used in investing activities                                      (881)                    (1,328)
                                                                             -------                    -------
Cash flows from financing activities:
   Net proceeds from issuance of stock                                         8,991                       --
   Payment of intercompany indebtedness                                       (7,500)                      --
   Net transactions with Tridex prior to initial public stock offering        (1,087)                       730
   Other                                                                          (6)                      --
                                                                             -------                    -------
     Net cash provided by financing activities                                   398                        730
                                                                             -------                    -------
Increase in cash and cash equivalents                                          1,454                       --
Cash and cash equivalents at beginning of period                                --                         --
                                                                             -------                    -------
   Cash and cash equivalents at end of period                                $ 1,454                    $  --
                                                                             =======                    =======



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 28, 1996, the results of its operations for the three months and nine months ended September 28, 1996 and September 30, 1995 and changes in its cash flows for the nine months ended September 28, 1996 and September 30, 1995. The December 31, 1995 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the nine months ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 333-06895).

         The financial position and results of operations of the Company's foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated, which would ordinarily be included as a separate component of shareholders' equity, is de minimus. Transaction gains and losses are included in other income.

         The results of operations for the three months and nine months ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Pro forma primary earnings per common share is based on the pro forma weighted average number of shares outstanding during the period, as if all shares issued to Tridex prior to the Offering had been outstanding throughout the periods presented, after consideration of any dilutive effect of stock options.

3.       Inventories:

         Components of inventory are:

                             September 28, 1996    December 31, 1995
                             ------------------    -----------------
                                      (Dollars in Thousands)
Raw materials and
  component parts                 $5,849                $5,041
Work-in-process                      544                   794
Finished goods                       691                   518
                                  ------                ------
                                  $7,084                $6,353
                                  ======                ======


4.       Other income, net:

         Other income, net for the nine months ended September 28, 1996 includes a $285,000 gain on the sale of securities available for sale.

5.       Initial public offering:

         On August 22, 1996, the Company sold 1,150,000 shares of its common stock at a price of $8.50 per share in an initial public offering (the "Offering"). On September 18, 1996, the Company issued an additional 172,500 shares upon exercise of the Underwriters' over-allotment option. Net proceeds from the Offering (including the exercise of the Underwriters' over-allotment option) were approximately $8,991,000 after payment of $2,250,000 of Offering expenses.

         Concurrent with the Offering, the Company repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note is due on March 31, 1998 and bears interest, payable monthly in arrears, at the rate paid by Tridex under its revolving credit facility (8.25% at September 28, 1996).

6.       Commitments and contingencies:

         The Company has a long-term purchase agreement for certain printer components. Under the terms of the agreement, the Company receives favorable pricing for volume purchases over the life of the contract. In the event anticipated purchase levels are not achieved, the Company would be subject to retroactive price increases on previous purchases. Management currently anticipates achieving sufficient purchase levels to maintain the favorable prices.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes certain components of net income as a percentage of net sales for the periods presented.

                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------  ----------------------------
                                                       September 28,  September 30,  September 28,  September 30,
                                                           1996           1995           1996           1995
                                                       -------------  -------------  -------------  -------------
Net sales                                                  100.0%        100.0%         100.0%          100.0%
Cost of sales                                               66.1          65.3           66.3            65.9
                                                           -----         -----          -----           -----
Gross profit                                                33.9          34.7           33.7            34.1
                                                           -----         -----          -----           -----
Operating expenses:
   Engineering, design and product development costs         5.3           6.1            6.0             5.8
   Selling, general and administrative expenses             13.9          15.9           14.4            17.5
                                                           -----         -----          -----           -----
                                                            19.2          22.0           20.4            23.3
                                                           -----         -----          -----           -----
Operating income                                            14.7          12.7           13.3            10.8
Other income (expense), net                                 (0.1)         (0.1)           0.9             0.1
                                                           -----         -----          -----           -----
Income before income taxes                                  14.6          12.6           14.2            10.9
Provision for income taxes                                   6.0           5.2            5.6             4.5
                                                           -----         -----          -----           -----
Net income                                                   8.6%          7.4%           8.6%            6.4%
                                                           =====         =====          =====           =====

Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales for the quarter ended September 28, 1996 increased $1,985,000, or 23%, to $10,794,000 from $8,809,000 in the prior year's quarter.
Approximately $700,000 of the increase was due to increased shipments of the Company's on-line lottery printers. Sales of these printers increased to approximately $1,800,000, or 16.7% of net sales, in the current quarter, from $1,100,000, or 12.5%, in the prior year's quarter. The remainder of the increase primarily reflects increased shipments into the POS market.

GROSS PROFIT. Gross profit increased $599,000, or 20%, to $3,655,000 from $3,056,000 in the prior year's quarter, primarily as a result of the higher volume of shipments of printers. The gross margin declined to 33.9% from 34.7% due primarily to a change in sales mix, particularly in the POS market. The Company expects that its gross profit will increase with increased net sales, while its gross margin will decrease slightly due to a growing proportion of sales of printers at lower average selling prices resulting from volume discount pricing, particularly in the POS market. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased $37,000, or 7%, to $572,000 from $535,000 for the prior year's quarter, and decreased as a percentage of net sales to 5.3% from 6.1%. The increase reflects the development of new products, and to a lesser extent, the enhancement of existing products, primarily for the POS market.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $100,000, or 7%, to $1,505,000 from $1,405,000 for the 1995 quarter. Selling expenses increased slightly, by $8,000. An increase of $92,000 in general and administrative expenses was attributable primarily to operational start-up activities of the Company in its first period as a stand-alone entity subsequent to the Offering on August 22, 1996, and to a lesser extent, compensation related costs for additional employees. Selling, general and administrative expenses decreased as a percentage of net sales to 13.9% from 15.9% due primarily to management's continuing efforts to control these expenses.

OPERATING INCOME. Operating income increased $462,000, or 41% to $1,578,000 from $1,116,000 in the prior year's quarter. Operating income increased as a percentage of net sales to 14.7% from 12.7%, reflecting the Company's ability to control operating expenses while increasing its level of sales.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended September 28, 1996 reflects an effective tax rate of 41.0%. The effective tax rate was approximately 41.5% in the prior year's quarter.

NET INCOME. Net income for the current quarter was $927,000, or $0.16 per share (pro forma), as compared to $648,000, or $0.12 per share (pro forma), in the prior year's quarter. Pro forma weighted average shares outstanding increased to 5,909,000 shares from 5,400,000 shares in the prior year's quarter.

NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales for the nine months ended September 28, 1996 increased $6,026,000, or 24%, to $31,019,000 from $24,993,000 in the comparable prior period. Approximately $3,800,000 of the increase was due to increased shipments of the Company's on-line lottery printers. Sales of these printers increased to approximately $5,200,000, or 16.8% of net sales, from $1,400,000, or 5.6% of net sales. The remainder of the increase reflects increased shipments of printers for the POS market and other applications in the gaming and lottery market.

GROSS PROFIT. Gross profit increased $1,932,000, or 23%, to $10,462,000 from $8,530,000 in the prior year's period due primarily to increased sales in the gaming and lottery and POS markets. The gross margin declined to 33.7% from 34.1%. The decrease is due primarily to a change in sales mix, particularly in the POS market. The Company expects that its gross profit will increase with increased net sales, while its gross margin will decrease slightly due to a growing proportion of sales of printers at lower average selling prices resulting from volume discount pricing, particularly in the POS market. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased $432,000, or 30%, to $1,878,000 from $1,446,000 for the prior year's comparable period, and increased as a percentage of net sales to 6.0% from 5.8%. This increase was due primarily to increased product development and design costs, primarily for new products in the POS market, as well as increases in the level of engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $90,000, or 2%, to $4,466,000 from $4,376,000 in the prior period. Selling expenses declined slightly due primarily to sales staff reductions which were largely offset by increased commissions resulting from higher unit sales volume. An increase of approximately $130,000 in general and administrative expenses was attributable primarily to an increased allocation of general and administrative expenses from Tridex and operational start-up activities of the Company in its first period as a stand-alone entity subsequent to the Offering in August 1996, largely offset by a decrease in compensation related costs resulting from the restructuring of the Ithaca and Magnetec businesses under unified management in December 1995. Selling, general and administrative expenses decreased as a percentage of net sales to 14.4% from 17.5% due primarily to management's continuing efforts to control these expenses.

OTHER INCOME. Other income (expense), net increased $265,000, to $274,00 from $9,000 in the nine months ended September 30, 1995. This increase was primarily the result of a $285,000 gain on the sale of securities acquired in the sale of the Company's solenoid product line in fiscal 1994.

OPERATING INCOME. Operating income increased $1,410,000, or 52%, to $4,118,000 from $2,708,000. Operating income as a percentage of net sales increased to 13.3% from 10.8%, reflecting the Company's ability to control operating expenses while increasing its level of sales.

PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 28, 1996 reflects an effective tax rate of 39.4%. The provision for this period includes a benefit resulting from certain tax credits. The effective rate in the comparable prior period was 41.1%.

NET INCOME. Net income for the current nine months ended was $2,660,000, or $0.48 per share (pro forma), as compared to $1,601,000, or $0.30 per share (pro forma), in the prior year's period. Pro forma weighted average shares outstanding increased to 5,570,000 shares from 5,400,000 shares in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows from operations of $1,937,000 and $598,000 for the nine months ended September 28, 1996 and September 30, 1995, respectively. The Company's working capital at September 28, 1996 was $9,100,000 compared with $6,281,000 at December 31, 1995. The current ratio was 2.74 to 1.0 at September 28, 1996 and 2.64 to 1.0 at December 31, 1995. The increase in working capital and net operating assets was funded primarily through cash generated from operations and the net proceeds from the Offering.

On August 22, 1996, the Company sold 1,150,000 shares of its common stock at a price of $8.50 per share in the Offering. On September 18, 1996, the Company issued an additional 172,500 shares upon exercise of the Underwriters' over-allotment option. Net proceeds from the Offering (including the exercise of the Underwriters' over-allotment option) were approximately $8,991,000 after payment of $2,250,000 of Offering expenses. In conjunction with the Offering, the Company also repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note is due on March 31, 1998 and bears interest, payable monthly in arrears, at the rate paid by Tridex under its revolving credit facility (8.25% at September 28, 1996).

Prior to the Offering, the Company participated in Tridex's centralized cash management system which Tridex uses to finance its domestic operations. While under this system, cash deposits from the Company were transferred to Tridex on a daily basis and Tridex funded the Company's disbursement bank accounts as required. On August 22, 1996, the Company ceased to participate in the Tridex cash management system.

On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.25% at September 28, 1996), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company was in compliance with all covenants under this facility at September 28, 1996 and expects to be in compliance with these covenants through 1997.

The Company expects to use borrowings under the Credit Facility to fund its short-term working capital requirements, as they arise.

The Company's capital expenditures were approximately $1,398,000 and $1,358,000 for the nine months ended September 28, 1996 and September 30, 1995, respectively. These expenditures primarily included tooling and factory machinery and equipment. The Company's capital expenditures for fiscal 1996 are expected to be approximately $2,000,000 relating primarily to new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form  8-K

          a.  Exhibits


Exhibit 10.1  Plan of Reorganization dated as of June 24, 1996 among         *
              Tridex Corporation ("Tridex"), Magnetec Corporation
              ("Magnetec"), Transact Technologies Incorporated ("Transact") and Ithaca Peripherals Incorporated ("Ithaca").

Exhibit 10.2 Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex, Transact, Maquetec and Ithaca.

Exhibit 10.3  Agreement and Plan of Merger dated as of July 16, 1996         *
              between Magnetec and Ithaca.

Exhibit 10.4  Asset Transfer Agreement dated as of July 31, 1996 between     *
              Magnetec and Tridex.

Exhibit 10.5 Manufacturing Support Services Agreement between Magnetec and Tridex, dated as of September 28, 1996.

Exhibit 10.6 Corporate Services Agreement dated as of July 30, 1996 between Tridex and Transact.

Exhibit 10.7  Printer Supply Agreement dated as of July 31, 1996 between     *
              Magnetec and Ultimate Technology Corporation.

Exhibit 10.8 Tax Sharing Agreement dated as of July 31, 1996 between Tridex and Transact.

Exhibit 10.9 Credit Agreement dated as of August 29, 1996 among Transact, Magnetec and Fleet National Bank.

Exhibit 10.10 Purchase Agreement dated as of October 17, 1996 between ICL
              Pathway Limited , Ithaca Peripherals Limited and Transact. (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.11 1996 Stock Plan, dated August 22, 1996.

Exhibit 10.12 Non-Employee Directors' Stock Plan, dated August 22, 1996.

Exhibit 10.13 Sales and Marketing Agreement by and between the Company and   *
              Oki Europe Limited, dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act of 1933, as amended (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.14 OEM Purchase Agreement by and between GTECH, Transact and
              Magnetec, commencing October 1, 1996, incorporated by reference to the Current Report on Form 8-K of Transact filed October 11, 1996. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.15 OEM Purchase Agreement by and between OKIDATA and Tridex,      *
              dated January 24, 1990. (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.16 Strategic Agreement by and between OKIDATA and  Tridex,        *
              dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.17 Lease Agreement by and between Pyramid Construction Company    *
              and Magnetec, dated August 1, 1994.

Exhibit 10.18 Lease Agreement by and between Bomax Properties and Ithaca,    *
              dated as of March 23, 1992.

Exhibit 10.19 First Amendment to Lease Agreement by and between Bomax        *
              Properties and Ithaca, dated as of October 18, 1993.

Exhibit 10.20 Employment Agreement, dated July 31, 1996, by and between      *
              the Company and Bart C. Shuldman.

Exhibit 10.21 Employment Agreement, dated July 31, 1996, by and between      *
              the Company and Richard L. Cote.

Exhibit 10.22 Severance Agreement by and between Transact and Lucy H.
              Staley, dated September 4, 1996.

Exhibit 10.23 Severance Agreement by and between Transact and John
              Cygielnik, dated September 10, 1996.

Exhibit 10.24 Severance Agreement by and between Transact and Michael S.
              Kumpf, dated September 4, 1996.

Exhibit 11    Computation of Pro Forma Per Share Earnings

Exhibit 27    Financial Data Schedule



          b.  Reports on Form 8-K

              On September 18, 1996, the Company filed a Current Report on Form 8-K to report that on April 30, 1996, it had announced that it had entered into a new OEM agreement with GTECH Corporation. The new agreement extends the term of a prior agreement from 1998 to 2001. An initial non-cancellable order under the new agreement specifies minimum printer orders through February 1998 with an aggregate sales price of $16 million.


* THESE EXHIBITS, WHICH WERE PREVIOUSLY FILED WITH THE REGISTRATION STATEMENT
  ON FORM S-1 OF TRANSACT (NO. 333-06895), ARE INCORPORATED HEREIN BY REFERENCE.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)




November 12, 1996                    /s/Richard L. Cote
                                     --------------------------------
                                     Richard L. Cote
                                     Executive Vice President, Secretary,
                                     Treasurer and Chief Financial Officer