Form 10-K
period 1996-12-31
TRANSACT TECHNOLOGIES INC
filed 1997-03-25
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    FORM 10-K
(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year (____ weeks) ended           December 31, 1996
                                        ----------------------------
                                                            or
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________ to __________.

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                              06-1456680
------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
organization)


7 LASER LANE, WALLINGFORD, CT                                                               06492
------------------------------------------------         ----------------------------------------
(Address of principal executive offices)                                               (Zip Code)


Registrant's telephone number, including area code                                   203-269-1198
                                                         ----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
-----------------------------     ---------------------------------------------

COMMON STOCK, $0.01 PAR VALUE                        NASDAQ



Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of FEBRUARY 28, 1997 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $17,700,000.

As of FEBRUARY 28, 1997 the registrant had outstanding 6,722,500 shares of common stock, $0.01 par value.

                        Exhibit Index appears on page 29

                                     PART I

GENERAL

       Transact Technologies Incorporated ("Transact" or the "Company") designs, develops, manufactures and markets transaction based printers and related products under the ITHACA and MAGNETEC brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 51% of its net sales in the year ended December 31, 1996); gaming and lottery (approximately 29% of net sales); financial services (approximately 12% of net sales); and kiosk (approximately 8% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and selected distributors, primarily in the United States, Canada and Europe. Transact has two operating facilities located in Wallingford, Connecticut and Ithaca, New York.

ITEM 1. BUSINESS.

    (A) GENERAL DEVELOPMENT OF BUSINESS

    As of the date of this report, Tridex Corporation ("Tridex") owns 5,400,000 shares, or approximately 80.3%, of the outstanding common stock of Transact. Tridex has announced that on March 31, 1997 it intends to distribute those shares pro rata to persons who are or were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of Transact for each share of Tridex.

    In November 1995, the Board of Directors of Tridex approved a plan to combine the business operations of two wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), under unified management. Transact was incorporated in Delaware on June 17, 1996 as a wholly-owned subsidiary of Tridex. Following the incorporation, Tridex, Transact, Magnetec and Ithaca entered into a Plan of Reorganization, pursuant to which: (i) Ithaca merged into Magnetec; (ii) Transact transferred to Tridex certain assets of Magnetec used in manufacturing a printer ribbon product line;
(iii) Transact issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec; (iv) Transact sold in an initial public offering 1,322,500 shares or approximately 19.7% of its common stock; (v) Transact repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the distribution of the 5,400,000 shares of Transact owned by Tridex to Tridex stockholders (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions.

    On August 22, 1996, the Company sold 1,150,000 shares of its common stock at a price of $8.50 per share in an initial public offering (the "Offering"). On September 18, 1996, the Company sold an additional 172,500 shares upon exercise of the underwriters' over-allotment option. Net proceeds from the Offering (including the exercise of the underwriters' over-allotment option) were approximately $9 million after payment of approximately $2.3 million of Offering expenses.

    On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution and announced that it would effect the Distribution on March 31, 1997. Upon completion of the Distribution, Tridex will no longer own any shares of Transact capital stock.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Transact presently operates in one industry segment, the design, development, manufacture and marketing of printers and printer peripheral products.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    (i) PRINCIPAL PRODUCTS AND SERVICES

    Transact designs, develops, manufactures and markets customizable and custom dot matrix and thermal printers for applications requiring up to 60 character columns in each of its four vertical markets: POS, gaming and lottery, financial services and kiosk. The Company also sells an 80 column laser printer for kiosk applications. The Company's customizable products include several series of printers which offer customers the ability to choose from a variety of features and functions. Options typically include print speeds, paper handling capacities and numbers of print stations. In addition to its customizable printers, Transact manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

    In addition to printer products, the Company designs, manufactures, and sells an optical mark-sense reader which uses a light source to read lottery, pari-mutuel betting and other gaming slips marked by customers. The Company also manufactures and sells document transport mechanisms which deliver the finished printed output to the consumer in unattended applications, such as ATMs and kiosks. The Company also offers printer ribbons, paper and replacement parts for all of its products.

    The Company provides customers with telephone sales and technical support, a personal account representative for orders, shipping and general information and expedited shipping for orders of its customizable and custom products. Technical and sales support personnel receive training in all of the Company's products and services manufactured at their facility. The Company's printers generally carry a one-year limited warranty; extended warranties are available for purchase on selected printers to supplement the original warranty. The Company's costs to provide services and parts required under warranties historically have not been material.

    (ii) STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT

    None.

    (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal materials used in manufacturing are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources. However, the Company is dependent upon Okidata, Division of Oki America, Inc. ("Okidata") for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in virtually all of the Company's ITHACA brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. Transact has a supply agreement with Okidata to provide Oki Kits until August 2000. Transact believes its relations with Okidata are good and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. Transact cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the terms will be as favorable as those under the current contract.

    (iv) PATENTS AND PROPRIETARY INFORMATION

       The Company owns several patents, one of which it considers material. That patent covers an automated paper cut-off device, which is a feature offered on certain of the Company's POS printers. The Company regards certain manufacturing processes and designs to be proprietary and attempts to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

    (v), (vi) SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

    Retailers typically reduce purchases of new POS equipment in the fourth quarter, due to the increased volume of consumer transactions in that period, and the Company's sales of printers in the POS market historically have increased in the third quarter and decreased in the fourth quarter. However, the Company has not experienced material seasonality in its total net sales, due to offsetting sales in other markets.

    (vi) CERTAIN CUSTOMERS

    Sales to GTECH Corporation accounted for approximately 16.0%, 12.4% and 0.9% of net sales for the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended April 1, 1995, respectively. Sales to Indiana Cash Drawer Company accounted for approximately 7.5%, 8.6% and 13.6% during the same periods. Sales to Ultimate Technologies Corporation accounted for approximately 7.5%, 9.2% and 7.9% during the same periods.

    (viii) BACKLOG

    The Company's backlog of firm orders was approximately $39,700,000 as of March 22, 1997 and $7,000,000 as of February 24, 1996. Based on customers' current delivery requirements, Transact expects to fill approximately $26,700,000 of its backlog within the current fiscal year, and the remainder within the next fiscal year.

    (ix) MATERIAL PORTION OF BUSINESS SUBJECT TO RENEGOTIATION OF PROFITS

    None.

    (X) COMPETITION

    The market for transaction based printers is extremely competitive, and the Company expects such competition to intensify in the future. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company. Transact believes its ability to compete successfully depends on a number of factors both within and outside its control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by the Company and its competitors, general market and economic conditions and, in some cases, the uniqueness of its products. Two of the Company's competitors, Epson America, Inc. and Star Micronics America, Inc. together control approximately 50% to 60% of the United States market for POS printers, a market in which the Company's strategy calls for increased market share. Other principal competitors include Axiohm Incorporated, Citizen -- CBM America Corporation and DH Technology Incorporated. Certain competitors of the Company have lower costs, attributable to higher volume production and off-shore manufacturing locations and offer lower prices than the Company from time to time.

    In the gaming and lottery, financial services and kiosk markets, no single supplier holds a dominant position. Certain of the Company's products sold for gaming and lottery, kiosk and financial service applications compete based upon the Company's ability to provide highly specialized products, custom engineering and ongoing technical support.

    The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration and to take advantage of strategic relationships. Although the Company has historically maintained or increased sales with this strategy and believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

    (xi) RESEARCH AND DEVELOPMENT ACTIVITIES

    The Company spent approximately $2,467,000 in the year ended December 31, 1996, $1,533,000 in the nine months ended December 31, 1995 and $1,708,000 in the year ended April 1, 1995, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

    (xii) ENVIRONMENT

    The Company is not aware of any material non-compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

    (xiii) EMPLOYEES

    As of February 22, 1997, Transact Technologies and its subsidiaries employed 258 persons, of which 209 were full-time and 49 were temporary employees.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Historically, the Company's export sales and sales originating outside the United States have not been material. Beginning in 1997, the Company expects such sales to become material, especially to the United Kingdom and Canada. See
Note 14 to the Consolidated Financial Statements included in this report.

    (E) EXECUTIVE OFFICERS OF THE REGISTRANT.

    (i) EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                                  Age                                         Position
         ----                                  ---                                         --------
Bart C. Shuldman                               39               President, Chief Executive Officer and Director
Richard L. Cote                                55               Executive Vice President, Chief Financial Officer, Treasurer,
                                                                Secretary and Director
Lucy H. Staley                                 45               Senior Vice President - General Manager (Ithaca, NY facility)
John Cygielnik                                 51               Senior Vice President - General Manager (Wallingford, CT
                                                                facility)
Michael S. Kumpf                               46               Senior Vice President - Engineering

    BART C. SHULDMAN was appointed Chief Executive Officer, President and a Director of the Company in June 1996. He joined Magnetec as Vice President of Sales and Marketing in April 1993 and has served as President of Magnetec since August 1993 and President of the combined operations of Ithaca and Magnetec since December 1995. Prior to joining Magnetec, he held several management positions with Mars Electronics International, a division of Mars, Incorporated from 1989 to 1993. Most recently, he was Business Manager for the North American Amusement, Gaming and Lottery operations. From 1979 to 1989, he held manufacturing and sales management positions with General Electric Company.

    RICHARD L. COTE, was appointed Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director in June 1996, and has served as Senior Vice President and Chief Financial Officer of Tridex from September 1993 until August 1996. Mr. Cote joined Tridex as a Vice President in June 1993. From October 1991 to June 1993, he was a self-employed management consultant. From January 1991 to September 1991, he was Vice President and Corporate Controller of Wang Laboratories, Inc. From November 1989 to December 1990, he was Executive Vice President of Capital Resources Management, Inc.

    LUCY H. STALEY, Senior Vice President-General Manager (Ithaca, NY facility) since June 1996, served as a Vice President of Ithaca since she joined the Company in 1984. From 1984 until 1990, when Tridex acquired Ithaca, Ms. Staley also served as Treasurer of Ithaca.

    JOHN CYGIELNIK, Senior Vice President-General Manager (Wallingford, CT facility) since June 1996, joined Magnetec as Controller in 1992, and has served as Vice President of Finance of Magnetec since 1993. From 1976 until 1992, Mr. Cygielnik was employed by Data General Corporation, a computer hardware manufacturer, where he served in various positions, most recently as Controller for Manufacturing and Field Service Operations.

    MICHAEL S. KUMPF, Senior Vice President-Engineering since June 1996, served as Vice President of Engineering of Ithaca since he joined the Company in 1991. From 1973 until 1991, Mr. Kumpf was employed by NCR Corporation, where his most recent position was Director of Engineering-Retail Systems Printer Division.

ITEM 2. PROPERTIES.

    The Company's operations are currently conducted at the two facilities described below:

                                                                           Size             Owned or          Lease Expiration
Location                            Operations Conducted            (Approx. Sq. Ft.)        Leased                 Date
--------                            --------------------            -----------------        ------                 ----
Wallingford, Connecticut            Manufacturing facility and            44,000             Leased            March 31, 2005
                                    executive offices

Ithaca, New York                    Manufacturing facility                59,000             Leased          November 21, 2002

       The Ithaca facility includes approximately 23,000 square feet of additional leased space that the company expects to occupy by May 1, 1997. The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

    The Company's common stock is traded on the NASDAQ National Market. As of February 28, 1997, there were 69 holders of record of the common stock. The Company completed its initial public offering in the third quarter of 1996. The high and low sales prices of the common stock reported during each quarter of the year ended December 31, 1996, since August 22, 1996, the date of the Offering, were as follows:

                                               Year Ended
                                           December 31, 1996
                                           -----------------
                                          High            Low
                                          ----            ---
Third Quarter                            10 1/4            8
Fourth Quarter                           13 3/8          9 1/4


    No dividends on the common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank prohibits the payment of cash dividends for the term of the agreement.


ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    Year Ended                 Nine Months Ended                        Year Ended
                             --------------------------   ------------------------------    -----------------------------------
                             December 31,  December 31,   December 31,      December 31,    April 1,     April 2,      April 3,
                                 1996         1995           1995              1994         1995          1994           1993
                                 ----         ----           ----              ----         ----          ----           ----
                                           (Unaudited)                      (Unaudited)
Statement of Income Data:
   Net sales                    $42,134      $33,433        $25,497           $25,426     $33,362      $23,798       $25,949
   Gross profit                  13,933       10,590          7,968             8,391      11,013        8,213         8,016
   Operating income               5,233        2,254          1,579             3,030       3,705        1,723         2,793
   Net income                     3,340        1,332            916             1,883       2,304        1,093         1,632
   Pro forma earnings per
     share                         0.57         0.25           0.17              0.35        0.43         0.20          0.30


                               December 31,     December 31,     December 31,      April 1,       April 2,      April 3,
                                   1996             1995            1994             1995            1994         1993
                                   ----             ----            ----             ----            ----         ----
                                                                  (Unaudited)
Balance Sheet Data:
   Total assets                    $20,784          $15,969          $14,392        $15,358        $13,916       $14,910
   Shareholders' equity             14,407                -                -              -              -             -
   Tridex investment in the
     Company                             -           11,645           10,591         11,280         10,839        11,326

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Because the Company was wholly-owned by Tridex until August 22, 1996, the Selected Financial Data which appear in Item 6 and the Consolidated Financial Statements which appear in Item 8 of this report may not necessarily reflect the results of operations or financial position of the Company or what the results of operations would have been if the Company had been a stand alone entity during the periods presented. This discussion should be read in conjunction with those Consolidated Financial Statements and notes thereto. See Note 1 of Notes to Consolidated Financial Statements (Basis of Presentation).

    (A) RESULTS OF OPERATIONS

    Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income.

    (i) YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net Sales. Net sales for the year ended December 31, 1996 increased $8,701,000, or 26%, to $42,134,000 from $33,433,000 in the prior year.
Approximately $4,200,000 of the increase was due to increased shipments into the POS market. Sales of POS printers increased to approximately $21,400,000, or 51% of net sales, in the current year, from $17,200,000, or approximately 51% of net sales, in the prior year. The remainder of the increase principally reflects increased shipments of the Company's on-line lottery printers. Sales of these printers increased to approximately $6,800,000, or 16.1% of net sales, in the current year, from $3,400,000, or 10.2%, in the prior year.

    Gross Profit. Gross profit increased $3,343,000, or 32%, to $13,933,000 from $10,590,000 in the prior year due primarily to increased sales in the POS and gaming and lottery markets. The gross margin increased to 33.1% from 31.7%. The gross margin for 1995 of 31.7% reflected certain production start-up costs associated with the Company's new on-line lottery printer and the relocation of the Company's Connecticut facility in 1995. The Company expects that although gross profit will increase with increased sales, gross margin will decrease slightly due to a growing proportion of sales of printers at lower average selling prices resulting from volume discount pricing, particularly in the POS and gaming and lottery markets. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

    Engineering and Product Development. Engineering, design and product development costs increased $470,000, or 24%, to $2,467,000 from $1,997,000 for the prior year, but decreased slightly as a percentage of net sales to 5.9% from 6.0%. This increase was due primarily to increased product development and design costs, primarily for new products in the POS market, as well as increases in the level of engineering staff.

    Selling, General and Administrative. Selling, general and administrative expenses increased $194,000, or 3%, to $6,233,000 from $6,039,000 in the prior period. Selling expenses increased by $178,000 due primarily to increases in the level of sales staff and increased commissions resulting from higher unit sales volumes. General and administrative expenses increased only slightly over the prior year. Selling, general and administrative expenses decreased as a percentage of net sales to 14.8% from 18.1% due primarily to management's continuing efforts to control these costs.

     Operating Income. Operating income increased $2,979,000, or 132%, to $5,233,000 from $2,254,000 in the prior year. Operating income increased as a percentage of net sales to 12.4% from 6.7%, due primarily to the Company's ability to control operating expenses while increasing its level of sales during 1996, and the absence of certain production start-up costs associated with the Company's new on-line lottery printer and the relocation of the Company's Connecticut facility during 1995.

    Provision for Restructuring. During the year ended December 31, 1995, the Company recorded a provision for restructuring of $300,000 primarily to cover severance costs related to the combination of the Ithaca and Magnetec businesses under unified management.

    Other Income. Other income (expense), net increased $292,000, to $295,000 from $3,000 in the year ended December 31, 1995. This increase was primarily the result of a $285,000 gain on the sale of securities acquired in the sale of the Company's solenoid product line in the year ended April 2, 1994.

    Provision for Income Taxes. The provision for income taxes for the year ended December 31, 1996 reflects an effective tax rate of 39.6%. The provision for this period includes a benefit resulting from certain tax credits. The effective rate in the prior year's period was 41.0%.

    Net Income. Net income for the current year was $3,340,000, or $0.57 per share (pro forma), as compared to $1,332,000, or $0.25 per share (pro forma), in the prior year. Pro forma weighted average shares outstanding increased to 5,884,000 from 5,400,000 shares in the prior year.

    (ii) NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

    Net Sales. Net sales for the nine months ended December 31, 1995 increased to $25,497,000 from $25,426,000 in the comparable period of the prior year as the Company's sales in its principal markets were consistent for the relevant periods.

    Gross Profit. Gross profit decreased $423,000, or 5%, to $7,968,000 from $8,391,000 in the prior year's period. This decrease was primarily due to certain production start-up costs associated with the Company's new on-line lottery printer and the relocation of the Company's Connecticut facility in April 1995. The gross margin declined to 31.3% from 33.0%. In addition to the above, the Company's lower than historical gross margin in this period reflected an unfavorable change in the sales mix.

    Engineering and Product Development. Engineering, design and product development costs increased $289,000, or 23%, to $1,533,000 from $1,244,000 for the nine months ended December 31, 1995, and increased as a percentage of net sales to 6.0% from 4.9%. The increase reflects the development of new products and the enhancement of existing products, primarily for the POS market.

     Selling, General and Administrative. Selling, general and administrative expenses increased $439,000, or 11%, to $4,556,000 from $4,117,000 for the nine months ended December 31, 1995, and increased as a percentage of net sales to 17.9% from 16.2%. Selling expenses increased $62,000 due primarily to compensation-related costs for additional sales staff. The increase in general and administrative expenses of $377,000, resulted primarily from increased allocations of general and administrative expenses from Tridex and, to a lesser degree, costs related to the relocation of the Company's Connecticut facility and increased incentive compensation expense.

    Operating Income. Operating income decreased $1,451,000, or 48%, to $1,579,000 from $3,030,000 in the prior period. Operating income as a percentage of net sales decreased to 6.2% from 11.9%. This decrease was primarily due to certain production start-up costs associated with the Company's new on-line lottery printer and the relocation of the Company's Connecticut facility in April 1995.

    Provision for Restructuring. During the nine months ended December 31, 1995, the Company recorded a provision for restructuring of $300,000 primarily to cover severance costs related to the combination of the Ithaca and Magnetec businesses under unified management.

    Other Income. Other income (expense), net for the prior period includes a gain of $115,000 from a contingent payment from the fiscal 1994 sale of the Company's solenoid product line.

    Provision for Income Taxes. The provision for income taxes for the nine months ended December 31, 1995 reflects an effective tax rate of 41.4%. The effective rate in the comparable prior period was 40.0%.

    Net Income. Net income for the current year was $916,000, or $0.17 per share (pro forma), as compared to $1,883,000, or $0.35 per share (pro forma), in the prior year. Pro forma weighted average shares outstanding were 5,400,000 shares in each period.

    (iii) LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash flows from operations of $1,972,000, $1,881,000 and $2,913,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. The Company's working capital at December 31, 1996 was $8,609,000 compared to $6,281,000 at December 31, 1995. The current ratio was 2.47 to 1.0 at December 31, 1996 and
2.64 to 1.0 at December 31, 1995. The increase in working capital and net operating assets was funded primarily through cash generated from operations and the net proceeds from the Offering.

    On August 22, 1996, the Company sold 1,150,000 shares of its common stock at a price of $8.50 per share in the Offering. On September 18, 1996, the Company sold an additional 172,500 shares upon exercise of the underwriters' over-allotment option. Net proceeds from the Offering (including the exercise of the underwriters' over-allotment option) were approximately $8,991,000 after payment of $2,250,000 of Offering expenses. In conjunction with the Offering, the Company also repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note, which bore interest at the rate paid by Tridex under its revolving credit facility (8.25% at December 31, 1996), was repaid on February 14, 1997.

    Prior to the Offering, the Company participated in Tridex's centralized cash management system. While under this system, cash deposits from the Company were transferred to Tridex on a daily basis and Tridex funded the Company's disbursement bank accounts as required. On August 22, 1996, the Company ceased to participate in the Tridex cash management system.

    On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.25% at December 31, 1996), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company expects to use borrowings under the Credit Facility to fund its short-term working capital requirements, as they arise.

    The Company's capital expenditures were approximately $1,836,000, $1,334,000 and $1,203,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. These expenditures primarily included tooling and factory machinery and equipment. In addition, capital expenditures in the year ended April 1, 1995 and the nine months ended December 31, 1995 included new leasehold and equipment purchases related to the relocation of the Company's Connecticut facility. The Company's capital expenditures for 1997 are expected to be approximately $2,800,000.

    The Company believes that cash flows generated from operations and borrowings available under the Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 1997.

    (B) IMPACT OF INFLATION

    Transact believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                          Page
                                                                                                                   Number
              Report of Independent Accountants                                                                      13
              Transact Technologies Incorporated consolidated financial statements:

                   Consolidated balance sheets as of December 31, 1996 and December 31, 1995.                        14

                   Consolidated statements of income for the years ended December 31, 1996 and December              15
                   31, 1995 (unaudited), the nine months ended December 31, 1995 and December 31, 1994
                   (unaudited), and the year ended April 1, 1995.

                   Consolidated statements of cash flows for the years ended December 31, 1996 and                   16
                   December 31, 1995 (unaudited), the nine months ended December 31, 1995 and December
                   31, 1994 (unaudited), and the year ended April 1, 1995.

                   Consolidated statement of changes in shareholders' equity for the period from August 22,          17
                   1996 through December 31, 1996.

                   Notes to consolidated financial statements.                                                       18

              Financial Statement Schedules - All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of Transact Technologies Incorporated

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Transact Technologies Incorporated and its subsidiaries, as described in Note 1, at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995 and their changes in shareholders' equity for the period from August 22, 1996 through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



         Price Waterhouse LLP
         Hartford, Connecticut
         February 12, 1997

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                          December 31,    December 31,
                                                             1996            1995
                                                             ----            ----
ASSETS:
Current assets:
   Cash and cash equivalents                               $  1,041        $   --
   Receivables (Note 4)                                       5,179           3,246
   Receivable from Tridex Corporation                           266            --
   Inventories (Note 5)                                       7,370           6,353
   Deferred tax assets (Note 11)                                524             374
   Other current assets                                         104             134
                                                           --------        --------
     Total current assets                                    14,484          10,107
                                                           --------        --------

Plant and equipment:
   Machinery, furniture and equipment                         9,074           7,169
   Leasehold improvements                                       276             428
                                                           --------        --------
                                                              9,350           7,597
   Less accumulated depreciation                             (5,386)         (4,556)
                                                           --------        --------
                                                              3,964           3,041
                                                           --------        --------

Excess of cost over fair value of net assets
   acquired, net (Note 2)                                     2,246           2,418
Other assets (Note 2)                                            90             403
                                                           --------        --------
                                                           $ 20,784        $ 15,969
                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                        $  2,463        $  2,711
   Accrued liabilities (Note 6)                               2,412           1,115
   Note payable to Tridex (Note 13)                           1,000            --
                                                           --------        --------
     Total current liabilities                                5,875           3,826
                                                           --------        --------

Deferred revenue                                                274             252
Deferred tax liabilities (Note 11)                              228             189
                                                           --------        --------
                                                                502             441
                                                           --------        --------

Commitments and contingencies (Note 9)

Shareholders' equity:
   Common stock, $0.01 par value; 20,000,000
     authorized; 6,722,500 issued and outstanding                67            --
   Preferred stock, 5,000,000 authorized, no
     issued and outstanding                                    --              --
   Additional paid-in capital                                13,186            --
   Retained earnings                                          1,169            --
   Tridex investment in the Company (Note 7)                   --            11,645
   Unrealized gain on securities available for sale,
     net of taxes                                              --                57
   Cumulative valuation adjustment                              (15)           --
                                                           --------        --------
     Total shareholders' equity                              14,407          11,702
                                                           --------        --------
                                                           $ 20,784        $ 15,969
                                                           ========        ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                Year Ended                        Nine Months Ended              Year Ended
                                       --------------------------------     -------------------------------      ----------
                                       December 31,        December 31,     December 31,       December 31,        April 1,
                                           1996                1995             1995               1994              1995
                                       ------------        ------------     ------------       ------------      ----------
                                                           (Unaudited)                          (Unaudited)
Net sales                            $    42,134        $    33,433        $    25,497        $    25,426       $    33,362
Cost of sales                             28,201             22,843             17,529             17,035            22,349
                                     -----------        -----------        -----------        -----------       -----------
Gross profit                              13,933             10,590              7,968              8,391            11,013
                                     -----------        -----------        -----------        -----------       -----------

Operating expenses:
   Engineering, design and
     product development
     costs                                 2,467              1,997              1,533              1,244             1,708
   Selling, general and
     administrative expenses               6,233              6,039              4,556              4,117             5,600
   Provision for restructuring
     (Note 13)                              --                  300                300               --                --
                                     -----------        -----------        -----------        -----------       -----------
                                           8,700              8,336              6,389              5,361             7,308
                                     -----------        -----------        -----------        -----------       -----------

Operating income                           5,233              2,254              1,579              3,030             3,705
                                     -----------        -----------        -----------        -----------       -----------
Other income (expense):
   Interest, net                             (17)              --                 --                 --                --
   Other, net (Note 13)                      312                  3                (15)               108               127
                                     -----------        -----------        -----------        -----------       -----------
                                             295                  3                (15)               108               127
                                     -----------        -----------        -----------        -----------       -----------

Income before income taxes                 5,528              2,257              1,564              3,138             3,832

Income tax provision
   (Note 11)                               2,188                925                648              1,255             1,528
                                     -----------        -----------        -----------        -----------       -----------
Net income                           $     3,340        $     1,332        $       916        $     1,883       $     2,304
                                     ===========        ===========        ===========        ===========       ===========

Pro forma earnings per share:
   Primary                           $      0.57        $      0.25        $      0.17        $      0.35       $      0.43
                                     ===========        ===========        ===========        ===========       ===========
   Pro forma average common
     and common equivalent
     shares outstanding                    5,884              5,400              5,400              5,400             5,400
                                     ===========        ===========        ===========        ===========       ===========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                Year Ended               Nine Months Ended          Year Ended
                                                        --------------------------    -------------------------     ----------
                                                        December 31,   December 31,   December 31,  December 31,     April 1,
                                                            1996           1995           1995          1994          1995
                                                        --------------------------    -------------------------     ----------
                                                                       (Unaudited)                  (Unaudited)
Cash flows from operating activities:
   Net income                                           $   3,340      $   1,332       $     916     $   1,883     $   2,304
   Adjustments to reconcile net income
   to net cash provided by operating activities:

       Depreciation and amortization                        1,135            957             729           686           914

       Deferred income taxes                                  (82)           168              82             -            86
       Gain on sale of securities available for sale         (285)             -               -             -             -
       Gain on sale of solenoid product
         line (Note 13)                                         -              -               -          (115)         (115)
       Loss on disposal of equipment                            6              1               5             8             4
       Changes in operating assets and liabilities:
         Receivables                                       (2,199)           752             532          (154)           66
         Inventories                                       (1,017)        (1,653)           (656)          (16)       (1,013)
         Other current assets                                  30            (45)            (54)           (1)            8
         Other assets                                         (27)            41             150           (56)         (165)
         Accounts payable                                    (248)           (50)             35           409           324
         Accrued liabilities and
         deferred revenue                                   1,319            327             142           315           500
                                                        ---------      ---------       ---------     ---------     ---------
           Net cash provided by operating
           activities                                       1,972          1,830           1,881         2,959         2,913
                                                        ---------      ---------       ---------     ---------     ---------

Cash flows from investing activities:
   Purchases of plant and equipment                        (1,836)        (1,586)         (1,334)         (956)       (1,203)
   Proceeds from sale of securities available for
     sale                                                     508              -               -             -             -
   Proceeds from sale of solenoid product line
     (Note 13)                                                  -              -               -           115           115
   Proceeds from sale of equipment                             13              4               4            13             8
   Other                                                       (5)            30               -             -            30
                                                        ---------      ---------       ---------     ---------     ---------
     Net cash used in investing activities                 (1,320)        (1,552)         (1,330)         (828)       (1,050)
                                                        ---------      ---------       ---------     ---------     ---------

Cash flows from financing activities:
   Net proceeds from issuance of stock                      8,991              -               -             -             -
   Payment of intercompany indebtedness                    (7,500)             -               -             -             -
   Net transactions with Tridex prior to
   the initial public offering                             (1,087)          (278)           (551)       (2,131)       (1,863)
                                                        ---------      ---------       ---------     ---------     ---------
       Net cash provided by (used in) financing
         activities                                           404           (278)           (551)       (2,131)       (1,863)
                                                        ---------      ---------       ---------     ---------     ---------

Effect of exchange rate changes on cash                       (15)             -               -             -             -
                                                        ---------      ---------       ---------     ---------     ---------
Increase in cash and cash equivalents                       1,041              -               -             -             -
Cash and cash equivalents at beginning of period                -              -               -             -             -
                                                        ---------      ---------       ---------     ---------     ---------
Cash and cash equivalents at end of period              $   1,041      $       0       $       0     $       0     $       0
                                                        =========      =========       =========     =========     =========
Supplemental cash flow information:
   Interest paid                                        $      28              -               -             -             -
   Income taxes paid                                          592              -               -             -             -

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)




                                                       Common Stock              Additional                          Cumulative
                                              ---------------------------         Paid-in           Retained        Translation
                                              Shares               Amount         Capital           Earnings         Adjustment
                                              ------               ------         -------           --------         ----------
Balance, August 22, 1996                    5,400,000               $54          $ 4,207           $    -              $  -
   Issuance of Offering shares              1,322,500                13            8,978                -                 -
   Purchase of warrants                             -                 -                1                -                 -
   Translation adjustments                          -                 -                -                -               (15)
   Net income subsequent to the
     Offering                                       -                 -                -            1,169                 -
                                            ---------              ------        -------           --------           --------
Balance, December 31, 1996                  6,722,500               $67          $13,186           $1,169              $(15)
                                            =========              ======        =======           ========           ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    Transact Technologies Incorporated ("Transact" or the "Company") was incorporated on June 17, 1996, as a wholly-owned subsidiary of Tridex Corporation ("Tridex"). Following the incorporation, Transact and two of Tridex's wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), entered into a Plan of Reorganization (the "Plan of Reorganization"), pursuant to which: (i) Ithaca merged into Magnetec;
(ii) Transact transferred to Tridex certain assets of Magnetec used in manufacturing a printer ribbon product line; (iii) Transact issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec; (iv) Transact sold in an initial public offering (the "Offering") 1,322,500 shares or approximately 19.7% of its common stock; (v) Transact repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the distribution of the 5,400,000 shares of Transact owned by Tridex to Tridex stockholders (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions.

    The financial statements of the Company have been prepared principally on the basis of items (i) and (ii) of the Plan of Reorganization outlined above and include the financial position and consolidated (combined prior to the implementation of the Plan of Reorganization) results of operations and cash flows of the business described. The term consolidated as used herein refers to both the consolidated and combined financial statements. The Company carries its assets and liabilities at historical cost. The financial results in these financial statements are not necessarily indicative of results that would have occurred if the Company had been a separate stand alone entity during the periods presented or of future results of the Company.



2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS AND PRODUCTS: Transact, through its two operating units, Magnetec and Ithaca, operates in one industry segment, printer peripheral equipment. Transact designs, develops, manufactures and markets transaction based printers and related products under the ITHACA and MAGNETEC brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 51% of net sales for the year ended December 31, 1996); gaming and lottery (approximately 29% of net sales); financial services (approximately 12% of net sales); and kiosk (approximately 8% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value added resellers and selected distributors, primarily in the United States, Canada and Europe.

    Transact manufactures and sells customizable and custom dot matrix and thermal printers for applications requiring up to 60 character columns in each of its four vertical markets. The Company also sells an 80 column laser printer for kiosk applications. The Company's customizable products include several series of printers which offer customers the ability to choose from a variety of features and functions. Options typically include print speeds, paper handling capacities and numbers of print stations. In addition to its customizable printers, Transact manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

    PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all material intercompany accounts and transactions.

    CHANGE IN FISCAL YEAR END: In December 1995, the Company's fiscal year end was changed to December 31 from the Saturday closest to March 31.

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated for periods prior to the Offering, which would be ordinarily included as a separate component of shareholders' equity, is de minimis. Transaction gains and losses are included in other income.

    INVENTORIES: Inventories are stated at the lower of cost (principally first-in, first-out) or market.

    PLANT AND EQUIPMENT AND DEPRECIATION: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is five to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $905,000, $521,000 and $650,000 in the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively.

    EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisition of Ithaca in fiscal year 1991. The original amount applicable to this acquisition totaled $3,536,000 and is being amortized on the straight line method over 20 years. Accumulated amortization of goodwill was $1,290,000 and $1,118,000 at December 31, 1996 and December 31, 1995, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations for Ithaca. The Company believes that no impairment of goodwill exists at December 31, 1996.

    OTHER ASSETS: At December 31, 1995, other current assets includes marketable securities available for sale, accounted for at market value of $309,000, with an unrealized gain of $86,000, net of related tax effect of $29,000, recorded as a component of stockholder's equity.

    REVENUE RECOGNITION: Sales are recognized when the product is shipped. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to one customer accounted for approximately 16% and 12% of net sales for the year ended December 31, 1996 and the nine months ended December 31, 1995, respectively. A different customer accounted for approximately 14% of net sales in the year ended April 1, 1995.

    INCOME TAXES: Through the date of the Distribution, the Company will be included in the consolidated federal and certain state income tax returns of Tridex. Effective April 4, 1993, Tridex adopted FAS 109 "Accounting for Income Taxes," which mandates the liability method for computing deferred income taxes. The income tax amounts reflected in the accompanying financial statements are an allocation of Tridex's consolidated balances, and are computed as if a separate return had been filed for the Company, using those elements of income and expense as reported in the consolidated statements of income. See Note 11 for a further discussion. Subsequent to the Distribution, the Company will file federal and state income tax returns separately from Tridex.

    PRO FORMA EARNINGS PER SHARE: Pro forma primary earnings per common share is based on the pro forma weighted average number of shares outstanding during the period, including stock options and warrants when the result is dilutive, as if all shares issued to Tridex prior to the Offering had been outstanding throughout the periods presented.


3.  RELATED PARTY TRANSACTIONS

    Prior to the Offering, the Company participated in Tridex's centralized cash management system. While under this system, cash deposits from the Company were transferred to Tridex on a daily basis and Tridex funded the Company's disbursement bank accounts as required. On August 22, 1996, the Company ceased to participate in the Tridex cash management system.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

    Prior to the Offering, Tridex provided certain general and administrative services to the Company, including tax, treasury, risk management and insurance, legal, marketing, accounting, auditing, human resources and executive management. For periods prior to the Offering, these expenses have been allocated to the Company based upon actual usage for those expenses directly attributable to the Company, and otherwise allocated based upon other methods which management believes to be reasonable. These allocations were $869,000, $1,203,000 and $1,159,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. These costs may have been different had the Company operated as a separate stand-alone entity during the periods presented.

    Included as a component of Tridex investment in the Company are net cash advances from Tridex to the Company and general and administrative expenses allocated from Tridex to the Company. No interest expense on net advances from Tridex has been reflected in the accompanying financial statements.

    On July 31, 1996, the Company entered into a Corporate Services Agreement with Tridex. Under the terms of this agreement, Tridex agrees to provide the Company with certain services, including employee benefit administration, human resource and related services, administrative services, risk management, regulatory compliance, preparation of tax returns and certain financial and other services. Such services will be provided and reimbursed at actual cost, which amounted to approximately $91,000 for the year ended December 31, 1996. Certain services will no longer be provided after March 31, 1997. Also, pursuant to the terms of the agreement, Tridex agrees to pay 15% of the direct employment costs of the Company's chief financial officer through March 31, 1997, which amounted to approximately $8,000 for the year ended December 31, 1996. The agreement expires December 31, 1997.

    On July 31, 1996, the Company entered into a Tax Sharing Agreement with Tridex. The agreement provides for the treatment of certain tax attributes of the Company including the method of allocating tax obligations, treatment of tax carryforwards and the computation of income tax provisions for the Company between the date of the Offering and the Distribution. For the year ended December 31, 1996, the Company paid approximately $527,000 to Tridex pursuant to the agreement.

    The Company and Tridex also entered into an Asset Transfer Agreement dated July 31, 1996, under which the Company agreed to transfer to Tridex certain assets used in the manufacturing process of the printer ribbon product line. Additionally, on September 28, 1996, the Company and Tridex entered into a Manufacturing Support Services Agreement. Under this agreement, the Company agrees to provide Tridex with space within its Wallingford, Connecticut manufacturing facility and certain support services for the ribbon business through September 28, 1998. Tridex agrees to pay the Company a monthly fee calculated to compensate the Company for the direct and indirect costs incurred by the Company to provide the space and render such services. These fees amounted to approximately $67,000 during the year ended December 31, 1996. The Company also purchased approximately $5,000 of ribbons from Tridex during the same period.

    The Company sells certain POS printers to a wholly-owned subsidiary of Tridex. Revenues from the sale of such printers amounted to $3,178,000, $2,340,000 and $2,639,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. On July 30, 1996, the Company entered into a Printer Supply Agreement which will require the subsidiary, in consideration for continued favorable price terms, to purchase from the Company at least three quarters of its total POS printer requirements through December 31, 1999.

    The Company's employees participate in the Tridex Corporation Retirement Savings Plan (the "Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 37.5% of employees' contributions up to the first 4% of the employee's compensation contributed to the Plan. The Company's matching contributions were $80,000, $51,000 and $60,000 in the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively, and are included in general and administrative expense.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RECEIVABLES

    Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                                           Nine Months
                                                       Year Ended             Ended            Year Ended
                                                      December 31,        December 31,          April 1,
(In thousands)                                            1996                1995                 1995
                                                          ----                ----                 ----
Balance at beginning of period                           $ 40                $ 76                $102
   Provision for doubtful accounts                         66                  12                  48
   Accounts written off, net of recoveries                  -                 (48)                (74)
                                                         ----                ----                ----
Balance at end of period                                 $106                $ 40                $ 76
                                                         ====                ====                ====


5.   INVENTORIES

    The components of inventories are:

                                                      December 31,        December 31,          April 1,
(In thousands)                                            1996                1995                1995
                                                          ----                ----                ----
Raw materials and component parts                        $5,828              $5,041             $4,744
Work-in-process                                             810                 794                606
Finished goods                                              732                 518                347
                                                         ------              ------             ------
                                                         $7,370              $6,353             $5,697
                                                         ======              ======             ======


6.   ACCRUED LIABILITIES

    The components of accrued liabilities are:

                                                      December 31,        December 31,          April 1,
(In thousands)                                            1996                1995                1995
                                                          ----                ----                ----
Payroll and fringe benefits                              $  931             $  457               $  664
Income taxes payable                                        330                  -                    -
Customer advances, deferred revenue and
  warranty                                                  324                186                  140
Accounts payable to Tridex Corporation                      103                  -                    -
Other                                                       724                472                  246
                                                         ------             ------               ------
                                                         $2,412             $1,115               $1,050
                                                         ======             ======               ======

7.  TRIDEX INVESTMENT IN THE COMPANY

    Tridex investment in the Company includes the original investment in the Company and the net intercompany payable from the Company to Tridex reflecting transactions described in Note 3. The following analyzes Tridex's investment in the Company for the periods presented. The amounts presented below for the year ended December 31, 1996 reflect activity through the Offering date, August 22, 1996.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   TRIDEX INVESTMENT IN THE COMPANY (CONTINUED)

                                                                           Nine Months
                                                       Year Ended             Ended            Year Ended
                                                      December 31,        December 31,          April 1,
(In thousands)                                            1996                1995                 1995
                                                          ----                ----                 ----
Balance at beginning of the period                     $11,645             $11,280               $10,839
   Net income                                            2,171                 916                 2,304
   Net transactions with Tridex:
     Allocation of general and administrative
       expenses from Tridex                               (869)             (1,203)               (1,159)
     Sales to affiliates                                 1,998               2,340                 2,639
     Net transfers to Tridex                            (2,216)             (1,688)               (3,343)
   Reclassification of note payable to Tridex           (8,500)                  -                     -
   Issuance of shares to Tridex in exchange
     for all outstanding shares of  Magnetec            (4,229)                  -                     -
                                                       -------             -------               -------
Balance at end of the period                           $     -             $11,645               $11,280
                                                       =======             =======               =======


8.   BANK CREDIT AGREEMENT

    On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.25% at December 31, 1996), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio and restricts the payment of cash dividends and the creation of liens. The Company had no borrowings under the Credit Facility during 1996.

9.   COMMITMENTS AND CONTINGENCIES

    At December 31, 1996, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $682,000, $532,000 and $616,000 in the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996 are as follows: $784,000 in 1997; $794,000 in 1998; $789,000 in 1999; $766,000 in 2000;
$755,000 in 2001 and $3,293,000 thereafter.

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

    In conjunction with the Plan of Reorganization, as described in Note 1, Tridex indemnified the Company from any liabilities, including environmental liabilities, which could arise in connection with a manufacturing facility owned by Tridex and formerly operated by the Company.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK OPTIONS AND WARRANTS

    STOCK OPTIONS. On July 30, 1996, the Company adopted the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company. The Company also adopted a Directors' Stock Plan which provides for non-discretionary awards to non-employee directors. The plans provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options,
(iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and vest over a five-year period, unless automatically accelerated. Effective upon the Offering on August 22, 1996, the Company granted options to purchase 309,300 shares of common stock under the 1996 Stock Plan and options to purchase 30,000 shares under the Directors' Stock Plan, at the initial public offering price of $8.50 per share. At December 31, 1996, the Company has reserved 660,000 shares of common stock for issuance under the 1996 Stock Plan and Directors' Stock Plan.

    The 1996 Stock Plan activity is summarized below:

                                                                                Year Ended
                                                                             December 31, 1996
                                                                          ------------------------
                                                                          Shares    Exercise Price

   Granted                                                               339,300        $8.50

   Outstanding at period end (non exercisable)                           339,300         8.50

   Weighted average fair value of options granted during the period        $6.25


    Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net income and earnings per share would have been:

                                             Year Ended
                                            December 31,
(In thousands, except per share data)           1996
                                         -----------------
Net income:
  As reported                                 $    3,340
  Pro forma under FAS 123                          3,248
Pro forma earnings per share:
  As reported                                 $     0.57
  Pro forma under FAS 123                           0.55


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the year ended December 31, 1996: dividend yield of 0%; risk-free interest rate of 5.0619%; expected volatility factor of 59.5%; and an expected option term of ten years.

    WARRANTS: On August 22, 1996, the Company sold to the underwriters of the Offering, for nominal consideration, a warrant to purchase from the Company up to 115,000 shares of common stock at an exercise price of $10.20 per share. The warrant is exercisable for a period of five years after the effective date of the Offering and beginning one year from the earlier of (i) the completion of the Distribution or (ii) the date on which Tridex owns less than 80% of the Company's outstanding common stock. No warrants were exercisable at December 31, 1996.

    RESTRICTED STOCK: Pursuant to the 1996 Stock Plan, the Company intends to grant 49,800 shares of restricted common stock to its Chairman of the Board and its officers and certain key employees immediately after completion of the Distribution. Shares of restricted stock granted will vest over a five year period, unless automatically accelerated.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. INCOME TAXES

    The components of the income tax provision are as follows:

                                                                Nine Months
                                          Year Ended               Ended                Year Ended
                                         December 31,           December 31,             April 1,
(In thousands)                               1996                   1995                   1995
                                             ----                   ----                   ----
Current:
  Federal                                    $1,934                 $476                  $1,212
  State                                         336                   90                     230
                                             ------                 ----                  ------
                                              2,270                  566                   1,442
                                             ------                 ----                  ------
Deferred:
  Federal                                       (73)                  73                      77
  State                                          (9)                   9                       9
                                             ------                 ----                  ------
                                                (82)                  82                      86
                                             ------                 ----                  ------
Total income tax provision                   $2,188                 $648                  $1,528
                                             ======                 ====                  ======


    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:


                                                       December 31,      December 31,
(In thousands)                                             1996               1995
                                                           ----               ----
Gross deferred tax assets:
  Currently non-deductible liabilities and
     reserves                                               $586              $469
                                                            ====              ====
Gross deferred tax liabilities:
  Depreciation                                              $290              $284
                                                            ====              ====


    At December 31, 1996, the Company had foreign net operating loss carryforwards of approximately $152,000, which do not expire. A full valuation allowance has been recorded with respect to the foreign net operating loss carryforwards.

    Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                                                   Nine Months
                                                              Year Ended               Ended              Year Ended
                                                             December 31,          December 31,            April 1,
                                                                 1996                  1995                   1995
                                                                 ----                  ----                   ----
Federal statutory tax rate                                       34.0%                 34.0%                  34.0%
   State income taxes, net of federal income taxes                4.0                   4.4                   4.2
   Non-deductible purchase accounting adjustments                 1.1                   2.8                   1.6
   Other                                                          0.5                   0.2                   0.1
                                                                 ----                  ----                  ----
Effective tax rate                                               39.6%                 41.4%                 39.9%
                                                                 ====                  ====                  ====

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of marketable securities available for sale is equal to fair value, as discussed in Note 2.

13. SIGNIFICANT TRANSACTIONS

    On August 22, 1996, the Company sold 1,150,000 shares of its common stock at a price of $8.50 per share in the Offering. On September 18, 1996, the Company sold an additional 172,500 shares upon exercise of the underwriters' over-allotment option. Net proceeds from the Offering (including the exercise of the Underwriters' over-allotment option) were approximately $8,991,000, after payment of approximately $2,250,000 of Offering expenses.

    Concurrent with the Offering, the Company repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note is due on March 31, 1998 and bears interest, payable monthly in arrears, at the rate paid by Tridex under its revolving credit facility (8.25% at December 31, 1996).

    In December 1995, the operations of Magnetec and Ithaca were combined under unified management. In connection with this combination, the Company recorded a provision for restructuring costs of $300,000, which covers the costs associated with combining operations under unified management and is primarily comprised of severance costs.

    In the year ended April 2, 1994, the Company sold its solenoid product line. Proceeds from the sale were cash and shares of common stock of the purchaser ("marketable securities"). In the same period, the Company recognized a gain of $175,000 on the sale of the product line. During the year ended April 1, 1995, the Company recognized an additional gain of $115,000 as the result of a contingent payment received from the purchaser. In addition, during the year ended December 31, 1996, the Company sold the remainder of the marketable securities and recognized a gain of $285,000. These gains are included in Other Income in the applicable period.

14. INTERNATIONAL OPERATIONS

    The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary, which had sales of $397,000, $332,000 and $355,000 in the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended April 1, 1995, respectively. The Company had export sales from its United States operations of approximately $2,019,000 in the year ended December 31, 1996, $1,543,000 in the nine months ended December 31, 1995 and $3,342,000 in the year ended April 1, 1995. Such sales were primarily to Canada and Europe.

15. SUBSEQUENT EVENTS

    On February 12, 1997, Tridex received a ruling from the Internal Revenue Service confirming the tax-free nature of the Distribution. Tridex owns 5,400,000, or approximately 80.3%, of the outstanding shares of the Company's common stock, which will be distributed on March 31, 1997 pro rata to Tridex stockholders of record on March 14, 1997 at the rate of approximately one share of Transact common stock for each share of Tridex common stock outstanding. On February 14, 1997, the Company repaid the remaining $1,000,000 of intercompany indebtedness, plus accrued interest, to Tridex.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (A) DIRECTORS.

    The information contained in "Information Concerning Nominee for Election as Director" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 1, 1997 is hereby incorporated herein by reference. Also see Item 1(E)(i) above.

    (B) EXECUTIVE OFFICERS.

    See Item 1(E)(i) above.

    (C) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information contained in "Voting Securities and Principal Holders Thereof Compliance with Section 16(a)" of the Proxy Statement is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained in "Compensation of Directors and Executive Officers" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained in "Voting Securities and Principal Holders Thereof Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS REPORT:

    (i) Financial statements
        See Item 8 on page 12.

   (ii) Financial statement schedules
        See Item 8 on page 12.

  (iii) List of Exhibits.
        See Exhibit Index on page 29.


    (B)   REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRANSACT TECHNOLOGIES INCORPORATED



                      By:   /s/ Bart C. Shuldman
                          -----------------------------------------------------
                           Bart C. Shuldman
                           President, Chief Executive Officer and Director
                           Date:   March 24, 1997



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                              Title                                Date
---------                                              -----                                ----
   /s/ Bart C. Shuldman                President, Chief Executive Officer and            March 24, 1997
----------------------------------     Director
Bart C. Shuldman
(Principal Executive Officer)


   /s/ Richard L. Cote                 Executive Vice President, Chief Financial         March 24, 1997
----------------------------------     Officer, Treasurer, Secretary and Director
Richard L. Cote
(Principal Accounting Officer)


   /s/ Thomas R. Schwarz               Chairman of the Board and Director                March 24, 1997
----------------------------------
Thomas R. Schwarz


   /s/ Graham Y. Tanaka                Director                                          March 24, 1997
----------------------------------
Graham Y. Tanaka


   /s/ Charles A. Dill                 Director                                          March 24, 1997
----------------------------------
Charles A. Dill

                                  Exhibit Index

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

 3.1          Certificate of Incorporation of the Company, filed with the Secretary of the State of Delaware           *
              on June 17, 1996.
 3.2          By-laws of the Company.                                                                                  *
 4.1          Specimen Common Stock Certificate.                                                                       *
 4.2          See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and By-laws of the           *
              Company defining the rights of the holders of common stock.
10.1          Plan of Reorganization dated as of June 24, 1996 among Tridex, Magnetec, Transact and Ithaca             *
10.2          Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex, Magnetec,                  **
              Transact and Ithaca.
10.3          Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.                      *
10.4          Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and Tridex.                          *
10.5          Manufacturing Support Services Agreement between Magnetec and Tridex, dated as of September              **
              28, 1996.
10.6          Corporate Services Agreement dated as of July 30, 1996 between Tridex and Transact.                      **
10.7          Printer Supply Agreement dated as of July 31, 1996 between Magnetec and Ultimate                         *
              Technology Corporation.

10.8          Tax Sharing Agreement dated as of July 31, 1996 between Tridex and Transact.                             **
10.9          Credit Agreement dated as of August 29, 1996 among Transact, Magnetec and Fleet National                 **
              Bank.
10.10         Purchase Agreement dated as of October 17, 1996 between ICL Pathway Limited, Ithaca                      **
              Peripherals Limited and Transact.  (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has requested confidential treatment of portions of this  exhibit deleted from the filed copy.)
10.11         Stock Plan, dated August 22, 1996.                                                                       **
10.12         Non-Employee Directors' Stock Plan, dated August 22, 1996.                                               **
10.13         Sales and Marketing Agreement by and between the Company and Oki Europe Limited, dated                   *
              May 9, 1996. (Pursuant to Rule 477 under the Securities Act of
              1993, as amended (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.14         OEM Purchase Agreement by and between GTECH, Transact and Magnetec, commencing                           ***
              October 1, 1996.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.15         OEM Purchase Agreement by and between OKIDATA and Tridex, dated January 24, 1990.                        *
              (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.16         Strategic Agreement by and between OKIDATA and Tridex, dated May 9, 1996. (Pursuant to                   *
              Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
10.17         Lease Agreement by and between Pyramid Construction Company and Magnetec, dated                          *
              August 1, 1994.
10.18         Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.                  *
10.19         First Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated as                  *
              of October 18, 1993.
10.20         Employment Agreement, dated July 31, 1996, by and between the Company and Bart C.                        *
              Shuldman.
10.21         Employment Agreement, dated July 31, 1996, by and between the Company and Richard L.                     *
              Cote.
10.22         Severance Agreement by and between Transact and Lucy H. Staley, dated September 4, 1996                  **

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
10.23         Severance Agreement by and between Transact and John Cygielnik, dated September 10,                     **
              1996.
10.24         Severance Agreement by and between Transact and Michael S. Kumpf, dated September 4,                    **
              1996.
11.1          Statement re:  computation of per share earnings.                                                       31
21.1          Subsidiaries of the Company.
27.1          Financial Data Schedule

  * These exhibits, which were previously filed with the Company's Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
 ** These exhibits, which were previously filed with the Company's Quarterly
    Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
*** This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed October 11, 1996, is incorporated by reference.