Form 10-Q
period 1997-03-31
TRANSACT TECHNOLOGIES INC
filed 1997-05-09
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:         March 29, 1997

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

                                   YES /X/ NO / /

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING MARCH 31, 1997
COMMON STOCK,
$.01 PAR VALUE                                                 6,722,500

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                       Page No.
-------                     ----------------------                                                       --------
     Item 1.                Financial Statements

                            Consolidated condensed balance sheets as of March 29, 1997 and December
                            31, 1996                                                                           3

                            Consolidated statements of income for the three months ended March 29,
                            1997 and March 30, 1996                                                            4

                            Consolidated statements of cash flows for the three months ended March
                            29, 1997 and March 30, 1996                                                        5

                            Notes to consolidated condensed financial statements                               6

     Item 2.                Management's Discussion and Analysis of the Results of Operations and
                            Financial Condition                                                                7

PART II. Other Information:

     Item 6.                Exhibits and Reports on Form 8-K                                                   9

     Signatures                                                                                                9

                                   EXHIBIT INDEX


Exhibit 11                  Computation of Per Share Earnings                                                 10
----------

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           MARCH 29, 1997       December 31,
(In thousands)                                                                      1996
                                                           --------------      --------------
                                                             (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                                     $   --            $  1,041
   Receivables                                                      8,484             5,179
   Receivable from Tridex Corporation                                 189               266
   Inventories                                                      8,230             7,370
   Other current assets                                               769               628
                                                                 --------          --------
     Total current assets                                          17,672            14,484
                                                                 --------          --------
   Plant and equipment, net                                         4,372             3,964
   Excess of cost over fair value of net assets acquired            2,203             2,246
   Other assets                                                        91                90
                                                                 --------          --------
                                                                 $ 24,338          $ 20,784
                                                                 ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                            $  1,200          $   --
   Note payable to Tridex                                            --               1,000
   Accounts  payable                                                4,533             2,463
   Accrued liabilities                                              2,282             2,412
                                                                 --------          --------
     Total current liabilities                                      8,015             5,875
                                                                 --------          --------
Other liabilities                                                     445               502
                                                                 --------          --------
Shareholders' equity:
   Common stock                                                        67                67
   Additional paid-in capital                                      13,562            13,186
   Retained earnings                                                2,256             1,169
   Cumulative valuation adjustment                                     (7)              (15)
                                                                 --------          --------
                                                                   15,878            14,407
                                                                 --------          --------
                                                                 $ 24,338          $ 20,784
                                                                 ========          ========


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                   MARCH 29,         March 30,
(In thousands, except per share data)                                1997              1996
                                                                   --------          -------
Net sales                                                          $ 14,014          $10,463
Cost of sales                                                         9,662            6,984
                                                                   --------          -------
Gross profit                                                          4,352            3,479
                                                                   --------          -------
Operating expenses:
   Engineering, design and product development costs                    678              666
   Selling, general and administrative expenses                       1,841            1,542
                                                                   --------          -------
                                                                      2,519            2,208
                                                                   --------          -------
Operating income                                                      1,833            1,271
                                                                   --------          -------
Other income (expense):
   Interest expense, net                                                 (8)            --
   Other, net                                                           (13)             170
                                                                   --------          -------
                                                                        (21)             170
                                                                   --------          -------
Income before income taxes                                            1,812            1,441
Provision for income taxes                                              725              576
                                                                   --------          -------
Net income                                                         $  1,087          $   865
                                                                   ========          =======
Earnings per common and common equivalent share:
   Primary                                                         $   0.16
                                                                   ========
   Average common and common equivalent
      shares outstanding                                              6,877
                                                                   ========
Pro forma earnings per common and common equivalent share:
   Primary                                                                           $  0.16
                                                                                     =======
   Pro forma average common and common
      equivalent shares outstanding                                                    5,400
                                                                                     =======


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                            -----------------------------
                                                                               MARCH 29,       March 30,
(In thousands)                                                                   1997            1996
                                                                            --------------    ------------
Cash flows from operating activities:
   Net income                                                                  $ 1,087          $   865
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                               385              275
       Gain on sale of securities available for sale                              --               (179)
       Gain (loss) on disposal of equipment                                          1                8
       Changes in operating assets and liabilities:
         Receivables                                                            (3,228)          (1,984)
         Inventory                                                                (860)             (55)
         Other current assets                                                     (141)            (201)
         Other assets                                                              (21)            --
         Accounts payable                                                        2,070              (40)
         Accrued liabilities and other liabilities                                (187)              56
                                                                               -------          -------
           Net cash used in operating activities                                  (894)          (1,255)
                                                                               -------          -------
Cash flows from investing activities:
   Purchases of plant and equipment                                               (731)            (200)
   Proceeds from sale of securities available for sale                            --                344
                                                                               -------          -------
     Net cash provided by (used in) investing activities                          (731)             144
                                                                               -------          -------
Cash flows from financing activities:
   Borrowings under bank revolving credit facility                               1,200             --
   Repayment of intercompany indebtedness to Tridex                             (1,000)            --
   Net transactions with Tridex prior to initial public stock offering            --              1,111
   Other                                                                           376             --
                                                                               -------          -------
     Net cash provided by financing activities                                     576            1,111
                                                                               -------          -------
Effect of exchange rate changes on cash                                              8             --
                                                                               -------          -------
Decrease in cash and cash equivalents                                           (1,041)            --
Cash and cash equivalents at beginning of period                                 1,041             --
                                                                               -------          -------
Cash and cash equivalents at end of period                                     $  --            $  --
                                                                               =======          =======


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 29, 1997, the results of its operations and cash flows for the three months ended March 29, 1997 and March 30, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

                  The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. The aggregate effect of translation adjustments so calculated for periods prior to the Company's initial public offering on August 22, 1996 (the "Offering"), which would ordinarily be included as a separate component of shareholders' equity, is de minimus. Transaction gains and losses are included in other income.

                  The results of operations for the three months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Earnings per share

                  Primary earnings per common share for the three months ended March 29, 1997 were based on the weighted average number of shares outstanding during the period after consideration of any dilutive effect of stock options and warrants. Primary earnings per common share for the three months ended March 30, 1996 were based on the pro forma weighted average number of shares outstanding during the period, as if all shares issued to the Company's former parent, Tridex Corporation ("Tridex"), prior to the Offering had been outstanding throughout the periods presented.

                  In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted in the first quarter of 1997, the Company's reported basic earnings per share would have been unchanged at $0.16.

3.     Inventories:

           The components of inventory are:

                                         March 29,     March 30,
             (In thousands)                1997           1996
                                         ---------     ----------
Raw materials and component parts         $6,692         $5,828
Work-in-process                              667            810
Finished goods                               871            732
                                          ------         ------
                                          $8,230         $7,370
                                          ======         ======

4.     Other income, net:

                  Other income, net for the three months ended March 30, 1996 included a $179,000 gain on the sale of securities available for sale.

5.       Commitments and contingencies

                  The Company has a long-term purchase agreement with Okidata, Division of Oki America, Inc., for certain printer components. Under the terms of the agreement, the Company receives favorable pricing for volume purchases over the life of the contract. In the event anticipated purchase levels are not achieved, the Company would be subject to retroactive price increases on previous purchases. Management currently anticipates achieving purchase levels sufficient to maintain the favorable prices.

6.       Subsequent events

                  On March 31, 1997, Tridex distributed its 5,400,000 shares, or approximately 80.3%, of the Company's stock pro rata to Tridex's shareholders of record on March 14, 1997 at the rate of approximately one share of Transact common stock for each share of Tridex common stock outstanding.



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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior quarter were as follows:

                                             Three months ended             Three months ended
                                               March 29, 1997                 March 30, 1996
                                          -------------------------      -------------------------
               Point of sale              $ 5,049           36.0%         $ 4,654           44.5%
               Gaming and lottery           5,002           35.7            3,354           32.1
               Financial services           1,490           10.6            1,793           17.1
               Kiosk                        2,473           17.7              662            6.3
                                          -----------------------         -----------------------

                                          $14,014          100.0%         $10,463          100.0%
                                          =======================         =======================

Net sales for the quarter ended March 29, 1997 increased $3,551,000, or 34%, to $14,014,000 from $10,463,000 in the prior year's quarter. Approximately $1,900,000 of the increase was the result of increased shipments of the Company's thermal kiosk printers. Additionally, shipments of the Company's on-line lottery printers increased approximately $1,000,000, to approximately $2,700,000, or 19.3% of net sales, in the current quarter, from approximately $1,700,000, or 16.2%, in the prior year's quarter. The remainder of the increase primarily reflects increased shipments into the POS market, offset by a decrease in sales in the financial services market.

GROSS PROFIT. Gross profit increased $873,000, or 25%, to $4,352,000 from $3,479,000 in the prior period, primarily as a result of the higher volume of shipments of printers, particularly into the kiosk and gaming and lottery markets. The gross margin declined to 31.1% from 33.3% due primarily to increased sales of printers at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross profit will increase with increased net sales, while its gross margin will remain relatively stable. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased slightly by $12,000, or 2%, to $678,000 from $666,000 in the three months ended March 30, 1996, and decreased as a percentage of net sales to 4.8% from 6.4%. The increase was due primarily to increased product design and development costs, primarily for new products in the POS market.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $299,000, or 19%, to $1,841,000 from $1,542,000 in the prior period. Selling expenses increased approximately $100,000 due primarily to increased commissions resulting from higher unit sales volumes principally in the kiosk market. General and administrative costs increased approximately $199,000. This increase primarily reflects an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In the prior period, such expenses were allocated from Tridex, its former parent. Selling, general and administrative expenses decreased as a percentage of net sales to 13.1% from 14.7%, as management continues to closely monitor these costs.

OPERATING INCOME. Operating income increased $562,000, or 44%, to $1,833,000 from $1,271,000 in the prior year's quarter. Operating income increased as a percentage of net sales to 13.1% from 12.2%, reflecting the Company's ability to control operating expenses while increasing its level of sales.

OTHER INCOME. Other income (expense), net for the three months ended March 30, 1996 includes a gain of $179,000 from the sale of the remainder of securities acquired in the sale of the Company's solenoid product line in the year ended April, 2, 1994.

PROVISION FOR INCOME TAXES. The provision for income taxes for both the current and prior quarter reflects an effective tax rate of 40.0%.

NET INCOME. Net income for the current quarter was $1,087,000, or $0.16 per share, as compared to $865,000, or $0.16 per share (pro forma), in the prior year's quarter. Weighted average shares outstanding increased to 6,877,000 shares from 5,400,000 shares (pro forma) in the prior year's quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows used in operations were $894,000 and $1,255,000 for the three months ended March 29, 1997 and March 30, 1996, respectively. The Company's working capital was $9,657,000 at March 29, 1997 compared with $8,609,000 at December 31, 1996. The current ratio was 2.20 to 1.0 at March 29, 1997 and 2.47 to 1.0 at December 31, 1996. The increase in working capital and net operating assets for the quarter was funded primarily through cash from operations and borrowings under the credit facility.

Concurrent with the Offering, the Company repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note, which bore interest at the rate paid by Tridex under its revolving credit facility, was repaid on February 14, 1997.

Prior to the Offering, the Company participated in Tridex's centralized cash management system. While under this system, cash deposits from the Company were transferred to Tridex on a daily basis and Tridex funded the Company's disbursement bank accounts as required. On August 22, 1996, the Company ceased to participate in the Tridex cash management system.

On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.50% at March 29, 1997), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company was in compliance with all covenants under this facility at March 29, 1997 and expects to be in compliance with these covenants for the remainder of 1997.

During the three months ended March 29, 1997, the Company borrowed $1,200,000 under the Credit Facility, primarily to fund its short-term working capital requirements. No repayments were made during the quarter.

The Company's capital expenditures were approximately $731,000 and $200,000 for the three months ended March 29, 1997 and March 30, 1996, respectively. These expenditures primarily included tooling and factory machinery and equipment. The Company's total capital expenditures for fiscal 1997 are expected to be approximately $2,800,000.

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



                           PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.   Exhibits

                           Exhibit 11         Computation of  Per Share Earnings

                           Exhibit 27         Financial Data Schedule


                  b.   Reports on Form 8-K

                       The Company did not file any reports on Form 8-K during the quarter covered by this report.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TRANSACT TECHNOLOGIES INCORPORATED

                                (Registrant)



May 9, 1997                      /s/ Richard L. Cote
                                 -----------------------
                                 Richard L. Cote
                                 Executive Vice President, Secretary,
                                 Treasurer and Chief Financial Officer

                       TRANSACT TECHNOLOGIES INCORPORATED
                  EXHIBIT 11 COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                      -------------------------------
                                                       MARCH 29,           March 30,
                                                         1997                1996
                                                      ----------          -----------
PRIMARY:
   EARNINGS:
     Net income                                       $1,087,000          $  865,000
                                                      ==========          ==========
   SHARES:
   Weighted average common shares outstanding          6,723,000           5,400,000*
   Dilutive effect of outstanding options and
     warrants as determined by the treasury
     stock method                                        154,000                --
                                                      ----------          ----------
                                                       6,877,000           5,400,000*
                                                      ==========          ==========
   EARNINGS PER COMMON
     AND COMMON EQUIVALENT SHARE:
   Primary                                            $     0.16          $     0.16*
                                                      ==========          ==========

   * Weighted average common shares outstanding and primary earnings per common and common equivalent share for the three months ended March 30, 1996 are presented on a pro forma basis.