Form 10-Q
period 1997-06-28
TRANSACT TECHNOLOGIES INC
filed 1997-08-08
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 28, 1997

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

                                   YES [X]  NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 YES [ ]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                  OUTSTANDING JULY 25, 1997

COMMON STOCK,
$.01 PAR VALUE                                                         6,772,300

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.        Financial Information:                                   Page No.
-------        ----------------------                                   --------

     Item 1.   Financial Statements

               Consolidated condensed balance sheets as of June 28,
               1997 and December 31, 1996                                    3

               Consolidated statements of income for the three months
               and six months ended June 28, 1997 and June 29, 1996          4

               Consolidated statements of cash flows for the six
               months ended June 28, 1997 and June 29, 1996                  5

               Notes to consolidated condensed financial statements          6

     Item 2.   Management's Discussion and Analysis of the Results of
               Operations and Financial Condition                            7

PART II. Other Information:

     Item 4.   Submission of Matters to a Vote of Security Holders          10

     Item 6.   Exhibits and Reports on Form 8-K                             10

     Signatures                                                             11

                             EXHIBIT INDEX


Exhibit 11                 Computation of Per Share Earnings                12
----------

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              JUNE 28,      December 31,
(In thousands)                                                  1997            1996
                                                            ------------    ------------
                                                             (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                                $        779    $      1,041
   Receivables                                                     7,664           5,179
   Receivable from Tridex Corporation                                314             266
   Inventories                                                     9,726           7,370
   Other current assets                                              844             628
                                                            ------------    ------------
     Total current assets                                         19,327          14,484
                                                            ------------    ------------

Plant and equipment, net                                           4,665           3,964
Excess of cost over fair value of net assets acquired              2,160           2,246
Other assets                                                          81              90
                                                            ------------    ------------
                                                            $     26,233    $     20,784
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Note payable to Tridex                                   $         --    $      1,000
   Accounts  payable                                               5,194           2,463
   Accrued liabilities                                             3,167           2,412
                                                            ------------    ------------
     Total current liabilities                                     8,361           5,875
                                                            ------------    ------------

Other liabilities                                                    608             502
                                                            ------------    ------------

Shareholders' equity:
   Common stock                                                       68              67
   Additional paid-in capital                                     13,590          13,186
   Retained earnings                                               3,616           1,169
   Cumulative valuation adjustment                                   (10)            (15)
                                                            ------------    ------------
                                                                  17,264          14,407
                                                            ------------    ------------
                                                            $     26,233    $     20,784
                                                            ============    ============



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   ----------------------------    ----------------------------
                                                                     JUNE 28,         June 29,       JUNE 28,        June 29,
(In thousands, except per share data)                                  1997            1996            1997            1996
                                                                   ------------    ------------    ------------    ------------
Net sales                                                          $     15,569    $      9,762    $     29,583    $     20,225
Cost of sales                                                            10,606           6,434          20,268          13,418
                                                                   ------------    ------------    ------------    ------------

Gross profit                                                              4,963           3,328           9,315           6,807
                                                                   ------------    ------------    ------------    ------------

Operating expenses:
   Engineering, design and product
      development costs                                                     779             640           1,457           1,306
   Selling, general and administrative expenses                           1,990           1,419           3,831           2,961
                                                                   ------------    ------------    ------------    ------------
                                                                          2,769           2,059           5,288           4,267
                                                                   ------------    ------------    ------------    ------------

Operating income                                                          2,194           1,269           4,027           2,540
                                                                   ------------    ------------    ------------    ------------
Other income (expense):
   Interest expense, net                                                     (8)             --             (16)             --
   Other, net                                                                 6             111              (7)            281
                                                                   ------------    ------------    ------------    ------------
                                                                             (2)            111             (23)            281
                                                                   ------------    ------------    ------------    ------------

Income before income taxes                                                2,192           1,380           4,004           2,821
Income taxes                                                                832             512           1,557           1,088
                                                                   ------------    ------------    ------------    ------------

Net income                                                         $      1,360    $        868    $      2,447    $      1,733
                                                                   ============    ============    ============    ============

Net income per common and common equivalent share:
   Primary                                                         $       0.20                    $       0.36
                                                                   ============                    ============
   Average common and common equivalent
      shares outstanding                                                  6,895                           6,886
                                                                   ============                    ============

Pro forma net income per common and common equivalent share:
   Primary                                                                         $       0.16                    $       0.32
                                                                                   ============                    ============
   Pro forma average common and common
      equivalent shares outstanding                                                       5,400                           5,400
                                                                                   ============                    ============




           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                             ---------------------------
                                                                                JUNE 28,      June 29,
(In thousands)                                                                   1997           1996
                                                                             ------------   ------------
Cash flows from operating activities:
   Net income                                                                $      2,447   $      1,733
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                  807            550
       Gain on sale of securities available for sale                                   --           (285)
       Loss on disposal of equipment                                                   --              7
       Changes in operating assets and liabilities:
         Receivables                                                               (2,533)          (865)
         Inventory                                                                 (2,356)          (356)
         Other current assets                                                        (216)          (332)
         Other assets                                                                 (27)            (2)
         Accounts payable                                                           2,731            226
         Accrued liabilities and other liabilities                                    861            490
                                                                             ------------   ------------
           Net cash provided by operating activities                                1,714          1,166
                                                                             ------------   ------------

Cash flows from investing activities:
   Purchases of plant and equipment                                                (1,358)          (961)
   Proceeds from sale of securities available for sale                                 --            508
   Proceeds from sale of equipment                                                      1              7
                                                                             ------------   ------------
     Net cash used in investing activities                                         (1,357)          (446)
                                                                             ------------   ------------

Cash flows from financing activities:
   Borrowings under bank revolving credit facility                                  1,200             --
   Repayment of borrowings under bank revolving credit facility                    (1,200)            --
   Repayment of intercompany indebtedness to Tridex                                (1,000)            --
   Net transactions with Tridex prior to initial public stock offering                 --           (720)
   Other                                                                              376             --
                                                                             ------------   ------------
     Net cash used in financing activities                                           (624)          (720)
                                                                             ------------   ------------

Effect of exchange rate changes on cash                                                 5             --
                                                                             ------------   ------------

Decrease in cash and cash equivalents                                                (262)            --
Cash and cash equivalents at beginning of period                                    1,041             --
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                   $        779   $         --
                                                                             ============   ============







           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 28, 1997, the results of its operations for the three and six months ended June 28, 1997 and June 29,1996, and changes in its cash flows for the six months ended June 28, 1997 and June 29, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three and six months ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.      Earnings per share

                  Primary net income per common share for the three and six months ended June 28, 1997 were based on the weighted average number of shares outstanding during the period after consideration of any dilutive effect of stock options and warrants. Primary net income per common share for the three and six months ended June 29, 1996 were based on the pro forma weighted average number of shares outstanding during the period, as if all shares issued to the Company's former parent, Tridex Corporation ("Tridex"), prior to the Offering had been outstanding throughout the periods presented.

                  In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted in 1997, the Company's reported basic earnings per share for the three and six months ended June 28, 1997 would have been unchanged at $0.20 and $0.36, respectively.

3.       Inventories:

           The components of inventory are:

                                                            June 28,         December 31,
             (In thousands)                                   1997              1996
                                                          ------------      ------------
             Raw materials and component parts            $      7,451      $      5,828
             Work-in-process                                     1,107               810
             Finished goods                                      1,168               732
                                                          ------------      ------------
                                                          $      9,726      $      7,370
                                                          ============      ============

4.     Other income, net:

                 Other income, net for the three months and six months ended June 29, 1996 included a gain on the sale of securities available for sale of $106,000 and $285,000, respectively.

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

6.       Significant events

                  On March 31, 1997, Tridex distributed its 5,400,000 shares, or approximately 80.3%, of the Company's stock pro rata to Tridex's shareholders of record on March 14, 1997 at the rate of 1.005 shares of Transact common stock for each share of Tridex common stock outstanding.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of the Results of Operations and Financial Condition, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit and operating income.

RESULTS OF OPERATIONS
THREE MONTHS  ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996
------------------------------------------------------------------------------

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior quarter were as follows:

                                                Three months ended                      Three months ended
               (In thousands)                      June 28, 1997                          June 29, 1996
                                             ---------------------------           ---------------------------
               Point of sale                 $ 5,648                36.3%          $ 4,695                48.1%
               Gaming and lottery              6,886                44.2             3,409                34.9
               Financial services              1,095                 7.0               934                 9.6
               Kiosk                           1,940                12.5               724                 7.4
                                             -------             -------           -------             -------
                                             $15,569               100.0%          $ 9,762               100.0%
                                             =======             =======           =======             =======

Net sales for the quarter ended June 28, 1997 increased $5,807,000, or 59%, to $15,569,000 from $9,762,000 in the prior year's quarter. Shipments of the Company's on-line lottery printers increased approximately $3,500,000, to approximately $5,200,000, or 33.4% of net sales, in the current quarter, from approximately $1,700,000, or 17.4%, in the prior year's quarter. In addition, approximately $1,200,000 of the total increase was the result of increased shipments of the Company's thermal kiosk printers for a Canadian government application. The remainder of the increase primarily reflects increased shipments into the POS and financial services markets.

GROSS PROFIT. Gross profit increased $1,635,000, or 49%, to $4,963,000 from $3,328,000 in the prior period, primarily as a result of the higher volume of shipments of printers, particularly into the gaming and lottery and kiosk markets. The gross margin declined 2.2%, to 31.9% from 34.1%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross profit will increase with increased net sales, while its gross margin will remain relatively stable. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased by $139,000, or 22%, to $779,000 from $640,000 in the three months ended June 29, 1996, and decreased as a percentage of net sales to 5.0% from 6.6%. The increase was due primarily to increased product design and development costs, primarily for new products in the POS market, as well as compensation-related costs for additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $571,000, or 40%, to $1,990,000 from $1,419,000 in the prior period. Selling expenses increased approximately $187,000 due primarily to increased commissions resulting from higher volumes of unit sales principally in the kiosk and POS markets and, to a lesser extent, increased advertising costs for new POS product introductions. General and administrative costs increased approximately $384,000. This increase reflects an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In the prior period, such expenses were allocated from Tridex, its former parent. Additionally, the increase reflects increased incentive compensation costs and increased costs for additional administrative staff to support increasing business volumes. Selling, general and administrative expenses decreased as a percentage of net sales to 12.8% from 14.5%, as management continues to closely monitor these costs.

OPERATING INCOME. Operating income increased $925,000, or 73%, to $2,194,000 from $1,269,000 in the prior year's quarter. Operating income increased as a percentage of net sales to 14.1% from 13.0%, reflecting the Company's ability to control operating expenses while increasing its level of sales.

OTHER INCOME. Other income (expense), net for the three months ended June 29, 1996 included a gain of $106,000 from the sale of the remainder of securities acquired in the sale of the Company's solenoid product line in the year ended April, 2, 1994.

INCOME TAXES. The provision for income taxes for the quarter ended June 28,1997 reflects an effective tax rate of 38.0%. The effective tax rate in the prior period's quarter was approximately 37.1%, which includes a benefit resulting from certain tax credits.

NET INCOME. Net income for the current quarter was $1,360,000, or $0.20 per share, as compared to $868,000, or $0.16 per share (pro forma), in the prior year's quarter. Weighted average shares outstanding increased to 6,895,000 shares from 5,400,000 shares (pro forma) in the prior year's quarter.

SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO SIX MONTHS ENDED JUNE 29, 1996

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior six-month period were as follows:

                                                 Six months ended                     Six months ended
               (In thousands)                     June 28, 1997                         June 29, 1996
                                             -------------------------             -------------------------
               Point of sale                 $10,697              36.2%            $ 9,349              46.2%
               Gaming and lottery             11,888              40.2               6,763              33.4
               Financial services              2,585               8.7               2,727              13.5
               Kiosk                           4,413              14.9               1,386               6.9
                                             -------             -----             -------             -----

                                             $29,583             100.0%            $20,225             100.0%
                                             =======             =====             =======             =====

Net sales for the six months ended June 28, 1997 increased $9,358,000, or 46%, to $29,583,000 from $20,225,000 in the prior year's period. Shipments of the Company's on-line lottery printers increased approximately $4,500,000, to approximately $7,900,000, or 26.7% of net sales, in the current period, from approximately $3,400,000, or 16.8%, in the prior year's period. In addition, approximately $3,100,000 of the total increase was the result of increased shipments of the Company's thermal kiosk printers for a Canadian government application. The remainder of the increase primarily reflects increased shipments into the POS market, offset by a slight decrease in sales in the financial services markets.

GROSS PROFIT. Gross profit increased $2,508,000, or 37%, to $9,315,000 from $6,807,000 in the prior period. The increase is primarily the result of the higher volume of shipments of printers, particularly into the gaming and lottery and kiosk markets. The gross margin declined 2.2%, to 31.5% from 33.7%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross profit will increase with increased net sales, while its gross margin will remain relatively stable. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased by $151,000, or 12%, to $1,457,000 from $1,306,000 in the six months ended June 29, 1996, and decreased as a percentage of net sales to 4.9% from 6.5%. The increase was due primarily to increased product design and development costs, primarily for new products in the POS market, as well as compensation-related costs for additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $870,000, or 29%, to $3,831,000 from $2,961,000 in the prior period. Selling expenses increased approximately $287,000 due primarily to increased commissions resulting from higher volumes of unit sales principally in the kiosk and POS markets and, to a lesser extent, increased advertising costs for new POS product introductions. General and administrative costs increased approximately $583,000. This increase reflects an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In the prior period, such expenses were allocated from Tridex, its former parent. Additionally, the increase reflects increased incentive compensation costs and increased costs for additional administrative staff. Selling, general and administrative expenses decreased as a percentage of net sales to 13.0% from 14.6%, as management continues to closely monitor these costs.

OPERATING INCOME. Operating income increased $1,487,000, or 59%, to $4,027,000 from $2,540,000 in the prior six month period. Operating income increased as a percentage of net sales to 13.6% from 12.6%, reflecting the Company's ability to control operating expenses while increasing its level of sales.

OTHER INCOME. Other income (expense), net for the six months ended June 29, 1996 includes a gain of $285,000 from the sale of the remainder of securities acquired in the sale of the Company's solenoid product line in the year ended April, 2, 1994.

INCOME TAXES. The provision for income taxes for the six months ended June 28, 1997 reflects an effective tax rate of 38.9%. The effective rate in the comparable prior period was 38.6%. The provision for this period includes a benefit resulting from certain tax credits.

NET INCOME. Net income for the current period was $2,447,000, or $0.36 per share, as compared to $1,733,000, or $.32 per share (pro forma), in the prior year's period. Weighted average shares outstanding increased to 6,886,000 shares from 5,400,000 shares (pro forma) in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows from operations of $1,714,000 and $1,166,000 for the six months ended June 28, 1997 and June 29, 1996, respectively. The Company's working capital was $10,966,000 at June 28, 1997 compared with $8,609,000 at December 31, 1996. The current ratio was 2.31 to 1.0 at June 28, 1997 and 2.47 to 1.0 at December 31, 1996. The increase in working capital and net operating assets for the six month period was funded through cash from operations.

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

On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.50% at June 28, 1997), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company was in compliance with all covenants under this facility at June 28, 1997 and expects to be in compliance with these covenants for the remainder of 1997.

During the six months ended June 28, 1997, the Company borrowed $1,200,000 under the Credit Facility, primarily to fund its short-term working capital requirements. Such borrowings were repaid by June 28, 1997.

The Company's capital expenditures were approximately $1,358,000 and $961,000 for the six months ended June 28, 1997 and June 29, 1996, respectively. These expenditures primarily included tooling and factory machinery and equipment. The Company's total capital expenditures for fiscal 1997 are expected to be approximately $2,800,000.

The Company believes that cash flows generated from operations and borrowings available under the Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 1997.



                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 1, 1997. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

         (1) To consider and act upon a proposal to elect one Director to serve until the Annual Meeting of Shareholders in the year 2000 or until his successor has been duly elected and qualified. Nominee was Charles A. Dill. Votes cast were as follows: 6,512,574 for; 1,000 against; no withheld.

         (2) To consider and act upon a proposal to adopt an amendment to the Company's Certificate of Incorporation and By-Laws which would eliminate the ability of shareholders of the Company to act by written consent. Votes cast were as follows: 5,697,982 for; 198,500 against; 617,092 withheld.


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





                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)



August 8, 1997                          /s/ Richard L. Cote
                                        --------------------
                                        Richard L. Cote
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer

                       TRANSACT TECHNOLOGIES INCORPORATED
                  EXHIBIT 11 COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                ----------------------------        ----------------------------
                                                  JUNE 28,         June 29,          JUNE 28,          June 29,
                                                   1997              1996              1997              1996
                                                ----------        ----------        ----------        ----------
PRIMARY:
   EARNINGS:
     Net income                                 $1,360,000        $  868,000        $2,447,000        $1,733,000
                                                ==========        ==========        ==========        ==========

   SHARES:
   Weighted average common shares
     outstanding                                 6,771,000         5,400,000*        6,747,000         5,400,000*
   Dilutive effect of outstanding options
     and warrants as determined by the
     treasury stock method                         124,000                --           139,000                --
                                                ----------        ----------        ----------        ----------
                                                 6,895,000         5,400,000*        6,886,000         5,400,000*
                                                ==========        ==========        ==========        ==========

   EARNINGS PER COMMON
     AND COMMON EQUIVALENT SHARE:
   Primary                                      $     0.20        $     0.16*       $     0.36        $     0.32*
                                                ==========        ==========        ==========        ==========


   * Weighted average common shares outstanding and primary earnings per common and common equivalent share for the three and six months ended June 29, 1996 are presented on a pro forma basis.