Form 10-Q
period 1997-09-27
TRANSACT TECHNOLOGIES INC
filed 1997-11-10
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 27, 1997
                                    --------------------------------------------

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

                                  YES / /  NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AS OF OCTOBER 24, 1997
---------------------------                   ----------------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         6,808,800

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                    Financial Information:                                                          Page No.
-------                    ----------------------                                                          --------
     Item 1.               Financial Statements

                           Consolidated condensed balance sheets as of September 27, 1997 and
                           December 31, 1996                                                                   3

                           Consolidated statements of income for the three months and nine months
                           ended September 27, 1997 and September 28, 1996                                     4

                           Consolidated condensed statements of cash flows for the nine months
                           ended September 27, 1997 and September 28, 1996                                     5

                           Notes to consolidated condensed financial statements                                6

     Item 2.               Management's Discussion and Analysis of the Results of Operations and
                           Financial Condition                                                                 7

PART II.                   Other Information:

     Item 6.               Exhibits and Reports on Form 8-K                                                   10

     Signature                                                                                                11

                                  EXHIBIT INDEX

Exhibit 11                 Computation of Per Share Earnings                                                  12
----------

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            SEPTEMBER 27,    December 31,
(In thousands)                                                  1997             1996
                                                          --------------     -------------
ASSETS:                                                     (UNAUDITED)
Current assets:

   Cash and cash equivalents                                  $  1,535          $  1,041
   Receivables                                                   8,141             5,445
   Inventories                                                   8,762             7,370
   Other current assets                                            914               628
                                                              --------          --------
     Total current assets                                       19,352            14,484
                                                              --------          --------
Plant and equipment, net                                         4,604             3,964
Excess of cost over fair value of net assets acquired            2,116             2,246
Other assets                                                        76                90
                                                              --------          --------
                                                              $ 26,148          $ 20,784
                                                              ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

   Note payable to Tridex                                     $     --          $  1,000
   Accounts  payable                                             3,624             2,463
   Accrued liabilities                                           2,902             2,412
                                                              --------          --------
     Total current liabilities                                   6,526             5,875
                                                              --------          --------
Other liabilities                                                  690               502
                                                              --------          --------
Shareholders' equity:

   Common stock                                                     68                67
   Additional paid-in capital                                   13,676            13,186
   Retained earnings                                             5,198             1,169
   Cumulative valuation adjustment                                 (10)              (15)
                                                              --------          --------
                                                                18,932            14,407
                                                              --------          --------
                                                              $ 26,148          $ 20,784
                                                              ========          ========


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            ------------------                  -----------------
                                                      SEPTEMBER 27,     September 28,     SEPTEMBER 27,     September 28,
(In thousands, except per share data)                     1997              1996              1997              1996
                                                        --------          --------          --------          --------
Net sales                                               $ 16,040          $ 10,794          $ 45,623          $ 31,019
Cost of sales                                             10,975             7,139            31,243            20,557
                                                        --------          --------          --------          --------
Gross profit                                               5,065             3,655            14,380            10,462
                                                        --------          --------          --------          --------
Operating expenses:
   Engineering, design and product
      development costs                                      617               572             2,074             1,878
   Selling, general and administrative expenses            1,884             1,505             5,715             4,466
                                                        --------          --------          --------          --------
                                                           2,501             2,077             7,789             6,344
                                                        --------          --------          --------          --------
Operating income                                           2,564             1,578             6,591             4,118
                                                        --------          --------          --------          --------
Other income (expense):

   Interest, net                                               5                (5)              (11)               (5)
   Other, net                                                (17)               (2)              (24)              279
                                                        --------          --------          --------          --------
                                                             (12)               (7)              (35)              274
                                                        --------          --------          --------          --------
Income before income taxes                                 2,552             1,571             6,556             4,392
Income taxes                                                 970               644             2,527             1,732
                                                        --------          --------          --------          --------
Net income                                              $  1,582          $    927          $  4,029          $  2,660
                                                        ========          ========          ========          ========
Net income per common and common equivalent
 share:

   Primary                                              $   0.23                            $   0.58
                                                        ========                            ========
   Average common and common equivalent
      shares outstanding                                   7,014                               6,925
                                                        ========                            ========

Pro forma net income per common and
 common equivalent share:

   Primary                                                                $   0.16                            $   0.48
                                                                          ========                            ========
   Pro forma average common and common
      equivalent shares outstanding                                          5,909                               5,570
                                                                          ========                            ========



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                             ------------------------------
                                                                             SEPTEMBER 27,    September 28,
(In thousands)                                                                   1997             1996
                                                                             -------------     -----------
Cash flows from operating activities:

   Net income                                                                  $ 4,029          $ 2,660
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation and amortization                                             1,250              833
       Gain on sale of securities available for sale                                --             (285)
       Loss on disposal of equipment                                                 8                9
       Changes in operating assets and liabilities:

         Receivables                                                            (2,696)          (1,758)
         Inventories                                                            (1,392)            (731)
         Other current assets                                                     (286)            (294)
         Other assets                                                              (37)             (18)
         Accounts payable                                                        1,161              528
         Accrued liabilities and other liabilities                                 678              993
                                                                               -------          -------
           Net cash provided by operating activities                             2,715            1,937
                                                                               -------          -------

Cash flows from investing activities:

   Purchases of plant and equipment                                             (1,688)          (1,398)
   Proceeds from sale of securities available for sale                              --              510
   Proceeds from sale of equipment                                                  42                7
                                                                               -------          -------
                           Net cash used in investing activities                (1,646)            (881)
                                                                               -------          -------

Cash flows from financing activities:

   Borrowings under bank revolving credit facility                               1,200               --
   Repayment of borrowings under bank revolving credit facility                 (1,200)              --
   Repayment of intercompany indebtedness to Tridex                             (1,000)          (7,500)
   Net proceeds from issuance of stock                                              44            8,991
   Net transactions with Tridex prior to initial public stock offering              --           (1,087)
   Other                                                                           376               (6)
                                                                               -------          -------
                           Net cash used in financing activities                  (580)             398
                                                                               -------          -------
Effect of exchange rate changes on cash                                              5               --
                                                                               -------          -------
Increase in cash and cash equivalents                                              494            1,454
Cash and cash equivalents at beginning of period                                 1,041               --
                                                                               -------          -------
Cash and cash equivalents at end of period                                     $ 1,535          $ 1,454
                                                                               =======          =======



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 27, 1997, the results of its operations for the three and nine months ended September 27, 1997 and September 28, 1996, and changes in its cash flows for the nine months ended September 27, 1997 and September 28, 1996. The December 31, 1996 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three and nine months ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with the current financial statement presentation.

2.       Earnings per share:

                  Primary net income per common share for the three and nine months ended September 27, 1997 were based on the weighted average number of shares outstanding during the period after consideration of any dilutive effect of stock options and warrants. Primary net income per common share for the three and nine months ended September 28, 1996 were based on the pro forma weighted average number of shares outstanding during the period, as if all shares issued to the Company's former parent, Tridex Corporation ("Tridex"), prior to the Offering had been outstanding throughout the periods presented.

                  In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted in 1997, the Company's reported basic earnings per share for the three and nine months ended September 27, 1997 would have been $0.23 and $0.60, respectively.

3.     Inventories:

           The components of inventories are:

                                                   September 27,    December 31,
             (In thousands)                             1997           1996
                                                   -------------    ------------
             Raw materials and component parts         $7,439         $5,828
             Work-in-process                              798            810
             Finished goods                               525            732
                                                       ------         ------
                                                       $8,762         $7,370
                                                       ======         ======

4.     Other income, net:

                  Other income, net for the nine months ended September 28, 1996 included a gain on the sale of securities available for sale of $285,000.

5.       Commitments and contingencies:

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

6.       Significant events:

                  On March 31, 1997, Tridex distributed its 5,400,000 shares, or approximately 80.3%, of the Company's stock pro rata to Tridex's shareholders and the Company ceased to be a subsidiary of Tridex.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
               (In thousands)                September 27, 1997             September 28, 1996
                                          ------------------------       ------------------------
               Point of sale              $ 6,119           38.2%         $ 6,154           57.0%
               Gaming and lottery           7,383           46.0            2,831           26.2
               Financial services           1,396            8.7            1,047            9.7
               Kiosk                        1,142            7.1              762            7.1
                                          -------          -----          -------          -----

                                          $16,040          100.0%         $10,794          100.0%
                                          =======          =====          =======          =====

Net sales for the quarter ended September 27, 1997 increased $5,246,000, or 49%, to $16,040,000 from $10,794,000 in the prior year's quarter, substantially due to increased shipments into the gaming and lottery market. Shipments of the Company's on-line lottery printers increased approximately $4,000,000, to approximately $5,800,000, or 36.2% of net sales, in the current quarter, from approximately $1,800,000, or 16.7%, in the prior year's quarter. Additionally, shipments of the Company's gaming printers for use in video lottery terminals increased approximately $700,000 from the prior quarter. Sales into the kiosk market increased by $380,000, or 50%, due to increased shipments of the Company's thermal kiosk printers. The remainder of the increase primarily reflects increased shipments into the financial services market. Sales of the Company's POS printers during the current quarter were slightly lower compared to the prior quarter due to a softening in U.S. demand for these printers, largely offset by an increase in international POS printer shipments. The Company's international sales in the quarter were $1,845,000, or 11.5% of net sales, compared to $350,000, or 3.2% of net sales in the prior year's quarter.

GROSS PROFIT. Gross profit increased $1,410,000, or 39%, to $5,065,000 from $3,655,000 in the prior year's quarter, primarily as a result of the higher volume of sales. The gross margin declined 2.3%, to 31.6% from 33.9%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross margin will remain relatively stable. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased by $45,000, or 8%, to $617,000 from $572,000 in the three months ended September 28, 1996, and decreased as a percentage of net sales to 3.9% from 5.3%. The increase was due to additional product design and development costs, primarily for new products in the kiosk market, and to a lesser extent, new products and enhancements to existing products in the POS market.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $379,000, or 25%, to $1,884,000 from $1,505,000 in the prior period. Selling expenses increased approximately $50,000. General and administrative costs increased approximately $329,000, reflecting increased incentive compensation and additional administrative staff expenses to support higher business volumes. Additionally, the Company experienced an increase of general and administrative expenses in the current quarter as the result of operating as a stand alone, public company. In the prior year's period, such expenses were allocated from Tridex, its former parent. Selling, general and administrative expenses decreased as a percentage of net sales to 11.7% from 13.9%, as management continues to closely control these costs.

OPERATING INCOME. Operating income increased $986,000, or 62%, to $2,564,000 from $1,578,000 in the prior year's quarter. Operating income increased as a percentage of net sales to 16.0% from 14.7%, reflecting the Company's ability to control operating expenses while increasing sales.

INCOME TAXES. The provision for income taxes for the quarter ended September 27, 1997 reflects an effective tax rate of 38.0% and reflects benefits resulting from certain tax credits and the establishment of a foreign sales corporation. The effective tax rate in the prior period's quarter was approximately 41.0%.

NET INCOME. Net income for the current quarter was $1,582,000, or $0.23 per share, as compared to $927,000, or $0.16 per share (pro forma), in the prior year's quarter. Weighted average shares outstanding increased to 7,014,000 shares from 5,909,000 shares (pro forma) in the prior year's quarter.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's nine-month period were as follows:

                                             Nine months ended              Nine months ended
               (In thousands)                September 27, 1997             September 28, 1996
                                          -----------------------        -------------------------
               Point of sale              $16,816           36.9%         $15,586           50.3%
               Gaming and lottery          19,271           42.2            9,525           30.7
               Financial services           3,981            8.7            3,759           12.1
               Kiosk                        5,555           12.2            2,149            6.9
                                          -------          -----          -------          -----

                                          $45,623          100.0%         $31,019          100.0%
                                          =======          =====          =======          =====

Net sales for the nine months ended September 27, 1997 increased $14,604,000, or 47%, to $45,623,000 from $31,019,000 in the prior year's period, substantially due to increased shipments into the gaming and lottery market. Shipments of the Company's on-line lottery printers increased approximately $8,500,000, to approximately $13,700,000, or 30.0% of net sales, in the current period, from approximately $5,200,000 or 16.8% in the prior year's period. Additionally, shipments of the Company's printers for use in video lottery terminals increased approximately $1,800,000 from the prior year's period. The increase in sales of printers for on-line lottery and video lottery terminals was somewhat offset by lower sales of certain other gaming printers. In addition, approximately $3,600,000 of the total increase was the result of increased shipments of the Company's thermal kiosk printers. The remainder of the increase primarily reflects increased shipments into the POS and financial services markets. The Company's international sales in the current nine month period were $7,140,000, or 15.7% of net sales, compared to $1,411,000, or 4.5% of net sales in the prior year's period.

GROSS PROFIT. Gross profit increased $3,918,000, or 37%, to $14,380,000 from $10,462,000 in the prior year's period. The increase is primarily the result of the higher volume of sales. The gross margin declined 2.2%, to 31.5% from 33.7%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross margin will remain relatively stable. However, operating income as a percentage of net sales has increased (see "Operating Income" below).

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased by $196,000, or 10%, to $2,074,000 from $1,878,000 in the nine months ended September 28, 1996, and decreased as a percentage of net sales to 4.5% from 6.0%. The increase was due primarily to additional product design and development costs for new products in the POS and kiosk markets, the enhancement of existing products in the POS market, and to a lesser extent, compensation-related costs for additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1,249,000, or 28%, to $5,715,000 from $4,466,000 in the prior year's period. Selling expenses increased approximately $337,000 due primarily to increased commissions resulting from higher volumes of unit sales principally in the kiosk and POS markets and, to a lesser extent, increased advertising and sales promotion costs for new POS product introductions. General and administrative expenses increased approximately $912,000, primarily reflecting an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In the prior year's period, such expenses were allocated from Tridex, its former parent. Additionally, the increase reflects increased incentive compensation and additional administrative staff expenses to support higher business volumes. Selling, general and administrative expenses decreased as a percentage of net sales to 12.5% from 14.4%, due primarily to management's continuing efforts to control these expenses.

OPERATING INCOME. Operating income increased $2,473,000, or 60%, to $6,591,000 from $4,118,000 in the prior nine month period. Operating income increased as a percentage of net sales to 14.5% from 13.3%, reflecting the Company's ability to control operating expenses while increasing sales.

OTHER INCOME. Other income (expense) for the nine months ended September 28, 1996 included a gain of $285,000 from the sale of securities acquired in the sale of the Company's solenoid product line in 1994.

INCOME TAXES. The provision for income taxes for the nine months ended September 27, 1997 reflects an effective tax rate of 38.5%. The effective rate in the comparable prior period was 39.4%.

NET INCOME. Net income for the current period was $4,029,000, or $0.58 per share, as compared to $2,660,000, or $0.48 per share (pro forma), in the prior year's period. Weighted average shares outstanding increased to 6,925,000 shares from 5,570,000 shares (pro forma) in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash flows from operations of $2,715,000 and $1,937,000 for the nine months ended September 27, 1997 and September 28, 1996, respectively. The Company's working capital was $12,826,000 at September 27, 1997 compared with $8,609,000 at December 31, 1996. The current ratio was 2.97 to 1.0 at September 27, 1997 and 2.47 to 1.0 at December 31, 1996. The increase in working capital and net operating assets for the nine month period was funded primarily through cash from operations.

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

On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility expires on June 30, 1998, bears interest on outstanding borrowings at Fleet's prime rate (8.50% at September 27, 1997), and bears a commitment fee of one quarter of one percent on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a minimum current ratio and a minimum interest coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company was in compliance with all covenants under this facility at September 27, 1997 and expects to be in compliance with these covenants for the remainder of 1997.

During the nine months ended September 27, 1997, the Company borrowed and repaid $1,200,000 under the Credit Facility.

The Company's capital expenditures were approximately $1,688,000 and $1,398,000 for the nine months ended September 27, 1997 and September 28, 1996, respectively. These expenditures primarily included tooling and factory machinery and equipment. The Company's total capital expenditures for fiscal 1997 are expected to be approximately $2,300,000.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSACT TECHNOLOGIES INCORPORATED
                                      ----------------------------------------
                                      (Registrant)

November 7, 1997                      /s/ Richard L. Cote
                                      ----------------------------------------
                                      Richard L. Cote
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer

                       TRANSACT TECHNOLOGIES INCORPORATED

                  EXHIBIT 11 COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 ------------------------------       --------------------------------
                                                 SEPTEMBER 27,    September 28,       SEPTEMBER 27,     September 28,
                                                    1997              1996                1997                1996
                                                 -------------    -------------       -------------     -------------
PRIMARY:
  EARNINGS:
    Net income                                   $1,582,000        $  927,000          $4,029,000          $2,660,000
                                                 ==========        ==========          ==========          ==========
  SHARES:

  Weighted average common shares
    outstanding                                   6,788,000         5,901,000*          6,761,000           5,567,000*

  Dilutive effect of outstanding options
    and warrants as determined by the
    treasury stock method                           226,000             8,000             164,000               3,000
                                                 ----------        ----------          ----------          ----------
                                                  7,014,000         5,909,000*          6,925,000           5,570,000*
                                                 ==========        ==========          ==========          ==========

  EARNINGS PER COMMON
    AND COMMON EQUIVALENT SHARE:

  Primary                                        $     0.23        $     0.16*         $     0.58          $     0.48*
                                                 ==========        ==========          ==========          ==========

   * Weighted average common shares outstanding and primary earnings per common and common equivalent share for the three and nine months ended September 28, 1996 are presented on a pro forma basis.