Form 10-K
period 1997-12-31
TRANSACT TECHNOLOGIES INC
filed 1998-03-31
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended                         December 31, 1997

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                          to                     .

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)



DELAWARE                                                                                   06-1456680
(State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
organization)

7 LASER LANE, WALLINGFORD, CT                                                                   06492
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code                                       203-269-1198


Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

Securities registered pursuant to Section 12 (g) of the Act:

                              Title of each class
                         COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of MARCH 20, 1998 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $62,800,000.

As of MARCH 20, 1998 the registrant had outstanding 6,307,500 shares of common stock, $0.01 par value.

                                     PART I

GENERAL

       TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction based printers and related products under the ITHACA and MAGNETEC brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 40% of its net sales in the year ended December 31, 1997); gaming and lottery (approximately 40% of net sales); kiosk (approximately 11% of net sales); and financial services (approximately 9% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and selected distributors, primarily in the United States, Canada and Europe. TransAct has two operating facilities located in Wallingford, Connecticut and Ithaca, New York, and five sales offices, four located in the United States and one in the United Kingdom.

ITEM 1.    BUSINESS.

       (A)      GENERAL DEVELOPMENT OF BUSINESS

       In November 1995, the Board of Directors of Tridex Corporation ("Tridex") approved a plan to combine the business operations of two of its wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), under unified management. TransAct was incorporated in Delaware on June 17, 1996 as a wholly-owned subsidiary of Tridex. Following the incorporation, Tridex, TransAct, Magnetec and Ithaca entered into a Plan of Reorganization, pursuant to which: (i) Ithaca merged into Magnetec; (ii) TransAct transferred to Tridex certain assets of Magnetec used in manufacturing a printer ribbon product line; (iii) TransAct issued 5,400,000 shares of its common stock to Tridex in exchange for all the outstanding shares of Magnetec;
(iv) TransAct sold in an initial public offering 1,322,500 shares or approximately 19.7% of its common stock; (v) TransAct repaid $8,500,000 of intercompany indebtedness to Tridex; (vi) Tridex applied to the Internal Revenue Service (the "IRS") for a ruling that the distribution of the 5,400,000 shares of TransAct owned by Tridex to Tridex stockholders (the "Distribution") would constitute a tax-free reorganization for federal income tax purposes; and (vii) Tridex agreed to effect the Distribution promptly after receipt of a favorable ruling from the IRS and the satisfaction of certain other conditions.

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

       On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution. On March 31, 1997 Tridex distributed its 5,400,000 shares, or 80.3%, of TransAct's common stock, pro rata to persons who were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of TransAct for each share of Tridex. Upon completion of the Distribution, Tridex no longer owned any shares of TransAct capital stock.

        (B)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       TransAct presently operates in one industry segment, the design,

development, manufacture and marketing of printers and printer peripheral products.

       (C)      NARRATIVE DESCRIPTION OF BUSINESS
       (i)      PRINCIPAL PRODUCTS AND SERVICES

       TransAct designs, develops, manufactures and markets customizable and custom dot matrix and thermal printers for applications requiring up to 60 character columns in each of its four vertical markets: POS, gaming and lottery, kiosk and financial services. The Company also sells an 80 column laser printer for kiosk applications. The Company's customizable products include several series of printers which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its customizable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

       The Company also manufactures and sells document transport mechanisms which deliver the finished printed output to the consumer in unattended applications, such as ATMs and kiosks. The Company also offers printer ribbons, paper and replacement parts for all of its products.

       The Company provides customers with telephone sales and technical support, a personal account representative for orders, shipping and general information and expedited shipping for orders of its customizable and custom products. Technical and sales support personnel receive training in all of the Company's products and services manufactured at their facility. The Company's printers generally carry a one- or two-year limited warranty; extended warranties are available for purchase on selected printers to supplement the original warranty. The Company's costs to provide services and parts required under warranties historically have not been material.

       (ii)     STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT
       None.

       (iii)    SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal materials used in manufacturing are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources. However, the Company is dependent upon Okidata, Division of Oki America, Inc. ("Okidata") for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's ITHACA brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until May 2001. Pricing for the Oki Kits was fixed through August 1997; the Company has placed orders since August 1997 at the prices then in effect, which orders have been accepted by Okidata. The Company and Okidata are currently negotiating for future pricing. TransAct believes its relations with Okidata are good and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. TransAct cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the terms will be as favorable as those under the current contract.

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

       (vii)    CERTAIN CUSTOMERS

       The Company has an OEM purchase agreement with GTECH Corporation ("GTECH") to provide on-line lottery printers and spare parts, at prices to be negotiated, through October 2001. Sales to GTECH accounted for approximately 29.1%, 16.0% and 12.4% of net sales for the years ended December 31, 1997, December 31, 1996, and the nine months ended December 31, 1995, respectively.

       (viii)   BACKLOG

       The Company's backlog of firm orders was approximately $26,700,000 as of March 13, 1998 and $39,700,000 as of March 22, 1997. Based on customers' current delivery requirements, TransAct expects to fill approximately $18,200,000 of its backlog within the current fiscal year, and the remainder within the next fiscal year.

       (ix)     MATERIAL PORTION OF BUSINESS SUBJECT TO RENEGOTIATION OF PROFITS
       None.

       (x)      COMPETITION

       The market for transaction based printers is extremely competitive, and the Company expects such competition to intensify in the future. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company. TransAct believes its ability to compete successfully depends on a number of factors both within and outside its control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by the Company and its competitors, general market and economic conditions and, in some cases, the uniqueness of its products. Two of the Company's competitors, Epson America, Inc. and Star Micronics America, Inc. together control approximately 50% to 60% of the United States market for POS printers, a market in which the Company's strategy calls for increased market share. Other principal competitors in the POS market include Axiohm Transaction Solutions (a recent merger of Axiohm Incorporated and DH Technology Incorporated) and Citizen -- CBM America Corporation. Certain competitors of the Company have lower costs, attributable to higher volume production and off-shore manufacturing locations, and offer lower prices than the Company from time to time.

        In the gaming and lottery, financial services and kiosk markets, no single supplier holds a dominant position. Certain of the Company's products sold for gaming and lottery, kiosk and financial service applications compete based upon the Company's ability to provide highly specialized products, custom engineering and ongoing technical support.

        The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration, and to take advantage of strategic relationships. Although the Company has historically maintained or increased sales with this strategy and believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

       (xi)     RESEARCH AND DEVELOPMENT ACTIVITIES

       The Company spent approximately $2,773,000 in the year ended December 31, 1997, $2,467,000 in the year ended December 31, 1996 and $1,533,000 in the nine months ended December 31, 1995 on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

       (xii)    ENVIRONMENT

       The Company is not aware of any material non-compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

       (xiii)   EMPLOYEES

       As of February 21, 1998, TransAct Technologies and its subsidiaries employed 256 persons, of which 226 were full-time and 30 were temporary employees. None of the Company's employees are unionized and the Company considers its relationships with its employees to be good.

       (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $4,204,000, $397,000 and $332,000 in the year ended December 31, 1997, December 31, 1996 and the nine months ended December 31, 1995, respectively. The Company had export sales to its customers from its domestic operations of approximately $5,618,000 in the year ended December 31, 1997, $1,622,000 in the year ended December 31, 1996 and $1,211,000 in the nine months ended December 31, 1995.

       (E)      EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1997

             Name                       Age                                          Position
-----------------------------------------------------------------------------------------------------------------------
Thomas R. Schwarz                       61           Chairman of the Board
Bart C. Shuldman                        40           President, Chief Executive Officer and Director
Richard L. Cote                         56           Executive Vice President, Chief Financial Officer, Treasurer,
                                                     Secretary and Director
David A. Ritchie                        38           Executive Vice President - Sales and Marketing
Lucy H. Staley                          46           Senior Vice President - General Manager (Ithaca, NY facility)
John Cygielnik                          52           Senior Vice President - General Manager (Wallingford, CT facility)
Michael S. Kumpf                        47           Senior Vice President - Engineering

         THOMAS R. SCHWARZ, Chairman of the Board, has been a Director of the Company since its formation in June 1996. Mr. Schwarz was Chairman and Chief Executive Officer of Grossman's Inc., a retailer of building materials, from 1990 to 1994. Mr. Schwarz is a Director of Tridex, Foilmark, Inc., Lebhar-Friedman Publishing Company and A&W Root Beer.

         BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. He joined Magnetec as Vice President of Sales and Marketing in April 1993 and has served as President of Magnetec since August 1993 and President of the combined operations of Ithaca and Magnetec since December 1995. Prior to joining Magnetec, he held several management positions with Mars Electronics International, a division of Mars, Incorporated from 1989 to 1993. Most recently, he was Business Manager for the North American Amusement, Gaming and Lottery operations.

       RICHARD L. COTE has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its formation in June 1996. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Tridex since September 1993. Mr. Cote joined Tridex as a Vice President in June 1993. From October 1991 to March 1993, he was a self-employed management consultant.

       DAVID A. RITCHIE, was appointed Executive Vice President of Sales and Marketing in July 1997, and served as Vice President of Sales at TransAct's Ithaca division from March 1996 to July 1997. Mr. Ritchie joined the Company in April 1995 as Southeast National Sales Manger. Prior to joining TransAct's Ithaca division, Mr. Ritchie held several sales management positions including Regional Sales Manager at Medintell Systems Corporation form March 1994 to April 1995 and Manager of Distribution Channels at AT&T from January 1992 to February 1994.

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

ITEM 2.    DESCRIPTION OF PROPERTIES.

       The Company's operations are currently conducted at the facilities described below:

                                                                           Size         Owned or    Lease Expiration
Location                               Operations Conducted         (Approx. Sq. Ft.)    Leased           Date
--------------------------------------------------------------------------------------------------------------------
Wallingford, Connecticut               Manufacturing facility and        49,000          Leased      March 31, 2008
                                          executive offices

Ithaca, New York                       Manufacturing facility            59,000          Leased      June 30, 2007

Georgia (2), New Jersey, New           Five (5) regional sales            1,500          Leased         Various
York and the United Kingdom            offices

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

       The Company's common stock is traded on the NASDAQ National Market under the symbol TACT. As of March 4, 1998, there were 1,171 holders of record of the common stock. The Company completed its initial public offering in the third quarter of 1996. The high and low prices of the common stock reported during each quarter of the years ended December 31, 1997 and December 31, 1996, since the date of the Offering, were as follows:

                                         Year Ended                              Year Ended
                                     December 31, 1997                        December 31, 1996
                               ---------------------------              ---------------------------
                                 High                Low                  High                Low
                               --------            --------            --------            --------
First Quarter                  15 -1/2                10                  N/A                 N/A
Second Quarter                    14               10 -3/4                N/A                 N/A
Third Quarter                     20               13 -1/2               10-1/4                8
Fourth Quarter                 20 -1/4                10                 13 3/8              9-1/4

       No dividends on the common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank restricts the payment of cash dividends for the term of the agreement.

ITEM 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Year Ended                  Nine Months Ended                  Year Ended
                                ----------------------------    ----------------------------     -----------------------
                                December 31,    December 31,    December 31,    December 31,     April 1,       April 2,
                                    1997            1996            1995            1994            1995           1994
                                ------------    -----------     ------------    ------------     ---------      --------
                                                                                (Unaudited)
Statement of Income Data:
   Net sales                          $58,400         $42,134         $25,497         $25,426        $33,362        $23,798
   Gross profit                        18,173          13,933           7,968           8,391         11,013          8,213
   Operating income                     7,831           5,233           1,579           3,030          3,705          1,723
   Net income                           4,893           3,340             916           1,883          2,304          1,093
   Earnings per share:
     Basic                               0.72            0.57            0.17            0.35           0.43           0.20
     Diluted                             0.71            0.57            0.17            0.35           0.43           0.20

                                December 31,    December 31,    December 31,    December 31,     April 1,       April 2,
                                    1997            1996            1995            1994            1995           1994
                                ------------    -----------     ------------    ------------     ---------      --------
                                                                                (Unaudited)
Balance Sheet Data:
   Total assets                       $24,699         $20,784         $15,969         $14,392        $15,358        $13,916
   Shareholders' equity                17,903          14,407               -               -              -              -
   Tridex investment in the
     Company                                -               -          11,645          10,591         11,280         10,839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

       Because the Company was wholly-owned by Tridex until August 22, 1996, the Selected Financial Data which appear in Item 6 and the Consolidated Financial Statements which appear in Item 8 of this report with respect to periods prior to the year ended December 31, 1997 may not necessarily reflect the results of operations or financial position of the Company or what the results of operations would have been if the Company had been a stand alone entity during the periods presented. This discussion should be read in conjunction with those Consolidated Financial Statements and notes thereto. See Note 1 of Notes to Consolidated Financial Statements (Basis of Presentation).

       (A)      RESULTS OF OPERATIONS

       Certain statements included in this Management's Discussion and Analysis of the Results of Operations and Financial Condition which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit, operating income and capital expenditures.

       IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       The Company's products and key financial and operating systems are being reviewed and, where required, detailed plans have been or are being developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have an material adverse effect on the Company. Management does not expect costs associated with the Year 2000 Issue to have a material adverse impact on the Company's financial position, results of operations or cash flows.

       (i) YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

       NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year were as follows:

                                                 Year ended                     Year ended
               (In thousands)                December 31, 1997              December 31, 1996
                                          -------------------------      -------------------------

               Point of sale                   $23,342     40.0  %          $21,414       50.8  %
               Gaming and lottery               23,584     40.4              12,217       29.0
               Kiosk                             6,349     10.8               3,379        8.0
               Financial services                5,125      8.8               5,124       12.2
                                          ------------- -------- --      ----------- ---------- --
                                               $58,400    100.0  %          $42,134      100.0  %
                                          ========================       =========================

       Net sales for the year ended December 31, 1997 increased $16,266,000, or 39%, to $58,400,000 from $42,134,000 in the prior year, substantially due to increased shipments into the gaming and lottery market. Shipments of the Company's on-line lottery printers increased approximately $10,200,000, to approximately $17,000,000, or 29% of net sales, in the current year, from approximately $6,800,000, or 16%, in the prior year. Additionally, shipments of the Company's gaming printers for use in video lottery terminals increased approximately $1,800,000 from the prior year. Sales into the kiosk market increased by approximately $2,970,000, or 88%, substantially due to increased shipments of the Company's thermal kiosk printers. Shipments of the Company's financial services printers during 1997 were essentially unchanged from 1996. Sales of the Company's POS printers during 1997 increased approximately $1,928,000, or 9%, from 1996 due largely to an increase in printer shipments in to the international POS market, largely offset by a decline in domestic POS printer shipments. The Company's international sales during 1997 were $9,822,000, or 17% of net sales, compared to $2,019,000, or 5% of net sales in the prior year.

       GROSS PROFIT. Gross profit increased $4,240,000, or 30%, to $18,173,000 from $13,933,000 in the prior year due primarily to the higher volume of sales. The gross margin declined to 31.1% from 33.1%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. The Company expects that its gross margin will remain relatively stable. Operating income as a percentage of net sales has increased (see "Operating Income" below).

       ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased $306,000, or 12%, to $2,773,000 from $2,467,000 for the prior year, but decreased as a percentage of net sales to 4.7% from 5.9%. This increase was due primarily to increased product development and design costs, primarily for new products and enhancements to existing products in the POS and kiosk markets.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1,336,000, or 21%, to $7,569,000 from $6,233,000 in the prior year. Selling expenses increased by $442,000 due primarily to increases in the level of sales staff and increased commissions resulting from a higher volume of sales principally in the kiosk and POS markets. General and administrative expenses increased $894,000 over the prior year, primarily reflecting an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In the prior year, such expenses were allocated from Tridex, its former parent. Additionally, the increase reflects increased incentive compensation and, to a lesser extent, additional administrative staff expenses to support higher business volumes. Selling, general and administrative expenses decreased as a percentage of net sales to 13.0% from 14.8% due primarily to management's ability to control these expenses while increasing sales.

       OPERATING INCOME. Operating income increased $2,598,000, or 50%, to $7,831,000 from $5,233,000 in the prior year. Operating income improved as a percentage of net sales, increasing to 13.4% from 12.4%, due primarily to the Company's ability to control operating expenses while increasing sales.

       OTHER INCOME. Other income (expense) for the year ended December 31, 1996 included a gain of $285,000 from the sale of securities acquired in the sale of the Company's solenoid product line in 1994.

       PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended December 31, 1997 reflects an effective tax rate of 37.5%. The effective rate in the prior year's period was 39.6%. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

       NET INCOME. Net income for the current year was $4,893,000, or $0.72 per share (basic) and $0.71 per share (diluted). Net income for the prior year was $3,340,000, or $0.57 per share (basic and diluted).

       (ii) YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
1995

       NET SALES. Net sales into each of the Company's four vertical markets for the years ended December 31, 1996 and 1995 were as follows:

                                                 Year ended                     Year ended
               (In thousands)                December 31, 1996              December 31, 1995
                                          -------------------------      -------------------------
               Point of sale                   $21,414     50.8 %           $17,190       51.4 %
               Gaming and lottery               12,217     29.0               8,586       25.7
               Kiosk                             3,379      8.0               3,238        9.7
               Financial services                5,124     12.2               4,419       13.2
                                          ------------- -----------      ----------  -------------
                                               $42,134    100.0 %           $33,433      100.0 %
                                          =============  ==========      ===========   ===========

       Net sales for the year ended December 31, 1996 increased $8,701,000, or 26%, to $42,134,000 from $33,433,000 in the prior year. Approximately $4,200,000 of the increase was due to increased shipments into the POS market. Sales of POS printers increased to approximately $21,400,000, or 50.8% of net sales, in 1996, from $17,200,000, or approximately 51.4% of net sales, in 1995. The remainder of the increase principally reflects increased shipments of the Company's on-line lottery printers. Sales of these printers increased to approximately $6,800,000, or 16.1% of net sales, in 1996, from $3,400,000, or 10.2%, in the prior year.

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

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $194,000, or 3%, to $6,233,000 from $6,039,000 in 1995.
Selling expenses increased by $178,000 due primarily to increases in the level of sales staff and increased commissions resulting from higher unit sales volumes. General and administrative expenses increased only slightly over the prior year. Selling, general and administrative expenses decreased as a percentage of net sales to 14.8% from 18.1% due primarily to management's continuing effort to control these expenses while increasing sales.

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

       NET INCOME. Net income for the year ended December 31, 1996 was $3,340,000, or $0.57 per share (basic and diluted), as compared to $1,332,000, or $0.25 per share (basic and diluted), in the prior year.

        (iii) LIQUIDITY AND CAPITAL RESOURCES

       The Company generated cash flow from operations of $3,835,000, $1,972,000 and $1,881,000 for the year ended December 31, 1997, December 31, 1996, and the nine months ended December 31, 1995, respectively. The Company's working capital at December 31, 1997 increased to $11,438,000 from $8,609,000 at December 31, 1996. The current ratio improved to 2.87 to 1.0 at December 31, 1997 from 2.47 to 1.0 at December 31, 1996. The increase in working capital was funded primarily through cash generated from operations.

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

       Prior to the Offering, the Company participated in Tridex's centralized cash management system. While under this system, cash deposits from the Company were transferred to Tridex and Tridex funded the Company's disbursement bank accounts. On August 22, 1996, the Company ceased to participate in the Tridex cash management system.

       On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility bears interest on outstanding borrowings at Fleet's prime rate (8.25% at December 31, 1997) and bears a commitment fee of 0.25% on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial and restricts the payment of cash dividends. During 1997, the Company borrowed $1,500,000 under the Credit Facility, with $300,000 outstanding at December 31, 1997.

         On January 29, 1998, the Company replaced its existing $5,000,000 Credit Facility with a new $15,000,000 facility (the "New Credit Facility"). The New Credit Facility, also with Fleet, provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the New Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the New Credit Facility bear interest on outstanding borrowings at Fleet's prime rate and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants (including, among other things, a minimum tangible net worth, a maximum leverage ratio, a maximum debt to cash flow ratio, a minimum interest coverage ratio, a minimum fixed charge coverage ratio and a minimum collateral coverage ratio) and restricts the payment of cash dividends and the creation of liens. The Company expects to use borrowings under the New Credit Facility to fund its short-term working capital requirements, as they arise.

         During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price no more than $12 per share. As of December 31, 1997, the Company acquired 200,000 shares of its common stock for $2,251,000. Management intends to complete the repurchase of the remaining 300,000 shares during the first quarter of 1998. The Company anticipates temporarily financing the repurchases under the New Credit Facility.

       The Company's capital expenditures were approximately $2,266,000, $1,836,000 and $1,334,000 for the year ended December 31, 1997, December 31, 1996 and the nine months ended December 31, 1995, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. In addition, capital expenditures in the nine months ended December 31, 1995 included new leasehold and equipment purchases related to the relocation of the Company's Connecticut facility. The Company's capital expenditures for 1998 are expected to be approximately $3,400,000, a majority for new product tooling.

       The Company believes that cash flows generated from operations and borrowings available under the New Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and common stock repurchases, and meet its liquidity requirements through December 31, 1998.

        (B)     IMPACT OF INFLATION

                TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                        Page
                                                                                                               Number
                                                                                                               ------
         Report of Independent Accountants                                                                       15

         TransAct Technologies Incorporated consolidated financial statements:

                 Consolidated balance sheets as of December 31, 1997 and December 31, 1996.                      16

                 Consolidated statements of income for the years ended December 31, 1997, December 31, 1996      17
                 and December 31, 1995 (unaudited), and the nine months ended December 31, 1995 and
                 December 31, 1994 (unaudited).

                 Consolidated statements of cash flows for the years ended December 31, 1997, December 31,       18
                 1996 and December 31, 1995 (unaudited), and the nine months ended December 31, 1995 and
                 December 31, 1994 (unaudited).

                 Consolidated statement of changes in shareholders' equity for the period from August 22,        19
                 1996 through December 31, 1997.

                 Notes to consolidated financial statements.                                                     20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries, as described in Note 1, at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996 and the nine months ended December 31, 1995, and their changes in shareholders' equity for the year ended December 31, 1997 and the period from August 22, 1996 through December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Hartford, Connecticut
February 12, 1998

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               December 31,     December 31,
                                                                                  1997             1996
                                                                                --------         ---------
ASSETS:
Current assets:
   Cash and cash equivalents                                                   $     391         $   1,041
   Receivables, net (Note 4)                                                       6,941             5,179
   Receivable from Tridex                                                            294               266
   Inventories (Note 5)                                                            8,570             7,370
   Other current assets                                                            1,365               628
                                                                                --------         ---------
     Total current assets                                                         17,561            14,484
                                                                                --------         ---------

Plant and equipment, net (Note 6)                                                  4,989             3,964
Excess of cost over fair value of net assets acquired, net
   (Note 2)                                                                        2,073             2,246
Other assets                                                                          76                90
                                                                                --------         ---------
                                                                                   7,138             6,300
                                                                                --------         ---------
                                                                               $  24,699         $  20,784
                                                                                ========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable (Note 9)                                                 $     300         $       -
   Accounts payable                                                                3,043             2,463
   Accrued liabilities (Note 7)                                                    2,780             2,412
   Note payable to Tridex (Note 15)                                                    -             1,000
                                                                                --------         ---------
     Total current liabilities                                                     6,123             5,875
                                                                                --------         ---------

Other liabilities                                                                    673               502
                                                                                --------         ---------
Commitments and contingencies (Note 10)

Shareholders' equity:
   Common stock, $0.01 par value; 20,000,000
     authorized; 6,810,300 and 6,722,500 issued                                       68                67
   Preferred stock, 5,000,000 authorized, no issued
     and outstanding                                                                   -                 -
   Additional paid-in capital                                                     14,975            13,186
   Retained earnings                                                               6,062             1,169
   Unamortized restricted stock compensation                                        (942)                -
   Cumulative translation adjustment                                                  (9)              (15)
                                                                                --------         ---------
                                                                                  20,154            14,407
   Less:  Treasury stock, at cost, 200,000 shares (Note 18)                       (2,251)                -
                                                                                --------         ---------
     Total shareholders' equity                                                   17,903            14,407
                                                                                --------         ---------
                                                                                $ 24,699         $  20,784
                                                                                ========         =========

          See accompanying notes to consolidated financial statements.

                                        TRANSACT TECHNOLOGIES INCORPORATED

                                        CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)

                                                      Year Ended                             Nine Months Ended
                                    ---------------------------------------------      ----------------------------
                                    December 31,     December 31,     December 31,     December 31,    December 31,
                                        1997             1996             1995             1995            1994
                                    ---------          --------        ---------        ---------       ---------
                                                                       (Unaudited)                      (Unaudited)

Net sales                           $  58,400          $ 42,134        $  33,433        $  25,497       $  25,426
Cost of sales                          40,227            28,201           22,843           17,529          17,035
                                    ---------          --------        ---------        ---------       ---------

Gross profit                           18,173            13,933           10,590            7,968           8,391
                                    ---------          --------        ---------        ---------       ---------

Operating expenses:
   Engineering, design and
     product development costs          2,773             2,467             1,997            1,533          1,244
   Selling, general and
     administrative expenses            7,569             6,233             6,039            4,556          4,117
   Provision for restructuring
     (Note 15)                              -                 -               300              300              -
                                    ---------          --------        ---------        ---------       ---------
                                       10,342             8,700             8,336            6,389          5,361
                                    ---------          --------        ---------        ---------       ---------
Operating income                        7,831             5,233             2,254            1,579          3,030
                                    ---------          --------        ---------        ---------       ---------

Other income (expense):
   Interest, net                           16               (17)                -                -              -
   Other, net (Note 15)                   (19)              312                 3              (15)           108
                                    ---------          --------        ---------        ---------       ---------
                                           (3)              295                 3              (15)           108
                                    ---------          --------        ---------        ---------       ---------
Income before income taxes              7,828             5,528             2,257            1,564          3,138

Income tax provision

   (Note 13)                            2,935             2,188               925              648          1,255
                                    ---------          --------        ---------        ---------       ---------

Net income                          $   4,893         $   3,340         $   1,332         $    916      $   1,883
                                    =========         =========         =========         ========      =========

Net income per share
  (pro forma prior to 1997):

     Basic                           $   0.72          $   0.57          $   0.25        $    0.17      $    0.35
                                    =========         =========         =========         ========      =========
     Diluted                             0.71              0.57              0.25             0.17           0.35
                                    =========         =========         =========         ========      =========
Weighted average common shares
  outstanding (pro forma
  prior to 1997):

     Basic                              6,767             5,864             5,400            5,400         5,400
                                    =========         =========         =========         ========      =========
     Diluted                            6,932             5,884             5,400            5,400         5,400
                                    =========         =========         =========         ========      =========

          See accompanying notes to consolidated financial statements.


                                                       17

                                             TRANSACT TECHNOLOGIES INCORPORATED

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                  Year Ended                           Nine Months Ended
                                                 --------------------------------------------    ----------------------------
                                                 December 31,     December 31,    December 31,   December 31,    December 31,
                                                     1997             1996            1995           1995            1994
                                                    --------        --------         --------        -------       --------
                                                                                  (Unaudited)                    (Unaudited)
Cash flows from operating activities:
   Net income                                       $  4,893        $  3,340         $  1,332        $   916       $  1,883
   Adjustments to reconcile net income
to net cash provided by operating activities:
       Depreciation and amortization                   1,591           1,135              957            729            686
       Deferred income taxes                             (51)            (82)             168             82              -
       Gain on sale of securities available                -            (285)               -              -              -
          for sale
       Gain on sale of solenoid product
          line (Note 15)                                   -               -                -              -           (115)
       Loss on disposal of equipment                       8               6                1              5              8
       Changes in operating assets and
          liabilities:
         Receivables                                  (1,790)         (2,199)             752            532           (154)
         Inventories                                  (1,200)         (1,017)          (1,653)          (656)           (16)
         Other current assets                           (623)             30              (45)           (54)            (1)
         Other assets                                    (50)            (27)              41            150            (56)
         Accounts payable                                580            (248)             (50)            35            409
         Accrued liabilities and other
           liabilities                                   477           1,319              327            142            315
                                                    --------        --------         --------        -------       --------
       Net cash provided by operating
          activities                                   3,835           1,972            1,830          1,881          2,959
                                                    --------        --------         --------        -------       --------
Cash flows from investing activities:
   Purchases of plant and equipment                   (2,266)         (1,836)          (1,586)        (1,334)          (956)
   Proceeds from sale of securities available
       for sale                                            -             508                -              -              -
   Proceeds from sale of solenoid product line
       (Note 15)                                           -               -                -              -            115
   Proceeds from sale of equipment                         3              13                4              4             13
   Other                                                   -              (5)              30              -              -
                                                    --------        --------         --------        -------       --------
       Net cash used in investing activities          (2,263)         (1,320)          (1,552)        (1,330)          (828)
                                                    --------        --------         --------        -------       --------
Cash flows from financing activities:
   Bank line of credit borrowings                      1,500               -                -              -              -
   Bank line of credit repayments                     (1,200)              -                -              -              -
   Purchases of treasury stock                        (2,251)              -                -              -              -
   Proceeds from option exercises                         76               -                -              -              -
   Tax benefit related to employee stock sales           647               -                -              -              -
   Payment of intercompany debt                       (1,000)         (7,500)               -              -              -
   Net proceeds from issuance of stock                     -           8,991                -              -              -
   Net transactions with Tridex prior to the
          initial public offering                          -          (1,087)            (278)          (551)        (2,131)
                                                    --------        --------         --------        -------       --------
       Net cash provided by (used in)
          financing activities                        (2,228)            404             (278)          (551)        (2,131)
                                                    --------        --------         --------        -------       --------
Effect of exchange rate changes on cash                    6             (15)               -              -              -
                                                    --------        --------         --------        -------       --------
Increase (decrease) in cash and cash                    (650)          1,041                -              -              -
     equivalents
Cash and cash equivalents at beginning of
     period                                            1,041               -                -              -              -
                                                    --------        --------         --------        -------       --------
Cash and cash equivalents at end of period          $    391        $  1,041         $      0        $     0       $      0
                                                    ========        ========         ========        =======       ========
Supplemental cash flow information:
   Interest paid                                    $     52        $     28         $      -        $     -       $      -
   Income taxes paid                                   2,775             592                -              -              -

          See accompanying notes to consolidated financial statements.

                                               TRANSACT TECHNOLOGIES INCORPORATED

                                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (In thousands, except share data)

                                           Common Stock        Additional                 Unamortized     Cumulative
                                      --------------------      Paid-in     Retained   Restricted Stock  Translation   Treasury
                                      Shares        Amount      Capital     Earnings     Compensation    Adjustment      Stock
                                      ---------   ---------   ----------   ---------       --------      ---------    ----------

Balance, August 22, 1996             5,400,000    $      54   $    4,207   $       -      $       -      $       -    $        -
   Issuance of Offering shares       1,322,500           13        8,978           -              -              -             -
   Purchase of warrants                      -            -            1           -              -              -             -
   Translation adjustments                   -            -            -           -              -            (15)            -
   Net income subsequent to the
     Offering                                -            -            -       1,169              -              -             -
                                      ---------   ---------   ----------   ---------       --------      ---------    ----------

Balance, December 31, 1996           6,722,500           67       13,186       1,169              -            (15)            -

   Issuance of restricted stock         78,800            1        1,066           -         (1,066)             -             -
   Issuance of shares from
     exercise of stock options           9,000            -           76           -              -              -             -
   Amortization of restricted
     stock compensation                      -            -            -           -            124              -             -
   Tax benefit related to
     employee stock sales                    -            -          647           -              -              -             -
   Purchase of treasury shares        (200,000)           -            -           -              -              -        (2,251)
   Translation adjustments                   -            -            -           -              -              6             -
   Net income                                -            -            -       4,893              -              -             -
                                      ---------   ---------   ----------   ---------       --------      ---------    ----------

Balance, December 31, 1997            6,610,300   $      68   $   14,975   $   6,062       $   (942)     $      (9)   $   (2,251)
                                      =========   =========   ==========   =========       ========      =========    ==========

                                  See accompanying notes to consolidated financial statements.


                                                               19

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

          On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution. On March 31, 1997 Tridex distributed its 5,400,000 shares, or 80.3% of TransAct's common stock, pro rata to persons who were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of TransAct for each share of Tridex. Upon completion of the Distribution, Tridex no longer owned any shares of TransAct capital stock.

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

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND PRODUCTS: TransAct, through its two operations, one in Wallingford, CT and the other in Ithaca, NY, operates in one industry segment, printers and printer peripheral products. TransAct designs, develops, manufactures and markets transaction based printers and related products under the ITHACA and MAGNETEC brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 40% of net sales for the year ended December 31, 1997); gaming and lottery (approximately 40% of net sales); kiosk (approximately 11% of net sales); and financial services (approximately 9% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value added resellers and selected distributors, primarily in the United States, Canada, Europe and Latin America.

          TransAct manufactures and sells customizable and custom dot matrix and thermal printers for applications requiring up to 60 character columns in each of its four vertical markets. The Company also sells an 80 column laser printer for kiosk applications. The Company's customizable products include several series of printers which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its customizable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

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

         INVENTORIES: Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

         PLANT AND EQUIPMENT AND DEPRECIATION: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $1,227,000, $905,000 and $521,000 in the year ended December 31, 1997, December 31, 1996 and the nine months ended December 31, 1995, respectively.

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisition of Ithaca in 1991. The original amount applicable to this acquisition totaled $3,536,000 and is being amortized on the straight line method over 20 years. Accumulated amortization of goodwill was $1,463,000 and $1,290,000 at December 31, 1997 and December 31, 1996, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations for Ithaca. The Company believes that no impairment of goodwill exists at December 31, 1997.

         REVENUE RECOGNITION: Sales are recognized when the product is shipped. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to one customer accounted for approximately 29%, 16% and 12% of net sales for the year ended December 31, 1997, December 31, 1996 and the nine months ended December 31, 1995, respectively.

         INCOME TAXES: Through the date of the Distribution, the Company was included in the consolidated federal and certain state income tax returns of Tridex. The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 "Accounting for Income Taxes," and for the periods presented through the date of the Distribution are an allocation of Tridex's consolidated balances, and are computed as if a separate return had been filed for the Company, using those elements of income and expense as reported in the consolidated statements of income. Subsequent to the Distribution, the Company will file federal and state income tax returns separately from Tridex. See Note 13.

         EARNINGS PER SHARE: TransAct adopted FAS 128 "Earnings per Share," effective December 15, 1997, which requires the dual presentation of basic and diluted earnings per share for complex capital structures. In accordance with FAS 128, earnings per share presented in the accompanying financial statements for periods prior to adoption have been restated. For the year ended December 31, 1996, December 31, 1995 (unaudited), the nine months ended December 31, 1995 and the nine months ended December 31, 1994 (unaudited), pro forma basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period, as if all shares issued to Tridex prior to the Offering had been outstanding throughout these periods.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See Note 11.

3.  RELATED PARTY TRANSACTIONS

         Prior to the Offering, the Company participated in Tridex's centralized cash management system. While under this system, cash deposits from the Company were transferred to Tridex and Tridex funded the Company's disbursement bank accounts as required. In August 1996, the Company ceased to participate in the Tridex cash management system.

         Prior to the Offering, Tridex provided certain general and administrative services to the Company, including tax, treasury, risk management and insurance, legal, marketing, accounting, auditing, human resources and executive management. For periods prior to the Offering, these expenses were allocated to the Company based upon actual usage for those expenses directly attributable to the Company, and otherwise allocated based upon other methods which management believes to be reasonable. These allocations were $869,000 and $1,203,000 for the year ended December 31, 1996 and the nine months ended December 31, 1995, respectively. These costs may have been different had the Company operated as a separate stand-alone entity during the periods presented.

         Included as a component of Tridex investment in the Company are net cash advances from Tridex to the Company and general and administrative expenses allocated from Tridex to the Company. No interest expense on net advances from Tridex has been reflected in the accompanying financial statements.

         On July 31, 1996, the Company entered into a Corporate Services Agreement with Tridex. Under the terms of this agreement, Tridex agreed to provide the Company with certain services, including employee benefit administration, human resource and related services, administrative services, risk management, regulatory compliance, preparation of tax returns and certain financial and other services. Such services were provided and reimbursed at actual cost, which amounted to approximately $96,000 and $91,000 for the year ended December 31, 1997 and December 31, 1996, respectively. Certain services ceased to be provided after March 31, 1997. Also, pursuant to the terms of the agreement, Tridex agreed to pay 15% of the direct employment costs of the Company's chief financial officer through March 31, 1997, which amounted to approximately $7,000 and $8,000 for the year ended December 31, 1997 and December 31, 1996, respectively. The Corporate Services Agreement expired on December 31, 1997.

         On July 31, 1996, the Company entered into a Tax Sharing Agreement with Tridex. The agreement provides for the treatment of certain tax attributes of the Company including the method of allocating tax obligations, treatment of tax carryforwards and the computation of income tax provisions for the Company between the date of the Offering and the Distribution. In addition, tax benefits related to certain tax carryforwards arising prior to the Distribution will be paid to Tridex as the carryforwards are utilized. For the year ended December 31, 1997 and December 31, 1996, the Company paid, net of refunds from Tridex, approximately $410,000 and $527,000, respectively, to Tridex pursuant to the agreement.

         The Company and Tridex also entered into an Asset Transfer Agreement dated July 31, 1996, under which the Company agreed to transfer to Tridex certain assets used in the manufacturing process of the printer ribbon product line. Additionally, on September 28, 1996, the Company and Tridex entered into a Manufacturing Support Services Agreement. Under this agreement, the Company agrees to provide Tridex with space within its Wallingford, CT manufacturing facility and certain support services for the ribbon business through September 28, 1998. Tridex agrees to pay the Company a monthly fee calculated to compensate the Company for the direct and indirect costs incurred by the Company to provide the space and render such services. These fees amounted to approximately $254,000 and $67,000 during the year ended December 31, 1997 and December 31, 1996, respectively. The Company also purchased approximately $4,000 and $5,000 of ribbons from Tridex during the same periods.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company sells certain POS printers to a wholly-owned subsidiary of Tridex. Revenues from the sale of such printers amounted to $2,675,000, $3,178,000 and $2,340,000 for the year ended December 31, 1997, the year ended December 31, 1996 and the nine months ended December 31, 1995, respectively. On July 30, 1996, the Company entered into a Printer Supply Agreement which will require the subsidiary, in consideration for continued favorable price terms, to purchase from the Company at least three quarters of its total POS printer requirements through December 31, 1999.

         On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "Plan"), a defined contribution plan under
     Section 401(k) of the Internal Revenue Code. Prior to the Distribution, the Company's employees participated in the Tridex Corporation Retirement Savings Plan. All full-time employees are eligible to participate in the Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 37.5% of employees' contributions up to the first 4% of the employees' compensation contributed to the Plan. The Company's matching contributions were $101,000, $80,000 and $51,000 in the year ended December 31, 1997,
     December 31, 1996 and the nine months ended December 31, 1995, respectively, and are included in general and administrative expense. Effective January 1, 1998, the Company increased its rate of matching contributions to 50% of the employees' contributions up to the first 4% of the employees' compensation contributed to the Plan.

4.   RECEIVABLES

         Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:


                                                                  Year Ended                Nine Months
                                                         -----------------------------         Ended
                                                         December 31,     December 31,      December 31,
       (In thousands)                                        1997             1996              1995
                                                            ------            ------           ------
       Balance at beginning of period                       $  106            $   40           $   76
          Provision for doubtful accounts                       18                66               12
          Accounts written off, net of recoveries              (22)                -              (48)
                                                            ------            ------           ------
       Balance at end of period                             $  102            $  106           $   40
                                                            ======            ======           ======


5.   INVENTORIES

         The components of inventories are:

                                                        December 31,     December 31,
       (In thousands)                                       1997             1996
                                                         --------          --------
       Raw materials and component parts                 $  7,482          $  5,828
       Work-in-process                                        588               810
       Finished goods                                         500               732
                                                         --------          --------
                                                         $  8,570          $  7,370
                                                         ========          ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    PLANT AND EQUIPMENT

         The components of plant and equipment, net are:

                                                           December 31,       December 31,
       (In thousands)                                          1997               1996
                                                              -------           --------
       Machinery and equipment                                $ 8,399           $  6,798
       Furniture, office and computer equipment                 2,545              2,276
       Leasehold improvements                                     339                276
                                                              -------           --------
                                                               11,283              9,350
       Less:  accumulated depreciation                         (6,294)            (5,386)
                                                              -------           --------
                                                              $ 4,989           $  3,964
                                                              =======           ========


7.   ACCRUED LIABILITIES

         The components of accrued liabilities are:

                                                           December 31,       December 31,
       (In thousands)                                          1997               1996
                                                              -------           --------
       Payroll and fringe benefits                            $ 1,225           $   931
       Income taxes payable                                       415               330
       Customer advances, deferred revenue and
         warranty                                                 436               324
       Due to Tridex                                               24               103
       Other                                                      680               724
                                                              -------           --------
                                                              $ 2,780           $ 2,412
                                                              =======           =======


8.  TRIDEX INVESTMENT IN THE COMPANY

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

                                                                                     Nine Months
                                                                  Year Ended           Ended
                                                                  December 31,       December 31,
         (In thousands)                                               1996              1995
                                                                  --------             --------
         Balance at beginning of the period                       $ 11,645             $ 11,280
            Net income                                               2,171                  916
            Net transactions with Tridex:
              Allocation of general and administrative
                expenses from Tridex                                  (869)              (1,203)
              Sales to affiliates                                    1,998                2,340
              Net transfers to Tridex                               (2,216)              (1,688)
            Reclassification of note payable to Tridex              (8,500)                  --
            Issuance of shares to Tridex in exchange
            for all outstanding shares of  Magnetec                 (4,229)                  --
                                                                  --------             --------

         Balance at end of the period                             $     --             $ 11,645
                                                                  ========             ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   BANK CREDIT AGREEMENT

         On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility bears interest on outstanding borrowings at Fleet's prime rate (8.25% at December 31, 1997) and bears a commitment fee of 0.25% on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends. The Company had borrowings of $1,500,000 under the Credit Facility during the year ended December 31, 1997 and none during the year ended December 31, 1996. The Company had $300,000 of borrowings outstanding at December 31, 1997.

         On January 29, 1998, the Company replaced its existing $5,000,000 Credit Facility with a new $15,000,000 facility (the "New Credit Facility"). The New Credit Facility, also with Fleet, provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the New Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the New Credit Facility bear interest at Fleet's prime rate and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to
     1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

10.  COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $713,000, $682,000 and $532,000 in the year ended December 31, 1997,
     December 31, 1996 and the nine months ended December 31, 1995, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows: $836,000 in 1998; $864,000 in 1999; $842,000 in 2000; $826,000 in 2001; $806,000 in 2002 and
     $4,516,000 thereafter.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS

         STOCK OPTIONS. On July 30, 1996, the Company adopted the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, and the Directors' Stock Plan which provides for non-discretionary awards to non-employee directors. The plans provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and vest over a five-year period, unless automatically accelerated. At December 31, 1997, the Company has reserved 660,000 shares of common stock for issuance under the 1996 Stock Plan and Directors' Stock Plan.

         The 1996 Stock Plan and Directors' Stock Plan option activity is summarized below:

                                                                    Year Ended                          Year Ended
                                                                 December 31, 1997                    December 31, 1996
                                                           -----------------------------       ------------------------------
                                                                            Weighted                             Weighted
                                                                            Average                              Average
                                                             Shares      Exercise Price          Shares        Exercise Price
                                                           -----------    ------------         ----------       ------------
       Outstanding at beginning of period                      339,300    $       8.50                  -                  -
           Granted                                             227,500           14.45            339,300       $       8.50
           Exercised                                             9,000            8.50                  -                  -
           Canceled                                             15,200           10.04                  -                  -
                                                           -----------    ------------         ----------       ------------
       Outstanding at end of period                            542,600           10.97            339,300               8.50
                                                           ===========    ============         ==========       ============
       Options exercisable at end of period                     57,060    $       8.50                  -       $          -
                                                           -----------    ------------         ----------       ------------


         The Company applies APB 25 and related interpretations in accounting for its long-term incentive stock plans. Accordingly, no compensation cost has been recognized for its stock options.

                                                         Options Outstanding                        Options Exercisable
                                         --------------------------------------------------   ---------------------------------
                                         Outstanding at  Weighted-Average  Weighted-Average   Exercisable at   Weighted-Average
                                          December 31,    Exercise Price       Remaining       December 31,    Exercise Price
Range of Exercise Prices                      1997                         Contractual Life       1997
                                         --------------  ---------------   ----------------   --------------   ----------------
                                                                              (In years)
       $  7.50    -  $10.00                      318,100           $ 8.50                8.4           57,060           $8.50
         10.01    -   12.50                       15,500            11.75                9.4                -               -
         12.51    -   15.00                      134,000            13.73                9.0                -               -
         15.01    -   17.50                       75,000            16.33                9.6                -               -

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

         Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in FAS 123, the Company's net income and net income per share would have been as follows:

                                                                      Year Ended
                                                         -----------------------------------
                                                          December 31,          December 31,
         (In thousands, except per share data)                1997                 1996
                                                         -------------          ------------
         Net income:
           As reported                                    $   4,893            $   3,340
           Pro forma under FAS 123                            4,422                3,248
         Net income per share:
           Basic:

              As reported                                      0.72                 0.57
              Pro forma under FAS 123                          0.65                 0.55
           Diluted:

              As reported                                      0.71                 0.57
              Pro forma under FAS 123                          0.64                 0.55

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 1997 and 1996.

                                                                                   Year Ended
                                                                          ----------------------------
                                                                          December 31,    December 31,
                                                                             1997            1996
                                                                          ------------    ------------
       Risk-free interest rate                                             6.400%            5.062%
       Dividend yield                                                          0%                0%
       Expected volatility factor                                           0.600             0.595
       Expected option term                                              10 years          10 years
       Weighted average fair value of options granted during period       $ 10.97            $ 6.25

         RESTRICTED STOCK: Under the 1996 Stock Plan, in 1997 the Company granted 78,800 shares of restricted common stock to its Chairman of the Board, officers and certain key employees. Restricted stock totaling 49,800 shares vest over a five-year period, while 29,000 shares vest at the end of a five-year period. Under certain conditions vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized over the vesting period. Amortization expense of $124,000 was recorded during 1997.

         WARRANTS: On August 22, 1996, the Company sold to the underwriters of the Offering, for nominal consideration, a warrant to purchase from the Company up to 115,000 shares of common stock at an exercise price of $10.20 per share. The warrant is exercisable for a period of five years beginning April 1, 1998. No warrants were exercisable at December 31, 1997.

12.  STOCKHOLDER RIGHTS PLAN

          In December 1997, the Board of Directors adopted a stockholder rights plan declaring a distribution of one right (the "Rights") for each outstanding share of the Company's common stock to shareholders of record at December 15, 1997. Initially, each of the Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person or group of affiliated persons acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company's Common Stock. If a person, or group of persons, acquires 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right. The Rights are redeemable, under certain circumstances, for $0.0001 per Right and will expire, unless earlier redeemed, on December 2, 2007.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES

         The components of the income tax provision are as follows:


                                                       Year Ended                       Nine Months
                                              --------------------------------             Ended
                                              December 31,        December 31,          December 31,
       (In thousands)                             1997                1996                  1995
                                              ------------        ------------          ------------
       Current:
         Federal                                 $  2,461            $  1,934              $   476
         State                                        525                 336                   90
                                              ------------        ------------          ------------
                                                    2,986               2,270                  566
                                              ------------        ------------          ------------
       Deferred:
         Federal                                      (46)                (73)                  73
         State                                         (5)                 (9)                   9
                                              ------------        ------------          ------------
                                                      (51)                (82)                  82
                                              ------------        ------------          ------------
       Total income tax provision                $  2,935            $  2,188              $   648
                                              ===========         ============          ============


         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                          December 31,        December 31,
       (In thousands)                                         1997                1996
                                                          ------------        ------------
       Gross deferred tax assets:
         Liabilities and reserves                           $    710            $    586
                                                            ========            ========
       Gross deferred tax liabilities:
         Depreciation                                       $    363            $    290
                                                            ========            ========


         At December 31, 1997 and 1996, the Company had foreign net operating loss carryforwards of approximately $21,000 and $152,000, respectively, which do not expire. A valuation allowance was recorded with respect to the foreign net operating loss carryforwards at December 31, 1996.

         Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:


                                                                          Year Ended                   Nine Months
                                                               --------------------------------           Ended
                                                               December 31,        December 31,        December 31,
                                                                    1997               1996                1995
                                                               ------------        ------------        ------------
       Federal statutory tax rate                                    34.0%              34.0%              34.0%
       State income taxes, net of federal income taxes                4.4                4.0                4.4
       Non-deductible purchase accounting adjustments                 0.9                1.1                2.8
       Tax benefit from foreign sales corporation                    (1.0)                -                  -
       Other                                                         (0.8)               0.5                0.2
                                                               ------------        ------------        ------------
          Effective tax rate                                         37.5%              39.6%              41.4%
                                                               ============        ============        ============

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of trade accounts receivable, other current assets, trade accounts payable, accrued expenses and bank loans approximate fair value because of the short maturity of those instruments.

15.   SIGNIFICANT TRANSACTIONS

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

         Concurrent with the Offering, the Company repaid $7,500,000 of a total of $8,500,000 of intercompany indebtedness to Tridex and issued a $1,000,000 subordinated promissory note to Tridex. The note was due on March 31, 1998 and bore interest, payable monthly in arrears, at the rate paid by Tridex under its revolving credit facility. On February 14, 1997, the Company repaid the note, plus accrued interest, to Tridex.

         In December 1995, the operations of Magnetec and Ithaca were combined under unified management. In connection with this combination, the Company recorded a provision for restructuring costs of $300,000, which covers the costs associated with combining operations under unified management and is primarily comprised of severance costs.

         In 1994 the Company sold its solenoid product line. Proceeds from the sale were cash and shares of common stock of the purchaser ("marketable securities"). During the nine months ended December 31, 1994 (unaudited), the Company recognized a gain of $115,000 as the result of a contingent payment received from the purchaser. In addition, during the year ended December 31, 1996, the Company sold the remainder of the marketable securities and recognized a gain of $285,000. These gains are included in other income.

16.  INTERNATIONAL OPERATIONS

         The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary, which had sales to its customers of $4,204,000, $397,000 and $332,000 in the year ended December 31, 1997,
     December 31, 1996 and the nine months ended December 31, 1995, respectively. The Company had export sales to its customers from the United States of approximately $5,618,000 in the year ended December 31, 1997, $1,622,000 in the year ended December 31, 1996 and $1,211,000 in the nine months ended December 31, 1995.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The Company's quarterly results of operations for the years ended December 31, 1997 and 1996 (unaudited) are as follows:

                                                                                       Quarter Ended
                                                              ---------------------------------------------------------------
       (In thousands, except per share amounts)                  March 29        June 28       September 27     December 31
                                                              --------------  --------------  --------------  ---------------
       1997:
           Net sales                                          $       14,014  $       15,569  $       16,040  $        12,777

           Gross profit                                                4,352           4,963           5,065            3,793
           Net income                                                  1,087           1,360           1,582              864
           Net income per share:

              Basic                                                     0.16            0.20            0.23             0.13
              Diluted                                                   0.16            0.20            0.23             0.12

                                                                 March 30        June 29       September 28     December 31
                                                              --------------  --------------  --------------  ---------------
       1996:
           Net sales                                          $       10,463  $        9,762  $       10,794  $        11,115
           Gross profit                                                3,479           3,328           3,655            3,471
           Net income                                                    865             868             927              680
           Net income per share:

              Basic                                                     0.16            0.16            0.16             0.10
              Diluted                                                   0.16            0.16            0.16             0.10


18.  SUBSEQUENT EVENTS

         As of February 9, 1998 the Company had purchased an additional 164,500 shares of its common stock on the open market for approximately $1,841,000.

\ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information contained in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 7, 1998 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained in "Executive Compensation" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A) THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS REPORT:


         (i)    Financial statements

                See Item 8.

        (ii)    Financial statement schedules

                All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.


       (iii)    List of exhibits
                  3.1(a)   Certificate of Incorporation of the Company, filed with the Secretary of State of        (2)
                           Delaware on June 17, 1996.

                  3.1(b)   Certificate of Amendment of Certificate of Incorporation of the Company, filed with      (1)
                           the Secretary of State of Delaware on May 30, 1997.
                  3.2      By-laws of the Company.                                                                  (2)

                  4.1      Specimen Common Stock Certificate.                                                       (2)

                  4.2      See Exhibits 3.1 and 3.2 for provisions in the Certificate of Incorporation and          (2)
                           By-laws of the Company defining the rights of the holders of common stock.

                  4.3      Form of Rights Agreement dated as of December 2, 1997, between TransAct and American     (5)
                           Stock Transfer & Trust Company.

                 10.1      Plan of Reorganization dated as of June 24, 1996 among Tridex, Magnetec, TransAct        (2)
                           and Ithaca.

                 10.2      Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex,            (3)
                           Magnetec, TransAct and Ithaca.

                 10.3      Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.      (2)

                 10.4      Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and Tridex.          (2)

                 10.5      Manufacturing Support Services Agreement between Magnetec and Tridex, dated as of        (3)
                           September 28, 1996.

                 10.6      Corporate Services Agreement dated as of July 30, 1996 between Tridex and TransAct.      (3)

                 10.7      Printer Supply Agreement dated as of July 31, 1996 between Magnetec and Ultimate         (2)
                           Technology Corporation.

                 10.8      Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct.             (3)

                 10.9      Credit Agreement dated as of August 29, 1996 among TransAct, Magnetec and Fleet          (3)
                           National Bank.

                 10.10     Purchase Agreement dated as of October 17, 1996 between ICL Pathway Limited, Ithaca      (3)
                           Peripherals Limited and Transact. (Pursuant to Rule 24b-2 under the Securities
                           Exchange Act of 1934, as amended (the "Exchange Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.11(x)  1996 Stock Plan, effective July 30, 1996.                                                (3)

                 10.12(x)  Non-Employee Directors' Stock Plan, effective August 22, 1996.                           (3)

                 10.13     Sales and Marketing Agreement by and between the Company and Oki Europe Limited,         (2)
                           dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act of 1993, as amended (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.14     OEM Purchase Agreement by and between GTECH, TransAct and Magnetec, commencing           (4)
                           October 1, 1996. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.15     OEM Purchase Agreement by and between OKIDATA and Tridex, dated January 21, 1991.        (2)
                           (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.16     Strategic Agreement by and between OKIDATA and Tridex, dated May 9, 1996. (Pursuant      (2)
                           to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                                                                                                                    Page
                                                                                                                   Number
                 10.17     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (2)
                           August 1, 1994.

                 10.18     Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23,        (2)
                           1992.

                 10.19     First Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated     (2)
                           as of October 18, 1993.

                 10.20(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Bart C.        (2)
                           Shuldman.

                 10.21(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Richard L.     (2)
                           Cote.

                 10.22(x)  Severance Agreement by and between TransAct and Lucy H. Staley, dated September 4,       (3)
                           1996

                 10.23(x)  Severance Agreement by and between TransAct and John Cygielnik, dated September 10,      (3)
                           1996.

                 10.24(x)  Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4,     (3)
                           1996.

                 10.25(x)  Severance Agreement by and between TransAct and David A. Ritchie, dated July 1, 1997.    (1)

                 10.26     Credit Agreement dated as of January 29, 1998 among TransAct, Magnetec and Fleet         (1)
                           National Bank.

                 10.27     Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated    (1)
                           December 2, 1996.

                 10.28     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (1)
                           July 30, 1997.

                 10.29     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated
                           May 31, 1996. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed
                           copy.)                                                                                   (1)

                 11.1      Computation of earnings per share.                                                       (1)

                 21.1      Subsidiaries of the Company.                                                             (1)

                 27.1      Financial Data Schedule.                                                                 (1)

                (1)        These exhibits are filed herewith.

                (2)        These exhibits, which were previously filed with the Company's Registration
                           Statement on Form S-1 (No. 333-06895), are incorporated by reference.

                (3)        These exhibits, which were previously filed with the Company's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1996, are incorporated by reference.

                (4)        This exhibit, which was previously filed with the Company's Current Report on Form
                           8-K filed October 11, 1996, is incorporated by reference.

                (5)        This exhibit, which was previously filed with Amendment No. 1 to the Company's
                           Current Report on Form 8-K filed December 12, 1997, is incorporated by reference.

                x          Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

       (B)      REPORTS ON FORM 8-K.

                On December 2, 1997, the Company filed a report on Form 8-K to report under Item 5, "Other Events", and Item 7, "Exhibits", the adoption of a Stockholder Rights Plan. An amendment to the Form 8-K was filed on December 12, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED

                                        By:  /s/ Bart C. Shuldman
                                             -----------------------------------
                                             Bart C. Shuldman
                                             President, Chief Executive Officer
                                              and Director
                                             Date:   March 27, 1998

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

Signature                                                   Title                                       Date
---------                                                   -----                                       ----

   /s/ Bart C. Shuldman                     President, Chief Executive Officer and               March 27, 1998
------------------------------------        Director
Bart C. Shuldman                            (Principal Executive Officer)

   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            March 27, 1998
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)

   /s/ Steven A. DeMartino                  Corporate Controller                                 March 27, 1998
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino

   /s/ Thomas R. Schwarz                    Chairman of the Board and Director                   March 27, 1998
------------------------------------
Thomas R. Schwarz

   /s/ Graham Y. Tanaka                     Director                                             March 27, 1998
------------------------------------
Graham Y. Tanaka

   /s/ Charles A. Dill                      Director                                             March 27, 1998
------------------------------------
Charles A. Dill

                                  EXHIBIT LIST

The following exhibits are filed herewith.


Exhibit
-------

 3.1(b)   Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on May 30, 1997.

10.25(x)  Severance Agreement by and between TransAct and David A. Ritchie, dated July 1,
          1997.

10.26     Credit Agreement dated as of January 29, 1998 among TransAct, Magnetec and Fleet
          National Bank.

10.27     Second Amendment to Lease Agreement by and between Bomax Properties and
          Ithaca, dated December 2, 1996.

10.28     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated July 30, 1997.

10.29     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated
          May 31, 1996. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

11.1      Computation of earnings per share.

21.1      Subsidiaries of the Company.

27.1      Financial Data Schedule.