Form 10-K/A
period 1997-12-31
TRANSACT TECHNOLOGIES INC
filed 1998-04-07
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K/A

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


         (i)    None.

        (ii)    None.

       (iii)    List of exhibits.

                23.1   Consent of Independent Accountants, dated April 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED

                                        By:  /s/ Bart C. Shuldman
                                             -----------------------------------
                                             Bart C. Shuldman
                                             President, Chief Executive Officer
                                              and Director
                                             Date:   April 6, 1998

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

Signature                                                   Title                                       Date
---------                                                   -----                                       ----

   /s/ Bart C. Shuldman                     President, Chief Executive Officer and               April 6, 1998
------------------------------------        Director
Bart C. Shuldman                            (Principal Executive Officer)

   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            April 6, 1998
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)

   /s/ Steven A. DeMartino                  Corporate Controller                                 April 6, 1998
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino

   /s/ Thomas R. Schwarz                    Chairman of the Board and Director                   April 6, 1998
------------------------------------
Thomas R. Schwarz

                                            Director
------------------------------------
Graham Y. Tanaka

                                            Director
------------------------------------
Charles A. Dill

                                  EXHIBIT LIST

The following exhibits are filed herewith.


Exhibit
-------

23.1      Consent of Independent Accountants, dated April 6, 1998.