Form 10-Q
period 1998-03-28
TRANSACT TECHNOLOGIES INC
filed 1998-05-11
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 1998
                               ---------------

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to:
                                ------------------     --------------------
Commission file number: 0-21121
                        -------
                      TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                            06-1456680
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      7 LASER LANE, WALLINGFORD, CT 06492
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 269-1198
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Former address:
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING MAY 1, 1998
-----                                         -----------------------
COMMON STOCK,
$.01 PAR VALUE                                        6,307,500

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.            Financial Information:                                 Page No.
-------            ----------------------                                 --------
    Item 1.        Financial Statements

                   Consolidated condensed balance sheets as of March
                   28, 1998 and December 31, 1997                           3

                   Consolidated condensed statements of income for
                   the three months ended March 28, 1998 and March          4
                   29, 1997

                   Consolidated condensed statements of cash flows
                   for the three months ended March 28, 1998 and            5
                   March 29, 1997

                   Notes to consolidated condensed financial                6
                   statements

    Item 2.        Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

PART II.          Other Information:
--------          ------------------
    Item 6.        Exhibits and Reports on Form 8-K                         9


    Signatures                                                             10


                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   MARCH 28,      December 31,
(In thousands)                                                       1998            1997
                                                                   --------        --------
ASSETS:                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                        $    269        $    391
  Receivables                                                         9,920           7,235
  Inventories                                                         8,658           8,570
  Other current assets                                                1,383           1,365
                                                                   --------        --------
   Total current assets                                              20,230          17,561
                                                                   --------        --------
Plant and equipment, net                                              6,020           4,989
Excess of cost over fair value of net assets acquired                 2,030           2,073
Other assets                                                             99              76
                                                                   --------        --------
                                                                      8,149           7,138
                                                                   --------        --------
                                                                   $ 28,379        $ 24,699
                                                                   ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Bank loans payable                                               $  5,000        $    300
  Accounts  payable                                                   4,761           3,043
  Accrued liabilities                                                 2,613           2,780
                                                                   --------        --------
   Total current liabilities                                         12,374           6,123
                                                                   --------        --------
Other liabilities                                                       630             673
                                                                   --------        --------
Shareholders' equity:
  Common stock                                                           68              68
  Additional paid-in capital                                         14,941          14,975
  Retained earnings                                                   6,696           6,062
  Unamortized restricted stock compensation                            (860)           (942)
  Cumulative translation adjustment                                      (4)             (9)
                                                                   --------        --------
                                                                     20,841          20,154
  Less:  Treasury stock, at cost, 500,000 and 200,000 shares         (5,466)         (2,251)
                                                                   --------        --------

   Total shareholders' equity                                        15,375          17,903
                                                                   --------        --------
                                                                   $ 28,379        $ 24,699
                                                                   ========        ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                          ------------------------
                                                          MARCH 28,       March 29,
(In thousands, except per share data)                       1998            1997
                                                          --------        --------
Net sales                                                 $ 13,280        $ 14,014
Cost of sales                                                9,534           9,662
                                                          --------        --------

Gross profit                                                 3,746           4,352
                                                          --------        --------
Operating expenses:
  Engineering, design and product development costs            833             678
  Selling, general and administrative expenses               1,874           1,841
                                                          --------        --------
                                                             2,707           2,519
                                                          --------        --------
Operating income                                             1,039           1,833
                                                          --------        --------
Other income (expense):
  Interest expense, net                                        (41)             (8)
  Other, net                                                     9             (13)
                                                          --------        --------
                                                               (32)            (21)
                                                          --------        --------
Income before income taxes                                   1,007           1,812
Provision for income taxes                                     373             725
                                                          --------        --------
Net income                                                $    634        $  1,087
                                                          ========        ========
Net income per common share:
  Basic                                                   $   0.10        $   0.16
                                                          ========        ========
  Diluted                                                 $   0.10        $   0.16
                                                          ========        ========
Weighted average common shares outstanding:
  Basic                                                      6,460           6,723
                                                          ========        ========
  Diluted                                                    6,526           6,877
                                                          ========        ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                        MARCH 28,     March 29,
(In thousands)                                            1998           1997
                                                        -------        -------
Cash flows from operating activities:
  Net income                                            $   634        $ 1,087
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          499            385
     Loss on disposal of equipment                            2              1
     Changes in operating assets and liabilities:
      Receivables                                        (2,685)        (3,228)
      Inventory                                             (88)          (860)
      Other current assets                                  (18)          (141)
      Other assets                                          (42)           (21)
      Accounts payable                                    1,718          2,070
      Accrued liabilities and other liabilities            (210)          (187)
                                                        -------        -------
        Net cash used in operating activities              (190)          (894)
                                                        -------        -------
Cash flows from investing activities:
  Purchases of plant and equipment                       (1,425)          (731)
  Proceeds from sale of equipment                             1           --
                                                        -------        -------
   Net cash used in investing activities                 (1,424)          (731)
                                                        -------        -------
Cash flows from financing activities:
  Bank line of credit borrowings                          5,000          1,200
  Bank line of credit repayments                           (300)          --
  Purchases of treasury stock                            (3,215)          --
  Proceeds from option exercises                              2           --
  Tax benefit related to employee stock sales              --              376
  Payment of intercompany debt                             --           (1,000)
                                                        -------        -------
   Net cash provided by financing activities              1,487            576
                                                        -------        -------
Effect of exchange rate changes on cash                       5              8
                                                        -------        -------
Decrease in cash and cash equivalents                      (122)        (1,041)
Cash and cash equivalents at beginning of period            391          1,041
                                                        -------        -------
Cash and cash equivalents at end of period              $   269        $  --
                                                        =======        =======


            See notes to consolidated condensed financial statements.

                      TRANSACT TECHNOLOGIES INCORPORATED

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 28, 1998, the results of its operations and cash flows for the three months ended March 28, 1998 and March 29, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

            The results of operations for the three months ended March 28, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Earnings per share

            Basic earnings per common share for the three months ended March 28, 1998 and March 29, 1997 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.    Inventories:

        The components of inventory are:

                                             March 28,   December 31,
            (In thousands)                     1998         1997
                                              ------       ------
            Raw materials and component       $7,166       $7,482
            parts
            Work-in-process                      932          588
            Finished goods                       560          500
                                              ------       ------
                                              $8,658       $8,570
                                              ======       ======

4.    Commitments and contingencies

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

5.    Significant transactions

            During the three months ended March 28, 1998, the Company purchased an additional 300,000 shares of its common stock on the open market for approximately $3,215,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, without limitation, the Company's expectation regarding gross profit.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THREE MONTHS ENDED MARCH  29, 1997

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's quarter were as follows:

                                  Three months ended           Three months ended
                                    March 28, 1998               March 29, 1997
                                  ------------------           ------------------
          Point of sale           $ 7,813       58.8 %         $ 5,049       36.0 %
          Gaming and lottery        4,188       31.6             5,002       35.7
          Kiosk                       451        3.4             2,473       17.7
          Financial services          828        6.2             1,490       10.6
                                  ------------------           ------------------
                                  $13,280      100.0 %         $14,014      100.0 %
                                  ==================           ==================

Net sales for the quarter ended March 28, 1998 decreased $734,000, or 5%, to $13,280,000 from $14,014,000 in the prior year's quarter, due to decreased shipments into the gaming and lottery, kiosk and financial services markets, offset by a significant increase in the POS market.

Point of sale: Sales of the Company's POS printers increased approximately $2,764,000, or 55%, due largely to increased international printer shipments, including substantially more shipments of printers for use in the British post office.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $814,000, or 16%, from the first quarter a year ago. The overall decrease primarily reflects a decrease of approximately $1,900,000 in shipments of printers for use in video lottery terminals due to the proposed gaming ban in South Carolina. This decrease was partially offset by an increase of approximately $1,000,000 in shipments of the Company's on-line lottery printers and spare parts. Shipments of on-line lottery printers and spares were approximately $3,700,000, or 28% of net sales, in the current quarter, compared to approximately $2,700,000, or 19% of net sales, in comparable prior year's quarter.

Kiosk: Kiosk printer sales decreased $2,022,000, or 82%, to $451,000 from $2,473,000 in the prior year's quarter, which included shipments totaling approximately $1,900,000 of the Company's thermal kiosk printers for use in a Canadian government application.

Financial services: Sales of the Company's printers into the financial services market decreased approximately $662,000, or 44%, primarily due to decreased shipments of printers used in automated teller machines.

GROSS PROFIT. Gross profit decreased $606,000, or 14%, to $3,746,000 from $4,352,000 in the prior year's quarter due primarily to lower volume of sales. The gross margin declined to 28.2% from 31.1% largely due to lower sales volume and an unfavorable change in sales mix. The Company expects its gross margin to slightly increase from the first quarter level during the second half of 1998, primarily due to projected higher sales volume and a favorable change in product mix.

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $155,000, or 23%, to $833,000 from $678,000 in the three months ended March 29, 1997, and increased as a percentage of net sales to 6.3% from 4.8%. This increase is primarily due to increased product development and design expenses, primarily for new products in the POS and kiosk markets, including expenses related to additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly by $33,000, or 2%, to $1,874,000 from $1,841,000 in the comparable prior year's quarter. Both selling expenses and general and administrative expenses were consistent with the prior year's. Selling, general and administrative expenses increased as a percentage of net sales to 14.1% from 13.1%, primarily due to a lower volume of sales in the first quarter of 1998 compared to 1997.

OPERATING INCOME. Operating income decreased $794,000, or 43%, to $1,039,000 from $1,833,000 in the first quarter of 1997. Operating income as a percentage of net sales declined to 7.8% from 13.1%, due to increased operating expenses and lower sales volume in the first quarter of 1998 compared to 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 28, 1998 reflects an effective tax rate of 37.0% compared to 40.0% in the prior year's period. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

NET INCOME. Net income for the current quarter was $634,000, or $0.10 per share (basic and diluted) compared to $1,087,000, or $0.16 per share (basic and diluted) for the prior year's quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash used in operations was $190,000 and $894,000 for the three months ended March 28, 1998 and March 29, 1997, respectively. The Company's working capital declined to $7,856,000 at March 28, 1998 from $11,438,000 at December 31, 1997. The current ratio also declined to 1.63 at March 28, 1998 from 2.87 at December 31, 1997. The decrease in the Company's working capital and current ratio in the first quarter of 1998 was largely the result of short-term financing for stock repurchases (see below) and, to a lessor extent, for short-term working capital requirements.

During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. As of December 31, 1997, the Company acquired 200,000 shares of its common stock for $2,251,000. During the first quarter of 1998, the Company repurchased the remaining 300,000 shares authorized by the Board for approximately $3,215,000.

On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility bore interest on outstanding borrowings at Fleet's prime rate and bore a commitment fee of 0.25% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin of
1.5 percentage points over the market rate. The Credit Facility was secured by a lien on substantially all of the assets of the Company and imposed certain financial and other covenants.

On January 29, 1998, the Company replaced its existing $5,000,000 Credit Facility with a new $15,000,000 facility (the "New Credit Facility"). The New Credit Facility, also with Fleet, provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the New Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the New Credit Facility bear interest at Fleet's prime rate (8.50% at March 28, 1998) and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all of the assets of the

Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

During the three months ended March 28, 1998, the Company borrowed $5,000,000 under the New Credit Facility, primarily to fund its common stock repurchases, and to fund its short-term working capital requirements. The Company also repaid $300,000 of borrowings during the period, with $5,000,000 outstanding at March 28, 1998.

The Company's capital expenditures were approximately $1,425,000 and $731,000 for the three months ended March 28, 1998 and March 29, 1997, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1998 are expected to be approximately $3,500,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the New Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 1998.


                           PART II. OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits filed herein

                   Exhibit 10.30 Agreement by and between the Company and Seth M. Lukash, dated as of March 19, 1998

                   Exhibit 11     Computation of  Per Share Earnings

                   Exhibit 27     Financial Data Schedule


            b.     Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANSACT TECHNOLOGIES INCORPORATED
                                   (Registrant)



May 11, 1998                        /s/ Richard L. Cote
                                    -------------------
                                    Richard L. Cote
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Steven A. DeMartino
                                    -----------------------
                                    Steven A. DeMartino
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                                                   EXHIBIT 10.30


                                    AGREEMENT


      This AGREEMENT (this "Agreement"), dated as of March 19, 1998, is by and between Seth M. Lukash ("Mr. Lukash") and TransAct Technologies Incorporated, a Delaware corporation (the "Company").

      WHEREAS, Mr. Lukash owns 525,319 shares of the common stock, par value $.01 per share, of the Company (the "Common Stock"), representing approximately 8.15% of the outstanding shares of Common Stock;

      WHEREAS, Mr. Lukash and the Company have had certain publicly-disclosed disagreements regarding the conduct of the Company's business which have had an adverse impact on the Company and the price of the Common Stock, including the shares of Common Stock held by Mr. Lukash, and the parties wish to resolve those disagreements in a mutually satisfactory manner;

      WHEREAS, Mr. Lukash and the Company wish to agree upon certain matters relating to, among other things, the voting of shares of Common Stock by Mr. Lukash;

      NOW, THEREFORE, in consideration of the premises and of the mutual agreements and covenants hereinafter set forth, Mr. Lukash and the Company hereby agree as follows:

      1. Standstill. Mr. Lukash agrees that, between the date hereof and March 31, 1999, neither Mr. Lukash nor any of his "affiliates" or "associates" (as such terms are defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), nor any of his agents or representatives, will, without the prior written consent of the Company or its Board of Directors (the "Board of Directors"): (i) make, or in any way participate in, directly or indirectly, any "solicitation" of "proxies" (as such terms are used in the rules of the Securities and Exchange Commission) to vote, or seek to advise or influence any person or entity with respect to the voting of, any voting securities of the Company; (ii) make or submit a proposal or offer (with or without conditions) with respect to any extraordinary transaction involving the Company or its securities or assets: (iii) form, join or in any way participate in a "group" (as defined in Section 13(d)(3) of the Exchange
Act) in connection with any of the foregoing; (iv) otherwise act or seek to control or influence the management, Board of Directors or policies of the Company, provided that nothing contained herein shall be deemed to prohibit Mr. Lukash from engaging in reasonable communications with the Board of Directors on a reasonably periodic basis; (v) disclose any intention, plan or arrangement, or enter into any agreement, inconsistent with the foregoing; (vi) take any action to encourage or solicit a person to propose, or to make a public announcement regarding the possibility of, a business combination or merger involving the Company; or (vii) make any news release, or make or participate in making any other public announcement, publication, written statement or remarks in a public forum by himself or any other party, relating to the Company, its subsidiaries, its customers, its personnel or its stockholders. Mr. Lukash will promptly advise the Company of any inquiry or proposal made to him or any of his affiliates or representatives with respect to any of the foregoing.

      2. Voting Agreement. Mr. Lukash agrees that, between the date hereof and March 31, 1999, provided that none of non-employee members of the Board of Directors as of the date hereof shall have ceased to be directors of the Company, at any meeting of the stockholders of the Company, however called, and in any action by consent of the stockholders of the Company, Mr. Lukash will vote (or cause to be voted) any shares of Common Stock held by him (i) in favor of any nominees as directors nominated by or on behalf of the Board of Directors and (ii) in accordance with the recommendation of the Board of Directors on any action, proposal or resolution that is submitted to a vote of the stockholders of the Company with regard to the authorization of additional shares of Common Stock to be granted pursuant to the Company's 1996 Stock Plan, provided that such number of additional shares does not exceed the number recommended by the Hay Group or a comparable recognized authority on compensation matters. Mr. Lukash shall not enter into any agreement or understanding with any person or entity to vote his shares of Common Stock or give instructions in any manner inconsistent with this paragraph.

      3. Irrevocable Proxy. If, and only if, Mr. Lukash fails to comply with the provisions of the preceding paragraph (as determined by the Company), Mr. Lukash hereby agrees that such failure shall result, without any further action by him, in the irrevocable appointment of Thomas R. Schwarz, the current Chairman of the Board of Directors, as Mr. Lukash's attorney and proxy pursuant to the provisions of Section 212(c) of the General Corporation Law of the State of Delaware, with full power of substitution, to vote and otherwise act (by written consent or otherwise) with respect to such shares at any meeting of stockholders of the Company (whether annual or special and whether or not an adjourned or postponed meeting) or in any consent in lieu of any such meeting or otherwise. THIS PROXY AND POWER OF ATTORNEY ARE IRREVOCABLE AND COUPLED WITH AN INTEREST. Mr. Lukash hereby revokes all other proxies and powers of attorney with respect to shares of Common Stock owned by him that may have heretofore been appointed or granted, and no subsequent proxy or power of attorney shall be given or written consent executed (and if given or executed, shall not be effective) by Mr. Lukash with respect to any shares of Common Stock. All authority herein conferred or agreed to be conferred shall survive the death or incapacity of Mr. Lukash and any obligation of Mr. Lukash under this Agreement shall be binding upon his heirs, personal representatives, successors and assigns.

      4. Legal Remedies. (a) Mr. Lukash agrees that irreparable damage would occur in the event any of his covenants under this Agreement was not performed in accordance with the terms hereof and that it is not possible for the parties to quantify the amount of damages that the Company may incur in the event of any such breach by Mr. Lukash. Accordingly, the parties agree that in the event of any such breach by Mr. Lukash, the Company shall be entitled, in addition to any other remedies to which the Company may be entitled at law or in equity or pursuant to any other provision of this Agreement, to specific performance of the terms hereof. Mr. Lukash hereby agrees, to the extent permitted by applicable law, to waive the defense in any action for specific performance that a remedy at law would be adequate and to waive any requirement for the securing or posting of any bond in connection with such remedy.

      (b) Without limiting the generality of the foregoing, and in addition to any other remedies to which the Company may be entitled at law or in equity or pursuant to any other provision of this Agreement (but without duplication of damages), in the event any breach of this Agreement by Mr. Lukash is, in the judgment of the Board of Directors, a willful and material breach, the Board of Directors may invoke the provisions of this paragraph 4(b). The Board of Directors shall notify Mr. Lukash in writing of its determination that there has been a willful and material breach, and shall include in its written notice a statement of the facts constituting the alleged breach and the name of an arbitrator designated by it (the "Company's Arbitrator"). Within three (3) business days after his receipt of such written notice, Mr. Lukash shall designate a second arbitrator ("Mr. Lukash's Arbitrator") by written notice to the Board of Directors, but if he shall fail to do so within such period the Board of Directors may designate Mr. Lukash's Arbitrator on his behalf. The Company's Arbitrator and Mr. Lukash's Arbitrator shall attempt to agree on a third arbitrator (the "Independent Arbitrator"), but if they are unable to do so within three (3) business days after the designation of Mr. Lukash's Arbitrator, then either the Company's Arbitrator or Mr. Lukash's Arbitrator may apply to the American Arbitration Association for the selection of the Independent Arbitrator in accordance with the Commercial Arbitration Rules of such Association. The arbitration panel, consisting of the Company's Arbitrator, Mr. Lukash's Arbitrator and the Independent Arbitrator (collectively, the "Arbitral Panel"), shall conduct its proceedings in the City of New York. Within three (3) business days after the selection of the Independent Arbitrator, the Board of Directors shall deliver its written statement regarding the alleged breach to the Arbitral Panel and to Mr. Lukash. Within six (6) business days after the selection of the Independent Arbitrator, Mr. Lukash shall deliver his written response to the Arbitral Panel and the Board of Directors. Within ten (10) business days after the selection of the Independent Arbitrator, each of the Board of Directors and Mr. Lukash shall present an oral summation of its position to the Arbitral Panel in the presence of the other party. The Arbitral Panel shall issue its award (the "Award") no later than fifteen (15) business days after the selection of the Independent Arbitrator. The Award must be signed by not less than two members of the Arbitral Panel. The Award shall be in writing and in the event the Arbitral Panel determines that Mr. Lukash committed a willful and material breach of this Agreement, he shall pay the Company damages in the amount of $25,000 for any such breach, plus the Company's attorneys' fees and expenses incurred in connection with the enforcement of its rights under this Agreement and the fees and expenses of the

Independent Arbitrator, to be paid in cash not less than two (2) business days after the rendering of the Award. The Award shall be final and binding upon the parties hereto and judgment may be entered thereon in any court of competent jurisdiction. Except as otherwise provided above, the fees and expenses of the Independent Arbitrator shall be borne equally by the Company and Mr. Lukash. For purposes of this Agreement, the term "business day" means any day that is not a Saturday, a Sunday or other day on which banks are required or authorized by law to be closed in the City of New York.

      5. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware without regard to the conflicts of law principles thereof.

      6. Counterparts. This Agreement may be executed and delivered (including by facsimile transmission) in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed and delivered shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

      7. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings between the parties with respect thereto. No addition to or modification of any provision of this Agreement shall be binding upon any party hereto unless made in writing and signed by all parties hereto.

      IN WITNESS WHEREOF, Mr. Lukash and the Company have executed this Agreement as of the date first above written.



                                                /s/ Seth M. Lukash
                                          --------------------------
                                          Seth M. Lukash


                                          TRANSACT TECHNOLOGIES
                                            INCORPORATED


                                          By:  /s/ Thomas R. Schwarz
                                               ---------------------
                                          Its:  Chairman