Form 10-K/A
period 1997-12-31
TRANSACT TECHNOLOGIES INC
filed 1998-07-23
CIK 1017303

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

                                        TRANSACT TECHNOLOGIES INCORPORATED

                                        By:  /s/ Bart C. Shuldman
                                             -----------------------------------
                                             Bart C. Shuldman
                                             President, Chief Executive Officer
                                              and Director
                                             Date:   July 23, 1998

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

Signature                                                   Title                                       Date
---------                                                   -----                                       ----

   /s/ Bart C. Shuldman                     President, Chief Executive Officer and               July 23, 1998
------------------------------------        Director
Bart C. Shuldman                            (Principal Executive Officer)

   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            July 23, 1998
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)

   /s/ Steven A. DeMartino                  Corporate Controller                                 July 23, 1998
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino

   /s/ Thomas R. Schwarz                    Chairman of the Board and Director                   July 23, 1998
------------------------------------
Thomas R. Schwarz

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