Form 10-Q
period 1998-06-30
TRANSACT TECHNOLOGIES INC
filed 1998-08-11
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:         June 27, 1998

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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING JULY 31, 1998
-----                                                -------------------------
COMMON STOCK,
$.01 PAR VALUE                                                       6,166,300

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                    Financial Information:                                                       Page No.
-------                    ----------------------                                                       --------
     Item 1.               Financial Statements

                           Consolidated condensed balance sheets as of June 27, 1998 and December
                           31, 1997                                                                           3

                           Consolidated condensed statements of income for the three and six months
                           ended June 27, 1998 and June 28, 1997                                              4

                           Consolidated condensed statements of cash flows for the six months ended
                           June 27, 1998 and June 28, 1997                                                    5

                           Notes to consolidated condensed financial statements                               6

     Item 2.               Management's Discussion and Analysis of the Results of Operations and
                           Financial Condition                                                                7

     Item 3                Quantitative and Qualitative Disclosures about Market Risk                        11

PART II.                   Other Information:


     Item 4                Submission of Matters to a Vote of Security Holders                               11

     Item 6.               Exhibits and Reports on Form 8-K                                                  11

     Signatures                                                                                              12

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          JUNE 27,            December 31,
(In thousands)                                                              1998                  1997
                                                                           ----                  ----
ASSETS:                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                              $    321              $    391
   Receivables                                                               7,365                 7,235
   Inventories                                                              10,411                 8,570
   Other current assets                                                      1,459                 1,365
                                                                          --------              --------
     Total current assets                                                   19,556                17,561
                                                                          --------              --------

Plant and equipment, net                                                     5,923                 4,989
Excess of cost over fair value of net assets acquired                        1,987                 2,073
Other assets                                                                    98                    76
                                                                          --------              --------
                                                                             8,008                 7,138
                                                                          --------              --------
                                                                          $ 27,564              $ 24,699
                                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                                     $  5,800              $    300
   Accounts  payable                                                         4,427                 3,043
   Accrued liabilities                                                       2,649                 2,780
                                                                          --------              --------
     Total current liabilities                                              12,876                 6,123
                                                                          --------              --------

Other liabilities                                                              581                   673
                                                                          --------              --------

Shareholders' equity:
   Common stock                                                                 68                    68
   Additional paid-in capital                                               15,169                14,975
   Retained earnings                                                         6,927                 6,062
   Unamortized restricted stock compensation                                (1,029)                 (942)
   Cumulative translation adjustment                                            (6)                   (9)
                                                                          --------              --------
                                                                            21,129                20,154
   Less:  Treasury stock, at cost, 666,200 and 200,000 shares               (7,022)               (2,251)
                                                                          --------              --------
     Total shareholders' equity                                             14,107                17,903
                                                                          --------              --------
                                                                          $ 27,564              $ 24,699
                                                                          ========              ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 27,         June 28,        JUNE 27,         June 28,
(In thousands, except per share data)                1998              1997            1998              1997
                                                     ----              ----            ----              ----
Net sales                                          $ 12,500         $ 15,569         $ 25,780         $ 29,583
Cost of sales                                         9,065           10,606           18,599           20,268
                                                   --------         --------         --------         --------

Gross profit                                          3,435            4,963            7,181            9,315
                                                   --------         --------         --------         --------

Operating expenses:
   Engineering, design and product
     development costs                                  983              779            1,816            1,457
   Selling, general and administrative
     expenses                                         2,004            1,990            3,878            3,831
                                                   --------         --------         --------         --------
                                                      2,987            2,769            5,694            5,288
                                                   --------         --------         --------         --------

Operating income                                        448            2,194            1,487            4,027
                                                   --------         --------         --------         --------
Other income (expense):
   Interest expense, net                                (87)              (8)            (128)             (16)
   Other, net                                             6                6               15               (7)
                                                   --------         --------         --------         --------
                                                        (81)              (2)            (113)             (23)
                                                   --------         --------         --------         --------

Income before income taxes                              367            2,192            1,374            4,004
Income taxes                                            136              832              509            1,557
                                                   --------         --------         --------         --------

Net income                                         $    231         $  1,360         $    865         $  2,447
                                                   ========         ========         ========         ========

Net income per common share:
   Basic                                           $   0.04         $   0.20         $   0.14         $   0.36
                                                   ========         ========         ========         ========
   Diluted                                         $   0.04         $   0.20         $   0.14         $   0.36
                                                   ========         ========         ========         ========

Weighted average common shares outstanding:
   Basic                                              6,239            6,771            6,347            6,747
                                                   ========         ========         ========         ========
   Diluted                                            6,264            6,895            6,394            6,886
                                                   ========         ========         ========         ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                 JUNE 27,       June 28,
(In thousands)                                                    1998            1997
                                                                  ----            ----
Cash flows from operating activities:
   Net income                                                   $   865         $ 2,447
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              1,047             807
       Loss on disposal of equipment                                  9              --
       Changes in operating assets and liabilities:
         Receivables                                               (130)         (2,533)
         Inventory                                               (1,841)         (2,356)
         Other current assets                                       (94)           (216)
         Other assets                                               (63)            (27)
         Accounts payable                                         1,384           2,731
         Accrued liabilities and other liabilities                 (223)            861
                                                                -------         -------
           Net cash provided by operating activities                954           1,714
                                                                -------         -------

Cash flows from investing activities:
   Purchases of plant and equipment                              (1,760)         (1,358)
   Proceeds from sale of equipment                                    2               1
                                                                -------         -------
     Net cash used in investing activities                       (1,758)         (1,357)
                                                                -------         -------

Cash flows from financing activities:
   Bank line of credit borrowings                                 8,200           1,200
   Bank line of credit repayments                                (2,700)         (1,200)
   Purchases of treasury stock                                   (4,771)             --
   Proceeds from option exercises                                     2              --
   Tax benefit related to employee stock sales                       --             376
   Payment of intercompany debt                                      --          (1,000)
                                                                -------         -------
     Net cash provided by (used in) financing activities            731            (624)
                                                                -------         -------

Effect of exchange rate changes on cash                               3               5
                                                                -------         -------

Decrease in cash and cash equivalents                               (70)           (262)
Cash and cash equivalents at beginning of period                    391           1,041
                                                                -------         -------
Cash and cash equivalents at end of period                      $   321         $   779
                                                                =======         =======

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 27, 1998, and the results of its operations and cash flows for the three and six months ended June 27, 1998 and June 28, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

       The results of operations for the three and six months ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.     Earnings per share

       Basic earnings per common share for the three and six months ended June 27, 1998 and June 28, 1997 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.     Inventories:

       The components of inventory are:

                                                                  June 27,        December 31,
             (In thousands)                                         1998             1997
             --------------                                         ----             ----
             Raw materials and component parts                    $  8,922          $ 7,482
             Work-in-process                                           939              588
             Finished goods                                            550              500
                                                                  --------          -------
                                                                  $ 10,411          $ 8,570
                                                                  ========          =======

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

5.     Significant transactions

       During the six months ended June 27, 1998, the Company purchased 466,200 of its common stock on the open market for approximately $4,771,000, of which 166,200 shares were purchased on the open market for approximately $1,556,000 during the three months ended June 27, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, but not limited to, customer acceptance and market share gain in the European and Latin American markets in the face of substantial competition from competitors that have broader lines of products; successful product development; dependence on significant customers; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
                                               June 27, 1998                  June 28, 1997
                                               -------------                  -------------


               Point of sale              $      7,349     58.8  %       $    5,648       36.3  %
               Gaming and lottery                4,598     36.8               6,886       44.2
               Kiosk                               271      2.2               1,940       12.5
               Financial services                  282      2.2               1,095        7.0
                                          ------------------------       ------------------------

                                               $12,500    100.0  %          $15,569      100.0  %
                                          ========================       ========================



Net sales for the second quarter of 1998 decreased $3,069,000, or 20%, to $12,500,000 from $15,569,000 in the prior year's second quarter, due to decreased shipments into the gaming and lottery, kiosk and financial services markets, somewhat offset by a significant increase in the POS market.

Point of sale: Sales of the Company's POS printers increased approximately $1,701,000, or 30%, due largely to increased international printer shipments, including substantially more shipments of printers for use in the British post office project. Shipments of printers to the British post office project increased to approximately $1,600,000 in the second quarter of 1998 from approximately $600,000 in the same quarter a year ago. The Company expects to ship approximately $1,400,000 of these printers during the third quarter of 1998. However, beyond the third quarter of 1998, the Company does not anticipate making any further printer shipments related to this project until 1999. Domestic POS printer sales were consistent with the prior year's quarter.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $2,288,000, or 33%, from the second quarter a year ago. The overall decrease primarily reflects a decrease of approximately $1,400,000 in shipments of the Company's on-line lottery printers and spare parts due to lower order levels from one customer in the second quarter of 1998 compared to the second quarter of 1997. Shipments of on-line lottery printers and spares to this customer were approximately $3,800,000, or 30% of net sales, in the current quarter, compared to approximately $5,200,000, or 33% of net sales, in the comparable prior year's quarter. The Company expects the order level from this customer for the remainder of 1998 to continue to be lower than that of 1997. Additionally, shipments of printers for use in video lottery terminals decreased approximately $900,000, including reduced printer shipments due to the uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state, which is currently being litigated.

Kiosk: Kiosk printer sales decreased $1,669,000, or 86%, to $271,000 from $1,940,000 in the prior year's quarter, which included shipments totaling approximately $1,200,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers occurred in the second quarter of 1998. The remaining decrease primarily reflects shipments of other kiosk printers to various customers in the second quarter of 1997 that did not repeat in the second quarter of 1998.

Financial services: Sales of the Company's printers into the financial services market decreased approximately $813,000, or 74%, primarily due to decreased shipments of printers to one customer used in automated teller machines. Due to an anticipated continued slowdown in the order level from this customer during 1998, the Company expects sales of its financial services printers for the remainder of 1998 to be lower than the comparable period of 1997.

GROSS PROFIT. Gross profit decreased $1,528,000, or 31%, to $3,435,000 from $4,963,000 in the prior year's quarter due primarily to lower volume of sales. The gross margin declined to 27.5% from 31.9% largely due to lower sales volume and an unfavorable change in sales mix, as sales to certain customers at volume discount prices represented a larger proportion of sales in the second quarter of 1998 compared to the second quarter of 1997. As a result of this change in sales mix, the Company now expects its gross margin in the second half of 1998 to be relatively consistent with that of the first half of the year.

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $204,000, or 26%, to $983,000 from $779,000 in the three months ended June 28, 1997, and increased as a percentage of net sales to 7.9% from 5.0%. This increase is primarily due to increased product development and design expenses, primarily for new products in the POS market, including expenses related to additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly by $14,000, or 1%, to $2,004,000 from $1,990,000 in the comparable prior year's quarter. Both selling expenses and general and administrative expenses were consistent with the prior year's quarter. Selling, general and administrative expenses increased as a percentage of net sales to 16.0% from 12.8%, primarily due to a lower volume of sales in the second quarter of 1998 compared to 1997.

OPERATING INCOME. Operating income decreased $1,746,000, or 80%, to $448,000 from $2,194,000 in the second quarter of 1997. Operating income as a percentage of net sales declined to 3.6% from 14.1%, primarily due to lower gross margin on lower sales volume and also due to increased operating expenses in the second quarter of 1998 compared to 1997.

INTEREST. Net interest expense increased to $87,000 from $8,000 in the second quarter of 1997 due to increased borrowings on the Company's line of credit during the second quarter of 1998 to fund stock repurchases and working capital requirements. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the quarter ended June 27, 1998 reflects an effective tax rate of 37.1% compared to 38.0% in the prior year's period. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

NET INCOME. Net income for the current quarter was $231,000, or $0.04 per share (basic and diluted) compared to $1,360,000, or $0.20 per share (basic and diluted) for the prior year's quarter.

SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior six-month period were as follows:

                                              Six months ended               Six months ended
                                               June 27, 1998                  June 28, 1997
                                          -------------------------      -------------------------

               Point of sale                    15,162     58.8  %          $10,697       36.2  %
               Gaming and lottery                8,786     34.1              11,888       40.2
               Kiosk                               722      2.8               4,413       14.9
               Financial services                1,110      4.3               2,585        8.7
                                          ------------------------       ------------------------

                                                25,780    100.0  %          $29,583      100.0  %
                                          ========================       ========================



Net sales for the first half of 1998 decreased $3,803,000, or 13%, to $25,780,000 from $29,583,000 in the prior year's period, due to decreased shipments into the gaming and lottery, kiosk and financial services markets, offset by a significant increase in the POS market.

Point of sale: Sales of the Company's POS printers increased approximately $4,465,000, or 42%, due largely to increased international printer shipments (an increase of approximately $3,300,000), including substantially more shipments of printers for use in the British post office project. Shipments of printers to the British post office project were approximately $3,200,000 in the first half of 1998 compared to approximately $800,000 in the same period a year ago. The Company expects to ship approximately $1,400,000 of these printers during the third quarter of 1998. However, beyond the third quarter of 1998, the Company does not anticipate making any further printer shipments related to this project until 1999. In addition to increased international shipments, domestic POS printer shipments increased approximately $1,200,000.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $3,102,000, or 26%, from the first half a year ago. The overall decrease primarily reflects a decrease of approximately $2,800,000 in shipments of printers for use in video lottery terminals due largely to the uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state, which is currently being litigated. Additionally, shipments of the Company's on-line lottery printers and spare parts declined $400,000 due to lower order levels from one customer in the first half of 1998 compared to the same period of 1997. Shipments of on-line lottery printers and spares to this customer were approximately $7,500,000, or 29% of net sales, in the current period, compared to approximately $7,900,000, or 27% of net sales, in the comparable prior year's period. The Company expects the order level from this customer for the remainder of 1998 to continue to be lower than that of 1997.

Kiosk: Kiosk printer sales decreased $3,691,000, or 84%, to $722,000 from $4,413,000 in the prior year's period, which included shipments totaling approximately $3,100,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers occurred in the first six months of 1998. The remaining decrease in kiosk printer sales primarily reflects shipments of other kiosk printers to various customers in the first half of 1997 that did not repeat in the first half of 1998.

Financial services: Sales of the Company's printers into the financial services market decreased approximately $1,475,000, or 57%, primarily due to decreased shipments of printers to one customer used in automated teller machines. Due to an anticipated continued slowdown in the order level from this customer during 1998, the Company expects sales of its financial services printers for the remainder of 1998 to be lower than the comparable period of 1997.

GROSS PROFIT. Gross profit decreased $2,134,000, or 23%, to $7,181,000 from $9,315,000 in first half of 1997 due primarily to lower volume of sales. The gross margin declined to 27.9% from 31.5% largely due to lower sales volume and an unfavorable change in sales mix, as sales to certain customers at volume discount prices represented a larger proportion of sales in the first half of 1998 compared to the first half of 1997. As a result of this change in sales mix, the Company now expects its gross margin in the second half of 1998 to be relatively consistent with that of the first half of the year.

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $359,000, or 25%, to $1,816,000 from $1,457,000 in the six months ended June 28, 1997, and increased as a percentage of net sales to 7.1% from 4.9%. This increase is primarily due to increased product development and design expenses, primarily for new products in the POS market, including expenses related to additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased slightly by $47,000, or 1%, to $3,878,000 from $3,831,000 in the comparable prior year's period. Both selling expenses and general and administrative expenses were consistent with the prior year's period. Selling, general and administrative expenses increased as a percentage of net sales to 15.0% from 13.0%, primarily due to a lower volume of sales in the first half of 1998 compared to 1997.

OPERATING INCOME. Operating income decreased $2,540,000, or 63%, to $1,487,000 from $4,027,000 in the first six months of 1997. Operating income as a percentage of net sales declined to 5.8% from 13.6%, due primarily to lower gross margin on lower sales volume and also due to increased operating expenses in the first six months of 1998 compared to 1997.

INTEREST. Net interest expense increased to $128,000 from $16,000 in the first six months of 1997 due to increased borrowings on the Company's line of credit during the first half of 1998 to fund stock repurchases and working capital requirements. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the six months ended June 27, 1998 reflects an effective tax rate of 37.0% compared to 38.9% in the prior year's period. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

NET INCOME. Net income for the current period was $865,000, or $0.14 per share (basic and diluted) compared to $2,447,000, or $0.36 per share (basic and diluted) for the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations was $954,000 and $1,714,000 for the six months ended June 27, 1998 and June 28, 1997, respectively. The Company's working capital declined to $6,680,000 at June 27, 1998 from $11,438,000 at December 31, 1997. The current ratio also declined to 1.52 at June 27, 1998 from
2.87 at December 31, 1997. The decrease in the Company's working capital and current ratio in the first half of 1998 was largely the result of short-term financing for stock repurchases (see below) and, to a lesser extent, for short-term working capital requirements.

During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. As of December 31, 1997, the Company acquired 200,000 shares of its common stock for $2,251,000. During the first quarter of 1998, the Company repurchased the remaining 300,000 shares authorized by the Board for approximately $3,215,000. In May 1998, the Board approved the repurchase of an additional 500,000 shares, of which the Company repurchased 166,200 shares for approximately $1,556,000 during the second quarter of 1998. Future repurchases of the Company's stock will depend upon the future cash flow of the Company and stock market conditions. Since the Company began the stock repurchase program in December 1997, it has repurchased 666,200 shares for $7,022,000 (an average cost of $10.54 per share).

The Company has in place a $15,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the Credit Facility bear interest at Fleet's prime rate (8.50% at June 27, 1998) and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

At December 31, 1997, the Company had outstanding borrowings of $300,000. During the six months ended June 27, 1998, the Company borrowed $8,200,000 under the Credit Facility, primarily to fund its common stock repurchases, and to fund its short-term working capital requirements. The Company repaid $2,700,000 of its borrowings during the period, with $5,800,000 outstanding at June 27, 1998.

The Company's capital expenditures were approximately $1,760,000 and $1,358,000 for the six months ended June 27, 1998 and June 28, 1997, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1998 are expected to be approximately $3,000,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and stock repurchases (if any), and meet its liquidity requirements through December 31, 1998.


ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

                  Not applicable.


                           PART II. OTHER INFORMATION


ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on May 7, 1998. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

                  (1) To consider and act upon a proposal to elect two Directors to serve until the Annual Meeting of Shareholders in the year 2001 or until their successors have been duly elected and qualified. Nominees were Graham Y. Tanaka and Richard
                      L. Cote. Votes cast were as follows:

                                                                  For        Abstained
                                                                  ---        ---------
                              Graham Y. Tanaka                  5,973,141     205,607
                              Richard L. Cote                   5,973,187     205,561


                  (2) To ratify the selection of Price Waterhouse LLP as
                      independent accountants for 1998. Votes cast were as follows: 5,984,099 for; 129,660 against; 64,989 abstained.

                  (3) To approve an amendment to the 1996 Stock Plan to increase the number of shares of Common Stock subject thereto. Votes cast were as follows: 5,389,878 for; 611,152 against; 150,420 abstained.

ITEM 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits filed herein

                            Exhibit 10.31         Amended and Restated
                                                  Manufacturing Support Services
                                                  Agreement between Tridex
                                                  Corporation and Magnetec
                                                  Corporation dated as of
                                                  June 1, 1998

                            Exhibit 11            Computation of Earnings Per
                                                  Share

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





                                         TRANSACT TECHNOLOGIES INCORPORATED
                                         ----------------------------------

                                         (Registrant)



August 11, 1998                          /s/ Richard L. Cote
                                         --------------------
                                         Richard L. Cote
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)



                                         /s/ Steven A. DeMartino
                                         -----------------------
                                         Steven A. DeMartino
                                         Corporate Controller
                                         (Principal Accounting Officer)