Form 10-Q
period 1998-09-26
TRANSACT TECHNOLOGIES INC
filed 1998-11-10
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         September 26, 1998

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

                          YES /x/   NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING OCTOBER 30, 1998
-----                                        ----------------------------
COMMON STOCK,
$.01 PAR VALUE                                                   5,826,500

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.            Financial Information:                                                       Page No.
-------            ----------------------                                                       --------
     Item 1        Financial Statements

                   Consolidated condensed balance sheets as of September 26, 1998 and
                   December 31, 1997                                                                  3

                   Consolidated condensed statements of income for the three and nine
                   months ended September 26, 1998 and September 27, 1997                             4

                   Consolidated condensed statements of cash flows for the nine months
                   ended September 26, 1998 and September 27, 1997                                    5

                   Notes to consolidated condensed financial statements                               6

     Item 2        Management's Discussion and Analysis of the Results of Operations and
                   Financial Condition                                                                7

     Item 3        Quantitative and Qualitative Disclosures about Market Risk                        12

PART II.           Other Information:

     Item 6        Exhibits and Reports on Form 8-K                                                  12

     Signatures                                                                                      12

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             SEPTEMBER 26,    December 31,
(In thousands)                                                   1998            1997
                                                                 ----            ----
ASSETS:                                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                   $    289         $    391
   Receivables                                                    8,366            7,235
   Inventories                                                   10,012            8,570
   Other current assets                                           1,411            1,365
                                                               --------         --------
     Total current assets                                        20,078           17,561
                                                               --------         --------

Plant and equipment, net                                          5,647            4,989
Excess of cost over fair value of net assets acquired             1,944            2,073
Other assets                                                        113               76
                                                               --------         --------
                                                                  7,704            7,138
                                                               --------         --------
                                                               $ 27,782         $ 24,699
                                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                          $  6,500         $    300
   Accounts  payable                                              3,372            3,043
   Accrued liabilities                                            2,695            2,780
                                                               --------         --------
     Total current liabilities                                   12,567            6,123
                                                               --------         --------

Other liabilities                                                   530              673
                                                               --------         --------

Shareholders' equity:
   Common stock                                                      62               68
   Additional paid-in capital                                     8,123           14,975
   Retained earnings                                              7,460            6,062
   Unamortized restricted stock compensation                       (966)            (942)
   Cumulative translation adjustment                                  6               (9)
                                                               --------         --------
                                                                 14,685           20,154
   Less:  Treasury stock, at cost, 0 and 200,000 shares              --           (2,251)
                                                               --------         --------
     Total shareholders' equity                                  14,685           17,903
                                                               --------         --------
                                                               $ 27,782         $ 24,699
                                                               ========         ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 26,    September 27,    SEPTEMBER 26,   September 27,
(In thousands, except per share data)                1998             1997             1998             1997
                                                     ----             ----             ----             ----
Net sales                                          $ 13,600         $ 16,040         $ 39,380         $ 45,623
Cost of sales                                         9,822           10,975           28,421           31,243
                                                   --------         --------         --------         --------

Gross profit                                          3,778            5,065           10,959           14,380
                                                   --------         --------         --------         --------

Operating expenses:
   Engineering, design and product
    development costs                                 1,006              617            2,822            2,074
   Selling, general and administrative
     expenses                                         1,818            1,884            5,696            5,715
                                                   --------         --------         --------         --------
                                                      2,824            2,501            8,518            7,789
                                                   --------         --------         --------         --------

Operating income                                        954            2,564            2,441            6,591
                                                   --------         --------         --------         --------
Other income (expense):
   Interest expense, net                               (110)               5             (238)             (11)
   Other, net                                             2              (17)              17              (24)
                                                   --------         --------         --------         --------
                                                       (108)             (12)            (221)             (35)
                                                   --------         --------         --------         --------

Income before income taxes                              846            2,552            2,220            6,556
Income taxes                                            313              970              822            2,527
                                                   --------         --------         --------         --------

Net income                                         $    533         $  1,582         $  1,398         $  4,029
                                                   ========         ========         ========         ========

Net income per common share:
   Basic                                           $   0.09         $   0.23         $   0.22         $   0.60
                                                   ========         ========         ========         ========
   Diluted                                         $   0.09         $   0.23         $   0.22         $   0.58
                                                   ========         ========         ========         ========

Weighted average common shares outstanding:
   Basic                                              6,164            6,788            6,285            6,761
                                                   ========         ========         ========         ========
   Diluted                                            6,166            7,014            6,296            6,925
                                                   ========         ========         ========         ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              SEPTEMBER 26,     September 27,
(In thousands)                                                    1998               1997
                                                                  ----               ----
Cash flows from operating activities:
   Net income                                                   $  1,398            $ 4,029
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               1,609              1,250
       Loss on disposal of equipment                                   9                  8
       Changes in operating assets and liabilities:

         Receivables                                              (1,131)            (2,696)
         Inventory                                                (1,442)            (1,392)
         Other current assets                                        (46)              (286)
         Other assets                                               (101)               (37)
         Accounts payable                                            329              1,161
         Accrued liabilities and other liabilities                  (228)               678
                                                                --------            -------
           Net cash provided by operating activities                 397              2,715
                                                                --------            -------

Cash flows from investing activities:
   Purchases of plant and equipment                               (1,917)            (1,688)
   Proceeds from sale of equipment                                     2                 42
                                                                --------            -------
     Net cash used in investing activities                        (1,915)            (1,646)
                                                                --------            -------

Cash flows from financing activities:
   Bank line of credit borrowings                                 11,400              1,200
   Bank line of credit repayments                                 (5,200)            (1,200)
   Purchases of treasury stock                                    (4,801)                --
   Proceeds from option exercises                                      2                 44
   Tax benefit related to employee stock sales                        --                376
   Payment of intercompany debt                                       --             (1,000)
                                                                --------            -------
     Net cash provided by (used in) financing activities           1,401               (580)
                                                                --------            -------

Effect of exchange rate changes on cash                               15                  5
                                                                --------            -------

Increase (decrease) in cash and cash equivalents                    (102)               494
Cash and cash equivalents at beginning of period                     391              1,041
                                                                --------            -------
Cash and cash equivalents at end of period                      $    289            $ 1,535
                                                                ========            =======

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 26, 1998, and the results of its operations and cash flows for the three and nine months ended September 26, 1998 and September 27, 1997. The December 31, 1997 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.

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

           The results of operations for the three and nine months ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

2.      Earnings per share

           Basic earnings per common share for the three and nine months ended September 26, 1998 and September 27, 1997 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.     Inventories:

           The components of inventory are:

                                                    September 26,   December 31,
             (In thousands)                              1998          1997
                                                         ----          ----
              Raw materials and component parts        $ 8,869        $7,482
              Work-in-process                              795           588
              Finished goods                               348           500
                                                       -------        ------
                                                       $10,012        $8,570
                                                       =======        ======

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

5.     Significant transactions

           During the nine months ended September 26, 1998, the Company purchased 471,200 shares of its common stock on the open market for approximately $4,801,000, of which 5,000 shares were purchased on the open market for approximately $30,000 during the three months ended September 26, 1998. During the quarter ended September 26, 1998, the Company retired 671,200 shares of its stock held in treasury, reducing common stock and additional paid in capital by approximately $7,052,000.

6.     Subsequent event

           Subsequent to September 26, 1998 and through October 30, 1998, the Company purchased an additional 334,800 shares of its common stock on the open market for approximately $1,250,000. These shares were immediately retired upon purchase. In addition, on October 30, 1998, the Board authorized the repurchase of an additional 250,000 shares of common stock in open market transactions. This latest authorization brings the total authorized to 1.5 million shares since the program began in December 1997. Through October 30, 1998, the Company purchased 1,006,000 shares for approximately $8,302,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may be deemed to contain forward looking statements with respect to events the occurrence of which involves risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad.

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

The Company has begun a program to resolve the Year 2000 issue. This program consists of four phases; assessment, remediation, testing and contingency planning. The Company is currently in the assessment phase. During this phase the Company has begun to assess its products, key financial and operating systems and other systems for Year 2000 compliance. The assessment includes identifying all critical information management systems and other critical systems on which the Company relies, testing Year 2000 compliance of such systems, and recommending steps for replacing/making corrective fixes to non-compliant systems. Additionally, as part of the assessment phase, the Company has begun to obtain compliance verification from third party vendors supplying critical parts or services to the Company in order to determine their plans to address their own Year 2000 issues. The Company has not completed its detailed assessment (identification of whether failure may occur, solutions and plans to repair or replace), but anticipates completion by December 1998. The Company plans completion of all phases, including contingency planning, of the Year 2000 program by June 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The Company's total cost associated with the Year 2000 program has not been, and based on the assessment to date is not expected to be, material to the Company's business, financial position, results of operations or cash flows.

The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. And, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the results of operations, financial position or cash flows of the Company. Furthermore, there can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems which could have an impact on the Company's operations and the ability of suppliers to bring their systems into Year 2000 compliance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's quarter were as follows:

                                                 Three months ended            Three months ended
               (In thousands, except %)          September 26, 1998            September 27, 1997
                                                 ------------------            ------------------
               Point of sale                  $ 7,025            51.7%      $ 6,119            38.2%
               Gaming and lottery               5,210            38.3         7,383            46.0
               Kiosk                              576             4.2         1,142             7.1
               Financial services                 789             5.8         1,396             8.7
                                              -------         -------       -------         -------
                                              $13,600           100.0%      $16,040           100.0%
                                              =======         =======       =======         =======


Net sales for the third quarter of 1998 decreased $2,440,000, or 15%, to $13,600,000 from $16,040,000 in the prior year's third quarter, due to decreased shipments into the gaming and lottery, kiosk and financial services markets, somewhat offset by an increase in the point of sales ("POS") market.

Point of sale: Sales of the Company's POS printers increased approximately $906,000, or 15%, due largely to increased international printer shipments (an increase of approximately $860,000), including increased printer shipments into Europe and Latin America, and more shipments of printers for use in the British post office project. Shipments of printers to the British post office project increased to approximately $1,400,000 in the third quarter of 1998 from approximately $1,200,000 in the same quarter a year ago. However, the Company does not anticipate making any further printer shipments related to this project for the remainder of 1998. Domestic POS printer sales increased slightly from the prior year's quarter.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $2,173,000, or 29%, from the third quarter a year ago. The overall decrease primarily reflects a decrease of approximately $1,700,000 in shipments of the Company's on-line lottery printers and spare parts due to lower order levels from one customer in the third quarter of 1998 compared to the third quarter of 1997. Shipments of on-line lottery printers and spares to this customer were approximately $4,100,000, or 30% of net sales, in the current quarter, compared to approximately $5,800,000, or 36% of net sales, in the comparable prior year's quarter. The Company expects the shipment level of on-line lottery printers to this customer for the remainder of 1998 to continue to be lower than that of 1997. The decrease in sales of printers for on-line lottery terminals was partially offset by an increase of approximately $500,000 of printer shipments to the same customer for new in-lane lottery terminals. No shipments of in-lane lottery printers are expected in the remainder of 1998. Additionally, shipments of printers for use in video lottery terminals decreased approximately $900,000, including fewer printer shipments due to the uncertainty and litigation in South Carolina's video poker industry.

Kiosk: Kiosk printer sales decreased $566,000, or 50%, to $576,000 from $1,142,000 in the prior year's quarter, which included shipments totaling approximately $500,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers occurred in the third quarter of 1998, nor is it likely that any will occur in the remainder of 1998. The remaining decrease primarily reflects shipments of other kiosk printers to various customers in the third quarter of 1997 that did not repeat in the third quarter of 1998.

Financial services: Sales of the Company's printers into the financial services market decreased approximately $607,000, or 43%, primarily due to decreased shipments to one customer of printers used in automated teller machines. Due to an anticipated continued slowdown in the order level from this customer during 1998, the Company expects sales of its financial services printers for the remainder of 1998 to be lower than the comparable period of 1997.

GROSS PROFIT. Gross profit decreased $1,287,000, or 25%, to $3,778,000 from $5,065,000 in the prior year's quarter due primarily to lower volume of sales. The gross margin declined to 27.8% from 31.6% largely due to lower sales volume and an unfavorable change in sales mix, as sales to certain customers at volume discount prices represented a larger proportion of sales in the third quarter of 1998 compared to the third quarter of 1997. As a result of this change in sales mix, the Company now expects its gross margin in the remainder of 1998 to be relatively consistent with that of the most recent quarter.

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $389,000, or 63%, to $1,006,000 from $617,000 in the three months ended September 27, 1997, and increased as a percentage of net sales to 7.4% from 3.9%. This increase is primarily due to increased product development and design expenses, primarily for new products in the POS and gaming and lottery markets, including expenses related to additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $66,000, or 4%, to $1,818,000 from $1,884,000 in the comparable prior year's quarter. General and administrative expenses decreased in large part due to the absence of incentive compensation in the current quarter compared to the third quarter of 1997. Selling expenses were comparable with the prior year's quarter. Selling, general and administrative expenses increased as a percentage of net sales to 13.4% from 11.7%, due to lower volume of sales in the third quarter of 1998 compared to 1997.

OPERATING INCOME. Operating income decreased $1,610,000, or 63%, to $954,000 from $2,564,000 in the third quarter of 1997. Operating income as a percentage of net sales declined to 7.0% from 16.0%, primarily due to lower gross margin on lower sales volume and also due to increased engineering, design and product development expense in the third quarter of 1998 compared to 1997.

INTEREST. During the quarter ended September 26, 1998, the Company incurred net interest expense of $110,000, compared to net interest income of $5,000 in the third quarter of 1997, due to increased borrowings on the Company's line of credit during the third quarter of 1998 primarily to fund stock repurchases and also for working capital requirements. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the current quarter reflects an effective tax rate of 37.0% compared to 38.0% in the prior year's period. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

NET INCOME. Net income for the current quarter was $533,000, or $0.09 per share (basic and diluted) compared to $1,582,000, or $0.23 per share (basic and diluted) for the prior year's quarter.

NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1997

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior nine-month period were as follows:

                                                  Nine months ended                     Nine months ended
               (In thousands, except %)           September 26, 1998                    September 27, 1997
                                                  ------------------                    ------------------
               Point of sale                 $22,187                56.3%          $16,816                36.9%
               Gaming and lottery             13,996                35.6            19,271                42.2
               Kiosk                           1,298                 3.3             5,555                12.2
               Financial services              1,899                 4.8             3,981                 8.7
                                             -------             -------           -------             -------
                                             $39,380               100.0%          $45,623               100.0%
                                             =======             =======           =======             =======


Net sales for the first nine months of 1998 decreased $6,243,000, or 14%, to $39,380,000 from $45,623,000 in the prior year's period, due to decreased shipments into the gaming and lottery, kiosk and financial services markets, offset by a significant increase in the POS market.

Point of sale: Sales of the Company's POS printers increased approximately $5,371,000, or 32%, due largely to increased international printer shipments (an increase of approximately $4,100,000), including increased printer shipments into Europe and Latin America, and substantially more shipments of printers for use in the British post office project. Shipments of printers to the British post office project were approximately $4,600,000 in the first three quarter of 1998 compared to approximately $2,300,000 in the same period a year ago. However, the Company does not anticipate making any further printer shipments related to this project for the remainder of 1998. In addition to increased international shipments, domestic POS printer shipments increased approximately $1,300,000.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $5,275,000, or 27%, from the first nine months a year ago. The overall decrease primarily reflects a decrease of approximately $3,500,000 in shipments of printers for use in video lottery terminals due largely to the uncertainty and litigation in South Carolina's video poker industry. Additionally, shipments of the Company's on-line lottery printers and spare parts declined $2,100,000 due to lower shipment levels to one customer in the first nine months of 1998 compared to the same period of 1997. Shipments of on-line lottery printers and spares to this customer were approximately $11,600,000, or 29% of net sales, in the current period, compared to approximately $13,700,000, or 30% of net sales, in the comparable prior year's period. The Company expects the shipment level of on-line lottery printers to this customer for the remainder of 1998 to continue to be lower than that of 1997. The decrease in sales of printers for on-line lottery terminals was partially offset by an increase of approximately $500,000 of printer shipments to the same customer for new in-lane lottery terminals. No shipments of in-lane lottery printers are expected in the remainder of 1998.

Kiosk: Kiosk printer sales decreased $4,257,000, or 77%, to $1,298,000 from $5,555,000 in the prior year's period, which included shipments totaling approximately $3,600,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers occurred in the first nine months of 1998, nor is it likely that any will occur in the remainder of 1998. The remaining decrease primarily reflects shipments of other kiosk printers to various customers in the first nine months of 1997 that did not repeat in the first nine months of 1998.

Financial services: Sales of the Company's printers into the financial services market decreased approximately $2,082,000, or 52%, primarily due to decreased shipments to one customer of printers used in automated teller machines. Due to an anticipated continued slowdown in the order level from this customer during 1998, the Company expects sales of its financial services printers for the remainder of 1998 to be lower than the comparable period of 1997.

GROSS PROFIT. Gross profit decreased $3,421,000, or 24%, to $10,959,000 from $14,380,000 in the first nine months of 1997 due primarily to lower volume of sales. The gross margin declined to 27.8% from 31.5% largely due to lower sales volume and an unfavorable change in sales mix, as sales to certain customers at volume discount prices represented a larger proportion of sales in the first nine months of 1998 compared to the first nine months of 1997. As a result of this change in sales mix, the Company now expects its gross margin for the remainder of 1998 to be relatively consistent with that of the first nine months of the year.

ENGINEERING, DESIGN AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $748,000, or 36%, to $2,822,000 from $2,074,000 in the nine months ended September 27, 1997, and increased as a percentage of net sales to 7.2% from 4.5%. This increase is primarily due to increased product development and design expenses, primarily for new products in the POS and gaming and lottery markets, including expenses related to additional engineering staff.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased slightly by $19,000, to $5,696,000 from $5,715,000 in the comparable prior year's period. Both selling expenses and general and administrative expenses were consistent with the prior year's period. Selling, general and administrative expenses increased as a percentage of net sales to 14.4% from 12.5%, due to lower volume of sales in the first nine months of 1998 compared to the first nine months of 1997.

OPERATING INCOME. Operating income decreased $4,150,000, or 63%, to $2,441,000 from $6,591,000 in the first nine months of 1997. Operating income as a percentage of net sales declined to 6.2% from 14.5%, due primarily to lower gross margin on lower sales volume and also due to increased engineering, design and product development expense in the first nine months of 1998 compared to 1997.

INTEREST. Net interest expense increased to $238,000 from $11,000 in the first nine months of 1997 substantially due to increased borrowings on the Company's line of credit during the first nine months of 1998 primarily to fund stock repurchases and also for working capital requirements. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the nine months ended September 26, 1998 reflects an effective tax rate of 37.0% compared to 38.5% in the prior year's period. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

NET INCOME. Net income for the current period was $1,398,000, or $0.22 per share (basic and diluted) compared to $4,029,000, or $0.58 per share-diluted ($0.60 per share-basic) for the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations was $397,000 and $2,715,000 for the nine months ended September 26, 1998 and September 27, 1997, respectively. The Company's working capital declined to $7,511,000 at September 26, 1998 from $11,438,000 at December 31, 1997. The current ratio also declined to 1.60 at September 26, 1998 from 2.87 at December 31, 1997. The decrease in the Company's working capital and current ratio at September 26, 1998 was the result of short-term financing for stock repurchases (see below).

During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. As of December 31, 1997, the Company acquired 200,000 shares of its common stock for $2,251,000. During the first quarter of 1998, the Company repurchased the remaining 300,000 shares authorized by the Board for approximately $3,215,000. In May 1998 and August 1998, the Board approved the repurchase of an additional 500,000 and 250,000 shares, respectively, of which the Company repurchased 166,200 shares for approximately $1,556,000 during the second quarter of 1998, and 5,000 shares for approximately $30,000 during the third quarter of 1998. Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions. Since the Company began the stock repurchase program in December 1997 through September 26, 1998, it has repurchased 671,200 shares for $7,052,000 (an average cost of $10.51 per share). See Note 6 concerning authorizations and repurchases since September 26, 1998.

The Company has in place a $15,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the Credit Facility bear interest at Fleet's prime rate (8.50% at September 26, 1998) and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility. The Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

At December 31, 1997, the Company had outstanding borrowings of $300,000. During the nine months ended September, 1998, the Company borrowed $11,400,000 under the Credit Facility, primarily to fund its common stock repurchases, and to fund its short-term working capital requirements. The Company repaid $5,200,000 of its borrowings during the period, with $6,500,000 outstanding at September 26, 1998.

The Company's capital expenditures were approximately $1,917,000 and $1,688,000 for the nine months ended September 26, 1998 and September 27, 1997, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1998 are expected to be approximately $2,300,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and additional borrowings available under the Credit Facility, if necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and stock repurchases (if any), and meet its liquidity requirements through December 31, 1998.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk - Not applicable.


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

                                  TRANSACT TECHNOLOGIES INCORPORATED
                                  (Registrant)

November 10, 1998                 /s/ Richard L. Cote
                                  -------------------
                                  Richard L. Cote
                                  Executive Vice President, Secretary,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)

                                  /s/ Steven A. DeMartino
                                  -----------------------
                                  Steven A. DeMartino
                                  Corporate Controller
                                  (Principal Accounting Officer)