Form 10-K
period 1998-12-31
TRANSACT TECHNOLOGIES INC
filed 1999-03-29
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                    FORM 10-K

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                             06-1456680
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

7 LASER LANE, WALLINGFORD, CT                           06492
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
including area code                                  203-269-1198

Securities registered pursuant to
Section 12 (b) of the Act:

                                      NONE


Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of MARCH 19, 1999 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $15,400,000.

As of MARCH 19, 1998 the registrant had outstanding 5,558,700 shares of common stock, $0.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1999
- Part III.

                                     PART I

GENERAL

       TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers and related products under the ITHACA(R) and MAGNETEC(R) brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 53% of its net sales in the year ended December 31, 1998); gaming and lottery (approximately 39% of net sales); kiosk (approximately 3% of net sales); and financial services (approximately 5% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and selected distributors, primarily in the United States, Canada, Europe and Latin America. TransAct has two operating facilities located in Wallingford, Connecticut and Ithaca, New York, and six sales offices, five located in the United States and one in the United Kingdom.

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

       On February 12, 1997, Tridex received a favorable ruling from the IRS confirming the tax-free nature of the Distribution. On March 31, 1997 Tridex distributed its 5,400,000 shares, or 80.3%, of TransAct's common stock, pro rata to persons who were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of TransAct for each share of Tridex. Upon completion of the Distribution, Tridex no longer owned any shares of TransAct common stock.

        (B)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       TransAct has assessed its operating and reportable segments and determined that it operates in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer peripheral products.

       (C)      NARRATIVE DESCRIPTION OF BUSINESS

       (i)      PRINCIPAL PRODUCTS AND SERVICES

       TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing dot matrix and thermal printing technology for applications requiring up to 60 character columns in each of its four vertical markets: POS, gaming and lottery, kiosk and financial services. The Company also sells an 80 column laser printer for kiosk applications. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

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

       (ii)     STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT

       None.

       (iii)    SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal materials used in manufacturing are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources. However, the Company is dependent upon Okidata, Division of Oki America, Inc. ("Okidata") for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's ITHACA brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until February 2000. Pricing for the Oki Kits is fixed through August 1999. TransAct believes its relations with Okidata are good and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. TransAct cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the terms will be as favorable as those under the current contract.

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

       (vii)    CERTAIN CUSTOMERS

     The Company has an OEM purchase agreement with GTECH Corporation ("GTECH") to provide on-line lottery printers and spare parts, at prices to be negotiated, through October 2001. The Company also sells printers to GTECH for use in in-lane lottery terminals. Sales to GTECH accounted for approximately 31.8%, 29.1% and 16.0% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

       (viii)   BACKLOG

       The Company's backlog of firm orders was approximately $16,100,000 as of March 19, 1999 and $26,700,000 as of March 13, 1998. Based on customers' current delivery requirements, TransAct expects to fill approximately $6,300,000 of its backlog during 1999, and the remainder during 2000.

       (ix)     MATERIAL PORTION OF BUSINESS SUBJECT TO RENEGOTIATION OF PROFITS

       None.

       (x)      COMPETITION

       The market for transaction-based printers is extremely competitive, and the Company expects such competition to intensify in the future. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company. TransAct believes its ability to compete successfully depends on a number of factors both within and outside its control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by the Company and its competitors, general market and economic conditions and, in some cases, the uniqueness of its products.

       Three of the Company's competitors, Epson America, Inc., Axiohm Transaction Solutions and Star Micronics America, Inc. together control approximately 70% of the United States market for POS printers, a market in which the Company's strategy calls for increased market share. Another principal competitor in the POS market is Citizen -- CBM America Corporation. Certain competitors of the Company have lower costs, attributable to higher volume production and off-shore manufacturing locations, and offer lower prices than the Company from time to time.

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

       (xi)     RESEARCH AND DEVELOPMENT ACTIVITIES

       The Company spent approximately $3,642,000 in the year ended December 31, 1998, $2,773,000 in the year ended December 31, 1997 and $2,467,000 in the year ended December 31, 1996 on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

       (xii)    ENVIRONMENT

       The Company is not aware of any material noncompliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

       (xiii)   EMPLOYEES

       As of March 19, 1999, TransAct Technologies and its subsidiaries employed 224 persons, of which 212 were full-time and 12 were temporary employees. None of the Company's employees is unionized and the Company considers its relationships with its employees to be good.

       (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $4,990,000, $4,204,000 and $397,000 in 1998, 1997 and 1996,
respectively. The Company had export sales to its customers from its domestic operations of approximately $3,396,000, $5,618,000 and $1,622,000 in 1998, 1997
and 1996, respectively.

        (E) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1998

           Name      Age               Position
           ----      ---               --------
Thomas R. Schwarz     62   Chairman of the Board
Bart C. Shuldman      41   President, Chief Executive Officer and Director
Richard L. Cote       57   Executive Vice President, Chief Financial Officer,
                           Treasurer,Secretary and Director
David A. Ritchie      39   Executive Vice President - Sales
Lucy H. Staley        48   Senior Vice President - General Manager
                           (Ithaca, NY facility)
John Cygielnik        54   Senior Vice President - General Manager
                           (Wallingford, CT facility)
Michael S. Kumpf      49   Senior Vice President - Engineering
Steven A. DeMartino   29   Corporate Controller

       THOMAS R. SCHWARZ, Chairman of the Board, has been a Director of the Company since its formation in June 1996. Mr. Schwarz was Chairman and Chief Executive Officer of Grossman's Inc., a retailer of building materials, from 1990 until his retirement in 1994. Mr. Schwarz is a Director of Tridex, Foilmark, Inc., Tanaka Growth Fund, Lebhar-Friedman Publishing Company and A&W Restaurants.

       BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman was Vice President of Sales and Marketing of Magnetec from April 1993 to August 1993, and served as President of Magnetec and later the combined operations of Magnetec and Ithaca from August 1993 until June 1996.

       RICHARD L. COTE has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its formation in June 1996. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Tridex from September 1993 to June 1996 and as Vice President of Tridex from June 1993 to September 1993.

       DAVID A. RITCHIE, was appointed Executive Vice President of Sales of the Company in July 1997, and served as Vice President of Sales at TransAct's Ithaca division from March 1996 to July 1997. Mr. Ritchie joined Ithaca in April 1995 as Southeast National Sales Manger. Prior to joining TransAct's Ithaca division, Mr. Ritchie held several sales management positions including Regional Sales Manager at Medintell Systems Corporation form March 1994 to April 1995 and Manager of Distribution Channels at AT&T from January 1992 to February 1994.

       LUCY H. STALEY, Senior Vice President-General Manager (Ithaca, NY facility) since June 1996, served as a Vice President of Ithaca from 1984 until June 1996.

       JOHN CYGIELNIK, Senior Vice President-General Manager (Wallingford, CT facility) since June 1996, joined Magnetec as Controller in 1992, and served as Vice President of Finance of Magnetec from 1993 until June 1996.

       MICHAEL S. KUMPF, Senior Vice President-Engineering since June 1996, served as Vice President of Engineering of Ithaca from 1991 until June 1996.

       STEVEN A. DEMARTINO, joined TransAct as Corporate Controller in August 1996 and was appointed an officer of the Company in January 1998. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino, served as Controller of NER/Copart, Inc. from September 1994 to May 1996, and senior accountant with Price Waterhouse LLP from August 1991 to September 1994.

ITEM 2.    PROPERTIES.

       The Company's operations are currently conducted at the facilities described below:


                                                                            Size         Owned or    Lease Expiration
Location                                Operations Conducted         (Approx. Sq. Ft.)    Leased           Date
---------------------------------------------------------------------------------------------------------------------
Wallingford, Connecticut                Manufacturing facility and        49,000          Leased      March 31, 2008
                                           executive offices

Ithaca, New York                        Manufacturing facility            59,000          Leased      June 30, 2007

Georgia (2), New Jersey, New            Six (6) regional sales             1,600          Leased         Various
  York, Texas and the United               offices
  Kingdom

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's common stock is traded on the Nasdaq National Market under the symbol TACT. As of March 19, 1999, there were 1,133 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 1998 and 1997 were as follows:

                                         Year Ended                              Year Ended
                               ---------------------------              ----------------------------
                                     December 31, 1998                        December 31, 1997
                               ---------------------------              ----------------------------
                                 High                Low                  High                Low
                               -------              ------              -------             -------
First Quarter                   12-1/4              8-1/2               15-1/2                10
Second Quarter                  10-5/8              7-3/4                 14                10-3/4
Third Quarter                    8-7/8              4-1/2                 20                13-1/2
Fourth Quarter                   7-1/2              1-3/4               20-1/4                10

       No dividends on the common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank restricts the payment of cash dividends for the term of the agreement.

ITEM 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Year Ended                          Nine Months Ended          Year Ended
                                  -------------------------------------------    --------------------------      ----------
                                  December 31,   December 31,    December 31,    December 31,   December 31,      April 1,
                                      1998           1997             1996            1995           1994           1995
                                  -----------    -----------     ------------    -----------    -----------      ----------
                                                                                                 (Unaudited)
Statement of Income Data:
   Net sales                          $52,239        $58,400          $42,134        $25,497        $25,426         $33,362
   Gross profit                        13,826         18,173           13,933          7,968          8,391          11,013
   Operating income                     2,148          7,831            5,233          1,579          3,030           3,705
   Net income                           1,206          4,893            3,340            916          1,883           2,304
   Earnings per share (pro
     forma prior to 1997):
       Basic                             0.20           0.72             0.57           0.17           0.35            0.43
       Diluted                           0.20           0.71             0.57           0.17           0.35            0.43




                                  December 31,   December 31,    December 31,     December 31,   December 31,     April 1,
                                      1998           1997            1996             1995            1994           1995
                                  -----------    -----------     ------------    -----------    -----------      ----------
                                                                                                 (Unaudited)
Balance Sheet Data:
   Total assets                       $23,788        $24,699          $20,784         $15,969        $14,392        $15,358
   Long term debt                       5,075              -                -               -              -              -
   Shareholders' equity                12,177         17,903           14,407          11,645         10,591         11,280


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

       Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.

IMPACT OF THE YEAR 2000 ISSUE.

       General. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       Program. The Company has begun a program to resolve its Year 2000 issue. This program consists of four phases; assessment, remediation, testing and contingency planning. The Company completed the assessment phase in December 1998 and is currently in the remediation and testing phases. During the assessment phase, the Company assessed its products, key financial and operating systems and other systems for Year 2000 compliance. The assessment included identifying all critical information management systems and other critical systems on which the Company relies, testing Year 2000 compliance of such systems, and recommending steps for replacing/making corrective fixes to noncompliant systems. Additionally, as part of the assessment phase, the Company obtained compliance verification from third party vendors supplying critical parts or services to the Company in order to determine their plans to address their own Year 2000 issues.

       Upon completion of the detailed assessment, the Company concluded that substantially all its critical financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as noncompliant. The Company has established a plan to replace this software and hardware by March 1999. Also, the Company believes that its products will be unaffected by the Year 2000 Issue, as none of its products contain embedded date information.

       The testing phase of the program has been ongoing, and will continue to be conducted as noncompliant software and hardware are replaced. The Company estimates that the testing phase is approximately 90% completed as of December 31, 1998.

       The Company has begun to develop a contingency plan to address third party factors which are out of its control, and expects completion of this plan by June 1999.

       Costs. The Company plans completion of all phases, including contingency planning, of the Year 2000 program by June 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The Company's total cost associated with the Year 2000 program has not been, and based on results of its detailed assessment, is not expected to be, material to the Company's business, financial position, results of operations or cash flows. The estimated total cost of the Year 2000 Program is approximately $50,000, which primarily includes the cost of replacing/upgrading noncompliant software identified during the assessment phase with compliant software. Costs incurred through December 31, 1998 have been de minimus.

       Risks. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, the Company may not timely identify and remediate all significant Year

2000 problems and remedial efforts may involve significant time and expense. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the results of operations, financial position or cash flows of the Company.

       The Company is currently identifying and analyzing the most reasonably likely worst case scenarios for third party relationships affected by the Year 2000 Issue. These scenarios could include the inability of certain suppliers to supply critical parts on a timely basis or the inability of customers to place orders. Either of these scenarios, which is outside of the Company's control, could result in a delay or an inability to ship product in the year 2000, depending on the nature and severity of the problems. Furthermore, there can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

       The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the remaining portions of the program include the availability of outside resources, the Company's ability to discover and correct potential Year 2000 problems which could have an impact on the Company's operations and the ability of suppliers or customers to bring their systems into Year 2000 compliance.

       (A)      RESULTS OF OPERATIONS

       (i) YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       NET SALES. Net sales into each of the Company's four vertical markets for the years ended December 31, 1998 and 1997 were as follows:

                                                 Year ended                     Year ended
             (In thousands)                  December 31, 1998              December 31, 1997
                                          -------------------------      -------------------------

             Point of sale                     $27,778     53.2  %          $23,342       40.0  %
             Gaming and lottery                 20,113     38.5              23,584       40.4
             Kiosk                               1,629      3.1               6,349       10.8
             Financial services                  2,719      5.2               5,125        8.8
                                          ------------- -------- --      ----------- ---------- --
                                               $52,239    100.0  %          $58,400      100.0  %
                                          ============= ======== ==      =========== ========== ==

       Net sales for the year ended December 31, 1998 decreased $6,161,000, or 11%, to $52,239,000 from $58,400,000 in 1997 due to decreased shipments into the gaming and lottery, kiosk and financial services markets, partially offset by an increase in shipments into the point of sale ("POS") market. In addition, for the reasons discussed below, the Company expects that net sales will decrease for the year ended December 31, 1999 compared to the year ended December 31, 1998.

       Point of sale: Sales of the Company's POS printers increased approximately $4,436,000, or 19%, due largely to increased international printer shipments (an increase of approximately $2,515,000), including increased printer shipments into Europe and Latin America, and more shipments of printers for use in the British Post Office project. Shipments of printers to the British Post Office project were approximately $4,600,000 in 1998 compared to approximately $3,600,000 in 1997. The Company does not anticipate making any further printer shipments related to this project until 2000. In addition to increased international printer shipments, domestic POS printer shipments increased approximately $1,921,000.

       Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $3,471,000, or 15%, from 1997. The overall decrease primarily reflects a decrease of approximately $3,000,000 in shipments of printers for use in video lottery terminals ("VLT"), due largely to the uncertainty and litigation in South Carolina's video poker industry for most of 1998. However, VLT printer shipments resumed during the fourth quarter of 1998. In addition to a decrease in printer shipments for use in VLTs, shipments of the Company's on-line lottery printers and related spare parts declined $1,200,000 due to lower shipments to one customer in 1998 than in 1997. Shipments of on-line lottery printers and spares to this customer were approximately $15,800,000, or 30% of net sales in 1998, compared to approximately $17,000,000, or 29% of net sales, in the prior year. The Company does not anticipate making any further on-line lottery printer shipments, other than spares, to this customer until 2000. The decrease in sales of printers for on-line lottery terminals in 1998 was largely offset by an increase of approximately $800,000 of printer shipments to the same customer for new in-lane lottery terminals. The Company expects to continue making shipments of in-lane lottery printers to this customer during 1999.

       Kiosk: Kiosk printer sales decreased $4,720,000, or 74%, to $1,629,000 from $6,349,000 in 1997, which included shipments totaling approximately $3,600,000 of the Company's thermal kiosk printers for use in a Canadian government application. Additional shipments of these thermal kiosk printers are expected to occur during 1999. The remaining decrease primarily reflects shipments of other kiosk printers to various customers in 1997 that did not repeat in 1998.

       Financial services: Sales of the Company's printers into the financial services market decreased $2,406,000, or 47%, primarily due to decreased shipments to one customer of printers used in automated teller machines. The Company expects slightly higher sales of its financial services printers for 1999 compared to 1998.

       GROSS PROFIT. Gross profit decreased $4,347,000, or 24%, to $13,826,000 from $18,173,000 in 1997 due primarily to lower sales volume and, to a lessor extent, non-recurring product discontinuance charges of $290,000 recorded during 1998. The gross margin declined to 26.5% from 31.1% largely due to lower sales volume, non-recurring product discontinuance charges, and an unfavorable change in sales mix, as certain customers at volume discount prices represented a larger proportion of sales in 1998 compared to 1997. Due to lower expected sales volume in 1999 compared to 1998, the Company expects its gross margin in 1999 to be slightly lower than that of 1998.

       ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased $869,000, or 31%, to $3,642,000 from $2,773,000 in 1997, and increased as a percentage of net sales to 7.0% from 4.7%. This increase reflects the Company's continued focus on new product development and design expense, primarily for products in the POS and gaming and lottery markets, including increased expenses related to additional engineering staff.

       SELLING AND MARKETING. Selling and marketing expenses increased $252,000, or 8%, to $3,280,000 from $3,028,000 in 1997, and increased as a percentage of net sales to 6.3% from 5.2%. Such expenses increased due to additional sales staff, increased sales commissions and additional marketing staff related to the establishment of a corporate marketing department during 1998.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly by $85,000 to $4,456,000 in 1998 from $4,541,000 in 1997.
General and administrative expenses increased as a percentage of net sales to 8.5% from 7.8%, due to lower volume of sales in 1998 compared to 1997.

       PROVISION FOR RESTRUCTURING. During the year ended December 31, 1998, the Company recorded a provision for restructuring of $300,000 to cover severance costs related to the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut.

       OPERATING INCOME. Operating income decreased $5,683,000, or 73%, to $2,148,000 from $7,831,000 in 1997. Operating income as a percentage of net sales declined to 4.1% from 13.4%, due to (1) lower gross margin on lower sales volume and an unfavorable change in sales mix, (2) increased engineering, design and product development expense, (3) increased selling and marketing expense and
(4) non-recurring charges of $590,000, consisting of $300,000 for restructuring and $290,000 for product discontinuance.

       INTEREST. During 1998, the Company incurred net interest expense of $353,000 compared to net interest income of $16,000 in 1997. The increase in interest expense is due to increased borrowings on the Company's line of credit during 1998 primarily to fund stock repurchases and also for working capital requirements. See "Liquidity and Capital Resources" below.

       INCOME TAXES. The provision for income taxes for the year ended December 31, 1998 reflects an effective tax rate of 34.0% compared to 37.5% in the prior year. The decline in the Company's effective tax rate is largely due to tax benefits derived from certain tax credits and its foreign sales corporation.

       NET INCOME. Net income for the year ended December 31, 1998 was $1,206,000, or $0.20 per share (basic and diluted), as compared to $4,893,000, or $0.72 per share basic and $0.71 per share diluted, in 1997.

       (ii) YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,
1996

       NET SALES. Net sales into each of the Company's four vertical markets for the years ended December 31, 1997 and 1996 were as follows:

                                                 Year ended                     Year ended
             (In thousands)                  December 31, 1997              December 31, 1996
                                          -------------------------      -------------------------

             Point of sale                     $23,342     40.0  %          $21,414       50.8  %
             Gaming and lottery                 23,584     40.4              12,217       29.0
             Kiosk                               6,349     10.8               3,379        8.0
             Financial services                  5,125      8.8               5,124       12.2
                                          ------------- -------- --      ----------- ---------- --
                                               $58,400    100.0  %          $42,134      100.0  %
                                          ============= ======== ==      =========== ========== ==

       Net sales for the year ended December 31, 1997 increased $16,266,000, or 39%, to $58,400,000 from $42,134,000 in 1996, substantially due to increased shipments into the gaming and lottery market. Shipments of the Company's on-line lottery printers increased approximately $10,200,000, to approximately $17,000,000, or 29% of net sales, in 1997, from approximately $6,800,000, or 16%, in 1996. Additionally, shipments of the Company's gaming printers for use in video lottery terminals increased approximately $1,800,000 from 1996. Sales into the kiosk market increased by approximately $2,970,000, or 88%, substantially due to increased shipments of the Company's thermal kiosk printers. Shipments of the

Company's financial services printers during 1997 were essentially unchanged from 1996. Sales of the Company's POS printers during 1997 increased approximately $1,928,000, or 9%, from 1996 due largely to an increase in printer shipments into the international POS market, largely offset by a decline in domestic POS printer shipments. The Company's international sales during 1997 were $9,822,000, or 17% of net sales, compared to $2,019,000, or 5% of net sales in the prior year.

       GROSS PROFIT. Gross profit increased $4,240,000, or 30%, to $18,173,000 from $13,933,000 in 1996 due primarily to the higher volume of sales. The gross margin declined to 31.1% from 33.1%, due primarily to a larger proportion of printer sales at lower average selling prices resulting from volume discount pricing, particularly in the gaming and lottery market. Operating income as a percentage of net sales increased in 1997 from 1996 (see "Operating Income" below).

       ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development costs increased $306,000, or 12%, to $2,773,000 from $2,467,000 for 1996, but decreased as a percentage of net sales to 4.7% from 5.9%. This increase was due primarily to increased product development and design costs, primarily for new products and enhancements to existing products in the POS and kiosk markets.

       SELLING AND MARKETING. Selling and marketing expenses increased $442,000, or 17%, to $3,028,000 from $2,586,000 in 1996, primarily due to increases in the level of sales staff and increased commissions resulting from a higher volume of sales principally in the kiosk and POS markets. Selling expenses decreased as a percentage of net sales to 5.2% from 6.1% due primarily to management's ability to control these expenses while increasing sales.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $894,000, or 25%, over 1996, primarily reflecting an increase of general and administrative expenses incurred by the Company as a stand alone, public company. In 1996, such expenses were allocated from Tridex, its former parent. Additionally, the increase reflects increased incentive compensation and, to a lesser extent, additional administrative staff expenses to support higher business volumes. General and administrative expenses decreased as a percentage of net sales to 7.8% from 8.7% due primarily to management's ability to control these expenses while increasing sales.

       OPERATING INCOME. Operating income increased $2,598,000, or 50%, to $7,831,000 from $5,233,000 in 1996. Operating income improved as a percentage of net sales, increasing to 13.4% from 12.4%, due primarily to the Company's ability to control operating expenses while increasing sales.

       OTHER INCOME. Other income (expense) for the year ended December 31, 1996 included a gain of $285,000 from the sale of securities acquired in the sale of the Company's solenoid product line in 1994.

       INCOME TAXES. The provision for income taxes for the year ended December 31, 1997 reflects an effective tax rate of 37.5%. The effective rate in 1996 was 39.6%. The decline in the Company's effective tax rate is largely due to tax benefits derived from the establishment of a foreign sales corporation and certain tax credits.

       NET INCOME. Net income for 1997 was $4,893,000, or $0.72 per share (basic) and $0.71 per share (diluted). Net income for 1996 was $3,340,000, or $0.57 per share (basic and diluted).

       (B)      LIQUIDITY AND CAPITAL RESOURCES

       The Company generated cash flow from operations of $4,047,000, $3,835,000 and $1,972,000 in 1998, 1997 and 1996, respectively. The Company's working capital declined to $10,107,000 at December 31, 1998 from $11,438,000 at December 31, 1997. The current ratio also declined to 2.69 to 1 at December 31, 1998 from 2.87 to 1 at December 31, 1997. The decrease in the Company's working capital and current ratio at December 31, 1998 was the result of short-term financing for stock repurchases.

       During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. During May, August and October 1998, the Board approved the repurchase of an additional 500,000, 250,000 and 250,000 shares, respectively, bringing the total authorized to 1.5 million shares. As of December 31, 1997, the Company had acquired 200,000 shares of its common stock for $2,251,000. During 1998, the Company repurchased an additional 1,003,000 shares of its common stock for $7,170,000. Since the Company began the stock repurchase program in December 1997 through December 31, 1998, it has repurchased 1,203,000 shares for $9,421,000 (an average cost of $7.83 per share). See Note 18 of Notes to Consolidated Financial Statements concerning repurchases since December 31, 1998. Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

       On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility bore interest on outstanding borrowings at Fleet's prime rate and bore a commitment fee of 0.25% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin of
1.5 percentage points over the market rate. The Credit Facility was secured by a lien on substantially all of the assets of the Company, imposed certain financial covenants and restricted the payment of cash dividends. The Company had $300,000 of outstanding borrowings under the Credit Facility at December 31, 1997.

       On January 29, 1998, the Company replaced its existing $5,000,000 Credit Facility with a new $15,000,000 revolving credit facility (the "New Credit Facility"). The New Credit Facility, also with Fleet, provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the New Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the New Credit Facility bear interest on outstanding borrowings at Fleet's prime rate (7.75% at December 31, 1998) and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

       During 1998, the Company borrowed $13,400,000 under the New Credit Facility, with $5,800,000 outstanding at December 31, 1998. The Company intends to convert the outstanding borrowings to a four-year term loan at the expiration of the New Credit Facility. In accordance with that intent, $5,075,000 ($5,800,000, less the current maturity of $725,000) has been classified as long-term debt at December 31, 1998. Although the current credit facility expires on June 30, 1999, the Company expects to obtain a replacement facility to provide working capital beyond such expiration date. The Company is currently discussing with Fleet alternative financing arrangements, including a long-term revolving credit facility.

         The Company's capital expenditures were approximately $2,232,000, $2,266,000 and $1,836,000 in 1998, 1997 and 1996, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's capital expenditures for 1999 are expected to be approximately $3,500,000, a majority for new product tooling.

         The Company believes that cash flows generated from operations and borrowings available under its current and future credit facilities, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and common stock repurchases, and meet its liquidity requirements through December 31, 1999.

        (C)     IMPACT OF INFLATION

          TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                        Page
                                                                                                                Number
                                                                                                                ------
             Report of Independent Accountants                                                                    17

             TransAct Technologies Incorporated consolidated financial statements:

                  Consolidated balance sheets as of December 31, 1998 and December 31, 1997.                      18

                  Consolidated statements of income for the years ended December 31, 1998, 1997 and 1996.         19

                  Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996.     20

                  Consolidated statement of changes in shareholders' equity for the period from December 31,      21
                  1995 through December 31, 1998.

                  Notes to consolidated financial statements.                                                     22

                        REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Shareholders of TransAct Technologies Incorporated

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries, as described in Note 1, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



         /s/ PricewaterhouseCoopers LLP
         Hartford, Connecticut
         February 8, 1999

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                December 31,     December 31,
                                                                    1998            1997
                                                                ------------     ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                      $    546        $    391
   Receivables, net (Note 4)                                         5,153           7,235
   Inventories (Note 5)                                              8,744           8,570
   Other current assets                                              1,651           1,365
                                                                  --------        --------
     Total current assets                                           16,094          17,561
                                                                  --------        --------

Plant and equipment, net (Note 6)                                    5,664           4,989
Excess of cost over fair value of net assets acquired, net
   (Note 2)                                                          1,900           2,073
Other assets                                                           130              76
                                                                  --------        --------
                                                                     7,694           7,138
                                                                  --------        --------
                                                                  $ 23,788        $ 24,699
                                                                  ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable (Note 9)                                    $    725        $    300
   Accounts payable                                                  2,188           3,043
   Accrued liabilities (Note 7)                                      3,074           2,780
                                                                  --------        --------
     Total current liabilities                                       5,987           6,123
                                                                  --------        --------

Long term debt (Note 9)                                              5,075              --
Other liabilities                                                      549             673
                                                                  --------        --------
                                                                     5,624             673
                                                                  --------        --------

Commitments and contingencies (Note 10)

Shareholders' equity (Notes 11 and 12):
   Common stock, $0.01 par value; 20,000,000
   authorized; 5,629,500 and 6,810,300 issued                           56              68
   Preferred stock, 5,000,000 authorized, no issued
     and outstanding                                                    --              --
   Additional paid-in capital                                        5,763          14,975
   Retained earnings                                                 7,268           6,062
   Unamortized restricted stock compensation                          (903)           (942)
   Accumulated other comprehensive income                               (7)             (9)
                                                                  --------        --------
                                                                    12,177          20,154
   Less:  Treasury stock, at cost, 200,000 shares (Note 15)             --          (2,251)
                                                                  --------        --------
     Total shareholders' equity                                     12,177          17,903
                                                                  --------        --------
                                                                  $ 23,788        $ 24,699
                                                                  ========        ========


          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                            Year Ended December 31,
                                                     1998             1997             1996
                                                   --------         --------         --------
Net sales                                           $52,239          $58,400          $42,134
Cost of sales                                        38,413           40,227           28,201
                                                   --------         --------         --------

Gross profit                                         13,826           18,173           13,933
                                                   --------         --------         --------

Operating expenses:
   Engineering, design and product
     development costs                                3,642            2,773            2,467
   Selling and marketing expenses                     3,280            3,028            2,586
   General and administrative expenses                4,456            4,541            3,647
   Provision for restructuring (Note 15)                300               --               --
                                                   --------         --------         --------
                                                     11,678           10,342            8,700
                                                   --------         --------         --------

Operating income                                      2,148            7,831            5,233
                                                   --------         --------         --------
Other income (expense):
   Interest, net                                       (353)              16              (17)
   Other, net                                            32              (19)             312
                                                   --------         --------         --------
                                                       (321)              (3)             295
                                                   --------         --------         --------

Income before income taxes                            1,827            7,828            5,528
Income tax provision (Note 13)                          621            2,935            2,188
                                                   --------         --------         --------

Net income                                           $1,206           $4,893           $3,340
                                                   ========         ========         ========

Net income per share (pro forma for 1996):
     Basic                                            $0.20            $0.72            $0.57
                                                   ========         ========         ========
     Diluted                                           0.20             0.71             0.57
                                                   ========         ========         ========

Weighted average common shares
   outstanding (pro forma for 1996):
     Basic                                            6,163            6,767            5,864
                                                   ========         ========         ========
     Diluted                                          6,170            6,932            5,884
                                                   ========         ========         ========


          See accompanying notes to consolidated financial statements.

                       TransAct Technologies Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended December 31,
                                                              1998             1997             1996
                                                            --------         --------         --------
Cash flows from operating activities:
   Net income                                                 $1,206           $4,893           $3,340
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                           2,030            1,591            1,135
       Deferred income taxes                                    (415)             (51)             (82)
       Gain on sale of securities available for sale              --               --             (285)
       Loss on disposal of equipment                               8                8                6
       Changes in operating assets and liabilities:
         Receivables                                           2,082           (1,790)          (2,199)
         Inventories                                            (174)          (1,200)          (1,017)
         Other current assets                                    173             (623)              30
         Other assets                                           (134)             (50)             (27)
         Accounts payable                                       (855)             580             (248)
         Accrued liabilities and other liabilities               126              477            1,319
                                                            --------         --------         --------
       Net cash provided by operating activities               4,047            3,835            1,972
                                                            --------         --------         --------

Cash flows from investing activities:
   Purchases of plant and equipment                           (2,232)          (2,266)          (1,836)
   Proceeds from sale of securities available
       for sale                                                   --               --              508
   Proceeds from sale of equipment                                 3                3               13
   Other                                                          --               --               (5)
                                                            --------         --------         --------
       Net cash used in investing activities                  (2,229)          (2,263)          (1,320)
                                                            --------         --------         --------

Cash flows from financing activities:
   Bank line of credit borrowings                             13,400            1,500               --
   Bank line of credit repayments                             (7,900)          (1,200)              --
   Purchases of treasury stock                                (7,170)          (2,251)              --
   Proceeds from option exercises                                  2               76               --
   Tax benefit related to employee stock sales                     3              647               --
   Payment of intercompany debt                                   --           (1,000)          (7,500)
   Net proceeds from issuance of stock                            --               --            8,991
   Net transactions with Tridex prior to the
     initial public offering                                      --               --           (1,087)
                                                            --------         --------         --------
       Net cash provided by (used in) financing
         activities                                           (1,665)          (2,228)             404
                                                            --------         --------         --------

Effect of exchange rate changes on cash                            2                6              (15)
                                                            --------         --------         --------

Increase (decrease) in cash and cash equivalents                 155             (650)           1,041

Cash and cash equivalents at beginning of period                 391            1,041               --
                                                            --------         --------         --------
Cash and cash equivalents at end of period                      $546             $391           $1,041
                                                            ========         ========         ========

Supplemental cash flow information:
   Interest paid                                                $351              $52              $28
   Income taxes paid                                             561            2,775              592


          See accompanying notes to consolidated financial statements.

                       TransAct Technologies Incorporated

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                 Unamortized   Accumulated                  Tridex
                                                        Additional                Restricted      Other                   Investment
                                       Common Stock       Paid-in   Retained        Stock      Comprehensive  Treasury      in the
                                      Shares    Amount    Capital   Earnings     Compensation     Income        Stock      Company
                                      ------    ------    -------   --------     ------------     ------        -----      -------
Balance, December 31, 1995                --   $    --   $     --   $     --      $     --       $   --       $    --     $ 11,645
   Net transactions with Tridex:
    Allocation of general and
     administrative expenses
     from Tridex                          --        --         --         --            --           --            --         (869)
    Sales to affiliates                   --        --         --         --            --           --            --        1,998
    Net transfers to Tridex               --        --         --         --            --           --            --       (2,216)
    Reclassification of note
     payable to Tridex                    --        --         --         --            --           --            --       (8,500)
    Issuance of shares to Tridex
     in exchange for all
     outstanding shares of
     Magnetec                      5,400,000        54      4,207         --            --           --            --       (4,229)
   Issuance of Offering shares     1,322,500        13      8,978         --            --           --            --           --
   Purchase of warrants                   --        --          1         --            --           --            --           --
   Comprehensive income:
    Net income prior to Offering          --        --         --         --            --           --            --        2,171
    Net income subsequent to
     Offering                             --        --         --      1,169            --           --            --           --
    Foreign currency translation
     adjustment                           --        --         --         --            --          (15)           --           --
                                  ----------   -------   --------   --------      --------       ------       -------     --------
Balance, December 31, 1996         6,722,500        67     13,186      1,169            --          (15)           --           --
   Issuance of restricted stock       78,800         1      1,066         --        (1,066)          --            --           --
   Issuance of shares from
     exercise of stock options         9,000        --         76         --            --           --            --           --
   Amortization of restricted
     stock compensation                   --        --         --         --           124           --            --           --
   Tax benefit related to
     employee stock sales                 --        --        647         --            --           --            --           --
   Purchase of treasury shares      (200,000)       --         --         --            --           --        (2,251)          --
   Comprehensive income:
    Foreign currency
      translation adjustments             --        --         --         --            --            6            --           --
    Net income                            --        --         --      4,893            --           --            --           --
                                  ----------   -------   --------   --------      --------       ------       -------     --------
Balance, December 31, 1997         6,610,300        68     14,975      6,062          (942)          (9)       (2,251)          --

   Issuance of restricted stock       25,000        --        228         --          (228)          --            --           --
   Cancellation of restricted
     stock                            (3,000)       --        (36)        --            36           --            --           --
   Issuance of shares from
    exercise of stock options            200        --          2         --            --           --            --           --
   Amortization of restricted
    stock compensation                    --        --         --         --           231           --            --           --
   Tax benefit related to
     employee stock sales                 --        --          3         --            --           --            --           --
   Purchase of treasury shares    (1,003,000)       --         --         --            --           --        (7,170)          --
   Retirement of treasury shares          --       (12)    (9,409)        --            --           --         9,421           --
   Comprehensive income:
    Foreign currency
      translation adjustment              --        --         --         --            --            2            --           --
    Net income                            --        --         --      1,206            --           --            --           --
                                  ----------   -------   --------   --------      --------       ------       -------     --------
Balance, December 31, 1998         5,629,500   $    56   $  5,763   $  7,268      $   (903)      $   (7)      $    --     $     --
                                  ==========   =======   ========   ========      ========       ======       =======     ========

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

          Certain prior year amounts have been reclassified to conform to the current year's presentation.


2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS AND PRODUCTS: TransAct, through its two operations, one in Wallingford, CT and the other in Ithaca, NY, operates in one industry segment, transaction-based printers and printer peripheral products. TransAct designs, develops, manufactures and markets transaction-based printers and related products under the ITHACA and MAGNETEC brand names. The Company's printers are used to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on four vertical markets: point-of-sale ("POS") (from which the Company derived approximately 53% of net sales for the year ended December 31, 1998); gaming and lottery (approximately 39% of net sales); kiosk (approximately 3% of net sales); and financial services (approximately 5% of net sales). The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value-added resellers and selected distributors, primarily in the United States, Canada, Europe and Latin America.

          TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing dot matrix and thermal printing technology for applications requiring up to 60 character columns in each of its four vertical markets. The Company also sells an 80 column laser printer for kiosk applications. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

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

          PLANT AND EQUIPMENT AND DEPRECIATION: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $1,546,000, $1,227,000 and $905,000 in the year ended December 31, 1998,
     1997 and 1996, respectively.

          EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisition of Ithaca in 1991. The original amount applicable to this acquisition totaled $3,536,000 and is being amortized on the straight-line method over 20 years. Accumulated amortization of goodwill was $1,636,000 and $1,463,000 at December 31, 1998 and 1997, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations for Ithaca. The Company believes that no impairment of goodwill exists at December 31, 1998.

          REVENUE RECOGNITION: Sales are recognized when the product is shipped. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to one customer accounted for approximately 32%, 29% and 16% of net sales for the year ended December 31, 1998, 1997 and 1996, respectively.

          INCOME TAXES: Through the date of the Distribution, the Company was included in the consolidated federal and certain state income tax returns of Tridex. The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 "Accounting for Income Taxes," and for the periods presented through the date of the Distribution are an allocation of Tridex's consolidated balances, and are computed as if a separate return had been filed for the Company, using those elements of income and expense as reported in the consolidated statements of income. Subsequent to the Distribution, the Company files federal and state income tax returns separately from Tridex. See Note 13.

          EARNINGS PER SHARE: TransAct adopted FAS 128 "Earnings per Share," effective December 15, 1997, which requires the dual presentation of basic and diluted earnings per share for complex capital structures. In accordance with FAS 128, earnings per share presented in the accompanying financial statements for periods prior to adoption have been restated. For the year ended December 31, 1996, pro forma basic and diluted earnings per share are based on the weighted average number of shares outstanding during the period, as if all shares issued to Tridex prior to the Offering had been outstanding throughout the period.

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

          SEGMENT REPORTING: FASB Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocating resources. The Company has assessed its operating and reportable segments and determined that it operates in one reportable segment as defined in FAS 131.

3.   RELATED PARTY TRANSACTIONS

          Prior to the Offering, Tridex provided certain general and administrative services to the Company, including tax, treasury, risk management and insurance, legal, marketing, accounting, auditing, human resources and executive management. For periods prior to the Offering, these expenses were allocated to the Company based upon actual usage for those expenses directly attributable to the Company, and otherwise allocated based upon other methods which management believes to be reasonable. The allocation amounted to $869,000 for the year ended December 31, 1996. These costs may have been different had the Company operated as a separate stand-alone entity during the periods presented.

          On July 31, 1996, the Company entered into a Corporate Services Agreement with Tridex. Under the terms of this agreement, Tridex agreed to provide the Company with certain services, including employee benefit administration, human resource and related services, administrative services, risk management, regulatory compliance, preparation of tax returns and certain financial and other services. Such services were provided and reimbursed at actual cost, which amounted to approximately $96,000 and $91,000 for the year ended December 31, 1997 and 1996, respectively. Certain services ceased to be provided after March 31, 1997. Also, pursuant to the terms of the agreement, Tridex agreed to pay 15% of the direct employment costs of the Company's chief financial officer through March 31, 1997, which amounted to approximately $7,000 and $8,000 for the year ended December 31, 1997 and 1996, respectively. The Corporate Services Agreement expired on December 31, 1997.

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

          The Company and Tridex also entered into an Asset Transfer Agreement dated July 31, 1996, under which the Company agreed to transfer to Tridex certain assets used in the manufacturing process of the printer ribbon product line. Additionally, on September 28, 1996, the Company and Tridex entered into a Manufacturing Support Services Agreement. Under this agreement, the Company agrees to provide Tridex with space within its Wallingford, CT manufacturing facility and certain support services for the ribbon business through September 28, 1998. This agreement was amended on June 1, 1998 to extend the term of the agreement to June 1, 2000. Pursuant to this agreement, Tridex agrees to pay the Company a monthly fee calculated to compensate the Company for the direct and indirect costs incurred by the Company to provide the space and render such services. These fees amounted to approximately $254,000 and $67,000 during 1997 and 1996, respectively. The Company also purchased approximately $4,000 and $5,000 of ribbons from Tridex during the same periods.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

          The Company sells certain POS printers to a wholly-owned subsidiary of Tridex. Revenues from the sale of such printers amounted to $2,675,000 and $3,178,000 during 1997 and 1996 , respectively.

          Subsequent to 1997, Tridex is no longer a related party.

4.   RECEIVABLES

          Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:


                                                                Year Ended December 31,
                                                            1998           1997         1996
                                                            -----         -----         ----
     (In thousands)

          Balance at beginning of period                    $ 102         $ 106         $ 40
             Provision for doubtful accounts                   41            18           66
             Accounts written off, net of recoveries           (4)          (22)          --
                                                            -----         -----         ----
          Balance at end of period                          $ 139         $ 102         $106
                                                            =====         =====         ====

5.   INVENTORIES

         The components of inventories are:

                                                  December 31,
     (In thousands)                            1998          1997
                                              ------        ------
     Raw materials and component parts        $7,754        $7,482
     Work-in-process                             495           588
     Finished goods                              495           500
                                              ------        ------
                                              $8,744        $8,570
                                              ======        ======


6.   PLANT AND EQUIPMENT

         The components of plant and equipment, net are:

                                                            December 31,
     (In thousands)                                    1998             1997
                                                     --------         --------
     Tooling, machinery and equipment                $  9,533         $  8,399
     Furniture, office and computer equipment           3,276            2,545
     Leasehold improvements                               551              339
                                                     --------         --------
                                                       13,360           11,283
     Less:  accumulated depreciation                   (7,696)          (6,294)
                                                     --------         --------
                                                     $  5,664         $  4,989
                                                     ========         ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   ACCRUED LIABILITIES

         The components of accrued liabilities are:

                                                        December 31,
     (In thousands)                                  1998          1997
                                                    ------        ------
     Payroll and fringe benefits                    $  522        $1,225
     Income taxes payable                              757           415
     Customer advances, deferred revenue and
       warranty                                        850           436
     Restructuring                                     300            --
     Other                                             645           704
                                                    ------        ------
                                                    $3,074        $2,780
                                                    ======        ======

8.   RETIREMENT SAVINGS PLAN

          On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "Plan"), a defined contribution plan under
     Section 401(k) of the Internal Revenue Code. Prior to the Distribution, the Company's employees participated in the Tridex Corporation Retirement Savings Plan. All full-time employees are eligible to participate in the Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 50% of employees' contributions up to the first 4% of the employees' compensation contributed to the Plan. The Company's matching contributions were $159,000, $101,000 and $80,000 in 1998, 1997 and 1996, respectively, and are included in general and administrative expense. Prior to January 1, 1998, the Company's rate of matching contributions was 37.5% of the employees' contributions up to the first 4% of the employees' compensation contributed to the Plan.

9.   BANK CREDIT AGREEMENT

          On August 29, 1996, the Company entered into an agreement with Fleet National Bank ("Fleet") to provide the Company with a $5,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility bore interest on outstanding borrowings at Fleet's prime rate and bore a commitment fee of 0.25% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin of 1.5 percentage points over the market rate. The Credit Facility was secured by a lien on substantially all of the assets of the Company, imposed certain financial covenants and restricted the payment of cash dividends. The Company had $300,000 of borrowings outstanding under the Credit Facility at December 31, 1997.

          On January 29, 1998, the Company replaced its existing $5,000,000 Credit Facility with a new $15,000,000 facility (the "New Credit Facility"). The New Credit Facility, also with Fleet, provides the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility may, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the New Credit Facility. Any term loan borrowings mature on June 30, 2003. Borrowings under the New Credit Facility bear interest at Fleet's prime rate and bear a commitment fee ranging from 0.25% to 0.50% on any unused portion of the New Credit Facility (0.375% at December 31, 1998). The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all of the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens. The Company had $5,800,000 of borrowings outstanding under the New Credit Facility at December 31, 1998. The Company intends to convert the outstanding borrowings to a four-year term loan at the expiration of the New Credit Facility. In accordance with that intent, $5,075,000 ($5,800,000, less the current maturity of $725,000) has been classified as long-term debt at December 31, 1998.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

          At December 31, 1997, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $957,000, $713,000 and $682,000 in the year ended December 31, 1998, 1997 and 1996, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows: $864,000 in 1999; $856,000 in 2000; $844,000 in 2001; $841,000 in 2002; $843,000 in
     2003 and $3,268,000 thereafter.

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

11.  STOCK OPTIONS AND WARRANTS

          STOCK OPTIONS. On July 30, 1996, the Company adopted the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, and the Directors' Stock Plan which provides for non-discretionary awards to non-employee directors. The plans provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and vest over a five-year period, unless automatically accelerated. At December 31, 1998, the Company has reserved 960,000 shares of common stock for issuance under the 1996 Stock Plan and Directors' Stock Plan.

          During the fourth quarter of 1998, the Company approved the cancellation and reissuance of certain outstanding options under the 1996 Stock Plan. Under the program, holders of outstanding options as of December 10, 1998, excluding the Company's executive officers, obtained in substitution for existing options new options for the same number of shares. The new options, totaling 190,600, are exercisable at a price of $4.75 per share, the fair market value of the common stock on the reissue date. The new options maintain the vesting schedule established by the canceled option. These 190,600 options have been treated as canceled and granted in 1998 in the table below.

          The 1996 Stock Plan and Directors' Stock Plan option activity is summarized below:

                                                                        Year Ended December 31,
                                                    1998                          1997                         1996
                                      ----------------------------      -----------------------       ------------------------
                                                         Weighted                       Weighted                     Weighted
                                                          Average                        Average                     Average
                                                         Exercise                       Exercise                     Exercise
                                           Shares         Price          Shares          Price        Shares          Price
                                           ------         -----          ------          -----        ------          -----
     Outstanding at beginning of
       Period                              542,600         $10.97         339,300         $ 8.50             --            --
         Granted                           428,100           5.75         227,500          14.45        339,300        $ 8.50
         Exercised                            (200)          8.50          (9,000)          8.50             --            --
         Canceled                         (218,200)         10.83         (15,200)         10.04             --            --
                                          --------         ------        --------         ------        -------        ------
     Outstanding at end of period          752,300           8.04         542,600          10.97        339,300          8.50
                                          ========         ======        ========         ======        =======        ======

     Options exercisable at end of
     period                                165,360         $ 8.28          57,060         $ 8.50             --        $   --
                                           =======         ======        ========         ======        =======        ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

          The Company applies APB 25 and related interpretations in accounting for its long-term incentive stock plans. Accordingly, no compensation cost has been recognized for its stock options.

                                                         Options Outstanding                        Options Exercisable
                                      -------------------------------------------------     --------------------------------
                                                            Weighted-       Weighted-                             Weighted-
                                         Outstanding at      Average        Average           Exercisable at         Average
                                          December 31,       Exercise       Remaining          December 31,        Exercise
     Range of Exercise Prices                 1998             Price     Contractual Life         1998             Price
                                              ----             -----     ----------------         ----             -----
                                                                           (In years)

      $ 3.00    -  $ 7.50                   299,600            $4.38             8.3              53,640           $4.75
        7.51    -   10.00                   327,000             8.72             8.2              86,220            8.50
       10.01    -   12.50                     8,500            11.66             8.4               1,500           11.75
       12.51    -   15.00                    51,200            13.75             8.0              10,800           13.74
       15.01    -   17.50                    66,000            16.38             8.6              13,200           16.38

          Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in FAS 123, the Company's net income and net income per share would have been as follows:

                                                                         Year Ended December 31,
                                                                 1998             1997             1996
                                                                 ----             ----             ----
     (In thousands, except per share data)
     Net income:
       As reported                                            $   1,206        $   4,893        $   3,340

       Pro forma under FAS 123                                      747            4,422            3,248
     Net income per share:
       Basic:
          As reported                                              0.20             0.72             0.57
          Pro forma under FAS 123                                  0.12             0.65             0.55
       Diluted:
          As reported                                              0.20             0.71             0.57
          Pro forma under FAS 123                                  0.12             0.64             0.55

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 1998, 1997 and 1996.

                                                                                  Year Ended December 31,
                                                                           1998             1997             1996
                                                                           ----             ----             ----
     Risk-free interest rate                                                  4.9%             6.4%             5.1%
     Dividend yield                                                             0%               0%               0%
     Expected volatility factor                                              78.1%            60.0%            59.5%
     Expected option term                                                10 years         10 years         10 years
     Weighted average fair value of options granted during period        $   4.69         $  10.97         $   6.25

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

          RESTRICTED STOCK: Under the 1996 Stock Plan, the Company has granted shares of restricted common stock, for no consideration, to its Chairman of the Board, officers and certain key employees. The 1996 Stock Plan and Directors' Stock Plan restricted stock activity is summarized below:

                                                            Year Ended December 31,
                                                             1998           1997
                                                             ----           ----
          Outstanding shares at beginning of period          78,800             --

              Granted                                        25,000         78,800
              Canceled                                       (3,000)            --
                                                           --------         ------
          Outstanding shares at end of period               100,800         78,800
                                                           ========         ======

          Vested shares at end of period                      9,360             --
                                                           ========         ======

          Of the 100,800 shares of restricted stock outstanding at December 31, 1998, 46,800 shares vest over a five-year period, while 54,000 shares vest at the end of a five-year period. Under certain conditions vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the vesting period. Amortization expense of $231,000 and $124,000 was recorded during 1998 and 1997, respectively.

          WARRANTS: On August 22, 1996, the Company sold to the underwriters of the Offering, for nominal consideration, a warrant to purchase from the Company up to 115,000 shares of common stock at an exercise price of $10.20 per share. The warrant is exercisable for a period of five years beginning April 1, 1998.

12.  STOCKHOLDER RIGHTS PLAN

          In December 1997, the Board of Directors adopted a stockholder rights plan declaring a distribution of one right (the "Rights") for each outstanding share of the Company's common stock to shareholders of record at December 15, 1997. Initially, each of the Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person or group of affiliated persons acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company's Common Stock. If a person, or group of persons, acquires 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right. The Rights are redeemable, under certain circumstances, for $0.0001 per Right and will expire, unless earlier redeemed, on December 2, 2007. The stockholders rights plan was amended on February 18, 1999. See Note 18.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES

          The components of the income tax provision are as follows:

                                              Year Ended December 31,
                                         1998            1997            1996
                                         ----            ----            ----
     (In thousands)
     Current:
       Federal                         $   779         $ 2,461         $ 1,934
       State                               126             525             336
       Foreign                             131              --              --
                                       -------         -------         -------
                                         1,036           2,986           2,270
                                       -------         -------         -------
     Deferred:
       Federal                            (371)            (46)            (73)
       State                               (44)             (5)             (9)
                                       -------         -------         -------
                                          (415)            (51)            (82)
                                       -------         -------         -------
     Total income tax provision        $   621         $ 2,935         $ 2,188
                                       =======         =======         =======

          The Company had foreign income before taxes of $435,000 in 1998, $131,000 in 1997 and a loss before taxes of $51,000 in 1996.

          Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                              December 31,
     (In thousands)                          1998        1997
                                             ----        ----
     Gross deferred tax assets:
       Liabilities and reserves             $1,187        $710
                                            ======        ====

     Gross deferred tax liabilities:
       Depreciation                         $  425        $363
                                            ======        ====


          Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                                Year Ended December 31,
                                                            1998          1997          1996
                                                            ----          ----          ----
     Federal statutory tax rate                             34.0%         34.0%         34.0%
     State income taxes, net of federal income taxes         6.0           4.4           4.0
     Non-deductible purchase accounting adjustments          4.4           0.9           1.1
     Tax benefit from foreign sales corporation             (2.2)         (1.0)           --
     Tax benefit from tax credits                           (5.8)         (1.6)           --
     Foreign rate differential                              (0.9)           --            --
     Other                                                  (1.5)          0.8           0.5
                                                            ----          ----          ----
        Effective tax rate                                  34.0%         37.5%         39.6%
                                                            ====          ====          ====

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of trade accounts receivable, other current assets, trade accounts payable, accrued expenses and bank loans approximate fair value because of the short maturity of those instruments.

15.  SIGNIFICANT TRANSACTIONS

          During the fourth quarter of 1998, the Company recorded a restructuring charge of $300,000 for severance costs related to the downsizing and reorganization of its manufacturing facility in Wallingford, CT.

          During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. During May, August and October 1998, the Board approved the repurchase of an additional 500,000, 250,000 and 250,000 shares, respectively, bringing the total authorized to 1.5 million shares. As of December 31, 1997, the Company acquired 200,000 shares of its common stock for $2,251,000. During 1998, the Company repurchased an additional 1,003,000 shares of its common stock for $7,170,000. Since the Company began the stock repurchase program in December 1997 through December 31, 1998, it has repurchased 1,203,000 shares for $9,421,000 (an average cost of $7.83 per share). See Note 18 concerning repurchases since December 31, 1998.

16.  INTERNATIONAL OPERATIONS

          The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary, which had sales to its customers of $4,990,000, $4,204,000 and $397,000 in the year ended December 31, 1998,
     1997 and 1996, respectively. The Company had export sales to its customers from the United States of approximately $3,396,000, $5,618,000 and $1,622,00 in the year ended December 31, 1998, 1997 and 1996, respectively.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          The Company's quarterly results of operations for the years ended December 31, 1998, 1997 and 1996 (unaudited) are as follows:

                                                                                     Quarter Ended
                                                              ------------------------------------------------------------
     (In thousands, except per share amounts)                   March 28         June 27      September 26     December 31
                                                              -----------      ----------     ------------     -----------
     1998:
         Net sales                                             $   13,280      $   12,500      $   13,600        $12,859
         Gross profit                                               3,746           3,435           3,778          2,867
         Net income (loss)                                            634             231             533           (192)
         Net income (loss) per share:
            Basic                                                    0.10            0.04            0.09          (0.03)
            Diluted                                                  0.10            0.04            0.09          (0.03)

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)(CONTINUED)

                                                                                       Quarter Ended
                                                              ---------------------------------------------------------------
                                                                  March 29        June 28      September 27     December 31
                                                              ---------------------------------------------------------------
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


                                                                 March 30        June 29       September 28     December 31
                                                              ---------------------------------------------------------------
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


18.  SUBSEQUENT EVENTS (UNAUDITED)

          As of February 8, 1999 the Company had purchased an additional 70,800 shares of its common stock on the open market for approximately $229,000.

          On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock on the open market during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer secured by 154,000 shares of the Company's common stock, which includes 50,000 shares of restricted stock. The loan bears interest at a rate equivalent to the Company's average borrowing rate under the New Credit Facility with Fleet Bank, and is payable annually. The principal amount of the loan will be deducted from shareholders' equity.

          On February 16, 1999, the Company amended its Stockholder Rights Plan that was originally adopted in December 1997. The amendment removed that provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors that are defined as continuing directors. A continuing director as generally defined under the plan is a member of the Board of Directors prior to the commencement of a hostile takeover of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information contained in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 6, 1999 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained in "Executive Compensation" other than the Compensation Committee Report on Executive Compensation of the Proxy Statement is hereby incorporated herein by reference.

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

      (iii)     List of exhibits

                  3.1(a)   Certificate of Incorporation of the Company, filed with the Secretary of State of        (2)
                           Delaware on June 17, 1996.

                  3.1(b)   Certificate of Amendment of Certificate of Incorporation of the Company, filed with      (5)
                           the Secretary of State of Delaware on May 30, 1997.

                  3.2      Amended and Restated By-laws of the Company.                                             (1)

                  4.1      Specimen Common Stock Certificate.                                                       (2)

                  4.2      Amended and Restated Rights Agreement between TransAct and American Stock Transfer &     (8)
                           Trust Company dated February 16, 1998

                 10.1      Plan of Reorganization dated as of June 24, 1996 among Tridex, Magnetec, TransAct        (2)
                           and Ithaca.

                 10.2      Amendment to Plan of Reorganization dated as of August 30, 1996 among Tridex,            (3)
                           Magnetec, TransAct and Ithaca.

                 10.3      Agreement and Plan of Merger dated as of July 16, 1996 between Magnetec and Ithaca.      (2)

                 10.4      Asset Transfer Agreement dated as of July 31, 1996 between Magnetec and Tridex.          (2)

                 10.5      Manufacturing Support Services Agreement between Magnetec and Tridex, dated as of        (3)
                           September 28, 1996.

                 10.6      Corporate Services Agreement dated as of July 30, 1996 between Tridex and TransAct.      (3)

                 10.7      Printer Supply Agreement dated as of July 31, 1996 between Magnetec and Ultimate         (2)
                           Technology Corporation.

                 10.8      Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct.             (3)

                 10.9      Credit Agreement dated as of August 29, 1996 among TransAct, Magnetec and Fleet          (3)
                           National Bank.

                 10.10     Purchase Agreement dated as of October 17, 1996 between ICL Pathway Limited, Ithaca      (3)
                           Peripherals Limited and TransAct.  (Pursuant to Rule 24b-2 under the Securities
                           Exchange Act of 1934, as amended (the "Exchange Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.11(x)  1996 Stock Plan, effective July 30, 1996.                                                (3)

                 10.12(x)  Non-Employee Directors' Stock Plan, effective August 22, 1996.                           (3)

                 10.13     Sales and Marketing Agreement by and between the Company and Oki Europe Limited,         (2)
                           dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act of 1993, as amended (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.14     OEM Purchase Agreement by and between GTECH, TransAct and Magnetec, commencing           (4)
                           October 1, 1996.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.15     OEM Purchase Agreement by and between OKIDATA and Tridex, dated January 21, 1991.        (2)
                           (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.16     Strategic Agreement by and between OKIDATA and Tridex, dated May 9, 1996. (Pursuant      (2)
                           to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.17     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (2)
                           August 1, 1994.

                 10.18     Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23,        (2)
                           1992.

                 10.19     First Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated     (2)
                           as of October 18, 1993.

                 10.20(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Bart C.        (2)
                           Shuldman.

                 10.21(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Richard L.     (2)
                           Cote.

                 10.22(x)  Severance Agreement by and between TransAct and Lucy H. Staley, dated September 4,       (3)
                           1996

                 10.23(x)  Severance Agreement by and between TransAct and John Cygielnik, dated September 10,      (3)
                           1996.

                 10.24(x)  Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4,     (3)
                           1996.

                 10.25(x)  Severance Agreement by and between TransAct and David A. Ritchie, dated July 1, 1997.    (5)

                 10.26     Credit Agreement dated as of January 29, 1998 among TransAct, Magnetec and Fleet         (5)
                           National Bank.

                 10.27     Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca,          (5)
                           dated December 2, 1996.

                 10.28     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (5)
                           July  30, 1997.

                 10.29     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated May 31,     (5)
                           1996.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.30     Agreement by and between the Company and Seth M. Lukash, dated as of March 19, 1998      (6)

                 10.31     Amended and Restated Manufacturing Support Services Agreement between Tridex             (7)
                           Corporation and Magnetec Corporation, dated June 1, 1998

                 10.32(x)  Severance Agreement by and between TransAct and Steven A. DeMartino, dated January       (1)
                           21, 1998.

                 10.33     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated May 22,     (1)
                           1998.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.34     Loan Agreement by and between the Company and Bart C. Shuldman, dated February 23,       (1)
                           1999.

                 11.1      Computation of earnings per share.                                                       (1)

                 21.1      Subsidiaries of the Company.                                                             (1)

                 23.1      Consent of PricewaterhouseCoopers LLP                                                    (1)

                 27.1      Financial Data Schedule.                                                                 (1)

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

                 (5) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated by reference.

                 (6) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998, is incorporated by reference.

                 (7) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 27, 1998, is incorporated by reference.

                 (8) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.

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

                           TRANSACT TECHNOLOGIES INCORPORATED



                           By:  /s/ Bart C. Shuldman
                               ------------------------------------------------
                                Bart C. Shuldman
                                President, Chief Executive Officer and Director
                                Date:   March 29, 1999



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


Signature                                                   Title                                     Date
---------                                                   -----                                     ----
   /s/ Bart C. Shuldman                     President, Chief Executive Officer and               March 29, 1999
------------------------------------        Director
Bart C. Shuldman                            (Principal Executive Officer)


   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            March 29, 1999
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)


   /s/ Steven A. DeMartino                  Corporate Controller                                 March 29, 1999
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino


   /s/ Thomas R. Schwarz                    Chairman of the Board and Director                   March 29, 1999
------------------------------------
Thomas R. Schwarz


   /s/ Graham Y. Tanaka                     Director                                             March 29, 1999
------------------------------------
Graham Y. Tanaka


   /s/ Charles A. Dill                      Director                                             March 29, 1999
------------------------------------
Charles A. Dill

                                  EXHIBIT LIST

The following exhibits are filed herewith.

           Exhibit
           -------
            3.2      Amended and Restated By-laws of the Company.

           10.32 Severance Agreement by and between TransAct and Steven A. DeMartino, dated January 21, 1998.

           10.33     Amendment to OEM Purchase Agreement by and between
                     Okidata and Tridex, dated May 22, 1998. (Pursuant to
                     Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

           10.34     Loan Agreement by and between the Company and Bart C.
                     Shuldman, dated February 23, 1999.

           11.1      Computation of earnings per share.

           21.1      Subsidiaries of the Company.

           23.1      Consent of PricewaterhouseCoopers LLP

           27.1      Financial Data Schedule.