Form 10-Q
period 1999-03-27
TRANSACT TECHNOLOGIES INC
filed 1999-05-11
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:          March 27, 1999

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

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING APRIL 30, 1999
-----                                                 --------------------------
COMMON STOCK,
$.01 PAR VALUE                                        5,558,700

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.           Financial Information:                                Page No.

     Item 1       Financial Statements

                  Consolidated condensed balance sheets as of March 27,
                  1999 and December 31, 1998                                3

                  Consolidated condensed statements of operations for
                  the three months ended March 27, 1999 and March 28,
                  1998                                                      4

                  Consolidated condensed statements of cash flows for
                  the three months ended March 27, 1999 and March 28,
                  1998                                                      5

                  Notes to consolidated condensed financial statements      6

     Item 2       Management's Discussion and Analysis of the Results
                  of Operations and Financial Condition                     7

     Item 3       Quantitative and Qualitative Disclosures about Market
                  Risk                                                     11

PART II.          Other Information:

     Item 6       Exhibits and Reports on Form 8-K                         11

     Signatures                                                            12

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       MARCH 27,    December 31,
(In thousands)                                            1999          1998
                                                      -----------   ------------
ASSETS:                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                            $    321    $    546
   Receivables, net                                        5,329       5,153
   Inventories                                             8,115       8,744
   Other current assets                                    1,623       1,651
                                                        --------    --------
     Total current assets                                 15,388      16,094
                                                        --------    --------

Plant and equipment, net                                   5,636       5,664
Excess of cost over fair value of net assets acquired      1,857       1,900
Other assets                                                 116         130
                                                        --------    --------
                                                           7,609       7,694
                                                        --------    --------
                                                        $ 22,997    $ 23,788
                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                   $     --    $    725
   Accounts  payable                                       2,574       2,188
   Accrued liabilities                                     2,676       3,074
                                                        --------    --------
     Total current liabilities                             5,250       5,987
                                                        --------    --------

Long term debt                                             5,800       5,075
Other liabilities                                            555         549
                                                        --------    --------
                                                           6,355       5,624
                                                        --------    --------

Shareholders' equity:
   Common stock                                               55          56
   Additional paid-in capital                              5,535       5,763
   Retained earnings                                       6,989       7,268
   Unamortized restricted stock compensation                (840)       (903)
   Loan receivable from officer                             (330)         --
   Accumulated other comprehensive income                    (17)         (7)
                                                        --------    --------
     Total shareholders' equity                           11,392      12,177
                                                        --------    --------
                                                        $ 22,997    $ 23,788
                                                        ========    ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                   MARCH 27,      March 28,
(In thousands, except per share data)                 1999          1998
                                                   ---------      ---------
Net sales                                           $ 9,201       $ 13,280
Cost of sales                                         6,773          9,534
                                                    -------       --------

Gross profit                                          2,428          3,746
                                                    -------       --------

Operating expenses:
   Engineering, design and product development
     costs                                              801            833
   Selling and marketing expenses                       859            773
   General and administrative expenses                1,088          1,101
                                                    -------       --------
                                                      2,748          2,707
                                                    -------       --------

Operating income (loss)                                (320)         1,039
                                                    -------       --------
Other income (expense):
   Interest, net                                        (90)           (41)
   Other, net                                            15              9
                                                    -------       --------
                                                        (75)           (32)
                                                    -------       --------

Income (loss) before income taxes                      (395)         1,007
Income tax provision (benefit)                         (116)           373
                                                    -------       --------

Net income (loss)                                   $  (279)      $    634
                                                    =======       ========

Net income (loss) per share:
   Basic                                            $ (0.05)      $   0.10
                                                    =======       ========
   Diluted                                            (0.05)          0.10
                                                    =======       ========

Weighted average common shares outstanding:
   Basic                                              5,578          6,460
                                                    =======       ========
   Diluted                                            5,578          6,526
                                                    =======       ========

           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                   MARCH 27,      March 28,
(In thousands)                                                        1999          1998
                                                                   ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                $  (279)      $   634
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                    560           499
       Loss on disposal of equipment                                     --             2
       Changes in operating assets and liabilities:
         Receivables                                                   (176)       (2,685)
         Inventories                                                    629           (88)
         Other current assets                                            28           (18)
         Other assets                                                    (7)          (42)
         Accounts payable                                               386         1,718
         Accrued liabilities and other liabilities                     (392)         (210)
                                                                    -------       -------
           Net cash provided by (used in) operating activities          749          (190)
                                                                    -------       -------

Cash flows from investing activities:
   Purchases of plant and equipment                                    (405)       (1,425)
   Proceeds from sale of equipment                                       --             1
                                                                    -------       -------
     Net cash used in investing activities                             (405)       (1,424)
                                                                    -------       -------

Cash flows from financing activities:
   Bank line of credit borrowings                                     2,000         5,000
   Bank line of credit repayments                                    (2,000)         (300)
   Purchases of treasury stock                                         (229)       (3,215)
   Loan to officer                                                     (330)           --
   Proceeds from option exercises                                        --             2
                                                                    -------       -------
     Net cash provided by (used in) financing activities               (559)        1,487
                                                                    -------       -------

Effect of exchange rate changes on cash                                 (10)            5
                                                                    -------       -------

Decrease in cash and cash equivalents                                  (225)         (122)
Cash and cash equivalents at beginning of period                        546           391
                                                                    -------       -------
Cash and cash equivalents at end of period                          $   321       $   269
                                                                    =======       =======

           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 27, 1999, and the results of its operations and cash flows for the three months ended March 27, 1999 and March 28, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

          The results of operations for the three months ended March 27, 1999 and March 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings per share

          Basic earnings per common share for the three months ended March 27, 1999 and March 28, 1998 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.   Inventories:

           The components of inventory are:

                                                 March 27,  December 31,
           (In thousands)                          1999        1998
                                                 ---------  ------------
           Raw materials and component parts      $6,918      $7,754
           Work-in-process                           550         495
           Finished goods                            647         495
                                                  ------      ------
                                                  $8,115      $8,744
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

5.   Significant transactions

          During the quarter ended March 27, 1999, the Company purchased an additional 70,800 shares of its common stock on the open market for approximately $229,000. Through March 27, 1999, the Company purchased 1,273,800 shares for approximately $9,651,000 (an average of approximately $7.58 per share).

         On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer secured by 154,000 shares (vested and nonvested) of the Company's common stock, which includes 50,000 shares of restricted stock. The loan bears interest at a rate equivalent to the Company's average borrowing rate under the New Credit Facility with Fleet Bank, and is payable annually. The principal amount of the loan has been deducted from shareholders' equity.

6.   Subsequent events

          On May 7, 1999, the Company entered into a $10,000,000 revolving credit facility (the "New Credit Facility") with Fleet National Bank ("Fleet"), expiring on May 31, 2001. The New Credit Facility replaced both the existing $5,000,000 working capital facility and $10,000,000 revolving credit facility (the "Credit Facility"), also with Fleet. The New Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit Facility bear interest on outstanding borrowings at Fleet's prime rate (7.75% at March 27, 1999) and bear a commitment fee ranging from 0.25% to 0.625% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate (1) a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate, depending on the Company meeting certain ratios, or (2) a one or two-year fixed rate under a swap agreement. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.


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

Upon completion of the detailed assessment, the Company concluded that substantially all its critical financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as noncompliant. The Company has established a plan to replace this software and hardware by June 1999. Also, the Company believes that its products will be unaffected by the Year 2000 Issue, as none of its products contain embedded date information.

The testing phase of the program has been ongoing, and will continue to be conducted as noncompliant software and hardware are replaced. The Company estimates that the testing phase is approximately 95% completed as of March 27, 1999.

The Company has begun to develop a contingency plan to address third party factors which are out of its control, and expects completion of this plan by June 1999.

Costs.

The Company plans completion of all phases, including contingency planning, of the Year 2000 program by June 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The Company's total cost associated with the Year 2000 program has not been, and based on results of its detailed assessment, is not expected to be, material to the Company's business, financial position, results of operations or cash flows. The estimated total cost of the Year 2000 Program is approximately $25,000, which primarily includes the cost of replacing/upgrading noncompliant software identified during the assessment phase with compliant software. Costs incurred through March 27, 1999 have been de minimus.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THREE MONTHS ENDED MARCH 28, 1998

NET SALES. Net sales into each of the Company's four vertical markets for the current and prior year's quarter were as follows:

                                Three months ended          Three months ended
(In thousands, except %)          March 27, 1999              March 28, 1998
                              ---------------------      -----------------------
Point of sale                 $4,832           52.5%     $ 7,813           58.8%
Gaming and lottery             2,194           23.8        4,188           31.6
Kiosk                            928           10.1          451            3.4
Financial services             1,247           13.6          828            6.2
                              ---------------------      -----------------------

                              $9,201          100.0%     $13,280          100.0%
                              =====================      =======================

Net sales for the first quarter of 1999 decreased $4,079,000, or 31%, to $9,201,000 from $13,280,000 in the prior year's first quarter, due to decreased shipments into the point of sale ("POS") and gaming and lottery markets, somewhat offset by increased sales into the kiosk and financial services markets.

Point of sale: Sales of the Company's POS printers decreased approximately $2,981,000, or 38%. International POS printer shipments decreased approximately $1,590,000 due largely to the absence of printer shipments to the British Post Office project. Shipments for this project totaled approximately $1,600,000 in the first quarter of 1998. The Company does not anticipate making any printer shipments related to this project during 1999, however, printer shipments are expected to resume in the first quarter of 2000. Domestic POS printer sales decreased $1,391,000 due primarily to specific domestic sales in the first quarter of 1998 related to several large POS printer installations that did not repeat in the first quarter of 1999.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $1,994,000, or 48%, from the first quarter a year ago. The overall decrease primarily reflects a decrease of approximately $3,700,000 in shipments of the Company's on-line lottery printers and spare parts to one customer. The Company does not anticipate making any further on-line lottery printer shipments, other than spares, to this customer until 2000. The decrease in sales of printers for on-line lottery terminals was partially offset by an increase of approximately $1,800,000 in shipments of printers for use in video lottery terminals, including increased printer shipments for use in South Carolina's video poker industry. During the first quarter of 1998, shipments of these printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state.

Kiosk: Kiosk printer sales increased $477,000, or 106%, to $928,000 from $451,000 in the prior year's quarter primarily due to resumed shipments of approximately $600,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first quarter of 1998. The increase in shipments of thermal kiosk printers was partially offset by a decrease in shipments of other kiosk printers to various customers in the first quarter of 1998 that did not repeat in the first quarter of 1999.

Financial services: Sales of the Company's printers into the financial services market increased approximately $419,000, or 51%, primarily due to (1) shipments of printers to a new customer for use in a bank teller application and, to a lesser extent, (2) increased shipments to one customer of printers used in automated teller machines.

GROSS PROFIT. Gross profit decreased $1,318000, or 35%, to $2,428,000 from $3,746,000 in the prior year's quarter due primarily to lower volume of sales. The gross margin declined to 26.4% from 28.2% largely due to lower sales volume at the Company's Wallingford, Connecticut facility. The Company expects its gross margin for the remainder of 1999 to be relatively consistent with that of the most recent quarter.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $32,000, or 4%, to $801,000 from $833,000 in the first quarter of 1998. This decrease is primarily due to a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut, somewhat offset by increased product development and design expenses, primarily for new products in the POS markets, including expenses related to the development of printers utilizing inkjet printing technology. Engineering and product development expense increased as a percentage of net sales to 8.7% from 6.3%, due to lower sales volume in the first quarter of 1999 compared to 1998.

SELLING AND MARKETING. Selling and marketing expenses increased $86,000, or 11%, to $859,000 from $773,000 in the quarter ended March 28, 1998, and increased as a percentage of net sales to 9.3% from 5.8%. Such expenses increased due to increased sales commission resulting from an increase in sales eligible for commissions in the first quarter of 1999 compared to 1998, and additional marketing staff related to the establishment of a corporate marketing department in the second half of 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly by $13,000, or 1%, to $1,088,000 from $1,101,000 in the comparable prior year's quarter. General and administrative expenses increased as a percentage of net sales to 11.8% from 8.3%, due to lower volume of sales in the first quarter of 1999 compared to 1998.

OPERATING INCOME (LOSS). The Company incurred an operating loss of $320,000 in the first quarter of 1999 compared to operating income of $1,039,000 in the first quarter of the prior year. The operating loss resulted primarily from significantly lower sales volume in the first quarter of 1999, and to a lesser extent, increased selling and marketing expenses.

INTEREST. The Company incurred net interest expense of $90,000, compared to $41,000 in the first quarter of 1998, due to increased outstanding borrowings on the Company's line of credit during the first quarter of 1999. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's operating loss, the Company recorded an income tax benefit of $116,000 for the quarter ended March 27, 1999. The effective tax rate for the comparable prior year's quarter was 37.0%.

NET INCOME. The Company incurred a net loss during the first quarter of 1999 of $279,000, or $0.05 per share (basic and diluted) compared to net income of $634,000, or $0.10 per share (basic and diluted) for the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $749,000 during the three months ended March 27, 1999, compared to cash used in operations of $190,000 during the three months ended March 28, 1998. The Company's working capital declined to $9,038,000 at March 27, 1999 from $10,107,000 at December 31, 1998. The current ratio also slightly declined to 2.42 at March 27, 1999 from 2.69 at December 31, 1998.

During 1997 and 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares of the Company's common stock (the "Stock Buyback Program"). As of December 31, 1998, the Company had acquired 1,203,000 shares of its common stock for $9,421,000. During the first quarter of 1999, the Company repurchased an additional 70,800 shares of its common stock for $230,000. Since the Company began the stock repurchase program in December 1997, it has repurchased 1,273,800 shares for $9,651,000 (an average cost of $7.58 per share) under the Stock Buyback Program. Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

The Company had in place a $15,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provided the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility to be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility could have been, at the Company's election, converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Any term loan borrowings would have matured on June 30, 2003. Borrowings under the Credit Facility bore interest at Fleet's prime rate (7.75% at March 27, 1999) and bore a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility (0.375% at March 27, 1999).

On May 7, 1999, the Company replaced the Credit Facility with a new two-year $10,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring May 31, 2001. The New Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit Facility bear interest at Fleet's prime rate and bear a commitment fee ranging from 0.25% to 0.625% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate
(1) a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to
2.25 percentage points over the market rate, depending on the Company meeting certain ratios, or (2) a one or two-year fixed rate under a swap agreement. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

At December 31, 1998, the Company had outstanding borrowings of $5,800,000 under the Credit Facility. In accordance with the Company's intent to convert the outstanding borrowings to a four-year term loan at the expiration of the Credit Facility, $5,075,000 ($5,800,000, less the current maturity of $725,000) had been classified as long-term debt at December 31, 1998.

During the first quarter of 1999, the Company borrowed and repaid $2,000,000, leaving outstanding borrowings unchanged at $5,800,000 from December 31, 1998. In accordance with the New Credit Facility, these borrowings have been classified at long-term debt as of March 27, 1999.

The Company's capital expenditures were approximately $405,000 and $1,425,000 for the three months ended March 27, 1999 and March 28, 1998, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1999 are expected to be approximately $3,000,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the New Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures, and meet its liquidity requirements through December 31, 1999.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits filed herein

                           Exhibit 11  Computation of earnings per share

                           Exhibit 27  Financial Data Schedule


         b.       Reports on Form 8-K

                  On February 18, 1999, the Company filed a report on Form 8-K to report under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits", an amended and restated Stockholder Rights Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)



May 10, 1999                        /s/ Richard L. Cote
                                    -------------------
                                    Richard L. Cote
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)


                                    /s/ Steven A. DeMartino
                                    -----------------------
                                    Steven A. DeMartino
                                    Corporate Controller
                                    (Principal Accounting Officer)

                       TRANSACT TECHNOLOGIES INCORPORATED
                                   Exhibit 11
                        Computation of Earnings Per Share
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                         MARCH 27,     March 28,
(In thousands, except per share data)                      1999          1998
                                                         ---------     ---------
Net income (loss)                                        $  (279)       $  634
                                                         =======        ======

   Shares:
     Basic - Weighted average common shares
       outstanding                                         5,578         6,460
     Dilutive effect of outstanding options and
       warrants as determined by the treasury
       stock method                                           --            66
                                                         -------        ------
     Dilutive - Weighted average common and
       common equivalent shares outstanding                5,578         6,526
                                                         =======        ======

   Net income (loss) per common and common
     equivalent share:
     Basic                                               $ (0.05)       $ 0.10
                                                         =======        ======
     Diluted                                             $ (0.05)       $ 0.10
                                                         =======        ======