Form 10-Q
period 1999-06-29
TRANSACT TECHNOLOGIES INC
filed 1999-08-09
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                  OUTSTANDING JULY 30, 1999
-----                                                  -------------------------

COMMON STOCK,
$.01 PAR VALUE                                                         5,558,900

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                         Page No.

      Item 1                Financial Statements

                            Consolidated  condensed  balance  sheets as of June 26, 1999 and December
                            31, 1998                                                                           3

                            Consolidated  condensed  statements of  operations  for the three and six
                            months ended June 26, 1999 and June 27, 1998                                       4

                            Consolidated  condensed statements of cash flows for the six months ended
                            June 26, 1999 and June 27, 1998                                                    5

                            Notes to consolidated condensed financial statements                               6

      Item 2                Management's  Discussion and Analysis of Financial  Condition and Results
                            of Operations                                                                      7

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        13

PART II. Other Information:

      Item 1                Legal Proceedings                                                                 13

      Item 4                Submission of Matters to a Vote of Security Holders                               14

      Item 6                Exhibits and Reports on Form 8-K                                                  14

      Signatures                                                                                              15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            JUNE 26,        December 31,
(In thousands)                                                1999             1998
                                                         ---------------  --------------
ASSETS:                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                $    486        $    546
   Receivables, net                                            6,048           5,153
   Inventories                                                 7,746           8,744
   Other current assets                                        1,417           1,651
                                                            --------        --------
     Total current assets                                     15,697          16,094
                                                            --------        --------

Plant and equipment, net                                       5,854           5,664
Excess of cost over fair value of net assets acquired          1,991           1,900
Other assets                                                     144             130
                                                            --------        --------
                                                               7,989           7,694
                                                            --------        --------
                                                            $ 23,686        $ 23,788
                                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                       $     --        $    725
   Accounts  payable                                           3,772           2,188
   Accrued liabilities                                         2,899           3,074
                                                            --------        --------
     Total current liabilities                                 6,671           5,987
                                                            --------        --------

Long term debt                                                 4,900           5,075
Other liabilities                                                520             549
                                                            --------        --------
                                                               5,420           5,624
                                                            --------        --------

Shareholders' equity:
   Common stock                                                   55              56
   Additional paid-in capital                                  5,535           5,763
   Retained earnings                                           7,135           7,268
   Unamortized restricted stock compensation                    (777)           (903)
   Loan receivable from officer                                 (330)             --
   Accumulated other comprehensive income                        (23)             (7)
                                                            --------        --------
     Total shareholders' equity                               11,595          12,177
                                                            --------        --------
                                                            $ 23,686        $ 23,788
                                                            ========        ========





           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------------        ------------------------
                                                  JUNE 26,        June 27,        JUNE 26,        June 27,
(In thousands, except per share data)               1999            1998            1999            1998
                                                  --------        --------        --------        --------
Net sales                                         $ 12,524        $ 12,500        $ 21,725        $ 25,780
Cost of sales                                        9,286           9,065          16,059          18,599
                                                  --------        --------        --------        --------

Gross profit                                         3,238           3,435           5,666           7,181
                                                  --------        --------        --------        --------


Operating expenses:
   Engineering, design and product
     development costs                                 789             983           1,590           1,816
   Selling and marketing expenses                      997             843           1,856           1,616
   General and administrative expenses               1,118           1,161           2,206           2,262
                                                  --------        --------        --------        --------
                                                     2,904           2,987           5,652           5,694
                                                  --------        --------        --------        --------

Operating income                                       334             448              14           1,487
                                                  --------        --------        --------        --------
Other income (expense):
   Interest, net                                       (95)            (87)           (185)           (128)
   Other, net                                           11               6              26              15
                                                  --------        --------        --------        --------
                                                       (84)            (81)           (159)           (113)
                                                  --------        --------        --------        --------

Income (loss) before income taxes                      250             367            (145)          1,374
Income tax provision (benefit)                         104             136             (12)            509
                                                  --------        --------        --------        --------

Net income (loss)                                 $    146        $    231        $   (133)       $    865
                                                  ========        ========        ========        ========

Net income (loss) per share:
   Basic                                          $   0.03        $   0.04        $  (0.02)       $   0.14
                                                  ========        ========        ========        ========
   Diluted                                        $   0.03        $   0.04        $  (0.02)       $   0.14
                                                  ========        ========        ========        ========

Weighted average common shares outstanding:
   Basic                                             5,559           6,239           5,568           6,347
                                                  ========        ========        ========        ========
   Diluted                                           5,576           6,264           5,570           6,394
                                                  ========        ========        ========        ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                              -----------------------
                                                              JUNE 26,       June 27,
(In thousands)                                                  1999           1998
                                                               -------        -------
Cash flows from operating activities:
   Net income (loss)                                           $  (133)       $   865
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                             1,137          1,047
       Loss on disposal of equipment                                --              9
       Changes in operating assets and liabilities:
         Receivables                                              (814)          (130)
         Inventories                                             1,036         (1,841)
         Other current assets                                      234            (94)
         Other assets                                              (46)           (63)
         Accounts payable                                        1,574          1,384
         Accrued liabilities and other liabilities                (207)          (223)
                                                               -------        -------
           Net cash provided by operating activities             2,781            954
                                                               -------        -------

Cash flows from investing activities:
   Purchases of plant and equipment                             (1,056)        (1,760)
   Proceeds from sale of equipment                                  --              2
   Loans to officers                                              (345)            --
   Acquisition of Tridex Ribbon business                          (295)            --
                                                               -------        -------
     Net cash used in investing activities                      (1,696)        (1,758)
                                                               -------        -------

Cash flows from financing activities:
   Bank line of credit borrowings                                4,900          8,200
   Bank line of credit repayments                               (5,800)        (2,700)
   Purchases of treasury stock                                    (229)        (4,771)
   Proceeds from option exercises                                   --              2
                                                               -------        -------
     Net cash (used in) provided by financing activities        (1,129)           731
                                                               -------        -------

Effect of exchange rate changes on cash                            (16)             3
                                                               -------        -------

Decrease in cash and cash equivalents                              (60)           (70)
Cash and cash equivalents at beginning of period                   546            391
                                                               -------        -------
Cash and cash equivalents at end of period                     $   486        $   321
                                                               =======        =======



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 26, 1999, and the results of its operations and cash flows for the three and six months ended June 26, 1999 and June 27, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three and six months ended June 26, 1999 and June 27, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings per share

                  Basic earnings per common share for the three and six months ended June 26, 1999 and June 27, 1998 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.       Inventories:

         The components of inventory are:

                                                June 26,    December 31,
         (In thousands)                           1999         1998
                                                 ------       ------
         Raw materials and component parts       $6,576       $7,754
         Work-in-process                            771          495
         Finished goods                             399          495
                                                 ------       ------
                                                 $7,746       $8,744
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

5.       Significant transactions

                  On May 28, 1999, the Company acquired the business and substantially all the assets of the Tridex Ribbon Business for total cash consideration of approximately $295,000. The acquisition has been accounted for by the purchase method of accounting. The purchased assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The results of operations of the acquired company have been included with those of the Company since the date of acquisition. The acquisition cost exceeded the fair value of the net assets acquired by $180,000. Such excess cost is being amortized over a five-year period on a straight-line basis.

           On May 7, 1999, the Company entered into a new two-year $10,000,000 revolving credit facility (the "New Credit Facility") with Fleet National Bank ("Fleet"), expiring on May 31, 2001. The New Credit Facility replaced both the existing $5,000,000 revolving working capital facility and $10,000,000 revolving credit facility (the "Credit Facility"), also with Fleet. The New Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate and bear a commitment fee ranging from 0.25% to 0.625% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate, depending on the Company meeting certain ratios. Concurrent with the New Credit Facility, the Company entered into a swap agreement with Fleet under which the Company fixed its interest rate at 7.88% for two years on $3,000,000 of outstanding borrowings under the New Credit Facility. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

6.     Subsequent events

           On June 25, 1999, the Company and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH Corporation ("GTECH") for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. Magnetec has manufactured and sold printers to GTECH for use in the GTECH Isys(R) on-line terminal system under various OEM agreements since 1994. The lawsuit asserted that GTECH attempted to use proprietary Magnetec information in violation of Magnetec's rights under the OEM agreements and applicable law. The lawsuit was subsequently refiled in the Rhode Island Superior Court. On June 30, 1999, the Rhode Island Superior Court issued a temporary restraining order against GTECH, which among other things, prohibited GTECH from working with or giving information to third parties about the design or manufacture of a printer to replace the printer designed and produced by Magnetec for the GTECH Isys(R) on-line lottery system. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) online lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and subsequently filed dismissal stipulations to terminate the federal and state lawsuits.

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

Upon completion of the detailed assessment, the Company concluded that substantially all its critical financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as noncompliant. As of June 26, 1999, substantially all critical noncompliant software and hardware have been replaced . Also, the Company believes that its products will be unaffected by the Year 2000 Issue, as none of its products contain embedded date information.

The testing phase of the program has been ongoing, and will continue to be conducted as noncompliant software and hardware are replaced. The Company estimates that the testing phase is virtually 100% completed as of June 26, 1999.

The Company has begun to develop a contingency plan to address third party factors which are out of its control, and expects completion of this plan by September 1999.

Costs.

The Company plans completion of all phases, including contingency planning, of the Year 2000 program by September 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The Company's total cost associated with the Year 2000 program has not been, and based on results of its detailed assessment, is not expected to be, material to the Company's business, financial position, results of operations or cash flows. The estimated total cost of the Year 2000 Program is approximately $25,000, which primarily includes the cost of replacing/upgrading noncompliant software identified during the assessment phase with compliant software. The Company incurred costs of approximately $15,000 through June 26, 1999.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 26, 1999 COMPARED TO THREE MONTHS ENDED JUNE 27, 1998

NET SALES. Net sales into the Company's vertical markets for the current and prior year's quarter were as follows:

                                      Three months ended           Three months ended
        (In thousands, except %)         June 26, 1999                June 27, 1998
                                      ---------------------       ---------------------
         Point of sale                $ 6,305         50.3%       $ 7,349         58.8%
         Gaming and lottery             3,937         31.5          4,598         36.8
         Other                          2,282         18.2            553          4.4
                                      ---------------------       ---------------------

                                      $12,524        100.0%       $12,500        100.0%
                                      =====================       =====================


Net sales for the second quarter of 1999 increased $24,000, or less than 1%, to $12,524,000 from $12,500,000 in the prior year's second quarter. Increased shipments into the Company's other markets were almost entirely offset by decreased sales into the point of sale ("POS") and gaming and lottery markets.

Point of sale: Sales of the Company's POS printers decreased approximately $1,044,000, or 14%, from the second quarter of 1998. International POS printer shipments decreased approximately $1,048,000 due largely to the absence of printer shipments for the British Post Office project. Shipments for this project totaled approximately $1,600,000 in the second quarter of 1998. The Company does not anticipate making any printer shipments related to this project during 1999, however, printer shipments are expected to resume in the first quarter of 2000. The absence of printer shipments for the British Post Office project was partially offset by increased shipments to Europe and Latin America through the Company's distribution partner, Okidata. Domestic POS printer sales were consistent with those of the prior year's second quarter.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $661,000, or 14%, from the second quarter a year ago. The overall decrease primarily reflects a decrease of approximately $3,800,000 in shipments of the Company's on-line lottery printers and spare parts to one customer. The Company does not anticipate making any further on-line lottery printer shipments, other than spares, to this customer until 2000. The decrease in sales of printers for use in on-line lottery terminals was largely offset by (1) sales of in-lane and other lottery printers to this same customer of approximately $800,000 and (2) an increase of approximately $2,400,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. During the second quarter of 1998, shipments of these printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state.

Other: Sales of the Company's printers into other markets increased $1,729,000, or 313%, to $2,282,000 from $553,000. Sales for the second quarter of 1999 included resumed shipments of approximately $500,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the second quarter of 1998. Additionally, sales in the Company's other markets increased due to shipments of printers to a new customer for use in a bank teller application and, to a lesser extent, increased shipments of printers used in automated teller machines.

GROSS PROFIT. Gross profit decreased $197,000, or 6%, to $3,238,000 from $3,435,000 in the prior year's quarter. The gross margin also declined to 25.9% from 27.5%. Both gross profit and gross margin declined largely due to the impact of fixed overhead costs on significantly lower sales volume at the Company's Wallingford, Connecticut facility. The Company expects its gross margin for the remainder of 1999 to be relatively consistent with that of the most recent quarter.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $194,000, or 20%, to $789,000 from $983,000 in the second quarter of 1998. This decrease is primarily due to a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut in December 1998. This reduction was somewhat offset by increased product development and design expenses, primarily for new products in the POS market, including expenses related to the development of printers utilizing inkjet printing technology. Engineering and product development expense decreased as a percentage of net sales to 6.3% from 7.9%.

SELLING AND MARKETING. Selling and marketing expenses increased $154,000, or 18%, to $997,000 from $843,000 in the quarter ended June 27, 1998, and increased as a percentage of net sales to 8.0% from 6.7%. Such expenses increased due to additional marketing staff related to the establishment of a corporate marketing department in the second half of 1998 and increased sales commission resulting from an increase in sales eligible for commissions in the second quarter of 1999 compared to 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $43,000, or 4%, to $1,118,000 from $1,161,000 in the comparable prior year's quarter, due primarily to the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut in December 1998. General and administrative expenses decreased as a percentage of net sales to 8.9% from 9.3%.

OPERATING INCOME. Operating income decreased $114,000, or 25%, to $334,000 from $448,000 in the second quarter of 1998. Operating income as a percentage of net sales declined to 2.7% from 3.6%, primarily due to lower gross margin on significantly lower sales volume in the Company's manufacturing facility in Wallingford, CT in the second quarter of 1999 compared to 1998.

INTEREST. The Company incurred net interest expense of $95,000, compared to $87,000 in the second quarter of 1998, due to slightly higher interest rates on outstanding borrowings on the Company's line of credit during the second quarter of 1999. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the current quarter reflects an effective tax rate of 41.6% compared to 37.1% in the prior year's period. The increase in the Company's effective tax rate is due to the impact of nondeductible goodwill compared to relatively low income before taxes in the current quarter.

NET INCOME. Net income for the second quarter of 1999 was $146,000, or $0.03 per share (basic and diluted) compared to $231,000, or $0.04 per share (basic and diluted) for the second quarter of 1998.

SIX MONTHS ENDED JUNE 26, 1999 COMPARED TO SIX MONTHS ENDED JUNE 27, 1998

NET SALES. Net sales into the Company's vertical markets for the current and prior six-month periods were as follows:

                                              Six months ended              Six months ended
             (In thousands, except %)          June 26, 1999                 June 27, 1998
                                          -----------------------      -----------------------
             Point of sale                      11,137    51.3 %          $15,162      58.8 %
             Gaming and lottery                  6,131    28.2              8,786      34.1
             Other                               4,457    20.5              1,832       7.1
                                          -----------------------      -----------------------

                                                21,725   100.0 %          $25,780     100.0 %
                                          =======================      =======================


Net sales for the first half of 1999 decreased $4,055,000, or 16%, to $21,725,000 from $25,780,000 in the prior year's period, due to decreased shipments into the POS and gaming and lottery markets, offset by an increase in the Company's other markets.

Point of sale: Sales of the Company's POS printers decreased approximately $4,025,000, or 27% from the first six months of 1998. International POS printer shipments decreased approximately $2,638,000 due largely to the absence of printer shipments for the British Post Office project. Shipments for this project totaled approximately $3,200,000 in the first half of 1998. The Company does not anticipate making any printer shipments related to this project during 1999, however, printer shipments are expected to resume in the first quarter of 2000. The absence of printer shipments for the British Post Office project was partially offset by increased shipments to Europe and Latin America through the Company's distribution partner, Okidata. Domestic POS printer sales also declined by approximately $1,387,000 due primarily to specific sales in the first half of 1998 related to several large POS printer installations that did not repeat in the first half of 1999.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $2,655,000, or 30%, from the first half a year ago. The overall decrease primarily reflects a decrease of approximately $7,500,000 in shipments of the Company's on-line lottery printers and spare parts to one customer. The Company does not anticipate making any further on-line lottery printer shipments, other than spares, to this customer until 2000. The decrease in sales of printers for use in on-line lottery terminals was largely offset by (1) sales of in-lane lottery printers to this same customer of approximately $800,000 and
(2) an increase of approximately $4,200,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. During the first six months of 1998, shipments of these printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state.

Other: Sales of the Company's printers into other markets increased $2,625,000, or 143%, to $4,457,000 from $1,832,000 in the first half of 1998 due primarily to resumed shipments of approximately $1,100,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first half of 1998. Additionally, sales into the Company's other markets increased due to shipments of printers to a new customer for use in a bank teller application and, to a lesser extent, increased shipments of printers used in automated teller machines.

GROSS PROFIT. Gross profit decreased $1,515,000, or 21%, to $5,666,000 from $7,181,000 in first half of 1998 due primarily to lower volume of sales. The gross margin declined to 26.1% from 27.9% largely due to the impact of fixed overhead costs on lower sales volume at the Company's Wallingford, Connecticut facility. The Company expects its gross margin for the remainder of 1999 to be relatively consistent with that of the most recent quarter.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $226,000, or 12%, to $1,590,000 from $1,816,000 in the six months ended June 27, 1998. This decrease is primarily due to a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut. This reduction was somewhat offset by increased product development and design expenses, primarily for new products in the POS market, including expenses related to the development of printers utilizing inkjet printing technology. Engineering and product development expense increased as a percentage of net sales to 7.3% from 7.1%, due to lower sales volume in the first half of 1999 compared to 1998.

SELLING AND MARKETING. Selling and marketing expenses increased $240,000, or 15%, to $1,856,000 from $1,616,000 in the first half of 1998, and increased as a percentage of net sales to 8.5% from 6.2%. Such expenses increased due to increased sales commission resulting from an increase in sales eligible for commissions in the second half of 1999 compared to 1998, and additional marketing staff related to the establishment of a corporate marketing department in the second half of 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $56,000, or 2%, to $2,206,000 from $2,262,000 in the comparable prior year's period primarily due to a reduction in staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut. General and administrative expenses increased as a percentage of net sales to 10.2% from 8.8%, primarily due to a lower volume of sales in the first half of 1999 compared to 1998.

OPERATING INCOME. Operating income decreased $1,473,000, or 99%, to $14,000 from $1,487,000 in the first six months of 1998. Operating income as a percentage of net sales declined to 0.1% from 5.8%, due primarily to lower gross margin on significantly lower sales volume in the first half of 1999, and to a lesser extent, increased selling and marketing expenses.

INTEREST. Net interest expense increased to $185,000 from $128,000 in the first six months of 1998 due primarily to increased outstanding borrowings on the Company's line of credit, and to a lesser extent, a slightly higher average borrowing rate in the first half of 1999 compared to the same period in 1998. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $12,000 for the six months ended June 26, 1999. The relatively low tax benefit is due to the impact of nondeductible goodwill in the current six-month period. The effective tax rate for the comparable prior year's period was 37.0%.

NET INCOME (LOSS). The Company incurred a net loss during the first half of 1999 of $133,000, or $0.02 per share (basic and diluted) compared to net income of $865,000, or $0.14 per share (basic and diluted) for the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $2,781,000 during the six months ended June 26, 1999, compared to $954,000 during the six months ended June 27, 1998. The Company's working capital declined to $9,026,000 at June 26, 1999 from $10,107,000 at December 31, 1998. The current ratio also slightly decreased to
2.35 June 26, 1999 from 2.69 at December 31, 1998.

During 1997 and 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares of the Company's common stock (the "Stock Buyback Program"). As of December 31, 1998, the Company had acquired 1,203,000 shares of its common stock for $9,421,000. During the first half of 1999, the Company repurchased an additional 70,800 shares of its common stock for $229,000. Since the Company began the stock repurchase program in December 1997, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share) under the Stock Buyback Program. Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

The Company had in place a $15,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provided the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility to be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility could have been, at the Company's election, converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Any term loan borrowings would have matured on June 30, 2003. Borrowings under the Credit Facility bore interest at Fleet's prime rate and bore a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility.

On May 7, 1999, the Company replaced the Credit Facility with a new two-year $10,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring May 31, 2001. The New Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit Facility bear interest at Fleet's prime rate (8.0% at June 26, 1999) and bear a commitment fee ranging from 0.25% to 0.625% on any unused portion of the New Credit Facility (0.625% at June 26, 1999). The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate, depending on the Company meeting certain ratios. Concurrent with the New Credit Facility, the Company entered into a swap agreement with Fleet which permits the Company to fix its interest rate on a portion, or all, of its outstanding borrowings under the New Credit Facility. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

At December 31, 1998, the Company had outstanding borrowings of $5,800,000 under the Credit Facility. In accordance with the Company's intent to convert the outstanding borrowings to a four-year term loan at the expiration of the Credit Facility, $5,075,000 ($5,800,000, less the current maturity of $725,000) had been classified as long-term debt at December 31, 1998.

During the first half of 1999, the Company had net repayments of $900,000, reducing outstanding borrowings to $4,900,000 at June 26, 1999 from $5,800,000 at December 31, 1998. In accordance with the New Credit Facility, these borrowings have been classified as long-term debt at June 26, 1999.

The Company's capital expenditures were approximately $1,056,000 and $1,760,000 for the six months ended June 26, 1999 and June 27, 1998, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1999 are expected to be approximately $2,800,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the New Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures, and meet its liquidity requirements through December 31, 1999.


ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

                  Not applicable



                           PART II. OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  On June 25, 1999, the Company and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH Corporation ("GTECH") for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. Magnetec has manufactured and sold printers to GTECH for use in the GTECH Isys(R) on-line terminal system under various OEM agreements since 1994. The lawsuit asserted that GTECH attempted to use proprietary Magnetec information in violation of Magnetec's rights under the OEM agreements and applicable law. The lawsuit was subsequently refiled in the Rhode Island Superior Court. On June 30, 1999, the Rhode Island Superior Court issued a temporary restraining order against GTECH, which among other things, prohibited GTECH from working with or giving information to third parties about the design or manufacture of a printer to replace the printer designed and produced by Magnetec for the GTECH Isys(R) on-line lottery system. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) online lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and subsequently filed dismissal stipulations to terminate the federal and state lawsuits.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on May 6, 1999. Matters voted upon at the meeting and the number of votes cast for, against or withheld, are as follows:

                  (1) To consider and act upon a proposal to elect two Directors to serve until the Annual Meeting of Shareholders in the year 2002 or until their successors have been duly elected and qualified. Nominees were Thomas R. Schwarz and Bart C. Shuldman. Votes cast were as follows:

                                                                  For         Withheld
                                                                  ---         --------
                            Thomas R. Schwarz                   4,820,459         110,937
                            Bart C. Shuldman                    4,544,862         386,534

                  (2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999. Votes cast were as follows: 4,857,533 for; 74,026 against; 6,368 abstained.


ITEM 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits filed herein

                           Exhibit 10.35 Amendment No. 1 to Credit Agreement dated as of May 7, 1999 by and among TransAct Technologies
                                             Incorporated, Magnetec Corporation
                                             and Fleet National Bank

                           Exhibit 10.36 Asset Transfer Agreement dated as of May 28, 1999 between Magnetec Corporation and Tridex Corporation

                           Exhibit 11.1      Computation of earnings per share

                           Exhibit 27.1      Financial Data Schedule

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





                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)



August 9, 1999                      /s/ Richard L. Cote
                                    -------------------------------------
                                    Richard L. Cote
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)




                                    /s/ Steven A. DeMartino
                                    -------------------------------------
                                    Steven A. DeMartino
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT LIST



The following exhibits are filed herewith.

     Exhibit
     10.35               Amendment No. 1 to Credit Agreement dated as of May 7, 1999 by and among TransAct Technologies Incorporated, Magnetec
                         Corporation and Fleet National Bank

     10.36               Asset Transfer Agreement dated as of May 28, 1999 between
                         Magnetec Corporation and Tridex Corporation

     11.1                Computation of earnings per share

     27.1                Financial Data Schedule