Form 10-Q
period 1999-09-25
TRANSACT TECHNOLOGIES INC
filed 1999-11-09
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 25, 1999

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

                                 YES  [X]   NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING OCTOBER 29, 1999
-----                                               ----------------------------

COMMON STOCK,
$.01 PAR VALUE                                                         5,561,200

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                    Financial Information:                                                       Page No.
-------                    ----------------------                                                       --------

      Item 1                Financial Statements

                            Consolidated condensed balance sheets as of September 25, 1999 and
                            December 31, 1998                                                                3

                            Consolidated condensed statements of operations for the three and nine
                            months ended September 25, 1999 and September 26, 1998                           4

                            Consolidated condensed statements of cash flows for the nine months
                            ended September 25, 1999 and September 26, 1998                                  5

                            Notes to consolidated condensed financial statements                             6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                    7

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                      13

PART II.                   Other Information:
--------                   ------------------
      Item 5                Other Information                                                               13

      Item 6                Exhibits and Reports on Form 8-K                                                13

      Signatures                                                                                            14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                    SEPTEMBER 25,        December 31,
(In thousands)                                                                          1999                1998
--------------                                                                          ----                ----

                                                                                   (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                                                      $       694          $         546
   Receivables, net                                                                     6,538                  5,153
   Inventories                                                                          9,211                  8,744
   Other current assets                                                                 1,472                  1,651
                                                                                  -----------          -------------
     Total current assets                                                              17,915                 16,094
                                                                                  -----------          -------------

Plant and equipment, net                                                                6,149                  5,664
Excess of cost over fair value of net assets acquired                                   1,939                  1,900
Other assets                                                                              173                    130
                                                                                  -----------          -------------
                                                                                        8,261                  7,694
                                                                                  -----------          -------------
                                                                                  $    26,176           $     23,788
                                                                                  ===========           ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable                                                             $         -           $        725
   Accounts  payable                                                                    5,055                  2,188
   Accrued liabilities                                                                  3,403                  3,074
                                                                                  -----------          -------------
     Total current liabilities                                                          8,458                  5,987
                                                                                  -----------          -------------

Long term debt                                                                          4,700                  5,075
Other liabilities                                                                         510                    549
                                                                                  -----------          -------------
                                                                                        5,210                  5,624
                                                                                  -----------          -------------

Shareholders' equity:
   Common stock                                                                            55                     56
   Additional paid-in capital                                                           5,536                  5,763
   Retained earnings                                                                    7,972                  7,268
   Unamortized restricted stock compensation                                             (714)                  (903)
   Loan receivable from officer                                                          (330)                     -
   Accumulated other comprehensive income                                                 (11)                    (7)
                                                                                  -----------          -------------
     Total shareholders' equity                                                        12,508                 12,177
                                                                                  -----------          -------------
                                                                                  $    26,176         $       23,788
                                                                                  ===========         ==============




           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    ------------------------------           -----------------------------
                                                       SEPTEMBER 25,      September 26,        SEPTEMBER 25,     September 26,
(In thousands, except per share data)                      1999              1998                  1999              1998
                                                    -----------        -----------           -----------       -----------
Net sales                                           $    13,020        $    13,600           $    34,745       $    39,380
Cost of sales                                             9,685              9,822                25,744            28,421
                                                    -----------        -----------           -----------       -----------

Gross profit                                              3,335              3,778                 9,001            10,959
                                                    -----------        -----------           -----------       -----------

Operating expenses:
   Engineering, design and product
     development costs                                      803              1,006                 2,393             2,822
   Selling and marketing expenses                           975                723                 2,831             2,339
   General and administrative expenses                    1,156              1,095                 3,362             3,357
                                                    -----------        -----------           -----------       -----------
                                                          2,934              2,824                 8,586             8,518
                                                    -----------        -----------           -----------       -----------

Operating income                                            401                954                   415             2,441
                                                    -----------        -----------           -----------       -----------
Other income (expense):
   Interest, net                                            (89)              (110)                 (274)             (238)
   Other, net                                               759                  2                   785                17
                                                    -----------        -----------           -----------       -----------
                                                            670               (108)                  511              (221)
                                                    -----------        -----------           -----------       -----------

Income before income taxes                                1,071                846                   926             2,220
Income taxes                                                234                313                   222               822
                                                    -----------        -----------           -----------       -----------

Net income                                          $       837        $       533           $       704       $     1,398
                                                    ===========        ===========           ===========       ===========

Net income per share:
   Basic                                            $      0.15        $      0.09           $      0.13       $      0.22
                                                    ===========        ===========           ===========       ===========
   Diluted                                          $      0.15        $      0.09           $      0.13       $      0.22
                                                    ===========        ===========           ===========       ===========

Weighted average common shares outstanding:
   Basic                                                  5,559              6,164                 5,565             6,285
                                                    ===========        ===========           ===========       ===========
   Diluted                                                5,656              6,166                 5,589             6,296
                                                    ===========        ===========           ===========       ===========





           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                 -----------------
                                                           SEPTEMBER 25,   September 26,
(In thousands)                                                 1999          1998
                                                               ----          ----
Cash flows from operating activities:
   Net income                                               $    704     $  1,398
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           1,676        1,609
       Loss on disposal of equipment                               8            9
       Changes in operating assets and liabilities:
         Receivables                                          (1,304)      (1,131)
         Inventories                                            (429)      (1,442)
         Other current assets                                    179          (46)
         Other assets                                            (96)        (101)
         Accounts payable                                      2,857          329
         Accrued liabilities and other liabilities               287         (228)
                                                            --------     --------
           Net cash provided by operating activities           3,882          397
                                                            --------     --------

Cash flows from investing activities:
   Purchases of plant and equipment                           (1,762)      (1,917)
   Proceeds from sale of equipment                                --            2
   Loans to officers                                            (345)          --
   Acquisition of Tridex Ribbon business                        (295)          --
                                                            --------     --------
     Net cash used in investing activities                    (2,402)      (1,915)
                                                            --------     --------

Cash flows from financing activities:
   Bank line of credit borrowings                              9,500       11,400
   Bank line of credit repayments                            (10,600)      (5,200)
   Purchases of treasury stock                                  (229)      (4,801)
   Proceeds from option exercises                                  1            2
                                                            --------     --------
     Net cash (used in) provided by financing activities      (1,328)       1,401
                                                            --------     --------

Effect of exchange rate changes on cash                           (4)          15
                                                            --------     --------

Increase (decrease) in cash and cash equivalents                 148         (102)
Cash and cash equivalents at beginning of period                 546          391
                                                            --------     --------
Cash and cash equivalents at end of period                  $    694     $    289
                                                            ========     ========

           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 25, 1999, and the results of its operations and cash flows for the three and nine months ended September 25, 1999 and September 26, 1998. The December 31, 1998 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

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

            The results of operations for the three and nine months ended September 25, 1999 and September 26, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Earnings per share

            Basic earnings per common share for the three and nine months ended September 25, 1999 and September 26, 1998 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.     Inventories:


           The components of inventory are:

                                   September 25,   December 31,
(In thousands)                        1999              1998
                                      ----              ----
Raw materials and component parts    $8,373            $7,754
Work-in-process                         252               495
Finished goods                          586               495
                                     ------            ------
                                     $9,211            $8,744
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

5.     Significant transactions

            On June 25, 1999, the Company and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH Corporation ("GTECH") for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. Magnetec has manufactured and sold printers to GTECH for use in the GTECH Isys(R) on-line terminal system under various OEM agreements since 1994. The lawsuit asserted that GTECH attempted to use proprietary Magnetec information in violation of Magnetec's rights under the OEM agreements and applicable law. The lawsuit was subsequently refiled in the Rhode Island Superior Court. On June 30, 1999, the Rhode Island Superior Court issued a temporary restraining order against GTECH, which among other things, prohibited GTECH from working with or giving information to third parties about the design or manufacture of a printer to replace the printer designed and produced by Magnetec for the GTECH Isys(R) on-line lottery system. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) on-line lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and filed dismissal stipulations to terminate the federal and state lawsuits.


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

Program.
The Company has begun a program to resolve its Year 2000 issue. This program consists of four phases; assessment, remediation, testing and contingency planning. The Company completed the assessment phase in December 1998 and is currently in the remediation and contingency planning stages. During the assessment phase, the Company assessed its products, key financial and operating systems and other systems for Year 2000 compliance. The assessment included identifying all critical information management systems and other critical systems on which the Company relies, testing Year 2000 compliance of such systems, and recommending steps for replacing/making corrective fixes to non-compliant systems. Additionally, as part of the assessment phase, the Company obtained compliance verification from third party vendors supplying critical parts or services to the Company in order to determine their plans to address their own Year 2000 issues.

Upon completion of the detailed assessment, the Company concluded that substantially all its critical financial operating systems and other systems are Year 2000 compliant. However, certain software and hardware components were identified as noncompliant. As of September 25, 1999, substantially all critical noncompliant software and hardware have been replaced . Also, the Company believes that its products will be unaffected by the Year 2000 Issue, as none of its products contain embedded date information.

The Company's testing phase is virtually 100% completed as of September 25, 1999. Additionally, the Company has developed a contingency plan to address third party factors which are out of its control. The contingency plan includes, among other things, increasing levels of safety stock of critical vendor parts, securing alternative vendor sources for critical parts, and developing specific procedures to follow in case of failure of key systems. The contingency plan is also virtually completed as of September 25, 1999.

Costs.
The Company plans completion of the remaining portions of the testing and contingency planning phases of the Year 2000 program by December 1999. All costs associated with the Company's Year 2000 program are being expensed as incurred. The Company's total cost associated with the Year 2000 program has not been, and based on results of its detailed assessment, is not expected to be, material to the Company's business, financial position, results of operations or cash flows. The estimated total cost of the Year 2000 Program is approximately $20,000, which primarily includes the cost of replacing/upgrading noncompliant software identified during the assessment phase with compliant software. The Company incurred costs of approximately $15,000 through September 25, 1999.

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

The Company has identified and analyzed the most reasonably likely worst case scenarios for third party relationships affected by the Year 2000 Issue. These scenarios include the inability of certain suppliers to supply critical parts on a timely basis or the inability of customers to place orders. Either of these scenarios, which is outside of the Company's control, could result in a delay or an inability to ship product in the year 2000, depending on the nature and severity of the problems. Furthermore, there can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1998

NET SALES. Net sales into the Company's vertical markets for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
             (In thousands, except %)        September 25, 1999             September 26, 1998
                                          -------------------------      -------------------------
             Point of sale                      $9,111     70.0  %       $    7,025       51.7  %
             Gaming and lottery                  1,557     12.0               5,210       38.3
             Other                               2,352     18.0               1,365       10.0
                                                ---------------          ---------------------


                                               $13,020    100.0  %       $   13,600      100.0  %
                                               ================          =====================

Net sales for the third quarter of 1999 decreased $580,000, or 4%, to $13,600,000 from $13,020,000 in the prior year's third quarter. Increased shipments into the Company's POS and Other markets were more than offset by significantly decreased shipments into the gaming and lottery market.

Point of sale: Driven largely by increased domestic demand for the Company's POS printers, particularly its thermal receipt printer, sales of the Company's POS printers increased approximately $2,086,000, or 30%, from the third quarter of 1998. Domestic sales accounted for approximately $2,035,000 of the total increase in POS sales for the quarter. In addition, despite $1,400,000 of printer shipments for the British Post Office project in the third quarter of 1998 that did not repeat in the third quarter of 1999, international sales increased by $51,000. (The Company does not anticipate making any printer shipments related to this project during 1999, however, printer shipments are expected to resume in the second quarter of 2000.) The absence of printer shipments for the British Post Office project was more than offset by increased shipments to Europe and Latin America through the Company's distribution partner, Okidata.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $3,653,000, or 70%, from the third quarter a year ago. The overall decrease primarily reflects the absence of approximately $4,100,000 in shipments of the Company's on-line lottery printers and spare parts to one customer in the third quarter of 1998 that did not repeat. The Company does not anticipate making any shipments of on-line lottery printers, other than spares, to this customer for the remainder of 1999. However, shipments of these printers will resume in January 2000. Additionally, sales of in-lane and other lottery printers to this same customer decreased approximately $200,000. No shipments of in-lane lottery printers are expected for the remainder of 1999. The decrease in sales of printers for use in on-line and in-lane lottery terminals was somewhat offset by an increase of approximately $600,000 in shipments of printers for use in video lottery terminals.

Other: Sales of the Company's printers into other markets increased $987,000, or 72%, to $2,352,000 from $1,365,000. Sales for the third quarter of 1999 included resumed shipments of approximately $300,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the third quarter of 1998. Additionally, sales in the Company's other markets increased due to significantly increased shipments of printers to one customer for use in automated teller machines.

GROSS PROFIT. Gross profit decreased $443,000, or 12%, to $3,335,000 from $3,778,000 in the prior year's quarter. The gross margin also declined to 25.6% from 27.8%. Both gross profit and gross margin declined largely due to the impact of approximately $350,000 of nonrecurring manufacturing disruption and other costs related to the GTECH product line (the "GTECH costs"). Excluding these nonrecurring costs, gross margin for the third quarter of 1999 would have been 28.3%. The Company expects its gross margin for the remainder of 1999 to be relatively consistent with that of the first nine months of the year (including the GTECH costs).

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $203,000, or 20%, to $803,000 from $1,006,000 in the third quarter of 1998. This decrease is primarily due to (1) a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut in December 1998 and (2) unusually high expenses related to development of certain of the Company's thermal printers in the third quarter of 1998. These reductions were somewhat offset by increased product development and design expenses, primarily for new products in the POS market, including expenses related to the development of printers utilizing inkjet printing technology. Engineering and product development expense decreased as a percentage of net sales to 6.1% from 7.4%.

SELLING AND MARKETING. Selling and marketing expenses increased $252,000, or 35%, to $975,000 from $723,000 in the quarter ended September 26, 1998, and increased as a percentage of net sales to 7.5% from 5.3%. Such expenses increased due primarily to higher sales commissions resulting from an increase in sales eligible for commissions in the third quarter of 1999 compared to 1998. The Company expects selling and marketing expenses to increase in the fourth quarter of 1999, and significantly increase during 2000, as the Company accelerates its marketing activities in preparation for the launch of new products, particularly its new family of printers utilizing inkjet printing technology.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $61,000, or 6%, to $1,156,000 from $1,095,000 in the comparable prior year's quarter, due primarily to higher compensation related expenses. General and administrative expenses increased as a percentage of net sales to 8.9% from 8.1%, due to higher expenses and lower volume of sales in the third quarter of 1999 compared to same quarter of 1998.

OPERATING INCOME. Operating income decreased $553,000, or 58%, to $401,000 from $954,000 in the third quarter of 1998. Operating income as a percentage of net sales declined to 3.1% from 7.0%, primarily due to lower gross margin resulting from the inclusion of $350,000 of nonrecurring manufacturing disruption and other costs related to the GTECH product line. Excluding these nonrecurring costs, operating income would have been $751,000, or 5.8% of net sales.

OTHER INCOME. Other income for the third quarter of 1999 includes a one-time gain of $770,000 related to the favorable settlement of a lawsuit with GTECH. The gain includes a $1,000,000 cash settlement, net of $230,000 of legal and accounting expenses directly related to the lawsuit settlement.

INTEREST. The Company incurred net interest expense of $89,000, compared to $110,000 in the third quarter of 1998, due to lower average outstanding borrowings in the third quarter of 1999 compared to the same quarter a year ago, partially offset by a slightly higher average borrowing rate in the third quarter of 1999 compared to the same period in 1998. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the current quarter reflects an effective tax rate of 21.8% compared to 37.0% in the prior year's period. The significant decline in the Company's effective tax rate largely results from the recognition of certain tax credits and benefit from the Company's foreign sales corporation.

NET INCOME. Net income for the third quarter of 1999 was $837,000, or $0.15 per share (basic and diluted) compared to $533,000, or $0.09 per share (basic and diluted) for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1998

NET SALES. Net sales into the Company's vertical markets for the current and prior nine-month periods were as follows:

                                             Nine months ended              Nine months ended
             (In thousands, except %)        September 25, 1999             September 26, 1998
                                             ------------------             ------------------
             Point of sale                      20,248     58.3  %          $22,187       56.3  %
             Gaming and lottery                  7,688     22.1              13,996       35.6
             Other                               6,809     19.6               3,197        8.1
                                             ------------------             ------------------

                                                34,745    100.0  %         $39,380        100.0 %
                                             ==================            ====================

Net sales for the first nine months of 1999 decreased $4,635,000, or 12%, to $39,380,000 from $34,745,000 in the prior year's period, due to decreased shipments into the POS and gaming and lottery markets, offset by an increase in the Company's other markets.

Point of sale: Sales of the Company's POS printers decreased approximately $1,939,000, or 9% from the first nine months of 1998. International POS printer shipments decreased approximately $2,587,000 due largely to the absence of printer shipments for the British Post Office project. Shipments for this project totaled approximately $4,600,000 in the first nine months of 1998. The Company does not anticipate making any printer shipments related to this project during 1999, however, printer shipments are expected to resume in the second quarter of 2000. The absence of printer shipments for the British Post Office project was partially offset by increased shipments to Europe and Latin America through the Company's distribution partner, Okidata. Domestic POS printer increased by approximately $648,000 due largely to increased domestic demand for the Company's POS printers in the third quarter of 1999, particularly its thermal receipt printer.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $6,308,000, or 45%, from the first nine months of 1998. The overall decrease primarily reflects a decrease of approximately $11,600,000 in shipments of the Company's on-line lottery printers and spare parts to one customer. The Company does not anticipate making any shipments of on-line lottery printers, other than spares, to this customer for the remainder of 1999. However, shipments of these printers will resume in January 2000. The decrease in sales of printers for use in on-line lottery terminals was largely offset by
(1) an increase of approximately $600,000 of sales of in-lane and other lottery printers to this same customer and (2) an increase of approximately $4,800,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. During the first nine months of 1998, shipments of these printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state. In October 1999, the supreme court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result, the Company does not expect any future sales of its printers for use in video lottery terminals in South Carolina. However, the Company is currently pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina.

Other: Sales of the Company's printers into other markets increased $3,612,000, or 113%, to $6,809,000 from $3,197,000 in the first nine months of 1998 due primarily to resumed shipments of approximately $1,400,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first nine months of 1998. Additionally, sales into the Company's other markets increased due to shipments of printers to a new customer for use in a bank teller application and increased shipments of printers used in automated teller machines.

GROSS PROFIT. Gross profit decreased $1,958,000, or 18%, to $9,001,000 from $10,959,000 in first nine months of 1998 due primarily to lower volume of sales, and to a lesser extent, the inclusion of approximately $350,000 of nonrecurring costs related to the GTECH product line. The gross margin also declined to 25.9% from 27.8% largely due to (1) the impact of fixed overhead costs on lower sales volume at the Company's Wallingford, Connecticut facility and (2) the inclusion of approximately $350,000 of nonrecurring manufacturing disruption and other costs related to the GTECH product line. Excluding these nonrecurring costs, gross margin for the first nine months of 1999 would have been 26.9%. The Company expects its gross margin for the remainder of 1999 to be relatively consistent with that of the first nine months of the year (including the GTECH costs).

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $429,000, or 15%, to $2,393,000 from $2,822,000 in the nine months ended September 26, 1998, and decreased as a percentage of net sales to 6.9% from 7.2%. This decrease is primarily due to (1) a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut in December 1998 and (2) unusually high expenses related to development of certain of the Company's thermal printers in the third quarter of 1998. These reductions were somewhat offset by increased product development and design expenses, primarily for new products in the POS market, including expenses related to the development of printers utilizing inkjet printing technology.

SELLING AND MARKETING. Selling and marketing expenses increased $492,000, or 21%, to $2,831,000 from $2,339,000 in the first nine of 1998, and increased as a percentage of net sales to 8.1% from 5.9%. Such expenses increased due to higher sales commissions resulting from an increase in sales eligible for commissions in the first nine months of 1999 compared to 1998, and additional marketing staff related to the establishment of a corporate marketing department in the second half of 1998. The Company expects selling and marketing expenses to increase in the fourth quarter of 1999, and significantly increase during 2000, as the Company accelerates its marketing activities in preparation for the launch of new products, particularly its new family of printers utilizing inkjet printing technology.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly to $3,362,000 from $3,357,000 in the comparable prior year's period. General and administrative expenses increased as a percentage of net sales to 9.7% from 8.5%, primarily due to a lower volume of sales in the first nine months of 1999 compared to 1998.

OPERATING INCOME. Operating income decreased $2,026,000, or 83%, to $415,000 from $2,441,000 in the first nine months of 1998. Operating income as a percentage of net sales declined to 1.2% from 6.2%, due primarily to lower gross margin on lower sales volume in the first nine months of 1999 and the inclusion of $350,000 of nonrecurring costs related to the GTECH product line.

OTHER INCOME. Other income for the nine month period ended September 25, 1999 includes a one-time gain of $770,000 related to the favorable settlement of a lawsuit with GTECH. The gain includes a $1,000,000 settlement, net of $230,000 of legal and accounting expenses directly related to the lawsuit settlement.

INTEREST. Net interest expense increased to $274,000 from $238,000 in the first nine months of 1998 due primarily to increased average outstanding borrowings on the Company's line of credit, and to a lesser extent, a slightly higher average borrowing rate in the first nine months of 1999 compared to the same period in 1998. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the nine months ended September 25, 1999 reflects an effective tax rate of 24.0% compared to 37.0% in the prior year's period. The significant decline in the Company's effective tax rate largely results from the recognition of certain tax credits and benefit from the Company's foreign sales corporation.

NET INCOME. Net income for the first nine months of 1999 was $704,000, or $0.13 per share (basic and diluted) compared to $1,398,000, or $0.22 per share (basic and diluted) for the comparable 1998 period.


LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $3,882,000 during the nine months ended September 25, 1999, compared to $397,000 during the nine months ended September 26, 1998. Cash from operations for the nine months ended September 25, 1999 includes the receipt of $1,000,000, less $230,000 of legal and accounting expenses, related to the favorable settlement of a lawsuit with GTECH. The Company's working capital declined to $9,457,000 at September 25, 1999 from $10,107,000 at December 31, 1998. The current ratio also decreased to 2.12 at September 25, 1999 from 2.69 at December 31, 1998.

During 1997 and 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares of the Company's common stock (the "Stock Buyback Program"). As of December 31, 1998, the Company had acquired 1,203,000 shares of its common stock for $9,421,000. During the first nine months of 1999, the Company repurchased an additional 70,800 shares of its common stock for $229,000. Since the Company began the Stock Buyback Program in December 1997, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share). Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

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

On May 7, 1999, the Company replaced the Credit Facility with a new two-year $10,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring May 31, 2001. The New Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit Facility bear interest at Fleet's prime rate (8.25% at September 25, 1999) and bear a commitment fee ranging from 0.25% to 0.625% on any unused portion of the New Credit Facility (0.625% at September 25, 1999). The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate, depending on the Company meeting certain ratios. Concurrent with the New Credit Facility, the Company entered into a swap agreement with Fleet which permits the Company to fix its interest rate on a portion, or all, of its outstanding borrowings under the New Credit Facility. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

At December 31, 1998, the Company had outstanding borrowings of $5,800,000 under the Credit Facility. In accordance with the Company's intent to convert the outstanding borrowings to a four-year term loan at the expiration of the Credit Facility, $5,075,000 ($5,800,000, less the current maturity of $725,000) had been classified as long-term debt at December 31, 1998.

During the first nine months of 1999, the Company had net repayments of $1,100,000, reducing outstanding borrowings to $4,700,000 at September 25, 1999 from $5,800,000 at December 31, 1998. In accordance with the New Credit Facility, these borrowings have been classified as long-term debt at September 25, 1999.

The Company's capital expenditures were approximately $1,762,000 and $1,917,000 for the nine months ended September 25, 1999 and September 26, 1998, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's total capital expenditures for fiscal 1999 are expected to be approximately $2,800,000, a majority for new product tooling.

The Company believes that cash flows generated from operations and borrowings available under the New Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures, and meet its liquidity requirements for the next twelve months.

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

                  Not applicable



                           PART II. OTHER INFORMATION


ITEM 5.           Other Information

                  On June 25, 1999, the Company and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH Corporation ("GTECH") for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. Magnetec has manufactured and sold printers to GTECH for use in the GTECH Isys(R) on-line terminal system under various OEM agreements since 1994. The lawsuit asserted that GTECH attempted to use proprietary Magnetec information in violation of Magnetec's rights under the OEM agreements and applicable law. The lawsuit was subsequently refiled in the Rhode Island Superior Court. On June 30, 1999, the Rhode Island Superior Court issued a temporary restraining order against GTECH, which among other things, prohibited GTECH from working with or giving information to third parties about the design or manufacture of a printer to replace the printer designed and produced by Magnetec for the GTECH Isys(R) on-line lottery system. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) on-line lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and subsequently filed dismissal stipulations to terminate the federal and state lawsuits.


ITEM 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits filed herein

                           Exhibit 10.37 OEM Purchase Agreement by and between GTECH Corporation,
                                                 TransAct Technologies and
                                                 Magnetec Corporation commencing
                                                 July 14, 1999. (Pursuant to
                                                 Rule 24b-2 under the Exchange
                                                 Act, the Company has requested
                                                 confidential treatment of
                                                 portions of this exhibit
                                                 deleted from the filed copy.)

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




                                          TRANSACT TECHNOLOGIES INCORPORATED
                                          (Registrant)



November 9, 1999                          /s/ Richard L. Cote
                                          ------------------------------------
                                          Richard L. Cote
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)




                                         /s/ Steven A. DeMartino
                                          ------------------------------------
                                         Steven A. DeMartino
                                         Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

                 Exhibit
                 -------
                 10.37 OEM Purchase Agreement by and between GTECH Corporation, TransAct Technologies and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)
                 11.1      Computation of earnings per share
                 27.1      Financial Data Schedule