Form 10-K
period 1999-12-31
TRANSACT TECHNOLOGIES INC
filed 2000-03-28
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                       ----------------------------------
                                    FORM 10-K
(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 1999
                         -------------------------------------------------------
                                       or
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .
                               ---------------    ---------------

Commission file number:  0-21121
                        --------
                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                                                    06-1456680
---------------------------------------------------------        ------------------------------------------------------
(State or other jurisdiction of incorporation or                                  (I.R.S. Employer Identification No.)
organization)

7 LASER LANE, WALLINGFORD, CT                                                                                    06492
---------------------------------------------------------        ------------------------------------------------------
(Address of principal executive offices)                                                                    (Zip Code)

Registrant's telephone number, including area code                                                        203-269-1198
                                                                 ------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of MARCH 17, 2000 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $41,200,000.

As of MARCH 17, 2000 the registrant had outstanding 5,580,800 shares of common stock, $0.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2000 - Part III.

                                     PART I

GENERAL
       TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers and related products under the Ithaca(R), Magnetec(R) and TransAct.com brand names. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on five vertical markets: point-of-sale ("POS"), gaming and lottery, kiosk, financial services and Internet. The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value added resellers ("VARs") and selected distributors, primarily in the United States, Canada, Europe and Latin America. TransAct has two operating facilities located in Wallingford, Connecticut and Ithaca, New York, five sales offices located in the United States, and one sales office and service depot in the United Kingdom.

ITEM 1.    BUSINESS.
       (A)      GENERAL DEVELOPMENT OF BUSINESS
       TransAct was incorporated on June 17, 1996, as a wholly-owned subsidiary of Tridex Corporation ("Tridex"). Following the incorporation, TransAct and two of Tridex's wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), entered into a Plan of Reorganization, pursuant to which TransAct sold, in an initial public offering on August 2, 1996, 1,322,500 shares or approximately 19.7% of its common stock. On March 31, 1997 Tridex distributed its 5,400,000 shares, or 80.3% of TransAct's common stock, pro rata to persons who were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of TransAct for each share of Tridex (the "Distribution"). Upon completion of the Distribution, Tridex no longer owned any shares of TransAct capital stock.

       On April 20, 1999, the Company formed and incorporated a new wholly-owned subsidiary, TransAct.Com. Through TransAct.com, the Company plans to explore leveraging its inkjet printing technology into the vastly expanding online, e-commerce market. The Company plans to provide receipt printing solutions for online transactions at the home, including e-trade confirmations, coupons, email and other online receipts.

       On January 1, 2000, the Company merged its wholly-owned subsidiary, Magnetec Corporation, with and into TransAct Technologies Incorporated.

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

       (C)      NARRATIVE DESCRIPTION OF BUSINESS
       (i)      PRINCIPAL PRODUCTS AND SERVICES

       TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing dot matrix, thermal and inkjet printing technology for applications requiring up to 60 character columns in each of its five vertical markets: POS, gaming and lottery, kiosk, financial services and Internet. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

       The Company also manufactures and sells document transport mechanisms which deliver the finished printed output to the consumer in unattended applications, such as ATMs and kiosks. In addition, the Company offers printer ribbons, paper and replacement parts for all of its products.

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

       (ii)     STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT
       None.

       (iii)    SOURCES AND AVAILABILITY OF RAW MATERIALS

       The principal materials used in manufacturing are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources. However, the Company is dependent upon Okidata, Division of Oki America, Inc. ("Okidata") for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until May 2001. Pricing for the Oki Kits is also fixed through May 2001. TransAct believes its relations with Okidata are good and has received no indication that the supply agreement will not be renewed beyond the expiration of the current contract. TransAct cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the terms will be as favorable as those under the current contract.

       (iv)     PATENTS AND PROPRIETARY INFORMATION
       The Company owns several patents, one of which it considers material. That patent covers an automated paper cut-off device, which is a feature offered on certain of the Company's POS printers. The Company also has sought patent and other protection for certain design features of its new family of printers utilizing inkjet printing technology. The Company regards certain manufacturing processes and designs to be proprietary and attempts to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

       (vii)     CERTAIN CUSTOMERS
       The Company has an OEM purchase agreement with GTECH Corporation ("GTECH") to provide on-line lottery printers and spare parts, at prices to be negotiated, through July 2004. The Company also sells printers to GTECH for use in in-lane lottery termimals. Sales to GTECH accounted for approximately 31.8% and 29.1% of net sales for the years ended December 31, 1998 and 1997, respectively. The Company had no sales to any one customer greater than 10% of net sales in 1999.

       (viii)   BACKLOG
       The Company's backlog of firm orders was approximately $19,900,000 as of March 17, 2000 and $16,100,000 as of March 19, 1999. Based on customers' current delivery requirements, TransAct expects to fill its current backlog of approximately $19,900,000 during 2000.

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

       The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration, and to take advantage of strategic relationships. The Company expects to particularly focus on gaining market acceptance for its new family of printers utilizing Hewlett Packard's inkjet printing technology. Although the Company has historically maintained or increased sales with this strategy and believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

       (xi)     RESEARCH AND DEVELOPMENT ACTIVITIES
       The Company spent approximately $3,235,000, $3,642,000 and $2,773,000 in 1999, 1998 and 1997, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2000, the Company expects to focus the majority of its research and development activities on the development of a new family of printers for the POS market, utilizing Hewlett Packard's inkjet printing technology.

       (xii)    ENVIRONMENT

       The Company is not aware of any material noncompliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.


       (xiii)   EMPLOYEES

       As of March 17, 2000, TransAct Technologies and its subsidiaries employed 268 persons, of which 207 were full-time and 61 were temporary employees. None of the Company's employees is unionized and the Company considers its relationships with its employees to be good.


       (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

       The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $700,000, $4,990,000 and $4,204,000 in 1999, 1998 and 1997,
respectively. The Company had export sales to its customers from its domestic operations of approximately $7,807,000, 3,396,000 and $5,618,000 in 1999, 1998
and 1997, respectively.

       (E) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1999

                Name                         Age                                       Position
Thomas R. Schwarz                            63         Chairman of the Board
Bart C. Shuldman                             42         President, Chief Executive Officer and Director
Richard L. Cote                              58         Executive Vice President, Chief Financial Officer, Treasurer,
                                                        Secretary and Director
David A. Ritchie                             40         Executive Vice President - Sales
Lucy H. Staley                               49         Senior Vice President - General Manager (Ithaca, NY facility)
John Cygielnik                               55         Senior Vice President - General Manager (Wallingford, CT facility)
Michael S. Kumpf                             50         Senior Vice President - Engineering
Steven A. DeMartino                          30         Vice President and Corporate Controller

       THOMAS R. SCHWARZ, Chairman of the Board, has been a Director of the Company since its formation in June 1996. Mr. Schwarz was Chairman and Chief Executive Officer of Grossman's Inc., a retailer of building materials, from 1990 until his retirement in 1994. Mr. Schwarz is a Director of Tridex, Foilmark, Inc., Tanaka Growth Fund, Lebhar-Friedman Publishing Company and A&W Restaurants.

       BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman served as President of Magnetec and later the combined operations of Magnetec and Ithaca from August 1993 until June 1996.

       RICHARD L. COTE has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its formation in June 1996. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Tridex from September 1993 to June 1996.

       DAVID A. RITCHIE was appointed Executive Vice President of Sales of the Company in July 1997, and served as Vice President of Sales at TransAct's Ithaca facility from March 1996 to July 1997. Mr. Ritchie joined Ithaca in April 1995 as Southeast National Sales Manger. Prior to joining TransAct, Mr. Ritchie served as Regional Sales Manager at Medintell Systems Corporation from March 1994 to April 1995. Mr. Ritchie resigned from the Company in February 2000.

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

       MICHAEL S. KUMPF, Senior Vice President-Engineering since June 1996, served as Vice President of Engineering of Ithaca from 1991 until June 1996.

       STEVEN A. DEMARTINO joined TransAct as Corporate Controller in August 1996 and was appointed an officer of the Company in January 1998 and Vice President in December 1999. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino, served as Controller of NER/Copart, Inc. from September 1994 to May 1996.

ITEM 2.    PROPERTIES.
       The Company's operations are currently conducted at the facilities described below:

                                                                           Size
                                                                         (Approx.        Owned or    Lease Expiration
Location                                Operations Conducted             Sq. Ft.)         Leased           Date

Wallingford, Connecticut                Manufacturing facility and        49,000          Leased      March 31, 2008
                                           executive offices

Ithaca, New York                        Manufacturing facility            59,000          Leased      June 30, 2007

Doncaster, United Kingdom               Sales office and service           2,800          Leased      August 1, 2009
                                        depot

Georgia (2), New Jersey, New            Five (5) regional sales             600           Leased         Various
York and Texas                          offices

       The Company believes that its facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's common stock is traded on the Nasdaq National Market under the symbol TACT. As of March 17, 2000, there were 885 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 1999 and 1998 were as follows:

                                         Year Ended                              Year Ended
                                     December 31, 1999                        December 31, 1998
                                 High                Low                  High                Low
First Quarter                   3 5/8               2 9/16               12 1/4              8 1/2
Second Quarter                 6 13/16              2 3/4                10 5/8              7 3/4
Third Quarter                     8                 5 1/2                8 7/8               4 1/2
Fourth Quarter                  9 1/16              5 1/4                7 1/2               1 3/4

       No dividends on the common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Fleet National Bank restricts the payment of cash dividends for the term of the agreement.

ITEM 6.    SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       Because the Company was wholly-owned by Tridex until August 22, 1996, the Selected Financial Data which appear below with respect to periods prior to the year ended December 31, 1997 may not necessarily reflect the results of operations or financial position of the Company or what the results of operations would have been if the Company had been a stand alone entity during the periods presented.

                                                          Year Ended                                  Nine Months Ended
                                  December 31,   December 31,    December 31,    December 31,   December 31,    December 31,
                                      1999           1998            1997             1996           1995           1994
                                                                                                                (Unaudited)
Statement of Income Data:
   Net sales                            $44,889        $52,239          $58,400        $42,134        $25,497         $25,426
   Gross profit                          11,754         13,826           18,173         13,933          7,968           8,391
   Operating income                          35          2,148            7,831          5,233          1,579           3,030
   Net income                               324          1,206            4,893          3,340            916           1,883
   Earnings per share (pro
     Forma prior to 1997):
       Basic                               0.06           0.20             0.72           0.57           0.17            0.35
       Diluted                             0.06           0.20             0.71           0.57           0.17            0.35

                                  December 31,   December 31,    December 31,     December 31,   December 31,   December 31,
                                      1999           1998            1997             1996           1995            1994
                                                                                                                 (Unaudited)
Balance Sheet Data:
   Total assets                         $25,684        $23,788          $24,699         $20,784        $15,969        $14,392
   Long term debt                         7,100          5,075                -               -              -              -
   Shareholders' equity                  12,207         12,177           17,903          14,407         11,645         10,591




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

       This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. See Note 1 of Notes to Consolidated Financial Statements (Basis of Presentation).

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

YEAR 2000
      The Company's program to address the Year 2000 issue consisted of the following phases: assessment, remediation, testing and contingency planning. The Company's program was initiated and executed to prevent major interruptions in the business due to Year 2000 problems. As of December 31, 1999, all phases were completed. The Company also completed its assessment of its Year 2000 risks related to significant relationships with its critical third party suppliers and customers. The total cost of the Year 2000 program was approximately $15,000, primarily for the cost of replacing/upgrading noncompliant software.

      Currently, the Company has not encountered any significant business interruptions from the Year 2000 issue on its internal IT and non-IT systems. The Company will continue to monitor its systems and vendors to endure that issues do not manifest themselves over the next few months. Although the Company does not anticipate any future significant business interruptions, no assurance can be given that such interruptions will not occur.


      (A)      RESULTS OF OPERATIONS

       (i) YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 NET SALES. Net sales by market for the years ended December 31, 1999 and 1998 were as follows:

                                                 Year ended                     Year ended
             (In thousands)                  December 31, 1999              December 31, 1998
                                          -------------------------      -----------------------

             Point of sale                     $26,653     59.4%          $27,778       53.2%
             Gaming and lottery                  8,782     19.5            20,113       38.5
             Other                               9,454     21.1             4,348        8.3
                                          ------------- -------        ----------  ---------
                                               $44,889    100.0%          $52,239      100.0%
                                          ============= =======        ==========  =========

       Net sales for the year ended December 31, 1999 decreased $7,350,000, or 14%, to $44,889,000 from $52,239,000 in 1998 due to decreased shipments into the POS and gaming and lottery markets, partially offset by an increase in the Company's other markets. In addition, for the reasons discussed below, the Company expects that net sales will increase for 2000 compared to 1999.

       Point of sale: Sales of the Company's POS printers decreased approximately $1,125,000, or 4%. International POS printer shipments decreased approximately $1,660,000 due largely to the absence of printer shipments for the British Post Office project. Shipments for this project totaled approximately $4,600,000 in 1998. The Company has resumed printer shipments related to this project in the first quarter of 2000, and based on firm orders in backlog, expects to ship approximately $9,800,000 of printers during 2000. The absence of printer shipments for the British Post Office project was largely offset by increased printer shipments to Europe and Latin America through the Company's distribution partner, Okidata. Domestic POS printer shipments increased by approximately $535,000 due largely to increased domestic demand for the Company's POS printers in the third quarter of 1999, particularly its thermal receipt printer.

       Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $11,331,000, or 56%, from 1998. The overall decrease primarily reflects a decrease of approximately $15,800,000 in shipments of the Company's on-line lottery printers and spare parts to GTECH. The Company did not make any shipments of on-line lottery printers, other than spares, to GTECH in 1999. However, based on firm orders in backlog, the Company expects to ship $11,800,000 of on-line lottery printers during 2000. The decrease in sales of printers for use in on-line lottery terminals was largely offset by (1) an increase of approximately $300,000 of sales of in-lane and other lottery printers to GTECH and (2) an increase of approximately $3,900,000 in shipments of printers for use in video lottery terminals ("VLT"), primarily for use in South Carolina's video poker industry. During 1998, shipments of VLT printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state. In October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result, the Company does not expect any future sales of its VLT printers in South Carolina. However, the Company is currently pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina.

       Other: Sales of the Company's printers into other markets increased $5,106,000, or 117% from 1998 due largely to increased shipments of printers (approximately $2,400,000) used in automated teller machines. Additionally, sales into the Company's other markets increased due to shipments of printers to a new customer for use in a bank teller application and resumed shipments of approximately $1,400,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these kiosk printers were made in 1998.

       GROSS PROFIT. Gross profit decreased $2,072,000, or 15%, to $11,754,000 from $13,826,000 in 1998 due primarily to lower sales volume in 1999 compared to 1998. The gross margin slightly declined to 26.2% from 26.5%. Due to higher expected sales volume in 2000 compared to 1999, the Company expects its gross margin in 2000 to improve.

       ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $407,000, or 11%, to $3,235,000 from $3,642,000 in 1998. This decrease is primarily due to (1) a reduction in engineering staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut in December 1998 and (2) unusually high expenses related to development of certain of the Company's thermal printers in 1998. These reductions were somewhat offset by increased product development and design expenses, primarily for new products in the POS market, including expenses related to the development of printers utilizing inkjet printing technology. Engineering and product development expenses increased as a percentage of net sales to 7.2% from 7.0%, due largely to lower sales in 1999 compared to 1998. The Company expects its engineering, design and product development expenses to significantly increase during 2000, as the Company accelerates its design and product development activities in preparation for the launch of new products, particularly its new family of printers utilizing inkjet printing technology.

       SELLING AND MARKETING. Selling and marketing expenses increased $607,000, or 19%, to $3,887,000 from $3,280,000 in 1998, and increased as a percentage of net sales to 8.7% from 6.3%. Such expenses increased due primarily to (1) higher sales commissions resulting from an increase in sales eligible for commissions in 1999 compared to 1998 and (2) additional marketing staff related to the establishment of a corporate marketing department in the second half of 1998. The Company expects its selling and marketing expenses to significantly increase during 2000, as the Company accelerates its marketing and promotional activities in preparation for the launch of new products, particularly its new family of printers utilizing inkjet printing technology.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $141,000, or 3% to $4,597,000 in 1999 from $4,456,000 in 1998. The increase primarily resulted from higher depreciation expense largely from the purchase of new computer and telecommunications hardware and software, partially offset by a reduction in staff resulting from the downsizing and reorganization of the Company's manufacturing facility in Wallingford, CT in December 1998. General and administrative expenses increased as a percentage of net sales to 10.2% from 8.5%, primarily due to lower sales in 1999 compared to 1998.

       PROVISION FOR RESTRUCTURING. During the year ended December 31, 1998, the Company recorded a provision for restructuring of $300,000 to cover severance costs related to the downsizing and reorganization of the Company's manufacturing facility in Wallingford, Connecticut.

       OPERATING INCOME. Operating income decreased $2,113,000, or 98%, to $35,000 from $2,148,000 in 1998. Operating income as a percentage of net sales declined to 0.1% from 4.1%, due primarily to (1) less gross profit on lower sales volume, (2) increased selling and marketing expenses and (3) $350,000 of nonrecurring costs related to the GTECH product line.

       OTHER INCOME. Other income for the year ended December 31, 1999 includes a one-time gain of $770,000 related to the favorable settlement of a lawsuit with GTECH (a $1,000,000 settlement, net of $230,000 of legal and accounting expenses directly related to the lawsuit settlement.)

       INTEREST. Net interest expense increased to $399,000 from $353,000 in 1998 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate in 1999 compared to 1998. See "Liquidity and Capital Resources" below.

       INCOME TAXES. The provision for income taxes for the year ended December 31, 1999 reflects an effective tax rate of 24% compared to 34% in the prior year. The significant decline in the Company's effective tax rate largely results from the amplified impact of the recognition of certain tax credits compared to a relatively low income before taxes in 1999.

       NET INCOME. Net income for 1999 was $324,000, or $0.06 per share (basic and diluted), as compared to $1,206,000, or $0.20 per share (basic and diluted) in 1998.

       (ii) YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 NET SALES. Net sales by market for the years ended December 31, 1998 and 1997 were as follows:

                                                 Year ended                     Year ended
             (In thousands)                  December 31, 1998              December 31, 1997
                                          -------------------------      -------------------------
             Point of sale                     $27,778     53.2  %          $23,342       40.0  %
             Gaming and lottery                 20,113     38.5              23,584       40.4
             Other                               4,348      8.3              11,474       19.6
                                          ------------- -------- --      ----------- ---------- --
                                               $52,239    100.0  %          $58,400      100.0  %
                                          ============= ======== ==      =========== ========== ==

       Net sales for the year ended December 31, 1998 decreased $6,161,000, or 11%, to $52,239,000 from $58,400,000 in 1997 due to decreased shipments into the gaming and lottery, kiosk and financial services markets, partially offset by an increase in shipments into the POS market.

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

       Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $3,471,000, or 15%, from 1997. The overall decrease primarily reflects a decrease of approximately $3,000,000 in shipments of printers for use in VLTs, due largely to the uncertainty and litigation in South Carolina's video poker industry for most of 1998. However, VLT printer shipments resumed during the fourth quarter of 1998. In addition to a decrease in printer shipments for use in VLTs, shipments of the Company's on-line lottery printers and related spare parts declined $1,200,000 due to lower shipments to one customer in 1998 than in 1997. Shipments of on-line lottery printers and spares to this customer were approximately $15,800,000, or 30% of net sales in 1998, compared to approximately $17,000,000, or 29% of net sales, in the prior year. The decrease in sales of printers for on-line lottery terminals in 1998 was largely offset by an increase of approximately $800,000 of printer shipments to the same customer for new in-lane lottery terminals.

       Other: Sales of the Company's printers into other markets decreased $7,126,000, or 62% from 1997. Sales for 1997 included which included shipments of approximately $3,600,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made during 1998. Additionally, sales into this market decreased due to decreased shipments to one customer of printers used in automated teller machines.

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

       ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $869,000, or 31%, to $3,642,000 from $2,773,000 in 1997, and increased as a percentage of net sales to 7.0% from 4.7%. This increase reflected the Company's continued focus on new product development and design expense, primarily for products in the POS and gaming and lottery markets, including increased expenses related to additional engineering staff.

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

       (B)      LIQUIDITY AND CAPITAL RESOURCES
       The Company generated cash from operations of $2,033,000, $4,047,000 and $3,835,000 in 1999, 1998 and 1997, respectively. Cash from operations for 1999 includes a $770,000 gain related to the favorable settlement of a lawsuit with GTECH. The Company's working capital increased to $11,094,000 at December 31, 1999 from $10,107,000 at December 31, 1998. The current ratio also increased to
2.90 to 1 at December 31, 1999 from 2.69 to 1 at December 31, 1998. The increase in the Company's working capital and current ratio at December 31, 1999 is primarily the result of the classification of $725,000 of bank borrowings as short-term at December 31, 1998 (See Note 9 of Notes to Consolidated Financial Statements). All outstanding borrowings are classified as long-term at December 31, 1999.

       During 1997 and 1998, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock (the "Stock Buyback Program"). As of December 31, 1998, the Company had acquired 1,203,000 shares of its common stock for $9,421,000. During 1999, the Company repurchased an additional 70,800 shares of its common stock for $229,000. Since the Company began the Stock Buyback Program in December 1997, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share.) Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

       On January 29, 1998, the Company entered into a $15,000,000 credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provided the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility could, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Borrowings under the Credit Facility bore interest at Fleet's prime rate and bore a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.25 to 1.75 percentage points over the market rate. The Credit Facility was secured by a lien on substantially all of the assets of the Company and imposed certain financial covenants and restricted the payment of cash dividends and the creation of liens. The Company had $5,800,000 of borrowings outstanding under the Credit Facility at December 31, 1998. The Company intended to convert the outstanding borrowings to a four-year term loan at the expiration of the Credit Facility. In accordance with that intent, $5,075,000 ($5,800,000, less the current maturity of $725,000) was classified as long-term debt at December 31, 1998.

       On May 7, 1999, the Company entered into a new two-year $10,000,000 revolving credit facility (the "Amended Credit Facility") with Fleet, expiring on May 31, 2001. The Amended Credit Facility replaced both the existing $5,000,000 revolving working capital facility and $10,000,000 revolving credit facility. The Amended Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the Amended Credit facility bear interest on outstanding borrowings at Fleet's prime rate (8.50% at December 31, 1999) and bear a commitment fee ranging from 0.25% to 0.625% (0.625% at December 31, 1999) on any unused portion of the Amended Credit Facility. The Amended Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate ("Margin"), depending on the Company meeting certain ratios. Concurrent with the Amended Credit Facility, the Company entered into a swap agreement with Fleet under which the Company fixed its interest rate at 5.63% plus the applicable Margin for two years on $3,000,000 of outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens. The Company had $7,100,000 of outstanding borrowings under this facility at December 31, 1999.

       On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring on May 31, 2002. The New Credit Facility replaced the Amended Credit Facility. The New Credit Facility provides the Company with a $13,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bear a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens.

       On March 20, 2000 the Company entered into an agreement with Advance Capital Advisors, L.P. and its affiliates for the sale of 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The agreement is subject to customary closing conditions. The Company expects to receive the net proceeds and issue the Preferred Stock in April 2000. The Preferred Stock will be convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company will issue warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants will be exercisable at any time until the fifth anniversary of the closing. The Preferred Stock will be subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30 day period ending on or after the third anniversary of the closing, or for a 60 day period beginning on or after the second anniversary of the closing. The Preferred Stock will be redeemable at the option of the holders on the fifth anniversary of the closing at $1,000 per share plus any unpaid dividends. On or after the seventh anniversary of the closing, the Company will have the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock will be entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and will have preference to any other dividends, if any, paid by the Company.

        The Company's capital expenditures were approximately $2,742,000, $2,232,000 and $2,266,000 in 1999, 1998 and 1997, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's capital expenditures for 2000 are expected to be approximately $3,700,000, a majority for new product tooling.

       The Company believes that cash flows generated from operations, net cash proceeds from the issuance of Preferred Stock and borrowings available under its credit facilities, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 2000.

        (C)     IMPACT OF INFLATION
          TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       INTEREST RATE RISK
       The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's Credit Facility with Fleet Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company entered into a swap agreement with Fleet to fix its interest rate at 5.63% plus a margin as determined under the Company's current credit facility on $3 million of borrowings through May 2001. An effective increase or decrease of 10% in the current effective interest rates under the Credit Facility would not have a material effect on the Company's results of operations or cash flow.

       FOREIGN CURRENCY EXCHANGE RISK
       A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future results of operations or cash flow.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                            Page
                                                                                                     Number
Report of Independent Accountants                                                                        18
TransAct Technologies Incorporated consolidated financial statements:
    Consolidated balance sheets as of December 31, 1999 and December 31, 1998.                           19
    Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997.              20
    Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997.          21
    Consolidated statement of changes in shareholders' equity for the period from December 31,           22
    1996 through December 31, 1999.
    Notes to consolidated financial statements.                                                          23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries, as described in Note 1, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
March 14, 2000

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,    December 31,
                                                                  1999           1998
                                                                  ----           ----
ASSETS:
Current assets:
   Cash and cash equivalents                                    $    279       $    546
   Receivables, net (Note 4)                                       4,863          5,153
   Inventories (Note 5)                                           10,257          8,744
   Other current assets                                            1,540          1,651
                                                                --------       --------
     Total current assets                                         16,939         16,094
                                                                --------       --------
Plant and equipment, net (Note 6)                                  6,705          5,664
Excess of cost over fair value of net assets acquired, net
   (Note 2)                                                        1,886          1,900
Other assets                                                         154            130
                                                                --------       --------
                                                                   8,745          7,694
                                                                --------       --------
                                                                $ 25,684       $ 23,788
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Bank loans payable (Note 9)                                  $     --       $    725
   Accounts payable                                                3,056          2,188
   Accrued liabilities (Note 7)                                    2,789          3,074
                                                                --------       --------
     Total current liabilities                                     5,845          5,987
                                                                --------       --------
Long-term debt (Note 9)                                            7,100          5,075
Other liabilities                                                    532            549
                                                                --------       --------
                                                                   7,632          5,624
                                                                --------       --------
Commitments and contingencies (Note 10)

Shareholders' equity (Notes 11 and 12):
   Common stock, $0.01 par value; 20,000,000
   authorized; 5,576,800 and 5,629,500 issued                         56             56
   Preferred stock, 5,000,000 authorized, no issued
   and outstanding                                                    --             --
   Additional paid-in capital                                      5,656          5,763
   Retained earnings                                               7,592          7,268
   Unamortized restricted stock compensation                        (747)          (903)
   Loan receivable from officer                                     (330)            --
   Accumulated other comprehensive income                            (20)            (7)
                                                                --------       --------
     Total shareholders' equity                                   12,207         12,177
                                                                --------       --------
                                                                $ 25,684       $ 23,788
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                         Year Ended December 31,
                                                    1999           1998          1997
                                                    ----           ----          ----
Net sales                                        $ 44,889       $ 52,239       $ 58,400
Cost of sales                                      33,135         38,413         40,227
                                                 --------       --------       --------
Gross profit                                       11,754         13,826         18,173
                                                 --------       --------       --------
Operating expenses:
   Engineering, design and product
     development expenses                           3,235          3,642          2,773
   Selling and marketing expenses                   3,887          3,280          3,028
   General and administrative expenses              4,597          4,456          4,541
   Provision for restructuring (Note 15)               --            300             --
                                                 --------       --------       --------
                                                   11,719         11,678         10,342
                                                 --------       --------       --------
Operating income                                       35          2,148          7,831
                                                 --------       --------       --------
Other income (expense):
   Interest, net                                     (399)          (353)            16
   Other, net (Note 15)                               790             32            (19)
                                                 --------       --------       --------
                                                      391           (321)            (3)
                                                 --------       --------       --------
Income before income taxes                            426          1,827          7,828
Income taxes (Note 13)                                102            621          2,935
                                                 --------       --------       --------
Net income                                       $    324       $  1,206       $  4,893
                                                 ========       ========       ========
Net income per share:
     Basic                                       $   0.06       $   0.20       $   0.72
                                                 ========       ========       ========
     Diluted                                     $   0.06       $   0.20       $   0.71
                                                 ========       ========       ========
Weighted average common shares outstanding:
     Basic                                          5,565          6,163          6,767
                                                 ========       ========       ========
     Diluted                                        5,614          6,170          6,932
                                                 ========       ========       ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Year Ended December 31,
                                                             1999             1998             1997
                                                           --------         --------         --------
Cash flows from operating activities:
   Net income                                              $    324         $  1,206         $  4,893
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                          2,238            2,030            1,591
       Deferred income taxes                                    (19)            (415)             (51)
       Loss on disposal of equipment                             11                8                8
       Changes in operating assets and liabilities:
         Receivables                                            371            2,082           (1,790)
         Inventories                                         (1,475)            (174)          (1,200)
         Other current assets                                   158              173             (623)
         Other assets                                          (100)            (134)             (50)
         Accounts payable                                       858             (855)             580
         Accrued liabilities and other liabilities             (333)             126              477
                                                           --------         --------         --------
       Net cash provided by operating activities              2,033            4,047            3,835
                                                           --------         --------         --------

Cash flows from investing activities:
   Purchases of plant and equipment                          (2,742)          (2,232)          (2,266)
   Loans to officers                                           (345)              --               --
   Acquisition of Tridex Ribbon business                       (295)              --               --
   Proceeds from sale of equipment                               --                3                3
                                                           --------         --------         --------
       Net cash used in investing activities                 (3,382)          (2,229)          (2,263)
                                                           --------         --------         --------

Cash flows from financing activities:
   Bank line of credit borrowings                            16,600           13,400            1,500
   Bank line of credit repayments                           (15,300)          (7,900)          (1,200)
   Purchases of treasury stock                                 (229)          (7,170)          (2,251)
   Proceeds from option exercises                                24                2               76
   Tax benefit related to employee stock sales                   --                3              647
   Payment of intercompany debt                                  --               --           (1,000)
                                                           --------         --------         --------
       Net cash provided by (used in) financing
           activities                                         1,095           (1,665)          (2,228)
                                                           --------         --------         --------

Effect of exchange rate changes on cash                         (13)               2                6
                                                           --------         --------         --------

Increase (decrease) in cash and cash equivalents               (267)             155             (650)

Cash and cash equivalents at beginning of period                546              391            1,041
                                                           --------         --------         --------
Cash and cash equivalents at end of period                 $    279         $    546         $    391
                                                           ========         ========         ========

Supplemental cash flow information:

   Interest paid                                           $    433         $    351         $     52
   Income taxes paid                                            171              561            2,775


          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                 Unamortized     Loan       Accumulated
                                         Common Stock     Additional              Restricted   Receivable      Other
                                       ----------------    Paid-in     Retained     Stock        from      Comprehensive   Treasury
                                       Shares    Amount    Capital     Earnings  Compensation   Officer        Income        Stock
                                       ------    ------    -------     --------  ------------   -------        ------        -----

Balance, December 31, 1996           6,722,500    $  67    $ 13,186     $  1,169    $    --     $    --       $    (15)    $     --
   Issuance of restricted stock         78,800        1       1,066           --     (1,066)         --             --           --
   Issuance of shares from
    exercise of stock options            9,000       --          76           --         --          --             --           --
   Amortization of restricted
    stock compensation                      --       --          --           --        124          --             --           --
   Tax benefit related to
    employee stock sales                    --       --         647           --         --          --             --           --
   Purchase of treasury shares        (200,000)      --          --           --         --          --             --       (2,251)
   Comprehensive income:
    Foreign currency
     translation adjustments                --       --          --           --         --          --              6           --
    Net income                              --       --          --        4,893         --          --             --           --
                                    -----------   -----    --------     --------    -------     -------       --------     --------
Balance, December 31, 1997           6,610,300       68      14,975        6,062       (942)         --             (9)      (2,251)

   Issuance of restricted stock         25,000       --         228           --       (228)         --             --           --
   Cancellation of restricted stock     (3,000)      --         (36)          --         36          --             --           --
   Issuance of shares from
    exercise of stock options              200       --           2           --         --          --             --           --
   Amortization of restricted
     stock compensation                     --       --          --           --        231          --             --           --
   Tax benefit related to
    employee stock sales                    --       --           3           --         --          --             --           --
   Purchase of treasury shares      (1,003,000)      --          --           --         --          --             --       (7,170)
   Retirement of treasury shares            --      (12)     (9,409)          --         --          --             --        9,421
   Comprehensive income:
    Foreign currency
     translation adjustment                 --       --          --           --         --          --              2           --
    Net income                              --       --          --        1,206         --          --             --           --
                                    -----------   -----    --------      --------    -------     -------       --------     --------
Balance, December 31, 1998           5,629,500       56       5,763        7,268       (903)         --             (7)          --

   Issuance of restricted stock         13,000       --          98           --        (98)         --             --           --
   Issuance of shares from
    exercise of stock options            5,100       --          24           --         --          --             --           --
   Amortization of restricted
    stock compensation                      --       --          --           --        254          --             --           --
   Purchase of treasury shares         (70,800)      --          --           --         --          --             --         (229)
   Retirement of treasury shares            --       --        (229)          --         --          --             --          229
   Issuance of loan to officer              --       --          --           --         --        (330)            --           --
   Comprehensive income:
    Foreign currency
     translation adjustment                 --       --          --           --         --          --            (13)          --
    Net income                              --       --          --          324         --          --             --           --
                                    -----------   -----    --------     --------    -------     -------       --------     --------
Balance, December 31, 1999           5,576,800    $  56    $  5,656     $  7,592    $  (747)    $  (330)      $    (20)    $     --
                                    ===========   =====    ========     ========    =======     =======       ========     ========


          See accompanying notes to consolidated financial statements.

                        TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

      TransAct Technologies Incorporated ("TransAct" or the "Company") was incorporated on June 17, 1996, as a wholly-owned subsidiary of Tridex Corporation ("Tridex"). Following the incorporation, TransAct and two of Tridex's wholly-owned subsidiaries, Magnetec Corporation ("Magnetec") and Ithaca Peripherals Incorporated ("Ithaca"), entered into a Plan of Reorganization (the "Plan of Reorganization"), pursuant to which TransAct sold, in an initial public offering (the "Offering") on August 2, 1996, 1,322,500 shares or approximately 19.7% of its common stock. On March 31, 1997 Tridex distributed its 5,400,000 shares, or 80.3% of TransAct's common stock, pro rata to persons who were Tridex stockholders of record on March 14, 1997, on the basis of approximately one share of TransAct for each share of Tridex (the "Distribution"). Upon completion of the Distribution, Tridex no longer owned any shares of TransAct capital stock.

      On January 1, 2000, the Company merged its wholly-owned subsidiary, Magnetec Corporation, with and into TransAct Technologies Incorporated.

       The financial statements of the Company for the year ended December 31, 1997 have been prepared principally on the basis of the Plan of Reorganization above and include the financial position and consolidated (combined prior to the implementation of the Plan of Reorganization) results of operations and cash flows of the business described. The term consolidated as used herein refers to both the consolidated and combined financial statements. The Company carries its assets and liabilities at historical cost. The financial results in the 1997 financial statements are not necessarily indicative of results that would have occurred if the Company had been a separate stand alone entity during the periods presented or of future results of the Company.

2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS AND PRODUCTS: TransAct, through its two operations, one in Wallingford, CT and the other in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers and related products under the Ithaca(R), Magnetec(R) and TransAct.com brand names. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on five vertical markets: point-of-sale ("POS), gaming and lottery, financial services, kiosk and Internet. The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value-added resellers and selected distributors, primarily in the United States, Canada, Europe and Latin America.

       TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of its vertical markets. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

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

      PLANT AND EQUIPMENT AND DEPRECIATION: Plant and equipment and leasehold improvements are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $1,699,000, $1,546,000 and $1,227,000 in 1999, 1998 and 1997, respectively.

      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED: The excess of cost over fair value of net assets acquired (goodwill) resulted from the acquisition of (i) Ithaca in 1991 and the (ii) Tridex Ribbon business in 1999. The original amount applicable to the Ithaca acquisition totaled $3,536,000 and is being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon business acquisition totaled $180,000 and is being amortized on the straight-line method over 5 years. Accumulated amortization of goodwill was $1,830,000 and $1,636,000 at December 31, 1999 and 1998, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations of the acquired businesses. The Company believes that no impairment of goodwill exists at December 31, 1999.

      REVENUE RECOGNITION: Sales are recognized when the product is shipped. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. No one customer accounted for more than 10% of net sales during 1999. Sales to one customer accounted for approximately 32% and 29% of net sales for the year ended December 31, 1998 and 1997, respectively.

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

      EARNINGS PER SHARE: TransAct adopted FAS 128 "Earnings per Share," effective December 15, 1997, which requires the dual presentation of basic and diluted earnings per share for complex capital structures. In accordance with FAS 128, earnings per share presented in the accompanying financial statements for the period prior to adoption have been restated.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Financial Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in June 1998 which, as amended, is currently effective January 1, 2001 for the Company. The Company believes adoption of FAS 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

      Prior to the Offering, Tridex provided certain general and administrative services to the Company. Such services were provided and reimbursed at actual cost, which amounted to approximately $96,000 for the year ended December 31, 1997. On July 31, 1996, the Company entered into a Tax Sharing Agreement with Tridex. Tax benefits related to certain tax carryforwards arising prior to the Distribution will be paid to Tridex as the carryforwards are utilized. For the year ended December 31, 1997, the Company paid, net of refunds from Tridex, approximately $410,000 to Tridex pursuant to the agreement.

      The Company sold certain POS printers to a wholly-owned subsidiary of Tridex. Revenues from the sale of such printers amounted to $2,675,000 during 1997.

      On May 28, 1999, the Company acquired the business and substantially all the assets of the Tridex ribbon business for total cash consideration of approximately $295,000. The acquisition has been accounted for by the purchase method of accounting. The purchased assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The results of operations of the acquired company have been included with those of the Company since the date of acquisition. The acquisition cost exceeded the fair value of the net assets acquired by $180,000. Such excess cost is being amortized over a five-year period on a straight-line basis. Prior to the acquisition, the Company provided Tridex with space within its Wallingford, CT manufacturing facility and certain support services for the ribbon business.

4. RECEIVABLES

      Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                            Year Ended December 31,
                                         1999        1998        1997
                                         -----       -----       -----
   (In thousands)
   Balance at beginning of period        $ 139      $  102      $  106
     Provision for doubtful accounts         -          41          18
     Accounts written off, net of           (7)         (4)        (22)
   recoveries
                                         -----       -----       -----
   Balance at end of period              $ 132       $ 139       $ 102
                                         =====       =====       =====


5. INVENTORIES

      The components of inventories are:

                                               December 31,
   (In thousands)                           1999         1998
                                            ----         ----
   Raw materials and component parts      $  9,198     $  7,754
   Work-in-process                             542          495
   Finished goods                              517          495
                                          $ 10,257     $  8,744

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PLANT AND EQUIPMENT

      The components of plant and equipment, net are:

                                                  December 31,
   (In thousands)                            1999             1998
                                           --------         --------
   Tooling, machinery and equipment        $  9,501         $  9,533

   Furniture, office and computer             3,746            3,276
   equipment

   Leasehold improvements                       660              551
                                           --------         --------
                                             13,907           13,360
   Less:  accumulated depreciation           (7,202)          (7,696)
                                           --------         --------
                                           $  6,705         $  5,664
                                           ========         ========

7. ACCRUED LIABILITIES

      The components of accrued liabilities are:


                                           December 31,
   (In thousands)                      1999          1998
                                      ------        ------
   Payroll and fringe benefits        $  521        $  522
   Income taxes payable                  653           757
   Customer advances, deferred
   revenue and Warranty                  767           850
   Restructuring                          --           300
   Other                                 848           645
                                      ------        ------
                                      $2,789        $3,074
                                      ======        ======

8. RETIREMENT SAVINGS PLAN

      On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "Plan"), a defined contribution plan under
   Section 401(k) of the Internal Revenue Code. Prior to the Distribution, the Company's employees participated in the Tridex Corporation Retirement Savings Plan. All full-time employees are eligible to participate in the Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 50% of employees' contributions up to the first 4% of the employees' compensation contributed to the Plan. The Company's matching contributions were $145,000, $159,000 and $101,000 in 1999, 1998 and 1997, respectively, and are included in general and administrative expense. Prior to January 1, 1998, the Company's rate of matching contributions was 37.5% of the employees' contributions up to the first 4% of the employees' compensation contributed to the Plan.

9. BANK CREDIT AGREEMENT

      On January 29, 1998, the Company entered into a $15,000,000 credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"). The Credit Facility provided the Company with a $5,000,000 revolving working capital facility, and a $10,000,000 revolving credit facility that may be used for activities such as acquisitions and repurchases of the Company's common stock. Borrowings under the $10,000,000 revolving credit facility could, at the Company's election, be converted to a four-year term loan commencing on June 30, 1999, the expiration date of the Credit Facility. Borrowings under the Credit Facility bore interest at Fleet's prime rate and bore a commitment fee ranging from 0.25% to 0.50% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from
   1.25 to 1.75 percentage points over the market rate. The Credit Facility was secured by a lien on substantially all of the assets of the Company and imposed certain financial covenants and restricted the payment of cash dividends and the creation of liens. The Company had $5,800,000 of borrowings outstanding under the Credit Facility at December 31, 1998.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. BANK CREDIT AGREEMENT (CONTINUED)

      The Company intended to convert the outstanding borrowings to a four-year term loan at the expiration of the Credit Facility. In accordance with that intent, $5,075,000 ($5,800,000, less the current maturity of $725,000) was classified as long-term debt at December 31, 1998.

      On May 7, 1999, the Company entered into a new two-year $10,000,000 revolving credit facility (the "Amended Credit Facility") with Fleet, expiring on May 31, 2001. The Amended Credit Facility replaced both the existing $5,000,000 revolving working capital facility and $10,000,000 revolving credit facility. The Amended Credit Facility provides the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the Amended Credit facility bear interest on outstanding borrowings at Fleet's prime rate (8.50% at December 31, 1999) and bear a commitment fee ranging from 0.25% to 0.625% (0.625% at December 31, 1999) on any unused portion of the Amended Credit Facility. The Amended Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate ("Margin"), depending on the Company meeting certain ratios. Concurrent with the Amended Credit Facility, the Company entered into a swap agreement with Fleet under which the Company fixed its interest rate at 5.63% plus the applicable Margin for two years on $3,000,000 of outstanding borrowings under the Amended Credit Facility. The Amended Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of cash dividends and the creation of liens. The Company had $7,100,000 of outstanding borrowings under this facility at December 31, 1999.

      On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring on May 31, 2002. The New Credit Facility replaced the Amended Credit Facility. The New Credit Facility provides the Company with a $13,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bear a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from
   1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the creation of liens.

10.COMMITMENTS AND CONTINGENCIES

      At December 31, 1999, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $953,000, $957,000 and $713,000 in 1999, 1998 and 1997, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows: $858,000 in 2000; $851,000 in 2001; $831,000 in
   2002; $821,000 in 2003; $818,000 in 2004 and $2,832,000 thereafter.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND WARRANTS

      STOCK OPTIONS. On July 30, 1996, the Company adopted the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, and the Directors' Stock Plan which provides for non-discretionary awards to non-employee directors. The plans provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and vest over a five-year period, unless automatically accelerated. At December 31, 1999, the Company has reserved 960,000 shares of common stock for issuance under the 1996 Stock Plan and Directors' Stock Plan.

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

      The 1996 Stock Plan and Directors' Stock Plan option activity is summarized below:

                                                                  Year Ended December 31,
                                             1999                          1998                          1997
                                    -----------------------       -----------------------        -----------------------
                                                   Weighted                      Weighted                       Weighted
                                                   Average                       Average                        Average
                                                   Exercise                      Exercise                       Exercise
                                     Shares          Price         Shares          Price          Shares          Price
                                    --------       --------       --------       --------        --------       --------
Outstanding at beginning of          752,300         $ 8.04        542,600         $10.97         339,300         $ 8.50
  period:
   Granted                           104,500           5.86        428,100           5.75         227,500          14.45
   Exercised                          (5,100)          4.75           (200)          8.50          (9,000)          8.50
   Canceled                          (33,600)          5.07       (218,200)         10.83         (15,200)         10.04
                                    --------         ------       --------         ------        --------         ------
Outstanding at end of period         818,100         $ 7.89        752,300         $ 8.04         542,600         $10.97
                                    ========         ======       ========         ======        ========         ======
Options exercisable at end
  of period                          296,140         $ 8.33        165,360         $ 8.28          57,060         $ 8.50
                                    ========         ======       ========         ======        ========         ======


                                              Options Outstanding                        Options Exercisable
                                   -----------------------------------------------    ----------------------------
                                                     Weighted-       Weighted-                           Weighted-
                                   Outstanding at     Average         Average          Exercisable at    Average
                                    December 31,      Exercise       Remaining         December 31,      Exercise
     Range of Exercise Prices           1999            Price     Contractual Life         1999            Price
     ------------------------           ----            -----     ----------------         ----            -----
                                                                    (In years)

     $  2.50    - $  7.50             368,800           $ 4.76            8.3              97,960          $ 4.53
        7.51    -   10.00             324,300             8.72            7.3             148,380            8.60
       10.01    -   12.50               8,500            11.66            7.4               3,200           11.70
       12.51    -   15.00              50,500            13.75            7.1              20,200           13.75
       15.01    -   17.50              66,000            16.38            7.6              26,400           16.38


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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

      Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in FAS 123, the Company's net income and net income per share would have been as follows:

                                                                             Year Ended December 31,
                                                                     1999            1998             1997
                                                                   ---------       ---------        ---------
   (In thousands, except per share data)
   Net income (loss):

     As reported                                                   $     324       $   1,206        $   4,893
     Pro forma under FAS 123                                            (422)            747            4,422
   Net income (loss) per share:
     Basic:

      As reported                                                       0.06            0.20             0.72
      Pro forma under FAS 123                                          (0.08)           0.12             0.65
     Diluted:

      As reported                                                       0.06            0.20             0.71
      Pro forma under FAS 123                                          (0.08)           0.12             0.64


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 1999, 1998 and 1997.

                                                                               Year Ended December 31,
                                                                        1999             1998             1997
                                                                      --------         --------         --------
   Risk-free interest rate                                                 5.8%             4.9%             6.4%
   Dividend yield                                                            0%               0%               0%
   Expected volatility factor                                             78.0%            78.1%            60.0%
   Expected option term                                               7.5 years        10 years         10 years
   Weighted average fair value of options granted during period        $   4.55         $   4.69         $  10.97

      RESTRICTED STOCK: Under the 1996 Stock Plan, the Company has granted shares of restricted common stock, for no consideration, to its Chairman of the Board, officers and certain key employees. The 1996 Stock Plan and Directors' Stock Plan restricted stock activity is summarized below:

                                                             Year Ended December 31,
                                                       1999            1998           1997
                                                    -------        --------         ------
   Outstanding shares at beginning of period        100,800          78,800             --
      Granted                                        13,000          25,000         78,800
      Canceled                                           --          (3,000)            --
                                                    -------        --------         ------
   Outstanding shares at end of period              113,800         100,800         78,800
                                                    =======        ========         ======
   Vested shares at end of period                    18,720           9,360             --
                                                    =======        ========         ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. STOCK OPTIONS AND WARRANTS (CONTINUED)

      Of the 113,800 shares of restricted stock outstanding at December 31, 1999, 59,800 shares vest over a five-year period, while 54,000 shares vest at the end of a five-year period. Under certain conditions vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the vesting period. Amortization expense of $254,000, $231,000 and $124,000 was recorded during 1999, 1998 and 1997, respectively.

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

13. INCOME TAXES

      The components of the income tax provision are as follows:

                                             Year Ended December 31,
                                       1999            1998            1997
                                     -------         -------         -------
   (In thousands)
   Current:
     Federal                         $    88         $   779         $ 2,461
     State                                18             126             525
     Foreign                              12             131              --
                                     -------         -------         -------
                                         118           1,036           2,986
                                     -------         -------         -------
   Deferred:
     Federal                             (37)           (371)            (46)
     State                                18             (44)             (5)
     Foreign                               3              --              --
                                     -------         -------         -------
                                         (16)           (415)            (51)
                                     -------         -------         -------
   Total income tax provision        $   102         $   621         $ 2,935
                                     =======         =======         =======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.   INCOME TAXES (CONTINUED)

      The Company had foreign income before taxes of $65,000, $435,000 and $131,000 in 1999, 1998 and 1997, respectively.

      Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                               December 31,
   (In thousands)                           1999          1998
                                          ------        ------
   Gross deferred tax assets:
     Liabilities and reserves             $1,320        $1,187
                                          ======        ======
   Gross deferred tax liabilities:
     Depreciation                         $  539        $  425
                                          ======        ======

      Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                    Year Ended December 31,
                                              1999            1998            1997
                                             ------          ------          ------
   Federal statutory tax rate                  34.0%           34.0%           34.0%
   State income taxes, net of federal
   income taxes                                13.2             6.0             4.4
   Non-deductible purchase accounting
   adjustments                                 41.6             4.4             0.9
   Tax benefit from foreign sales
   corporation                                   --            (2.2)           (1.0)
   Tax benefit from tax credits               (60.0)           (5.8)           (1.6)
   Foreign rate differential                   (1.6)           (0.9)             --
   Other                                       (3.2)           (1.5)            0.8
                                             ------          ------          ------
     Effective tax rate                        24.0%           34.0%           37.5%
                                             ======          ======          ======


14. DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, other current assets, other assets, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short nature of the transactions. The carrying value of long-term debt approximates the fair value based upon the variable rate on that debt, and upon the recent negotiation of a new debt facility with similar features and rates.

      Off-balance sheet derivative financial instruments include interest-rate swaps. At December 31, 1999, interest-rate swaps, held for purposes other than trading, have a fair value settlement of $35,000, based on the underlying principal amount of $3,000,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. SIGNIFICANT TRANSACTIONS

      On June 25, 1999, the Company and its wholly-owned subsidiary, Magnetec Corporation ("Magnetec"), commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH Corporation ("GTECH") for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which Magnetec will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) online lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and filed dismissal stipulations to terminate the federal and state lawsuits. As a result of the settlement, the Company reported $770,000 ($1 million cash settlement, less $230,000 of directly-related expenses) in other income during 1999.

      On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock on the open market during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer secured by 154,000 shares of the Company's common stock, which includes 50,000 shares of restricted stock. The loan bears interest at a rate equivalent to the Company's average borrowing rate its current credit facility, and is payable annually. The principal amount of the loan is deducted from shareholders' equity.

      During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. During May, August and October 1998, the Board approved the repurchase of an additional 500,000, 250,000 and 250,000 shares, respectively, bringing the total authorized to 1.5 million shares. The Company acquired 70,800 shares of its common stock for $229,000 in 1999, 1,003,000 shares for $7,170,000 in 1998, and 200,000 shares for $2,251,000 in
   1997. Since the Company began the stock repurchase program in December 1997 through December 31, 1999, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share).

      During the fourth quarter of 1998, the Company recorded a restructuring charge of $300,000 for severance costs related to the downsizing and reorganization of its manufacturing facility in Wallingford, CT.

16. INTERNATIONAL OPERATIONS

      The Company has foreign operations primarily from Ithaca Peripherals Ltd., a wholly-owned subsidiary, which had sales to its customers of $700,000, $4,990,000 and $4,204,000 in the year ended December 31, 1999, 1998 and 1997, respectively. The Company had export sales to its customers from the United States of approximately $7,807,000, $3,396,000 and $5,618,00 in the year ended December 31, 1999, 1998 and 1997, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SUBSEQUENT EVENTS (UNAUDITED)

      On March 20, 2000 the Company entered into an agreement with Advance Capital Advisors, L.P. and its affiliates for the sale of 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The agreement is subject to customary closing conditions. The Company expects to receive the net proceeds and issue the Preferred Stock in April 2000. The Preferred Stock will be convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company will issue warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants will be exercisable at any time until the fifth anniversary of the closing. The Preferred Stock will be subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30 day period ending on or after the third anniversary of the closing, or for a 60 day period beginning on or after the second anniversary of the closing. The Preferred Stock will be redeemable at the option of the holders on the fifth anniversary of the closing at $1,000 per share plus any unpaid dividends. On or after the seventh anniversary of the closing, the Company will have the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock will be entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and will have preference to any other dividends, if any, paid by the Company.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The Company's quarterly results of operations for the years ended December 31, 1999, 1998 and 1997 (unaudited) are as follows:

                                                                      Quarter Ended
                                                 ------------------------      -------------------------
   (In thousands, except per share amounts)      March 27        June 26       September 25   December 31
                                                 --------        -------       ------------   -----------
      1999:
         Net sales                                $ 9,201         $12,524        $13,020        $ 10,144
         Gross profit                               2,428           3,238          3,335           2,753
         Net income (loss)                           (279)            146            837            (380)
         Net income (loss) per share:

           Basic                                    (0.05)           0.03           0.15           (0.07)
           Diluted                                  (0.05)           0.03           0.15           (0.07)


                                          March 28        June 27    September 26    December 31
                                          --------        -------    ------------    -----------
   1998:
      Net sales                           $13,280        $12,500        $13,600        $ 12,859
      Gross profit                          3,746          3,435          3,778           2,867
      Net income (loss)                       634            231            533            (192)
      Net income (loss) per share:
        Basic                                0.10           0.04           0.09           (0.03)
        Diluted                              0.10           0.04           0.09           (0.03)

                                      March 29       June 28      September 27   December 31
                                      --------       -------      ------------   -----------
      1997:
         Net sales                    $14,014        $15,569        $16,040        $12,777
         Gross profit                   4,352          4,963          5,065          3,793
         Net income                     1,087          1,360          1,582            864
         Net income per share:
           Basic                         0.16           0.20           0.23           0.13
           Diluted                       0.16           0.20           0.23           0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information contained in "Election of Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 11, 2000 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

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

            Financial statements

      (i)   See Item 8.

      (ii)  Financial statement schedules

            All schedules are omitted since the required information is either
            (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

      (iii)       List of exhibits
                  ----------------
                  3.1(a)   Certificate of Incorporation of the Company, filed with the Secretary of State of        (2)
                           Delaware on June 17, 1996.

                  3.1(b)   Certificate of Amendment of Certificate of Incorporation of the Company, filed with      (4)
                           the Secretary of State of Delaware on May 30, 1997.

                  3.2      Amended and Restated By-laws of the Company.                                             (6)

                  4.1      Specimen Common Stock Certificate.                                                       (2)

                  4.2      Amended and Restated Rights Agreement between TransAct and American Stock Transfer &     (5)
                           Trust Company dated February 16, 1998.

                 10.1      Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct.             (3)

                 10.2      Purchase Agreement dated as of October 17, 1996 between ICL Pathway Limited, Ithaca      (3)
                           Peripherals Limited and TransAct. (Pursuant to Rule 24b-2 under the Securities
                           Exchange Act of 1934, as amended (the "Exchange Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.3(x)   1996 Stock Plan, effective July 30, 1996.                                                (3)

                 10.4(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.                           (3)

                 10.5      Sales and Marketing Agreement by and between the Company and Oki Europe Limited,         (2)
                           dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act of 1993, as amended
                           (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.6      OEM Purchase Agreement by and between OKIDATA and Tridex, dated January 21, 1991.        (2)
                           (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.7      Strategic Agreement by and between OKIDATA and Tridex, dated May 9, 1996. (Pursuant      (2)
                           to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.8      Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23,        (2)
                           1992.

                 10.9(x)   Employment Agreement, dated July 31, 1996, by and between the Company and Bart C.        (2)
                           Shuldman.

                 10.10(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Richard L.     (2)
                           Cote.

                 10.11(x)  Severance Agreement by and between TransAct and Lucy H. Staley, dated September 4,       (3)
                           1996.

                 10.12(x)  Severance Agreement by and between TransAct and John Cygielnik, dated September 10,      (3)
                           1996.

                 10.13(x)  Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4,     (3)
                           1996.

                 10.14(x)  Severance Agreement by and between TransAct and David A. Ritchie, dated July 1, 1997.    (4)

                 10.15     Credit Agreement dated as of January 29, 1998 among TransAct, Magnetec and Fleet         (4)
                           National Bank.

                 10.16     Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca,          (4)
                           dated December 2, 1996.

                 10.17     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (4)
                           July  30, 1997.


                 10.18     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated May 31,     (4)
                           1996.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.19(x)  Severance Agreement by and between TransAct and Steven A. DeMartino, dated January       (6)
                           21, 1998.

                 10.20     Loan Agreement by and between the Company and Bart C. Shuldman, dated February 23,       (6)
                           1999.

                 10.21     Amendment No. 1 to Credit Agreement dated as of May 7, 1999 by and among TransAct        (7)
                           Technologies Incorporated, Magnetec Corporation and Fleet National Bank.

                 10.22     Asset Transfer Agreement dated as of May 28, 1999 between Magnetec Corporation and       (7)
                           Tridex Corporation.

                 10.23     OEM Purchase Agreement by and between GTECH Corporation, TransAct Technologies and       (8)
                           Magnetec Corporation commencing July 14, 1999.  (Pursuant to Rule 24-b-2 under the
                           Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.24     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated August      (1)
                           28, 1999.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 11.1      Computation of earnings per share.                                                       (1)

                 21.1      Subsidiaries of the Company.                                                             (1)

                 23.1      Consent of PricewaterhouseCoopers LLP.                                                   (1)

                 27.1      Financial Data Schedule.                                                                 (1)



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

                 (4)       These exhibits, which were previously filed with the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997, is incorporated by reference.

                 (5)       This exhibit, which was previously filed with the Company's Current Report on Form
                           8-K filed February 18, 1999, is incorporated by reference.

                (6)        These exhibits, which were previously filed with the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1998, is incorporated by reference.

                (7)        These exhibits, which were previously filed with the Company's Quarterly Report on
                           Form 10-Q for the period ended June 26, 1999, is incorporated by reference.

                (8)        This exhibit, which was previously filed with the Company's Quarterly Report on
                           Form 10-Q for the period ended September 25, 1999, is incorporated by reference.

                (x)        Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

     (B)   REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TRANSACT TECHNOLOGIES INCORPORATED

                            By: /s/ Bart C. Shuldman
                                --------------------------------------------
                                Bart C. Shuldman
                                President, Chief Executive Officer and Director
                                Date:   March 28, 2000

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

Signature                                                   Title                                       Date
---------                                                   -----                                       ----
   /s/ Bart C. Shuldman                     President, Chief Executive Officer and               March 28, 2000
------------------------------------        Director
Bart C. Shuldman                            (Principal Executive Officer)



   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            March 28, 2000
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)



   /s/ Steven A. DeMartino                  Vice President and Corporate Controller              March 28, 2000
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino


   /s/ Thomas R. Schwarz                    Chairman of the Board and Director                   March 28, 2000
------------------------------------
Thomas R. Schwarz


   /s/ Graham Y. Tanaka                     Director                                             March 28, 2000
------------------------------------
Graham Y. Tanaka


   /s/ Charles A. Dill                      Director                                             March 28, 2000
------------------------------------
Charles A. Dill

                                  EXHIBIT LIST

The following exhibits are filed herewith.

          Exhibit
          -------
           10.24   Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated August 28, 1999. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested
                   confidential treatment of portions of this exhibit deleted from the filed copy.)

           11.1    Computation of earnings per share.

           21.1    Subsidiaries of the Company.

           23.1    Consent of PricewaterhouseCoopers LLP.

           27.1    Financial Data Schedule.