Form 10-Q
period 2000-03-25
TRANSACT TECHNOLOGIES INC
filed 2000-05-08
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 25, 2000

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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING APRIL 28, 2000

COMMON STOCK,                                                          5,578,725
$.01 PAR VALUE

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                         Page No.
      Item 1                Financial Statements

                            Consolidated  condensed  balance sheets as of March 25, 2000 and December
                            31, 1999                                                                           3

                            Consolidated  condensed  statements  of  operations  for the three months
                            ended March 25, 2000 and March 27, 1999                                            4

                            Consolidated  condensed  statements  of cash  flows for the three  months
                            ended March 25, 2000 and March 27, 1999                                            5

                            Notes to consolidated condensed financial statements                               6

      Item 2                Management's  Discussion and Analysis of Financial  Condition and Results
                            of Operations                                                                      7

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        11

PART II.                    Other Information:

      Item 6                Exhibits and Reports on Form 8-K                                                  11

      Signatures                                                                                              12

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            MARCH 25,     December 31,
(In thousands)                                                2000           1999
                                                           ----------       --------
ASSETS:                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                $    233        $    279
   Receivables, net                                            6,572           4,863
   Inventories                                                11,209          10,257
   Other current assets                                        1,550           1,540
                                                            --------        --------
     Total current assets                                     19,564          16,939
                                                            --------        --------

Plant and equipment, net                                       6,907           6,705
Excess of cost over fair value of net assets acquired          1,834           1,886
Other assets                                                     191             154
                                                            --------        --------
                                                               8,932           8,745
                                                            --------        --------
                                                            $ 28,496        $ 25,684
                                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                         $  3,727        $  3,056
   Accrued liabilities                                         2,788           2,789
                                                            --------        --------
     Total current liabilities                                 6,515           5,845
                                                            --------        --------
Long term debt                                                 9,500           7,100
Other liabilities                                                500             532
                                                            --------        --------
                                                              10,000           7,632
                                                            --------        --------

Shareholders' equity:
   Common stock                                                   56              56
   Additional paid-in capital                                  5,682           5,656
   Retained earnings                                           7,292           7,592
   Unamortized restricted stock compensation                    (694)           (747)
   Loan receivable from officer                                 (330)           (330)
   Accumulated other comprehensive loss                          (25)            (20)
                                                            --------        --------
     Total shareholders' equity                               11,981          12,207
                                                            --------        --------
                                                            $ 28,496        $ 25,684
                                                            ========        ========




            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                               -------------------------
                                                               MARCH 25,       March 27,
(In thousands, except per share data)                            2000            1999
                                                                --------        --------
Net sales                                                       $ 11,238        $  9,201
Cost of sales                                                      8,225           6,773
                                                                --------        --------

Gross profit                                                       3,013           2,428
                                                                --------        --------
Operating expenses:
   Engineering, design and product
     development expenses                                            860             801
   Selling and marketing expenses                                  1,255             859
   General and administrative expenses                             1,222           1,088
                                                                --------        --------
                                                                   3,337           2,748
                                                                --------        --------

Operating loss                                                      (324)           (320)
                                                                --------        --------
Other income (expense):
   Interest, net                                                    (154)            (90)
   Other, net                                                         17              15
                                                                --------        --------
                                                                    (137)            (75)
                                                                --------        --------

Loss before income taxes                                            (461)           (395)
Income tax benefit                                                  (161)           (116)
                                                                --------        --------

Net loss                                                        $   (300)       $   (279)
                                                                ========        ========
Net loss per share:
   Basic                                                        $  (0.05)       $  (0.05)
                                                                ========        ========
   Diluted                                                         (0.05)          (0.05)
                                                                ========        ========

Weighted average common shares outstanding:

   Basic                                                           5,483           5,578
                                                                ========        ========
   Diluted                                                         5,483           5,578
                                                                ========        ========




            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                    ------------------------
                                                                    MARCH 25,      March 27,
(In thousands)                                                        2000           1999
                                                                     -------        -------

Cash flows from operating activities:
   Net income (loss)                                                 $  (300)       $  (279)
   Adjustments to reconcile net loss to net cash
     provided by  (used in) operating activities:
       Depreciation and amortization                                     599            560
       Gain on disposal of equipment                                      (4)            --
       Changes in operating assets and liabilities:
         Receivables                                                  (1,709)          (176)
         Inventories                                                    (952)           629
         Other current assets                                            (10)            28
         Other assets                                                    (58)            (7)
         Accounts payable                                                671            386
         Accrued liabilities and other liabilities                       (33)          (392)
                                                                     -------        -------
           Net cash provided by (used in) operating activities        (1,796)           749
                                                                     -------        -------

Cash flows from investing activities:
   Purchases of plant and equipment                                     (664)          (405)
                                                                     -------        -------
     Net cash used in investing activities                              (664)          (405)
                                                                     -------        -------

Cash flows from financing activities:
   Bank line of credit borrowings                                      6,900          2,000
   Bank line of credit repayments                                     (4,500)        (2,000)
   Purchases of treasury stock                                            --           (229)
   Loan to officer                                                        --           (330)
   Proceeds from option exercises                                         19             --
                                                                     -------        -------
     Net cash provided by (used in) financing activities               2,419           (559)
                                                                     -------        -------

Effect of exchange rate changes on cash                                   (5)           (10)
                                                                     -------        -------

Decrease in cash and cash equivalents                                    (46)          (225)
Cash and cash equivalents at beginning of period                         279            546
                                                                     -------        -------
Cash and cash equivalents at end of period                           $   233        $   321
                                                                     =======        =======



            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 25, 2000, and the results of its operations and cash flows for the three months ended March 25, 2000 and March 27, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three months ended March 25, 2000 and March 27, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings per share

                  Basic earnings per common share for the three months ended March 25, 2000 and March 27, 1999 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.       Inventories:

           The components of inventory are:

                                                        March 25,           December 31,
            (In thousands)                                2000                  1999
                                                        ---------           -----------
            Raw materials and component parts           $  10,632             $  9,198
            Work-in-process                                   400                  542
            Finished goods                                    177                  517
                                                        ---------             --------
                                                        $  11,209             $ 10,257
                                                        =========             ========

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       Significant transactions

                  On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring on May 31, 2002. The New Credit Facility replaced the existing $10,000,000 facility also with Fleet. The New Credit Facility provides the Company with a $13,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bear a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the creation of liens.

6.       Subsequent events

                  On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants are exercisable at any time until the April 7, 2005. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30 day period ending on or after April 7, 2003, or for a 60 day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. On or after April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.


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

       Currently, the Company has not encountered any significant business interruptions from the Year 2000 issue on its internal IT and non-IT systems. The Company will continue to monitor its systems and vendors to ensure that issues do not manifest themselves over the next few months. Although the Company does not anticipate any future significant business interruptions, no assurance can be given that such interruptions will not occur.



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 25, 2000 COMPARED TO THREE MONTHS ENDED MARCH 27, 1999

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
             (In thousands, except %)          March 25, 2000                 March 27, 1999
                                          ------------------------      ------------------------
             Point of sale                $      5,833     51.9 %           $4,832       52.5 %
             Gaming and lottery                  3,947     35.1              2,194       23.8
             Other                               1,458     13.0              2,175       23.7
                                          ------------- ----------      ----------- ------------

                                           $    11,238    100.0 %           $9,201      100.0 %
                                          ============= ==========      =========== ============


Net sales for the first quarter of 2000 increased $2,037,000, or 22%, to $11,238,000 from $9,201,000 in the prior year's first quarter, due to increased shipments into the point of sale ("POS") and gaming and lottery markets, somewhat offset by decreased sales into the Company's other markets.

Point of sale: Sales of the Company's POS printers increased approximately $1,001,000, or 21%. International POS printer shipments increased approximately $1,468,000 due largely to resumed printer shipments for the British Post Office project. Shipments for this project totaled approximately $1,200,000 in the first quarter of 2000. Domestic POS printer sales decreased $467,000 due primarily to softness in demand from the Company's domestic distributors in the first quarter of 2000.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $1,753,000, or 80%, from the first quarter a year ago. The overall increase primarily reflects resumed printer shipments of the Company's on-line lottery printers to GTECH. Shipments of these printers and spares totaled approximately $3,100,000. The increase due to resumed shipments to GTECH was largely offset by a decrease of approximately $1,300,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. In October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result, the Company does not expect any future sales of its VLT printers in South Carolina. However, the Company is currently pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina, including newly legalized casinos in California.

Other: Sales of the Company's printers into other markets decreased by $717,000, or 33% to $1,458,000 from $2,175,000 in the prior year's quarter, due primarily to lower sales of the Company's kiosk printers. The first quarter of 1999 included shipments of approximately $600,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first quarter of 2000.

GROSS PROFIT. Gross profit increased $585,000, or 24%, to $3,013,000 from $2,428,000 in the prior year's quarter due primarily to higher volume of sales. The gross margin also increased to 26.8% from 26.4%. Due to higher expected sales volume, the Company expects its gross margin to improve slightly for the remainder of 2000.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $59,000, or 7%, to $860,000 from $801,000 in the first quarter of 1999. This decrease is primarily due to increased product development and design expenses, primarily for development of printers utilizing inkjet printing technology. Engineering and product development expense decreased as a percentage of net sales to 7.6% from 8.7%, due largely to higher sales volume in the first quarter of 2000 compared to 1999.

SELLING AND MARKETING. Selling and marketing expenses increased $396,000, or 46%, to $1,255,000 from $859,000 in the quarter ended March 27, 1999, and increased as a percentage of net sales to 11.2% from 9.3%. Such expenses increased primarily due to marketing and promotional activities incurred in the first quarter of 2000 in preparation for the launch of the Company's new family of printers utilizing inkjet printing technology and, to a lesser extent, additional marketing staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $134,000, or 12%, to $1,222,000 from $1,088,000 in the comparable prior year's quarter. The increase primarily resulted from higher expenses related to the Company's upgrade of its telecommunications system in late 1999 and an increase in payroll related expenses. General and administrative expenses decreased as a percentage of net sales to 10.9% from 11.8%, due to primarily to higher volume of sales in the first quarter of 2000 compared to 1999.

OPERATING LOSS. The Company incurred an operating loss of $324,000 in the first quarter of 2000 compared to $320,000 in the first quarter of the prior year. Despite an increase in sales of approximately $2 million in the first quarter of 2000 compared to 1999, the Company experienced a net loss, as gross profit on incremental sales was entirely offset by higher operating expenses (primarily planned marketing and product development expenses related to the launch of the Company's printers utilizing inkjet printing technology).

INTEREST. Net interest expense increased to $154,000 from $90,000 in the first quarter of 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's operating loss, the Company recorded an income tax benefit of $161,000 and $116,000 for the quarter ended March 25, 2000 and March 27, 1999, respectively.

NET LOSS. The Company incurred a net loss during the first quarter of 2000 of $300,000, or $0.05 per share (basic and diluted) compared to a net loss of $279,000, or $0.05 per share (basic and diluted) for the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company reported cash used in operations of $1,796,000 during the first quarter of 2000 compared to cash generated from operations of $749,000 during the first quarter of 1999. The Company's working capital increased to $13,059,000 at March 25, 2000 from $11,094,000 at December 31, 1999. The current ratio also increased to 3.00 at March 25, 2000 from 2.90 at December 31, 1999. Both the increase in working capital and the current ratio were largely due to
(1) higher receivables at March 25, 2000 resulting from higher sales volume in the first quarter of 2000 compared to the fourth quarter of 1999 and (2) higher inventory levels in anticipation of higher sales volume and new product launches for the remainder of 2000.

During 1997 and 1998, the Board of Directors authorized the repurchase of up to
1.5 million shares of the Company's common stock (the "Stock Buyback Program"). Since the Company began the Stock Buyback Program in December 1997, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share). No repurchases have been made since the first quarter of 1999. All shares repurchased under the Stock Buyback Program were retired. Further repurchases of the Company's common stock will depend upon future cash flow of the Company and stock market conditions.

The Company had in place a two-year $10,000,000 revolving credit facility (the "Credit Facility") with Fleet, expiring May 31, 2001. The Credit Facility provided the Company with a $10,000,000 credit facility that may be used to fund working capital. Borrowings under the Credit Facility bore interest at Fleet's prime rate and bore a commitment fee ranging from 0.25% to 0.625% on any unused portion of the Credit Facility. The Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from
1.50 to 2.25 percentage points (the "Margin") over the market rate, depending on the Company meeting certain ratios. Concurrent with the Credit Facility, the Company entered into a swap agreement with Fleet under which the Company fixed its interest rate at 5.63% plus the applicable Margin until May 31, 2001 on $3,000,000 of outstanding borrowings under the Credit Facility. The Credit Facility was secured by a lien on substantially all the assets of the Company, imposed certain financial covenants and restricted the payment of dividends and the creation of liens. The Company had $7,100,000 of outstanding borrowings under this facility at December 31, 1999.

On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring on May 31, 2002. The New Credit Facility replaced the Credit Facility. The New Credit Facility provides the Company with a $13,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bears a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of dividends and the creation of liens. The Company had $9,500,000 of outstanding borrowings under this facility at March 25, 2000.

On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants are exercisable at any time until the April 7, 2005. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30 day period ending on or after April 7, 2003, or for a 60 day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. On or after April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

The Company's capital expenditures were approximately $664,000 and $405,000 for the three months ended March 25, 2000 and March 27, 1999, respectively. These expenditures primarily included new product tooling. The Company's total capital expenditures for 2000 are expected to be approximately $3,900,000, a majority for new product tooling.

The Company believes that cash flows generated from operations, net cash proceeds from the issuance of Preferred Stock and borrowings available under the New Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures, and meet its liquidity requirements through December 31, 2000.

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK

       The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's New Credit Facility with Fleet Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company entered into a swap agreement with Fleet to fix its interest rate on $3 million of borrowings at 5.63% plus a margin as determined under the Company's current credit facility through May 2001. An effective increase or decrease of 10% in the current effective interest rates under the New Credit Facility would not have a material effect on the Company's results of operations or cash flow.

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



                           PART II. OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits filed herein

                           Exhibit 3.1(c) Certificate of Designation of the Series B Preferred Stock.

                           Exhibit 10.25 Amended and Restated Credit Agreement dated as of March
                                            14, 2000 by  and  among
                                            TransAct   Technologies
                                            Incorporated  and  Fleet
                                            National Bank.

                           Exhibit 10.26    Preferred  Stock  Purchase
                                            dated as of  March  20,  2000
                                            between TransAct  Technologies
                                            Incorporated and Advance
                                            Capital Partners, L.P. and
                                            affiliate.

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





                                      TRANSACT TECHNOLOGIES INCORPORATED

                                      (Registrant)



May 8, 2000                           /s/ Richard L. Cote
                                      Richard L. Cote
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)




                                      /s/ Steven A. DeMartino
                                      Steven A. DeMartino
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

                 Exhibit

                  3.1(c) Certificate of Designation of the Series B Preferred Stock.

                 10.25 Amended and Restated Credit Agreement dated as of March 14, 2000 by and among TransAct Technologies Incorporated and Fleet National Bank.

                 10.26 Preferred Stock Purchase Agreement and Certificate of Designation dated as of March 20, 2000 between TransAct Technologies Incorporated and Advance Capital Partners, L.P. and affiliate.

                 11.1      Computation of earnings per share.

                 27.1      Financial Data Schedule.

                       TRANSACT TECHNOLOGIES INCORPORATED
                                  Exhibit 11.1
                        Computation of Earnings Per Share
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                      MARCH 25,              MARCH 27,
(In thousands, except per share data)                                   2000                   1999
                                                                  ---------------        ---------------
   Net loss                                                       $          (300)       $          (279)
                                                                  ===============        ===============
   Shares:
     Basic - Weighted average common shares
       outstanding                                                          5,483                  5,578
     Dilutive effect of outstanding options and
       warrants as determined by the treasury
       stock method                                                            --                     --
                                                                  ---------------        ---------------
     Dilutive - Weighted average common and
       common equivalent shares outstanding                                 5,483                  5,578
                                                                  ===============        ===============
   Net loss per common and common equivalent share:
     Basic                                                        $         (0.05)       $         (0.05)
                                                                  ===============        ===============
     Diluted                                                      $         (0.05)       $         (0.05)
                                                                  ===============        ===============