Form 10-Q
period 2000-06-24
TRANSACT TECHNOLOGIES INC
filed 2000-08-08
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 24, 2000
                                         ---------------------------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                   to:
                                -----------------     -------------------------
Commission file number:                        0-21121
                       --------------------------------------------------------

                       TRANSACT TECHNOLOGIES INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1456680
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       7 LASER LANE, WALLINGFORD, CT 06492
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 269-1198
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                  OUTSTANDING JULY 28, 2000
-----                                                  -------------------------

COMMON STOCK,
$.01 PAR VALUE                                                         5,599,100

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                    Financial Information:                                                       Page No.
-------                    ----------------------                                                       --------
      Item 1                Financial Statements

                            Consolidated condensed balance sheets as of June 24, 2000 and December
                            31, 1999                                                                           3

                            Consolidated condensed statements of operations for the three and six
                            months ended June 24, 2000 and June 26, 1999                                       4

                            Consolidated condensed statements of cash flows for the six months ended
                            June 24, 2000 and June 26, 1999                                                    5

                            Notes to consolidated condensed financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                      7

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        12

PART II.                    Other Information:
--------                    ------------------

      Item 4                Submission of Matters to a Vote of Security Holders                               12

      Item 6                Exhibits and Reports on Form 8-K                                                  13

      Signatures                                                                                              14

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           JUNE 24,      December 31,
(In thousands)                                               2000           1999
ASSETS:                                                   -----------    ------------
                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents                               $    374       $    279
   Receivables, net                                           7,601          4,863
   Inventories                                               12,754         10,257
   Other current assets                                       1,520          1,540
                                                           --------       --------
     Total current assets                                    22,249         16,939
                                                           --------       --------

Plant and equipment, net                                      7,602          6,705
Excess of cost over fair value of net assets acquired         1,782          1,886
Other assets                                                    177            154
                                                           --------       --------
                                                              9,561          8,745
                                                           --------       --------
                                                           $ 31,810       $ 25,684
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                        $  4,391       $  3,056
   Accrued liabilities                                        3,204          2,789
   Current portion of long term debt                          8,100             --
                                                           --------       --------
     Total current liabilities                               15,695          5,845
                                                           --------       --------

Long term debt                                                   --          7,100
Other liabilities                                               459            532
                                                           --------       --------
                                                                459          7,632
                                                           --------       --------

Mandatorily redeemable preferred stock                        3,629             --
                                                           --------       --------

Shareholders' equity:
   Common stock                                                  56             56
   Additional paid-in capital                                 6,014          5,656
   Retained earnings                                          6,966          7,592
   Unamortized restricted stock compensation                   (627)          (747)
   Loan receivable from officer                                (330)          (330)
   Accumulated other comprehensive loss                         (52)           (20)
                                                           --------       --------
     Total shareholders' equity                              12,027         12,207
                                                           --------       --------
                                                           $ 31,810       $ 25,684
                                                           ========       ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       ------------------                ----------------
                                                   JUNE 24,         June 26,         JUNE 24,         June 26,
(In thousands, except per share data)                2000             1999             2000             1999
                                                     ----             ----             ----             ----
Net sales                                          $ 13,740         $ 12,524         $ 24,978         $ 21,725
Cost of sales                                        10,075            9,286           18,300           16,059
                                                   --------         --------         --------         --------
Gross profit                                          3,665            3,238            6,678            5,666
                                                   --------         --------         --------         --------
Operating expenses:
   Engineering, design and product
     development costs                                  969              789            1,829            1,590
   Selling and marketing expenses                     1,490              997            2,745            1,856
   General and administrative expenses                1,418            1,118            2,640            2,206
                                                   --------         --------         --------         --------
                                                      3,877            2,904            7,214            5,652
                                                   --------         --------         --------         --------

Operating income (loss)                                (212)             334             (536)              14
                                                   --------         --------         --------         --------
Other income (expense):
   Interest, net                                       (155)             (95)            (309)            (185)
   Other, net                                            19               11               36               26
                                                   --------         --------         --------         --------
                                                       (136)             (84)            (273)            (159)
                                                   --------         --------         --------         --------

Income (loss) before income taxes                      (348)             250             (809)            (145)
Income tax provision (benefit)                         (162)             104             (323)             (12)
                                                   --------         --------         --------         --------
Net income (loss)                                      (186)             146             (486)            (133)
Dividends and accretion on preferred stock             (140)              --             (140)              --
                                                   --------         --------         --------         --------
Net income (loss) available to common
   shareholders                                    $   (326)        $    146         $   (626)        $   (133)
                                                   ========         ========         ========         ========


Net income (loss) per share:
   Basic                                           $  (0.06)        $   0.03         $  (0.11)        $  (0.02)
                                                   ========         ========         ========         ========
   Diluted                                         $  (0.06)        $   0.03         $  (0.11)        $  (0.02)
                                                   ========         ========         ========         ========
Weighted average common shares outstanding:
   Basic                                              5,501            5,559            5,492            5,568
                                                   ========         ========         ========         ========
   Diluted                                            5,501            5,576            5,492            5,570
                                                   ========         ========         ========         ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                      JUNE 24,         June 26,
(In thousands)                                                          2000            1999
                                                                        ----            ----
Cash flows from operating activities:
   Net loss                                                           $   (486)        $   (133)
   Adjustments to reconcile net loss to net cash
     provided by  (used in) operating activities:
       Depreciation and amortization                                     1,271            1,137
       Gain on disposal of equipment                                        (4)              --
       Changes in operating assets and liabilities:
         Receivables                                                    (2,738)            (814)
         Inventories                                                    (2,497)           1,036
         Other current assets                                               20              234
         Other assets                                                      (70)             (46)
         Accounts payable                                                1,335            1,574
         Accrued liabilities and other liabilities                         342             (207)
                                                                      --------         --------
           Net cash provided by (used in) operating activities          (2,827)           2,781
                                                                      --------         --------

Cash flows from investing activities:
   Purchases of plant and equipment                                     (1,886)          (1,056)
   Loans to officers                                                        --             (345)
   Acquisition of Tridex Ribbon business                                    --             (295)
                                                                      --------         --------
     Net cash used in investing activities                              (1,886)          (1,696)
                                                                      --------         --------
Cash flows from financing activities:
   Bank line of credit borrowings                                       11,600            4,900
   Bank line of credit repayments                                      (10,600)          (5,800)
   Net proceeds from issuance of preferred stock                         3,785               --
   Payment of cash dividends on preferred stock                            (65)              --
   Proceeds from option exercises                                          120               --
   Purchases of treasury stock                                              --             (229)
                                                                      --------         --------
     Net cash provided by (used in) financing activities                 4,840           (1,129)
                                                                      --------         --------

Effect of exchange rate changes on cash                                    (32)             (16)
                                                                      --------         --------

Increase (decrease) in cash and cash equivalents                            95              (60)
Cash and cash equivalents at beginning of period                           279              546
                                                                      --------         --------
Cash and cash equivalents at end of period                            $    374         $    486
                                                                      ========         ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 24, 2000, and the results of its operations and cash flows for the three and six months ended June 24, 2000 and June 26, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

              The results of operations for the three and six months ended June 24, 2000 and June 26, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings per share

              Basic earnings per common share for the three and six months ended June 24, 2000 and June 26, 1999 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.       Inventories:

              The components of inventory are:

                                                       June 24,     December 31,
              (In thousands)                             2000          1999
                                                       --------     ------------
              Raw materials and component parts        $11,987        $ 9,198
              Work-in-process                              560            542
              Finished goods                               207            517
                                                       -------        -------
                                                       $12,754        $10,257
                                                       =======        =======

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       Significant transactions

              On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until the April 7, 2005, and will be accreted to preferred stock ratably over 60 months. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. On or after April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

              Concurrent with the issuance of the Preferred Stock, the Company recorded a beneficial conversion charge. The beneficial conversion charge was calculated as the difference between the assigned value of the Preferred Stock and the fair value of the related common stock, as of April 7, 2000, into which the Preferred Stock was immediately convertible. Accordingly, a deemed preferred dividend of approximately $56,000 as of the issuance date has been recognized as a charge to retained earnings and net income available to common shareholders, and as an increase to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; availability of third-party components at reasonable prices; the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad; and the ability of the Company to refinance its existing credit facility with similar terms. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 24, 2000 COMPARED TO THREE MONTHS ENDED JUNE 26, 1999

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
             (In thousands, except% )          June 24, 2000                  June 26, 1999
                                               -------------                  -------------
             Point of sale                      $7,998     58.2%             $6,305       50.3%
             Gaming and lottery                  4,534     33.0               3,937       31.5
             Other                               1,208      8.8               2,282       18.2
                                                ------     ----              ------       ----
                                               $13,740    100.0%            $12,524      100.0%
                                               =======    =====             =======      =====

Net sales for the second quarter of 2000 increased $1,216,000, or 10%, to $13,740,000 from $12,524,000 in the prior year's second quarter, due to increased shipments into the point of sale ("POS") and gaming and lottery markets, somewhat offset by decreased sales into the Company's other markets.

Point of sale: Sales of the Company's POS printers increased approximately $1,693,000, or 27%. International POS printer shipments increased approximately $3,403,000 due to resumed printer shipments for the British Post Office project. Shipments for this project totaled approximately $3,400,000 in the second quarter of 2000. The Company did not make any printer shipments related to this project during 1999. Domestic POS printer sales decreased $1,710,000 due primarily to continued softness in demand from the Company's domestic distributors in the second quarter of 2000, which the Company expects to continue for the remainder of 2000.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $597,000, or 15%, from the second quarter a year ago. The overall increase primarily reflects resumed printer shipments of the Company's on-line lottery printers to GTECH. Shipments of these printers and spares totaled approximately $3,000,000. The Company made no on-line lottery printer shipments to GTECH during 1999. The increase due to resumed shipments to GTECH was largely offset by a decrease of (1) approximately $800,000 of sales of in-lane and other lottery printers to GTECH that did not recur in 2000, and (2) approximately $1,300,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. In October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result, the Company does not expect any future sales of its VLT printers in South Carolina, which totaled approximately $1,800,000 in the second half of 1999. However, the Company is currently pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina, including newly legalized casinos in California.

Other: Sales of the Company's printers into other markets decreased by $1,074,000, or 47% to $1,208,000 from $2,282,000 in the prior year's quarter, due primarily to lower sales of the Company's kiosk printers. The second quarter of 1999 included shipments of approximately $500,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the second quarter of 2000. Sales into the Company's other markets decreased due to shipments of printers to a customer for use in a bank teller application in 1999 that did not recur in 2000.

GROSS PROFIT. Gross profit increased $427,000, or 13%, to $3,665,000 from $3,238,000 in the prior year's quarter due primarily to higher volume of sales. The gross margin also improved to 26.7% from 25.9%. Despite higher expected sales volume for the remainder of 2000 compared to the first half of 2000, the Company expects its gross margin to decline slightly due to an expected change in the Company's sales mix as it introduces new products.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $180,000, or 23%, to $969,000 from $789,000 in the second quarter of 1999. This increase is primarily due to additional engineering staff for development of printers utilizing inkjet printing technology. Engineering and product development expense decreased as a percentage of net sales to 7.6% from 6.3%, due largely to higher sales volume in the first quarter of 2000 compared to 1999.

SELLING AND MARKETING. Selling and marketing expenses increased $493,000, or 49%, to $1,490,000 from $997,000 in the quarter ended June 26, 1999, and increased as a percentage of net sales to 10.8% from 8.0%. Such expenses increased primarily due to continued marketing and promotional activities incurred in the second quarter of 2000 related to the launch of the Company's new family of printers utilizing inkjet printing technology in April 2000, including additional marketing staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $300,000, or 27%, to $1,418,000 from $1,118,000 in the comparable prior year's quarter and increased as percentage of net sales to 10.3% from 8.9%. The increase primarily resulted from higher expenses related to the Company's upgrade of its telecommunications system in late 1999 and an increase in administrative payroll expenses.

OPERATING INCOME (LOSS). The Company incurred an operating loss of $212,000 in the second quarter of 2000 compared to operating income of $334,000 in the second quarter of the prior year. Despite an increase in sales of approximately $1.2 million in the second quarter of 2000 compared to 1999, the Company experienced a net loss, as gross profit on incremental sales was more than offset by higher operating expenses (primarily planned marketing and product development expenses related to the launch of the Company's printers utilizing inkjet printing technology).

INTEREST. Net interest expense increased to $155,000 from $95,000 in the second quarter of 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate.
See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $162,000, or an effective rate of 46.6%, in the second quarter of 2000 compared to an income tax provision of $104,000, or an effective rate of 41.6%, for the quarter ended June 26, 1999.

NET LOSS. The Company incurred a net loss during the second quarter of 2000 of $326,000, or $0.06 per share (basic and diluted), after giving effect to $140,000 of dividends, accretion and a one-time beneficial conversion charge on preferred stock recorded during the period. This compares to net income of $146,000, or $0.03 per share (basic and diluted) for the comparable quarter of 1999. In future quarters, dividends and accretion on preferred stock will be $90,000, before the effect of any conversions or redemptions.


SIX MONTHS ENDED JUNE 24, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999

NET SALES. Net sales by market for the current and prior six-month periods were as follows:

                                              Six months ended               Six months ended
             (In thousands, except%)           June 24, 2000                  June 26, 1999
                                               -------------                  -------------
             Point of sale                $13,831          55.4%         $11,137          51.3%
             Gaming and lottery             8,481          33.9            6,131          28.2
             Other                          2,666          10.7            4,457          20.5
                                          -------          ----          -------          ----
                                          $24,978         100.0%         $21,725         100.0%
                                          =======         =====          =======         =====

Net sales for the first half of 2000 increased $3,253,000, or 15%, to $24,978,000 from $21,725,000 in the prior year's period, due to increased shipments into the POS and gaming and lottery markets, partially offset by a decrease in the Company's other markets.

Point of sale: Sales of the Company's POS printers increased approximately $2,694,000, or 24% from the first six months of 1999. International POS printer shipments increased approximately $4,871,000 due largely to resumed printer shipments for the British Post Office project. Shipments for this project totaled approximately $4,600,000 in the first half of 2000. The Company did not make any printer shipments related to this project during 1999. Domestic POS printer sales declined by approximately $2,177,000 due primarily to continued softness in demand from the Company's domestic distributors in the second quarter of 2000, which the Company expects to continue for the remainder of 2000.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $2,350,000, or 38%, from the first half a year ago. The overall increase primarily reflects resumed printer shipments of the Company's on-line lottery printers to GTECH. Shipments of these printers and spares totaled approximately $6,100,000. The Company made no on-line lottery printer shipments to GTECH during 1999. The increase due to resumed shipments to GTECH was largely offset by a decrease of (1) approximately $800,000 of sales of in-lane and other lottery printers to GTECH that did not recur in 2000, and (2) approximately $2,600,000 in shipments of printers for use in video lottery terminals, primarily for use in South Carolina's video poker industry. In October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result, the Company does not expect any future sales of its VLT printers in South Carolina, which totaled approximately $1,800,000 in the second half of 1999. However, the Company is currently pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina, including newly legalized casinos in California.

Other: Sales of the Company's printers into other markets decreased by $1,791,000, or 40% to $2,666,000 from $4,457,000 in the first half of 1999, due primarily to lower sales of the Company's kiosk printers. The first half of 1999 included shipments of approximately $1,100,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first half of 2000. Sales into the Company's other markets decreased due to shipments of printers to a customer for use in a bank teller application in 1999 that did not recur in 2000.

GROSS PROFIT. Gross profit increased $1,012,000, or 18%, to $6,6785,000 from $5,666,000 in the first half of 1999 due primarily to higher volume of sales. The gross margin also improved to 26.7% from 26.1%. Despite higher expected sales volume for the remainder of 2000 compared to the first half of 2000, the Company expects its gross margin to decline slightly due to an expected change in the Company's sales mix as it introduces new products.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $239,000, or 15%, to $1,829,000 from $1,590,000 in the six months ended June 26, 1999. This increase is primarily due to increased product development and design expenses, primarily for development of printers utilizing inkjet printing technology and additional engineering staff. Engineering and product development expenses as a percentage of net sales remained unchanged at 7.3%.

SELLING AND MARKETING. Selling and marketing expenses increased $889,000, or 48%, to $2,745,000 from $1,856,000 in the six months ended June 26, 1999, and increased as a percentage of net sales to 11.0% from 8.5%. Such expenses increased primarily due to marketing and promotional activities related to the launch of the Company's new family of printers utilizing inkjet printing technology in the first half of 2000, including additional marketing staff.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $434,000, or 20%, to $2,640,000 from $2,206,000 in the comparable prior year's quarter and increased as percentage of net sales to 10.6% from 10.2%. The increase primarily resulted from higher expenses related to the Company's upgrade of its telecommunications system in late 1999 and an increase in administrative payroll expenses.

OPERATING INCOME (LOSS). The Company incurred an operating loss of $536,000 in the first half of 2000 compared to operating income of $14,000 in the first half of the prior year. Despite an increase in sales of approximately $3.3 million in the first half of 2000 compared to 1999, the Company experienced a net loss, as gross profit on incremental sales was more than offset by higher operating expenses (primarily planned marketing and product development expenses related to the launch of the Company's printers utilizing inkjet printing technology).

INTEREST. Net interest expense increased to $309,000 from $185,000 in the first half of 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $323,000 and $12,000 for the six months ended June 24, 2000 and June 26, 1999, respectively. The relatively low tax benefit for the first half of 1999 is due to the impact of nondeductible goodwill.

NET LOSS. The Company incurred a net loss during the first half of 2000 of $486,000, or $0.11 per share (basic and diluted), after giving effect to $140,000 of dividends, accretion and a one-time beneficial conversion charge on preferred stock recorded during the period. This compares to a net loss of $133,000, or $0.02 per share (basic and diluted) for the first half of 1999. In future quarters, dividends and accretion on preferred stock will be $90,000, before the effect of any conversions or redemptions.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported cash used in operations of $2,827,000 during the first half of 2000 compared to cash generated from operations of $2,781,000 during the first half of 1999. The Company's working capital decreased to $6,554,000 at June 24, 2000 from $11,094,000 at December 31, 1999. The current ratio also decreased to 1.42 at June 24, 2000 from 2.90 at December 31, 1999. Both the decrease in working capital and the current ratio were largely due to the classification of $8.1 million of outstanding borrowings under the New Credit Facility as a current liability as of June 24, 2000.

Prior to March 14, 2000, the Company had in place a two-year $10,000,000 revolving credit facility (the "Credit Facility") with Fleet National Bank ("Fleet"), expiring May 31, 2001. The Company had $7,100,000 of outstanding borrowings under this facility at December 31, 1999.

On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Credit Facility") with Fleet, expiring on May 31, 2002. The New Credit Facility replaced the Credit Facility. The New Credit Facility provides the Company with a $13,000,000 credit facility that may be used to fund working capital. Borrowings under the New Credit facility bear interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bears a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Credit Facility. The New Credit Facility also permits the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Credit Facility is secured by a lien on substantially all the assets of the Company, imposes certain financial covenants and restricts the payment of dividends and the creation of liens. The Company had $8,100,000 of outstanding borrowings under this facility at June 24, 2000.

As of June 24, 2000 the Company was not in compliance with the minimum EBITDA covenant under the New Credit Facility. On August 4, 2000, Fleet amended the New Credit Facility to waive the event of noncompliance. Based on the Company's projections, it appears likely that the Company will not meet certain of its financial covenants at the end of the third quarter 2000. As such, outstanding borrowings under the New Credit Facility as of June 24, 2000 of $8.1 million have been classified as a current liability. The Company is currently negotiating an alternative financing arrangement and expects to secure such financing before the end of the third quarter of 2000.

On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until the April 7, 2005. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. On or after April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

The Company's capital expenditures were approximately $1,886,000 and $1,056,000 for the six months ended June 24, 2000 and June 26, 1999, respectively. These expenditures primarily included new product tooling, largely for new inkjet products. The Company's total capital expenditures for 2000 are expected to be approximately $3,400,000, a majority for new product tooling.

The Company believes that cash flows generated from operations, net cash proceeds from the issuance of Preferred Stock and borrowings available under its current and future credit facilities, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures, and meet its liquidity requirements through December 31, 2000.



ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK
         The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's New Credit Facility with Fleet. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company entered into a swap agreement with Fleet to fix its interest rate on $3 million of borrowings at 5.63% plus a margin as determined under the Company's New Credit Facility through May 2001. An effective increase or decrease of 10% in the current effective interest rates under the New Credit Facility would not have a material effect on the Company's results of operations or cash flow.

FOREIGN CURRENCY EXCHANGE RISK
         A substantial portion of the Company's sales and purchases are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales and purchases. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future results of operations or cash flow.



                           PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 11, 2000. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions, are as follows:

         (1) To consider and act upon a proposal to elect Charles A. Dill as a Director to serve until the Annual Meeting of Shareholders in the year 2003 or until his successor has been duly elected and qualified. Votes cast were as follows: 5,061,315 for; 16,157 withheld.

         (2) To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares of common stock available for issuance thereunder by 250,000, to an aggregate of 1,150,000 shares. Votes cast were as follows: 3,076,546 for; 193,258 against; 152,841 abstained.

         (3) To approve an amendment to the Company's Non-Employee Directors' Stock Plan to increase the number of shares of common stock available for issuance thereunder by 70,000, to an aggregate of 130,000 shares. Votes cast were as follows: 3,046,027 for; 212,073 against; 164,545 abstained.

         (4) To approve the Company's 2000 Employee Stock Purchase Plan. Votes cast were as follow: 3,095,772 for; 161,657 against; 165,216 abstained.

         (5) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000. Votes cast were as follows: 4,973,810 for; 29,584 against; 74,058 abstained.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits filed herein


                           Exhibit 11.1       Computation of earnings per share

                           Exhibit 27.1       Financial Data Schedule


         b.       Reports on Form 8-K

                           A Form 8-K was filed on April 15, 2000 to report
                  under Item 5 the sale of 4,000 shares of Series B Cumulative Convertible Preferred Stock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANSACT TECHNOLOGIES INCORPORATED
                                   (Registrant)



August 8, 2000                     /s/ Richard L. Cote
                                   --------------------------
                                   Richard L. Cote
                                   Executive Vice President, Secretary,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial Officer)




                                   /s/ Steven A. DeMartino
                                   --------------------------
                                   Steven A. DeMartino
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

                 Exhibit
                 -------
                 11.1      Computation of earnings per share.
                 27.1      Financial Data Schedule.

                       TRANSACT TECHNOLOGIES INCORPORATED
                                  Exhibit 11.1
                        Computation of Earnings Per Share
                                   (Unaudited)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 24,       June 26,        JUNE 24,        June 26,
(In thousands, except per share data)                              2000           1999            2000            1999
                                                                 --------       --------        --------        --------
Net income (loss)                                                $  (186)        $   146        $  (486)        $  (133)
Dividends and accretion on preferred stock                          (140)             --           (140)             --
                                                                 -------         -------        -------         -------
Net income (loss) available to common
  shareholders                                                   $  (326)        $   146        $  (626)        $  (133)
                                                                 =======         =======        =======         =======
Shares:
  Basic - Weighted average common shares
    outstanding                                                    5,501           5,559          5,492           5,568
  Dilutive effect of outstanding options and
    warrants as determined by the treasury
    stock method                                                      --              17             --              --
                                                                 -------         -------        -------         -------
  Dilutive - Weighted average common and
    common equivalent shares outstanding                           5,501           5,576          5,492           5,568
                                                                 =======         =======        =======         =======
Net income (loss) per common and common equivalent share:
    Basic                                                        $ (0.06)        $  0.03        $ (0.11)        $ (0.02)
                                                                 =======         =======        =======         =======
    Diluted                                                        (0.06)           0.03          (0.11)          (0.02)
                                                                 =======         =======        =======         =======