Form 10-Q
period 2000-09-23
TRANSACT TECHNOLOGIES INC
filed 2000-11-02
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:          September 23, 2000


                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:________________________to:______________________
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

                       YES [ x ]   NO  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                             OUTSTANDING OCTOBER 27, 2000
-----                                             ----------------------------
COMMON STOCK,                                                        5,603,000
$.01 PAR VALUE

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                       Page No.
-------                     ----------------------                                                       --------
      Item 1                Financial Statements

                            Consolidated condensed balance sheets as of September 23, 2000 and
                            December 31, 1999                                                                  3

                            Consolidated condensed statements of operations for the three and nine
                            months ended September 23, 2000 and September 25, 1999                             4

                            Consolidated condensed statements of cash flow for the nine months ended
                            September 23, 2000 and September 25, 1999                                          5

                            Notes to consolidated condensed financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                      7

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        13

PART II.                    Other Information:
--------                    ------------------
      Item 6                Exhibits and Reports on Form 8-K                                                  13

      Signatures                                                                                              14

ITEM 1.           FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  SEPTEMBER 23,        December 31,
(In thousands)                                                                         2000                1999
                                                                                  ------------         ------------
ASSETS:                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                      $       880          $         279
   Receivables, net                                                                     6,659                  4,863
   Inventories                                                                         12,798                 10,257
   Other current assets                                                                 1,475                  1,540
                                                                                  -----------          -------------
     Total current assets                                                              21,812                 16,939
                                                                                  -----------          -------------
Plant and equipment, net                                                                7,472                  6,705
Excess of cost over fair value of net assets acquired                                   1,730                  1,886
Other assets                                                                              106                    154
                                                                                  -----------          -------------
                                                                                        9,308                  8,745
                                                                                  -----------          -------------
                                                                                  $    31,120           $     25,684
                                                                                  ===========         ==============
LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                               $     3,990           $      3,056
   Accrued liabilities                                                                  2,428                  2,789
                                                                                  -----------          -------------
     Total current liabilities                                                          6,418                  5,845
                                                                                  -----------          -------------
Long-term debt                                                                          8,300                  7,100
Other liabilities                                                                         456                    532
                                                                                  -----------          -------------
                                                                                        8,756                  7,632
                                                                                  -----------          -------------
Mandatorily redeemable preferred stock                                                  3,649                      -
                                                                                  -----------          -------------
Shareholders' equity:
   Common stock                                                                            56                     56
   Additional paid-in capital                                                           6,042                  5,656
   Retained earnings                                                                    7,166                  7,592
   Unamortized restricted stock compensation                                             (559)                  (747)
   Loan receivable from officer                                                          (330)                  (330)
   Accumulated other comprehensive loss                                                   (78)                   (20)
                                                                                  -----------          -------------
     Total shareholders' equity                                                        12,297                 12,207
                                                                                  -----------          -------------
                                                                                  $    31,120         $       25,684
                                                                                  ===========         ==============



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            ------------------                      -----------------
                                                     SEPTEMBER 23,      September 25,        SEPTEMBER 23,     September 25,
(In thousands, except per share data)                    2000               1999                  2000              1999
                                                         ----               ----                  ----              ----
Net sales                                           $    14,604        $    13,020           $    39,582        $  34,745
Cost of sales                                            10,737              9,685                29,037           25,744
                                                    -----------        -----------           -----------        ---------
Gross profit                                              3,867              3,335                10,545            9,001
                                                    -----------        -----------           -----------        ---------
Operating expenses:
   Engineering, design and product
     development costs                                      826                803                 2,655            2,393
   Selling and marketing expenses                         1,074                975                 3,819            2,831
   General and administrative expenses                    1,373              1,156                 4,013            3,362
                                                    -----------        -----------           -----------        ---------
                                                          3,273              2,934                10,487            8,586
                                                    -----------        -----------           -----------        ---------
Operating income                                            594                401                    58              415
                                                    -----------        -----------           -----------        ---------
Other income (expense):
   Interest, net                                           (169)               (89)                 (478)            (274)
   Other, net                                                17                759                    53              785
                                                    -----------        -----------           -----------        ---------
                                                           (152)               670                  (425)             511
                                                    -----------        -----------           -----------        ---------
Income (loss) before income taxes                           442              1,071                  (367)             926
Income tax provision (benefit)                              152                234                  (171)             222
                                                    -----------        -----------           -----------        ---------
Net income (loss)                                           290                837                  (196)             704
Dividends and accretion on preferred stock                  (90)                 -                  (230)               -
                                                    -----------        -----------           -----------        ---------
Net income (loss) available to common
   shareholders                                     $       200        $       837           $      (426)       $     704
                                                    ===========        ===========           ===========        =========

Net income (loss) per share:
   Basic                                            $      0.04        $      0.15           $      (0.08)      $    0.13
                                                    ===========        ===========           ===========        =========
   Diluted                                          $      0.04        $      0.15           $      (0.08)      $    0.13
                                                    ===========        ===========           ===========        =========
Weighted average common shares outstanding:
   Basic                                                  5,512              5,559                 5,496            5,565
                                                    ===========        ===========           ===========        =========
   Diluted                                                5,512              5,656                 5,496            5,589
                                                    ===========        ===========           ===========        =========



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
                                                                               SEPTEMBER 23,        September 25,
(In thousands)                                                                     2000                  1999
                                                                                   ----                  ----
Cash flows from operating activities:
   Net income (loss)                                                          $      (196)          $       704
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                1,974                 1,676
       (Gain) loss on disposal of equipment                                            (4)                    8
       Changes in operating assets and liabilities:
         Receivables                                                               (1,796)               (1,304)
         Inventories                                                               (2,541)                 (429)
         Other current assets                                                          65                   179
         Other assets                                                                 (57)                  (96)
         Accounts payable                                                             934                 2,857
         Accrued liabilities and other liabilities                                   (437)                  287
                                                                              -----------           -----------
           Net cash provided by (used in) operating activities                     (2,058)                3,882
                                                                              -----------           -----------
Cash flows from investing activities:
   Purchases of plant and equipment                                                (2,296)               (1,762)
   Loans to officers                                                                   15                  (345)
   Acquisition of Tridex Ribbon business                                                -                  (295)
                                                                              -----------           -----------
     Net cash used in investing activities                                         (2,281)               (2,402)
                                                                              -----------           -----------
Cash flows from financing activities:
   Bank line of credit borrowings                                                  21,400                 9,500
   Bank line of credit repayments                                                 (20,200)              (10,600)
   Net proceeds from issuance of preferred stock                                    3,785                     -
   Payment of cash dividends on preferred stock                                      (135)                    -
   Proceeds from option exercises                                                     148                     1
   Purchases of treasury stock                                                          -                  (229)
                                                                              -----------           -----------
     Net cash provided by (used in) financing activities                            4,998                (1,328)
                                                                              -----------           -----------
Effect of exchange rate changes on cash                                               (58)                   (4)
                                                                              -----------           -----------
Increase in cash and cash equivalents                                                 601                   148
Cash and cash equivalents at beginning of period                                      279                   546
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $       880           $       694
                                                                              ===========           ============


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 23, 2000, and the results of its operations and cash flows for the three and nine months ended September 23, 2000 and September 25, 1999. The December 31, 1999 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

         The results of operations for the three and nine months ended September 23, 2000 and September 25, 1999 are not necessarily indicative of the results to be expected for the full year.

2.     Earnings per share

         Basic earnings per common share for the three and nine months ended September 23, 2000 and September 25, 1999 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.     Inventories:

           The components of inventory are:

                                                            September 23,         December 31,
            (In thousands)                                      2000                  1999
                                                                ----                  ----
            Raw materials and component parts                $  12,417             $  9,198
            Work-in-process                                        345                  542
            Finished goods                                          36                  517
                                                             ---------             --------
                                                             $  12,798             $ 10,257
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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.     Significant transactions

         On September 21, 2000, the Company entered into a new two-year revolving credit facility (the "Webster Credit Facility) with Webster Bank ("Webster") expiring on September 21, 2002. The Webster Credit Facility replaced the Company's credit facility with Fleet Bank. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to repay borrowings under the credit facility with Fleet Bank and to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on all the personal property assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.



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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 23, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1999

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                             Three months ended             Three months ended
             (In thousands, except %)        September 23, 2000             September 25, 1999
                                             ------------------             ------------------

             Point of sale                  $  8,278       56.7%          $  9,111        70.0%
             Gaming and lottery                5,022       34.4              1,557        12.0
             Other                             1,304        8.9              2,352        18.0
                                            --------      -----           --------       -----

                                            $ 14,604      100.0%          $ 13,020       100.0%
                                            ========      =====           ========       =====


Net sales for the third quarter of 2000 increased $1,584,000, or 12%, to $14,604,000 from the prior year's third quarter, due to significantly increased shipments into gaming and lottery markets, partially offset by decreased sales into the point of sale ("POS") and the Company's other markets.

Point of sale: Sales of the Company's POS printers decreased approximately $833,000, or 9%. Domestic POS printer sales decreased $2,859,000 due primarily to continued softness in demand from the Company's domestic distributors in the third quarter of 2000, which the Company expects to continue for the remainder of 2000. Despite a decrease in domestic printer shipments, international POS printer shipments increased approximately $2,026,000 due to resumed printer shipments for the British Post Office project. Shipments for the British Post Office project totaled approximately $3,400,000 in the third quarter of 2000. The Company did not make any printer shipments related to this project during 1999. The Company expects to complete shipping printers for the British Post Office project during the first quarter of 2001, subsequent to which no further shipments are expected. While the Company expects to replace sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results during 2001. The increase in international shipments for the British Post Office project were offset by a decrease of approximately $1,300,000 of printer shipments to Europe and Latin America through the Company's distribution partner, Okidata.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $3,465,000, or 223%, from the third quarter a year ago. The overall increase primarily reflects resumed printer shipments of the Company's on-line lottery printers to GTECH. Shipments of these printers and spares totaled approximately $3,200,000. The Company made no on-line lottery printer shipments to GTECH during 1999. The Company has not yet received an order from GTECH for 2001 on-line lottery printer shipments, but expects to receive an indication of the amount of such an order, if any, by December 31, 2000. If the Company does not receive an order from GTECH for 2001 of a comparable amount, the absence of such sales would have a material adverse impact on the Company's operations and financial results during 2001.

In addition to resumed shipments to GTECH, sales into the gaming and lottery market increased by approximately $600,000 due to higher shipments of printers for use in video lottery terminals ("VLTs"). During the third quarter of 1999, shipments of printers for use in VLTs consisted primarily of those for use in South Carolina's video poker industry. However, in October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result of this legislation, the Company has not had any sales of its VLT printers in South Carolina since the third quarter of 1999, and does not expect any in the future. Sales of printers for use in video lottery printers increased during the third quarter of 2000, as the Company more than replaced its third quarter of 1999 printer sales into South Carolina with sales into other jurisdictions. The Company expects to continue pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina, including newly legalized casinos in California. The Company began shipping printers for use in such casinos in the third quarter of 2000.

The increase due to resumed shipments to GTECH and higher VLT printer sales was somewhat offset by a decrease of approximately $300,000 of sales of in-lane and other lottery printers to GTECH in 1999 that did not recur in 2000. Sales of these printers to GTECH are principally project-oriented and the Company cannot predict if and when future sales may occur.

Other: Sales of the Company's printers into other markets decreased by $1,048,000, or 45% to $1,304,000 from the prior year's quarter. The third quarter of 1999 included shipments of approximately $300,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the third quarter of 2000. Sales into the Company's other markets also decreased due to shipments of printers to a customer for use in a bank teller application in 1999 that did not recur in 2000. Since printer sales into this market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased $532,000, or 16%, to $3,867,000 from the prior year's quarter due primarily to higher volume of sales. The gross margin also improved to 26.5% from 25.6%. Both gross profit and gross margin for the third quarter of 1999 were adversely impacted by approximately $350,000 of nonrecurring manufacturing disruption and other costs related to the GTECH product line. The Company expects its gross margin for the remainder of 2000 to decline slightly from the third quarter of 2000 level due to an expected change in the Company's sales mix as it introduces new products.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $23,000, or 3%, to $826,000 from the third quarter of 1999. This increase is primarily due to additional engineering staff for new printer development. Engineering and product development expense decreased as a percentage of net sales to 5.6% from 6.1%, as these expenses grew more slowly than sales volume in the third quarter of 2000 compared to 1999.

SELLING AND MARKETING. Selling and marketing expenses increased $99,000, or 10%, to $1,074,000 from the quarter ended September 23, 1999, and decreased slightly as a percentage of net sales to 7.4% from 7.5%. Such expenses increased primarily due to continued marketing and promotional activities incurred in the third quarter of 2000 related to the launch in April of 2000 of the Company's new family of printers utilizing inkjet printing technology, including additional marketing staff. This increase was partially offset by lower sales commissions resulting from a decrease in sales eligible for commissions in the third quarter of 2000 compared to 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $217,000, or 19%, to $1,373,000 from the comparable prior year's quarter and increased as a percentage of net sales to 9.4% from 8.9%. The increase primarily resulted from higher professional, telecommunication, and administrative payroll expenses during the quarter.

OPERATING INCOME. Operating income increased $193,000, or 48%, to $594,000 from $401,000 in the third quarter of 1999. Operating income as a percentage of net sales increased to 4.1% from 3.1%, primarily due to lower gross margin in the third quarter of 1999 resulting from the inclusion of certain nonrecurring manufacturing disruption and other costs related to the GTECH product line.

OTHER INCOME. During the third quarter of 1999, the Company recorded a one-time pre-tax gain of $770,000 related to the favorable settlement of a lawsuit with GTECH.

INTEREST. Net interest expense increased to $169,000 from $89,000 in the third quarter of 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. The provision for income taxes for the current quarter reflects an effective tax rate of 34.3% compared to 21.8% in the comparable prior year's period. The Company's lower effective tax rate in the third quarter of 1999 largely resulted from the recognition of certain tax credits and benefit from the Company's foreign sales corporation.

NET INCOME. The Company recorded net income of $290,000, or $0.04 per share (basic and diluted) during the third quarter of 2000, after giving effect to $90,000 of dividends and accretion recorded during the period on preferred stock issued in April 2000. This compares to net income of $837,000, or $0.15 per share (basic and diluted) for the comparable quarter of 1999. In future quarters, dividends and accretion on preferred stock will be $90,000, before the effect of any conversion or redemption of the preferred stock.

NINE MONTHS ENDED SEPTEMBER 23, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1999

NET SALES. Net sales by market for the current and prior nine-month periods were as follows:

                                             Nine months ended              Nine months ended
             (In thousands, except %)        September 23, 2000             September 25, 1999
                                             ------------------             ------------------

             Point of sale                  $ 22,109       55.9%          $ 20,248        58.3%
             Gaming and lottery               13,503       34.1              7,688        22.1
             Other                             3,970       10.0              6,809        19.6
                                            --------      -----           --------       -----

                                            $ 39,582      100.0%          $ 34,745       100.0%
                                            ========      =====           ========       =====

Net sales for the first nine months of 2000 increased $4,837,000, or 14%, to $39,582,000 from the prior year's period, due to increased shipments into the POS and gaming and lottery markets, partially offset by a decrease in the Company's other markets.

Point of sale: Sales of the Company's POS printers increased approximately $1,861,000, or 9%. International POS printer shipments increased approximately $6,897,000 due to resumed printer shipments for the British Post Office project. Shipments for this project totaled approximately $8,000,000 in the first nine months of 2000. The Company did not make any printer shipments related to this project during 1999. The Company expects to complete shipping printers for the British Post Office project during the first quarter of 2001, subsequent to which no further shipments are expected. While the Company expects to replace sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results during 2001. The increase in international shipments for the British Post Office project were offset by a decrease of approximately $1,400,000 of printer shipments to Europe and Latin America through the Company's distribution partner, Okidata.

Domestic POS printer sales declined by approximately $5,036,000 due primarily to continued softness in demand from the Company's domestic distributors, which the Company expects to continue for the remainder of 2000.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $5,815,000, or 76%, from the first nine months a year ago. The overall increase reflects resumed printer shipments of the Company's on-line lottery printers to GTECH. Shipments of these printers and spares totaled approximately $9,300,000. The Company made no on-line lottery printer shipments to GTECH during 1999. The Company has not yet received an order from GTECH for 2001 on-line lottery printer shipments, but expects to receive an indication of the amount of such order, if any, by December 31, 2000. If the Company does not receive an order from GTECH for 2001 of a comparable amount, the absence of such sales would have a material adverse impact on the Company's operations and financial results during 2001.

The increase due to resumed shipments to GTECH was offset by a decrease of (1) approximately $1,100,000 of sales of in-lane and other lottery printers to GTECH that did not recur in 2000 (Sales of these printers to GTECH are principally project-oriented and the Company cannot predict if and when future sales may occur); and (2) approximately $2,000,000 in shipments of printers for use in video lottery terminals. During the first nine months of 1999, shipments of printers for use in VLTs consisted primarily of those for use in South Carolina's video poker industry. However, in October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000. As a result of this legislation, the Company has not sold any VLT printers for use in South Carolina since the third quarter of 1999, and does not expect any future sales of such printers. The absence of VLT printer sales in South Carolina during the first nine months of 2000 was partially offset by sales of VLT printers into other jurisdictions. The Company expects to continue pursuing opportunities to provide printers for use in video lottery and other gaming machines outside of South Carolina, including newly legalized casinos in California. The Company began shipping printers for use in such casinos in the third quarter of 2000.

Other: Sales of the Company's printers into other markets decreased by $2,839,000, or 42% to $3,970,000 from the comparable prior year's period. The first nine months of 1999 included shipments of approximately $1,400,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the nine months ended September 23, 2000. Sales into the Company's other markets also decreased due to shipments of printers to a customer for use in a bank teller application in 1999 that did not recur in 2000. Since printer sales into this market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased $1,544,000, or 17%, to $10,545,000 from the first nine months of 1999 due primarily to higher volume of sales. The gross margin also improved to 26.6% from 25.6%. Both gross profit and gross margin for the nine months of 1999 were adversely impacted by approximately $350,000 of nonrecurring manufacturing disruption and other costs related to the GTECH product line. The Company expects its gross margin for the remainder of 2000 to decline slightly from the third quarter of 2000 level due to an expected change in the Company's sales mix as it introduces new products.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $262,000, or 11%, to $2,655,000 from the nine months ended September 23, 1999, and increased as a percentage of net sales to 6.7% from 6.1%. This increase is primarily due to increased product development and design expenses, primarily for development of printers utilizing inkjet printing technology and additional engineering staff.

SELLING AND MARKETING. Selling and marketing expenses increased $988,000, or 35%, to $3,819,000 from the comparable prior year period, and increased as a percentage of net sales to 10.1% from 7.5%. Such expenses increased primarily due to marketing and promotional activities related to the launch of the Company's new family of printers utilizing inkjet printing technology in April of 2000, including additional marketing staff. This increase was somewhat offset by lower sales commissions resulting from a decrease in sales eligible for commissions in the first nine months of 2000 compared to 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $651,000, or 19%, to $4,013,000 from the comparable prior year's period and increased as a percentage of net sales to 10.1% from 8.9%. The increase primarily resulted from (1) higher expenses resulting from the Company's upgrade of its telecommunications system in late 1999, (2) an increase in administrative payroll expenses and (3) higher professional expenses.

OPERATING INCOME. Operating income decreased $357,000, or 86%, to $58,000 from $415,000 in the first nine months of 1999. Operating income as a percentage of net sales declined to 0.1% from 3.1%, primarily due to higher operating expenses, including planned marketing and product development expenses related to the launch of the Company's printers utilizing inkjet printing technology, and to higher general and administrative expenses.

OTHER INCOME. During the third quarter of 1999, the Company recorded a one-time pre-tax gain of $770,000 related to the favorable settlement of a lawsuit with GTECH.

INTEREST. Net interest expense increased to $478,000 from $274,000 in the first nine months of 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $171,000, or an effective tax rate of 46.6%, in the nine months ended September 23, 2000 compared to an income tax provision of $222,000, or an effective tax rate of 24% for the nine months ended September 25, 1999. The relatively low tax provision for the nine months of 1999 largely resulted from the recognition of certain tax credits and benefit from the Company's foreign sales corporation.

NET INCOME (LOSS). The Company incurred a net loss during the first nine months of 2000 of $426,000, or $0.08 per share (basic and diluted), after giving effect to $174,000 of dividends and accretion, and a one-time beneficial conversion charge of approximately $56,000 (recorded during the second quarter of 2000), on preferred stock issued in April of 2000. This compares to net income of $704,000, or $0.13 per share (basic and diluted) for the first nine months of 1999. In future quarters, dividends and accretion on preferred stock will be $90,000, before the effect of any conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported cash used in operations of $2,058,000 during the first nine months of 2000 compared to cash generated from operations of $3,882,000 during the first nine months of 1999. The Company's working capital increased to $15,394,000 at September 23, 2000 from $11,094,000 at December 31, 1999. The current ratio also increased to 3.40 at September 23, 2000 from 2.90 at December 31, 1999. Both the increase in working capital and the current ratio were largely due to (1) higher receivables at September 23, 2000 resulting from higher sales volume in the third quarter of 2000 compared to the fourth quarter of 1999, (2) higher inventory levels in anticipation of higher sales volume and new product launches during 2000 compared to 1999 and (3) net proceeds of approximately $3.8 million from the issuance of preferred stock in April, 2000.

Prior to March 14, 2000, the Company had in place a two-year $10,000,000 revolving credit facility (the "First Fleet Credit Facility") with Fleet National Bank ("Fleet"). The Company had $7,100,000 of outstanding borrowings under this facility at December 31, 1999.

On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "Second Fleet Credit Facility") with Fleet. The Second Fleet Credit Facility replaced the First Fleet Credit Facility.

On September 21, 2000, the Company entered into a new two-year revolving credit facility (the "Webster Credit Facility) with Webster Bank ("Webster") expiring on September 21, 2002. The Webster Credit Facility replaced the Second Fleet Credit Facility. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to repay borrowings under the credit facility with Fleet Bank and to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on all the personal property assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. The Company had $8,300,000 of outstanding borrowings under this facility at September 23, 2000.

On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until the April 7, 2005. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on or after April 7, 2005 at $1,000 per share plus any unpaid dividends. On April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly, and have preference to any other dividends, if any, paid by the Company.

The Company's capital expenditures were approximately $2,296,000 and $1,762,000 for the nine months ended September 23, 2000 and September 25, 1999, respectively. These expenditures primarily included new product tooling, largely for new inkjet products in the 2000 period. The Company's total capital expenditures for 2000 are expected to be approximately $2,800,000, a majority for new product tooling.

The Company believes that cash flows generated from operations, net cash proceeds from the issuance of Preferred Stock and borrowings available under the Webster Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, finance its capital expenditures and meet its liquidity requirements through December 31, 2000.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
       The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Webster Credit Facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company, under the Webster Credit Facility, may, and has, fixed its rate of interest at LIBOR plus the applicable margin for between 30 and 90 days on a significant portion of its outstanding borrowings. The Company does not have any other protection against interest rate fluctuations. An effective increase or decrease of 10% in the current effective interest rates under its credit facility would not have a material effect on the Company's results of operations or cash flow.

FOREIGN CURRENCY EXCHANGE RISK
       A substantial portion of the Company's sales and purchases are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales and purchases. This exposure may change over time as business practices evolve and could have a material adverse impact on its financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future results of operations or cash flow.



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




                                      TRANSACT TECHNOLOGIES INCORPORATED
                                      (Registrant)




November 2, 2000                      /s/ Richard L. Cote
                                      -------------------
                                      Richard L. Cote
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)




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