Form 10-K
period 2000-12-31
TRANSACT TECHNOLOGIES INC
filed 2001-03-28
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-K

(Mark One)
(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         December 31, 2000
                         -------------------------------------------------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                        .
                               ---------------------    -----------------------

Commission file number:  0-21121
                        ----------

                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             06-1456680
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7 LASER LANE, WALLINGFORD, CT                                             06492
---------------------------------          -------------------------------------
(Address of principal executive                                       (Zip Code)
offices)

Registrant's telephone number, including area code                 203-269-1198
                                                    ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

As of MARCH 16, 2001 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $22,100,000.

As of MARCH 16, 2001 the registrant had outstanding 5,620,327 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001 - Part III.

                                     PART I

GENERAL

         TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers and related products under the Ithaca(R), Magnetec(R) and TransAct.com brand names. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on five vertical markets: point-of-sale ("POS"), gaming and lottery, kiosk, financial services and Internet. The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and selected distributors, primarily in the United States, Canada, Europe and Latin America. TransAct has two operating facilities located in Wallingford, Connecticut and Ithaca, New York, five sales offices located in the United States, and one sales office and service depot in the United Kingdom.

ITEM 1. BUSINESS.

         (A) GENERAL DEVELOPMENT OF BUSINESS

         TransAct began operating as a stand-alone business in August 1996 to operate the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. TransAct completed an initial public offering on August 22, 1996. In April 1999, the Company formed and incorporated a new wholly-owned subsidiary, TransAct.Com. Through TransAct.com, the Company plans to explore leveraging its inkjet printing technology into the expanding online, e-commerce market.

         On February 15, 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001. Production is planned to continue at the Wallingford facility until the end of 2001, with individual product lines scheduled to move over the course of 2001. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 employees.

         (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         TransAct has assessed its operating and reportable segments and determined that it operates in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer-related products.

         (C) NARRATIVE DESCRIPTION OF BUSINESS

         (i) PRINCIPAL PRODUCTS AND SERVICES

         TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing dot matrix, thermal and inkjet printing technology for applications requiring up to 60 character columns in each of its five vertical markets: POS, gaming and lottery, kiosk, financial services and Internet. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include PC board configuration, paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

         The Company also manufactures and sells document transport mechanisms which deliver the finished printed output to the consumer in unattended applications, such as ATMs and kiosks. In addition, the Company offers inkjet cartridges, printer ribbons, paper and replacement parts for all of its products.

         The Company provides customers with telephone sales and technical support, a personal account representative for orders, shipping and general information and expedited shipping for orders of its configurable and custom products. Technical and sales support personnel receive training in all of the Company's products and services manufactured at their facility. The Company's printers generally carry a one- or two-year limited warranty; extended warranties are available for purchase on selected printers to supplement the original warranty.

         (ii) STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT
         None.

         (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal materials used in manufacturing are copper wire, magnetic metals, injection molded plastic parts, formed metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources, except as described below.

         Okidata, Division of Oki America, Inc. ("Okidata") is the sole supplier for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until May 2001 at a fixed price through May 2001. The Company and Okidata are currently negotiating for future supplies and pricing. Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges which are used in all of the Company's inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of the Company's inkjet printers. TransAct has a supply agreement with HP to purchase inkjet cartridges until June 1, 2001 at a fixed price. The Company and HP are currently negotiating for future supplies and pricing. TransAct believes its relations with Okidata and HP are good and has received no indication that either of the supply agreements will not be renewed beyond the respective expiration dates of the current contracts. TransAct cannot be certain, however, that either of the supply agreements will be renewed, or if renewed, that the terms will be as favorable as those under the current contracts.

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

         (vii) CERTAIN CUSTOMERS

         The Company has an OEM purchase agreement with GTECH Corporation ("GTECH") to provide on-line lottery printers and spare parts, at prices to be negotiated, through July 2004. Firm purchase orders for printers may be placed annually by GTECH. For 2001, the Company has received an order for approximately $14,000,000 for delivery between May and December 2001. The Company also sells printers to GTECH for use in lottery terminals at grocery check-out lanes ("in-lane lottery printers"). Sales to GTECH accounted for approximately 22.1% and 31.8% of net sales in 2000 and 1998, respectively. The Company made no on-line lottery printer shipments to GTECH during 1999. The Company also provides printers to ICL Pathway for use in the British Post Office. During 2000, sales to ICL Pathway accounted for approximately 20.2% of net sales. The Company completed shipping printers to ICL Pathway for use in the British Post Office in February 2001 and no further shipments are expected. The Company had no sales to any one customer greater than 10% of net sales in 1999.

         (viii) BACKLOG

         The Company's backlog of firm orders was approximately $18,100,000 as of March 16, 2001 and $19,900,000 as of March 17, 2000. Based on customers' current delivery requirements, TransAct expects to fill its current backlog of approximately $18,100,000 during 2001.

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

         Three of the Company's competitors, Epson America, Inc., Axiohm Transaction Solutions and Star Micronics America, Inc. together control approximately 70% of the United States market for POS printers, a market in which the Company's strategy calls for increased market share. Another principal competitor in the POS market is Citizen -- CBM America Corporation. Certain competitors of the Company have greater financial resources, lower costs attributable to higher volume production and off-shore manufacturing locations, and offer lower prices than the Company from time to time.

         In the gaming and lottery, financial services and kiosk markets, no single supplier holds a dominant position. Certain of the Company's products sold for gaming and lottery, kiosk and financial service applications compete based upon the Company's ability to provide highly specialized products, custom engineering and ongoing technical support.

         The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration, and to take advantage of strategic relationships. The Company expects to particularly focus on gaining market acceptance for its new family of printers utilizing Hewlett Packard's inkjet printing technology. Although the Company believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

         (xi) RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company spent approximately $3,481,000, $3,235,000 and $3,642,000 in 2000, 1999 and 1998, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2001, the Company expects to focus the majority of its research and development activities on the development of (1) a family of printers for the POS market utilizing Hewlett Packard's inkjet printing technology and (2) new voucher-issuing printers for use in the casino market.

         (xii) ENVIRONMENT

         The Company is not aware of any material noncompliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

         (xiii) EMPLOYEES

         As of March 16, 2001, TransAct Technologies and its subsidiaries employed 205 persons, of whom 190 were full-time and 15 were temporary employees. None of the Company's employees is unionized and the Company considers its relationships with its employees to be good.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $11,164,000, $700,000 and $4,990,000 in 2000, 1999 and 1998,
respectively. The Company had export sales to its customers from its domestic operations of approximately $5,156,000, $7,807,000, and $3,396,000 in 2000, 1999
and 1998, respectively.

         (E) EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 2000

               Name         Age                               Position
               ----         ---                               --------
Thomas R. Schwarz            64         Chairman of the Board
Bart C. Shuldman             43         President, Chief Executive Officer and Director
Richard L. Cote              59         Executive Vice President, Chief Financial Officer, Treasurer,
                                        Secretary and Director
Mark B. Goebel               46         Senior Vice President - General Manger (Wallingford, CT facility)
Michael S. Kumpf             51         Senior Vice President - Engineering
Lucy H. Staley               50         Senior Vice President - General Manager (Ithaca, NY facility)
James B. Stetson             43         Senior Vice President - Sales
Catherine J. Dawson          33         Vice President - Marketing
Steven A. DeMartino          31         Vice President and Corporate Controller

         THOMAS R. SCHWARZ, Chairman of the Board, has been a Director of the Company since its formation in June 1996. Mr. Schwarz was Chairman and Chief Executive Officer of Grossman's Inc., a retailer of building materials, from 1990 until his retirement in 1994. Mr. Schwarz is a Director of Tridex, Foilmark, Inc., Tanaka Growth Fund, Lebhar-Friedman Publishing Company and Yorkshire Global Restaurants. In February 2001, Mr. Schwarz resigned from his position as Chairman of the Board, but remains a director of the Company.

         BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman served as President of Magnetec and later the combined operations of Magnetec and Ithaca from August 1993 until June 1996. In February 2001, Mr. Shuldman was elected Chairman of the Board.

         RICHARD L. COTE has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its formation in June 1996. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Tridex from September 1993 to June 1996.

         MARK B. GOEBEL, Senior Vice President - General Manager (Wallingford, CT facility), joined TransAct in November 1993 as Engineering Manager. From April 1994, Mr. Goebel served as Vice President-Engineering until he was appointed Senior Vice President of Engineering of Wallingford, and an officer of the Company, in January 2000. In November 2000, Mr. Goebel was named Senior Vice President - General Manager of the Wallingford, CT facility.

         MICHAEL S. KUMPF, Senior Vice President-Engineering since June 1996, served as Vice President of Engineering of Ithaca from 1991 until June 1996.

         LUCY H. STALEY, Senior Vice President-General Manager (Ithaca, NY facility) since June 1996, served as a Vice President of Ithaca from 1984 until June 1996.

         JAMES B. STETSON was appointed Senior Vice President of Worldwide Sales of the Company in February 2000, and served as Vice President of Sales, Latin America from October 1997 to February 2000. Prior to joining TransAct, Mr. Stetson served as Vice President and Sales Manager at Gekay Sales and Service Company from 1995 until October 1997.

         CATHERINE J. DAWSON joined TransAct in June 1998 as Vice President of Marketing, and was appointed an officer of the Company on January 1, 2000. Prior to joining TransAct, Ms. Dawson served as Product Marketing Manager for the visual systems division of 3M Corporation from March 1996 to March 1998, and as a Senior Marketing Analyst from June 1994 to March 1996.

         STEVEN A. DEMARTINO joined TransAct as Corporate Controller in August 1996 and was appointed an officer of the Company in January 1998 and Vice President in December 1999. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino, served as Controller of NER/Copart, Inc. from September 1994 to May 1996.

ITEM 2. PROPERTIES.

         The Company's operations are currently conducted at the facilities described below. In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001. The Company expects to be able to sublease the Wallingford facility for the remaining term of the lease, however there can be no assurance that the Company will be successful in doing so.

                                                                            Size         Owned or    Lease Expiration
Location                                Operations Conducted         (Approx. Sq. Ft.)    Leased           Date
--------                                --------------------         -----------------    ------           ----
Wallingford, Connecticut                Manufacturing facility and        49,000          Leased      March 31, 2008
                                           executive offices

Ithaca, New York                        Manufacturing facility            59,000          Leased      June 30, 2007

Doncaster, United Kingdom               Sales office and service           2,800          Leased      August 1, 2009
                                        depot

Georgia, Florida, Illinois, New York    Five (5) regional sales             600           Leased         Various
and Texas                               offices


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market under the symbol TACT. As of March 16, 2001, there were 896 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2000 and 1999 were as follows:

                                        Year Ended                              Year Ended
                                     December 31, 2000                       December 31, 1999
                                     -----------------                       -----------------
                                  High                 Low                High                 Low
                                  ----                 ---                ----                 ---
       First Quarter             $10.25               $6.03              $3.63                $2.56
       Second Quarter             11.38                8.00               6.81                 2.75
       Third Quarter              11.50                5.75               8.00                 5.50
       Fourth Quarter              8.25                3.88               9.06                 5.25

         No dividends on common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with Webster Bank restricts the payment of cash dividends on its common stock for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Because the Company was wholly-owned by Tridex until August 22, 1996, the Selected Financial Data which appear below with respect to the year ended December 31, 1996 may not necessarily reflect the results of operations or financial position of the Company or what the results of operations would have been if the Company had been a stand alone entity during 1996.

                                                                 Year Ended December 31,
                                           2000            1999           1998           1997           1996
                                           ----            ----           ----           ----           ----
Statement of Operations Data:
   Net sales                             $53,720         $44,889        $52,239        $58,400        $42,134
   Gross profit                           14,142          11,754         13,826         18,173         13,933
   Operating income (loss)                  (154)             35          2,148          7,831          5,233
   Net income (loss)                        (344)            324          1,206          4,893          3,340
   Net income (loss) available
   to common shareholders                   (664)            324          1,206          4,893          3,340
   Net income (loss) per share
   (pro forma for 1996):
       Basic                               (0.12)           0.06           0.20           0.72           0.57
       Diluted                             (0.12)           0.06           0.20           0.71           0.57



                                                                       December 31,
                                          2000           1999             1998            1997           1996
                                          ----           ----             ----            ----           ----
Balance Sheet Data:
   Total assets                         $27,619        $25,684          $23,788         $24,699        $20,784
   Long-term debt                         5,944          7,100            5,075               -              -
   Shareholders' equity:
     Preferred                            3,668              -                -               -              -
     Common                              12,191         12,207           12,177          17,903         14,407

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

         Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully consolidate its operations into its Ithaca, NY facility; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.

PLANT CONSOLIDATION DURING 2001

         In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001 (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers, and therefore, lowers the required production capacity. Production is planned to continue at the Wallingford facility until the end of 2001, with individual product lines scheduled to move over the course of 2001. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, employee benefits, moving expenses, non-cancelable lease payments and other costs, will be in the $3.0 to $3.5 million range and will be recognized during 2001. The Company expects the Consolidation will provide approximately $4.0 million in annual cost savings, compared to 2000, beginning in 2002. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on the Company's future cash flows.

         (A) RESULTS OF OPERATIONS

         (i) YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,
1999

         NET SALES. Net sales by market for the years ended December 31, 2000 and 1999 were as follows:

                                                 Year ended                     Year ended
             (In thousands)                   December 31, 2000              December 31, 1999
                                              -----------------              -----------------
             Point of sale                     $29,396     54.7%            $26,653       59.4%
             Gaming and lottery                 19,298     35.9               8,782       19.5
             Other                               5,026      9.4               9,454       21.1
                                               -------    -----             -------      -----
                                               $53,720    100.0%            $44,889      100.0%
                                               =======    =====             =======      =====

         Net sales for the year ended December 31, 2000 increased $8,831,000, or 20%, to $53,720,000 from $44,889,000 in 1999 due to increased shipments into the POS and gaming and lottery markets, partially offset by a decrease in sales in the Company's other markets. International sales increased to $16,320,000, or 30.4% of net sales in 2000, from $8,507,000, or 19.0% of net sales in 1999.

         Point of sale: Sales of the Company's POS printers increased $2,743,000, or 10%. International POS printer shipments increased approximately $9,387,000 due to the resumption of printer shipments to ICL Pathway for the British Post Office project. Shipments of printers for this project totaled approximately $10,700,000 in 2000. The Company did not make any printer shipments related to this project in 1999. The Company completed shipping printers for the British Post Office project in February 2001 and no further shipments are expected. While the Company expects to replace sales for the British Post Office project with sales of other POS and gaming and lottery printers in 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results during 2001. The increase in international shipments for the British Post Office project was offset by a net decrease of approximately $1,300,000 of printer shipments to other customers primarily in Europe and Latin America.

         Domestic POS printer shipments decreased by approximately $6,644,000, due primarily to continued softness in demand from the Company's domestic distributors.

         Gaming and lottery: Sales of the Company's gaming and lottery printers increased $10,516,000, or 120%, from 1999. This net increase resulted from a number of factors. The primary effect on the revenue in this market during 2000 was the resumption of shipments to GTECH of the Company's on-line lottery printers, that totaled $11,400,000 compared to no on-line lottery printer shipments during 1999. In addition, the Company's new slot machine printer added approximately $2,800,000 to revenue in 2000. The new slot machine printer is primarily for use in Indian casinos in California and casinos in Nevada. The Company expects sales of its slot machine printers to grow significantly in 2001.

         Offsetting the sales increases noted above was a decrease of approximately $2,400,000 in shipments of printers for use in video lottery terminals (VLTs), primarily due to the absence in 2000 of sales into the South Carolina market, which banned VLTs in October 1999. The absence of VLT printer sales for the South Carolina market was partially offset by increased sales of these printers into other jurisdictions. Also, sales of in-lane lottery printers to GTECH did not recur in 2000, resulting in a decrease in sales of $1,100,000. Sales of in-lane lottery printers are project-oriented and the Company cannot predict if and when future sales may occur.

         The Company received an order from GTECH in January 2001 approximating $14,000,000 for additional on-line lottery printers which will be delivered from May to December 2001.

         Other: Sales of the Company's printers into other markets decreased $4,428,000, or 47% from 1999 due to decreased shipments of printers used in automated teller machines, decreased shipments of printers for use in bank teller applications, and the absence of shipments of the Company's thermal kiosk printers for use in a Canadian government application.

         GROSS PROFIT. Gross profit increased $2,388,000, or 20%, to $14,142,000 from $11,754,000 in 1999 due primarily to higher sales volume in 2000. The gross margin remained essentially the same at 26.3% in 2000 compared to 26.2% in 1999. The Company expects its gross margin in 2001, before the impact of the Consolidation, to remain relatively consistent with 2000.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $246,000, or 8%, to $3,481,000 from $3,235,000 in 1999. The increase in spending was primarily due to increased development and design expenses related to inkjet printers, including additional engineering staff. These expenses decreased as a percentage of net sales to 6.5% from 7.2%, due to higher sales in 2000 compared to 1999. The Company expects its engineering, design and product development expenses to decrease slightly during 2001, as the Company reduces engineering activity at the Wallingford, CT facility in preparation for its closing on December 31, 2001.

         SELLING AND MARKETING. Selling and marketing expenses increased $1,199,000, or 31%, to $5,086,000 from $3,887,000 in 1999, and increased as a percentage of net sales to 9.5% from 8.7% in 1999. Such expenses increased by approximately $1,400,000 due primarily to marketing and promotional activities related to the launch of the Company's new family of printers utilizing inkjet printing technology in April 2000, including additional marketing staff. This increase was somewhat offset by lower sales commissions resulting from a decrease in sales eligible for commissions in 2000 compared to 1999. The Company expects that selling and marketing expenses for 2001 will be relatively consistent with those of 2000, as the Company plans to continue a similar level of marketing and promotional activities to support the existing inkjet product, as well as a new inkjet printer expected to be introduced during 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $943,000, or 21% to $5,540,000 in 2000 from $4,597,000 in 1999, and increased slightly as a percentage of net sales to 10.3% from 10.2%. The increase primarily resulted from (1) higher expenses resulting from the Company's upgrade of its telecommunications system, (2) an increase in administrative compensation-related expenses and (3) higher professional expenses.

         PROVISION FOR RESTRUCTURING. During the year ended December 31, 2000, the Company recorded a provision for restructuring of $189,000 to cover severance costs related to the downsizing at the Company's manufacturing facility in Wallingford, Connecticut. At December 31, 2000, approximately $105,000 of restructuring expenses remained accrued.

         OPERATING INCOME (LOSS). The Company incurred an operating loss of $154,000 in 2000 compared to operating income of $35,000 in 1999. The operating loss was primarily the result of higher operating expenses, including planned marketing and product development expenses related to the launch of the Company's new inkjet printer, higher general and administrative expenses, and the restructuring provision recorded in 2000.

         OTHER INCOME. In 1999, the Company recorded a one-time pre-tax gain of $770,000 related to the favorable settlement of a lawsuit with GTECH.

         INTEREST. Net interest expense increased to $649,000 from $399,000 in 1999 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate in 2000 compared to 1999. See "Liquidity and Capital Resources" below.

         INCOME TAXES. As a result of the Company's loss before income taxes in 2000, the Company recorded an income tax benefit of $448,000, or an effective rate of 56.6%, compared to an income tax provision of $102,000 in 1999, or an effective rate of 24%. The abnormally high effective tax benefit rate in 2000 and the low effective tax rate in 1999 are primarily due to the recognition of certain tax credits and the benefit from the Company's foreign sales corporation on relatively low pre-tax amounts.

         NET INCOME (LOSS). The Company incurred a net loss of $344,000 for 2000, or $0.12 per share (basic and diluted), after giving effect to $264,000 of dividends and accretion charges and a one-time beneficial conversion charge of approximately $56,000 on preferred stock issued in April of 2000. This compares to net income of $324,000, or $0.06 per share (basic and diluted) in 1999. In 2001, dividends and accretion charges on preferred stock will be $360,000, before the effect of any conversion or redemption of the preferred stock.

         (ii) YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         NET SALES. Net sales by market for the years ended December 31, 1999 and 1998 were as follows:

                                                  Year ended                   Year ended
             (In thousands)                    December 31, 1999            December 31, 1998
                                               -----------------            -----------------
             Point of sale                     $26,653     59.4%            $27,778       53.2%
             Gaming and lottery                  8,782     19.5              20,113       38.5
             Other                               9,454     21.1               4,348        8.3
                                               -------    -----             -------      -----
                                               $44,889    100.0%            $52,239      100.0%
                                               =======    =====             =======      =====


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

         Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $11,331,000, or 56%, from 1998. The overall decrease primarily reflects a decrease of approximately $15,800,000 in shipments of the Company's on-line lottery printers and spare parts to GTECH. The Company did not make any shipments of on-line lottery printers, other than spares, to GTECH in 1999. The decrease in sales of printers for use in on-line lottery terminals was largely offset by (1) an increase of approximately $300,000 of sales of in-lane and other lottery printers to GTECH and (2) an increase of approximately $3,900,000 in shipments of printers for use in VLTs, primarily for use in South Carolina's video poker industry. During 1998, shipments of VLT printers were significantly lower due to uncertainty in South Carolina's video poker industry concerning the industry's continued future in the state. In October 1999, the Supreme Court of South Carolina upheld legislation to prohibit the use of video poker machines beginning July 1, 2000.

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

         OPERATING INCOME. Operating income decreased $2,113,000 to $35,000 from $2,148,000 in 1998. Operating income as a percentage of net sales declined to 0.1% from 4.1%, due primarily to (1) less gross profit on lower sales volume,
(2) increased selling and marketing expenses and (3) $350,000 of nonrecurring costs related to the GTECH product line.

         OTHER INCOME. Other income for the year ended December 31, 1999 includes a one-time gain of $770,000 related to the favorable settlement of a lawsuit with GTECH.

         INTEREST. Net interest expense increased to $399,000 from $353,000 in 1998 due to increased average outstanding borrowings on the Company's line of credit and a higher average borrowing rate in 1999 compared to 1998.

         INCOME TAXES. The provision for income taxes for the year ended December 31, 1999 reflects an effective tax rate of 24% compared to 34% in the prior year. The significant decline in the Company's effective tax rate largely resulted from the amplified impact of the recognition of certain tax credits compared to a relatively low income before taxes in 1999.

         NET INCOME. Net income for 1999 was $324,000, or $0.06 per share (basic and diluted), as compared to $1,206,000, or $0.20 per share (basic and diluted) in 1998.

         (B) LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash from operations of $333,000, $2,033,000 and $4,047,000 in 2000, 1999 and 1998, respectively. The decrease in cash generated from operations in 2000 compared to 1999 resulted largely from (1) higher receivables at December 31, 2000 and (2) funding of the Company's net loss in 2000. The Company's working capital increased to $13,631,000 at December 31, 2000 from $11,094,000 at December 31, 1999. The current ratio also increased to
3.54 to 1 at December 31, 2000 from 2.90 to 1 at December 31, 1999. Both the increase in working capital and the current ratio were largely due to (1) higher receivables at December 31, 2000 resulting from higher sales volume in the fourth quarter of 2000 compared to the fourth quarter of 1999 and (2) a higher cash balance at December 31, 2000.

         On September 21, 2000, the Company entered into a two-year revolving credit facility (the "Webster Credit Facility") with Webster Bank ("Webster") expiring on September 21, 2002. The Webster Credit Facility replaced a previous credit facility with Fleet National Bank. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on substantially all the assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. The Company had $5,944,000 of outstanding borrowings under this facility at December 31, 2000.

         On February 27, 2001, the Company amended the Webster Credit Facility to (1) provide the Company with the ability to borrow up to $1,500,000 in excess of the amount permitted under the Webster Credit Facility's borrowing base formula ("Permitted Over-Formula Borrowing") and (2) revise certain financial covenants. The Permitted Over-Formula Borrowing is effective from March 1, 2001 through August 31, 2001.

         On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs of approximately $200,000. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until April 7, 2005. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on or after April 7, 2005 at $1,000 per share plus any unpaid dividends. On April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control (which the Company does not believe probable), holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock have certain voting rights and are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly, and have preference to any other dividends, if any, paid by the Company.

         The Company's capital expenditures were approximately $2,415,000, $2,742,000 and $2,232,000 in 2000, 1999 and 1998, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's capital expenditures for 2001 are expected to be approximately $2,000,000, a majority for new product tooling.

         The Company estimates that the non-recurring costs associated with the Consolidation will be approximately $3.0 to $3.5 million, and will be recognized during 2001. Of these costs, approximately $2.5 to $3.0 million will require future cash outlays. The Company expects to pay approximately $500,000 to $800,000 in 2001 and the remainder in 2002.

         The Company believes that cash flows generated from operations and borrowings available under the Webster Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs, including costs associated with the Consolidation, finance its capital expenditures and meet its liquidity requirements through December 31, 2001

         (C) IMPACT OF INFLATION

         TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's Credit Facility with Webster Bank. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the Credit Facility would not have a material effect on the Company's results of operations or cash flow.

         FOREIGN CURRENCY EXCHANGE RISK

         A substantial portion of the Company's sales are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material adverse impact on the Company's financial results in the future. The Company does not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future results of operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                        Page
                                                                                                           Number
                                                                                                           ------
        Report of Independent Accountants                                                                    18

        TransAct Technologies Incorporated consolidated financial statements:

             Consolidated balance sheets as of December 31, 2000 and December 31, 1999.                      19

             Consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998.     20

             Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998.     21

             Consolidated statement of changes in shareholders' equity for the period from December 31,      22
             1997 through December 31, 2000.

             Notes to consolidated financial statements.                                                     23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 27, 2001

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   December 31,     December 31,
                                                                      2000             1999
                                                                      ----             ----
ASSETS:
Current assets:

   Cash and cash equivalents                                        $    992         $    279
   Receivables, net (Note 4)                                           6,137            4,863
   Inventories (Note 5)                                                9,857           10,257
   Deferred tax assets                                                 1,205            1,144
   Other current assets                                                  811              396
                                                                    --------         --------
     Total current assets                                             19,002           16,939
                                                                    --------         --------

Fixed assets, net (Note 6)                                             6,794            6,705
Goodwill, net (Note 2)                                                 1,678            1,886
Other assets                                                             145              154
                                                                    --------         --------
                                                                       8,617            8,745
                                                                    --------         --------
                                                                    $ 27,619         $ 25,684
                                                                    ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Account payable                                                  $  2,690         $  3,056
   Accrued liabilities (Note 7)                                        2,681            2,789
                                                                    --------         --------
     Total current liabilities                                         5,371            5,845
                                                                    --------         --------

Long-term debt (Note 9)                                                5,944            7,100
Other liabilities                                                        445              532
                                                                    --------         --------
                                                                       6,389            7,632
                                                                    --------         --------

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock, Series B, 7%
   cumulative convertible, $1,000 stated value, 8,000 shares
   authorized, 4,000 shares issued and outstanding (Note 15)           3,668               --
                                                                    --------         --------

Shareholders' equity (Notes 11 and 12):
   Preferred stock, Series A, $0.01 par value, 5,000,000
      authorized, none issued and outstanding                             --               --
   Common stock, $0.01 par value; 20,000,000 authorized;
      5,607,827 and 5,576,800 shares issued                               56               56
   Additional paid-in capital                                          6,069            5,656
   Retained earnings                                                   6,929            7,592
   Unamortized restricted stock compensation                            (477)            (747)
   Loan receivable from officer                                         (330)            (330)
   Accumulated other comprehensive income                                (56)             (20)
                                                                    --------         --------
     Total shareholders' equity                                       12,191           12,207
                                                                    --------         --------
                                                                    $ 27,619         $ 25,684
                                                                    ========         ========



          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Year Ended December 31,
                                                       2000             1999             1998
                                                       ----             ----             ----

Net sales                                            $ 53,720         $ 44,889         $ 52,239
Cost of sales                                          39,578           33,135           38,413
                                                     --------         --------         --------

Gross profit                                           14,142           11,754           13,826
                                                     --------         --------         --------

Operating expenses:
   Engineering, design and product
     development expenses                               3,481            3,235            3,642
   Selling and marketing expenses                       5,086            3,887            3,280
   General and administrative expenses                  5,540            4,597            4,456
   Provision for restructuring (Note 15)                  189               --              300
                                                     --------         --------         --------
                                                       14,296           11,719           11,678
                                                     --------         --------         --------

Operating income (loss)                                  (154)              35            2,148
                                                     --------         --------         --------
Other income (expense):
   Interest, net                                         (649)            (399)            (353)
   Other, net (Note 15)                                    11              790               32
                                                     --------         --------         --------
                                                         (638)             391             (321)
                                                     --------         --------         --------

Income (loss) before income taxes                        (792)             426            1,827
Income tax provision (benefit) (Note 13)                 (448)             102              621
                                                     --------         --------         --------

Net income (loss)                                        (344)             324            1,206
Dividends and accretion charges on preferred
   stock (Note 15)                                       (320)              --               --
                                                     --------         --------         --------
Net income (loss) available to common
   shareholders                                      $   (664)        $    324         $  1,206
                                                     ========         ========         ========

Net income (loss) per share:

     Basic                                           $  (0.12)        $   0.06         $   0.20
                                                     ========         ========         ========
     Diluted                                         $  (0.12)        $   0.06         $   0.20
                                                     ========         ========         ========

Weighted average common shares outstanding:

     Basic                                              5,504            5,565            6,163
                                                     ========         ========         ========
     Diluted                                            5,504            5,614            6,170
                                                     ========         ========         ========


          See accompanying notes to consolidated financial statements.

                       TransAct Technologies Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Year Ended December 31,
                                                             2000            1999            1998
                                                             ----            ----            ----
Cash flows from operating activities:
   Net income (loss)                                       $  (344)        $   324         $ 1,206
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
       Depreciation and amortization                         2,750           2,238           2,030
       Deferred income taxes                                   (78)            (19)           (415)
       Loss on disposal of equipment                            --              11               8
       Changes in operating assets and liabilities:
         Receivables                                        (1,274)            371           2,082
         Inventories                                           400          (1,475)           (174)
         Other current assets                                 (415)            158             173
         Other assets                                         (162)           (100)           (134)
         Accounts payable                                     (366)            858            (855)
         Accrued liabilities and other liabilities            (178)           (333)            126
                                                           -------         -------         -------
       Net cash provided by operating activities               333           2,033           4,047
                                                           -------         -------         -------

Cash flows from investing activities:
   Purchases of fixed assets                                (2,415)         (2,742)         (2,232)
   Loans to officers                                            15            (345)             --
   Acquisition of Tridex Ribbon Business                        --            (295)             --
   Proceeds from sale of assets                                217              --               3
                                                           -------         -------         -------
       Net cash used in investing activities                (2,183)         (3,382)         (2,229)
                                                           -------         -------         -------
Cash flows from financing activities:
   Bank line of credit borrowings (repayments), net         (1,156)          1,300           5,500
   Proceeds from option exercises                              175              24               2
   Net proceeds from issuance of preferred stock             3,785              --              --
   Payment of cash dividends on preferred stock               (205)             --              --
   Purchases of treasury stock                                  --            (229)         (7,170)
   Tax benefit related to employee stock sales                  --              --               3
                                                           -------         -------         -------
       Net cash provided by (used in) financing
         activities                                          2,599           1,095          (1,665)
                                                           -------         -------         -------

Effect of exchange rate changes on cash                        (36)            (13)              2
                                                           -------         -------         -------
Increase (decrease) in cash and cash equivalents               713            (267)            155
Cash and cash equivalents at beginning of
   period                                                      279             546             391
                                                           -------         -------         -------
Cash and cash equivalents at end of period                 $   992         $   279         $   546
                                                           =======         =======         =======

Supplemental cash flow information:
   Interest paid                                           $   696         $   433         $   351
   Income taxes paid                                            74             171             561


          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                           Additional
                                                  Common Stock               Paid-in          Retained
                                           Shares              Amount        Capital          Earnings
                                           ------              ------        -------          --------
Balance, December 31, 1997               6,610,300               68            14,975            6,062
   Issuance of restricted stock             25,000               --               228               --
   Cancellation of restricted
     stock                                  (3,000)              --               (36)              --
   Issuance of shares from
     exercise of stock options                 200               --                 2               --
   Amortization of restricted
     stock compensation                         --               --                --               --
   Tax benefit related to
     employee stock sales                       --               --                 3               --
                                        ----------       ----------        ----------       ----------
   Purchase of treasury shares          (1,003,000)              --                --               --
   Retirement of treasury
     shares                                     --              (12)           (9,409)              --
   Comprehensive income:
    Foreign currency
      translation adjustment                    --               --                --               --
   Net income                                   --               --                --            1,206
                                        ----------       ----------        ----------       ----------
Balance, December 31, 1998               5,629,500               56             5,763            7,268
   Issuance of restricted stock             13,000               --                98               --
   Issuance of shares from
     exercise of stock options               5,100               --                24               --
   Amortization of restricted
     stock compensation                         --               --                --               --
   Purchase of treasury shares             (70,800)              --                --               --
   Retirement of treasury
     shares                                     --               --              (229)              --
   Issuance of loan to officer                  --               --                --               --
   Comprehensive income:
    Foreign currency
      translation adjustment                    --               --                --               --
   Net income                                   --               --                --              324
                                        ----------       ----------        ----------       ----------
Balance, December 31, 1999               5,576,800               56             5,656            7,592
   Issuance of restricted stock              5,000               --                44               --
   Cancellation of restricted
     stock                                  (3,800)              --               (36)              --
   Issuance of shares from
     exercise of stock options              25,000               --               150               --
   Issuance of shares from
     employee stock purchase plan            4,827               --                24               --
   Amortization of restricted
     stock compensation                         --               --                --               --
   Issuance of preferred stock
     warrants                                   --               --               175               --
   Deemed dividend on beneficial
     conversion of preferred stock              --               --                56              (56)
   Dividends paid on preferred
     stock                                      --               --                --             (205)
   Accretion of preferred stock
     warrants and issuance costs                --               --                --              (58)
   Comprehensive income:
    Foreign currency
      translation adjustment                    --               --                --               --
   Net loss                                     --               --                --             (344)
                                        ----------       ----------        ----------       ----------
Balance, December 31, 2000               5,607,827       $       56        $    6,069       $    6,929
                                        ==========       ==========        ==========       ==========

                                         Unamortized        Loan           Accumulated
                                         Restricted      Receivable           Other
                                           Stock            from          Comprehensive       Treasury
                                        Compensation       Officer           Income            Stock
                                        ------------       -------           ------            -----
Balance, December 31, 1997                   (942)               --                (9)          (2,251)

   Issuance of restricted stock              (228)               --                --               --
   Cancellation of restricted
     stock                                     36                --                --               --
   Issuance of shares from
     exercise of stock options                 --                --                --               --
   Amortization of restricted
     stock compensation                       231                --                --               --
   Tax benefit related to
     employee stock sales                      --                --                --               --
   Purchase of treasury shares                 --                --                --           (7,170)
   Retirement of treasury
     shares                                    --                --                --            9,421
   Comprehensive income:
    Foreign currency
      translation adjustment                   --                --                 2               --
   Net income                                  --                --                --               --
                                       ----------        ----------        ----------       ----------
Balance, December 31, 1998                   (903)               --                (7)              --

   Issuance of restricted stock               (98)               --                --               --
   Issuance of shares from
     exercise of stock options                 --                --                --               --
   Amortization of restricted
     stock compensation                       254                --                --               --
   Purchase of treasury shares                 --                --                --             (229)
   Retirement of treasury
     shares                                    --                --                --              229
   Issuance of loan to officer                 --              (330)               --               --
   Comprehensive income:
    Foreign currency
      translation adjustment                   --                --               (13)              --
   Net income                                  --                --                --               --
                                       ----------        ----------        ----------       ----------
Balance, December 31, 1999                   (747)             (330)              (20)              --

   Issuance of restricted stock               (44)               --                --               --
   Cancellation of restricted
     stock                                     36                --                --               --
   Issuance of shares from
     exercise of stock options                 --                --                --               --
   Issuance of shares from
     employee stock purchase plan              --                --                --               --
   Amortization of restricted
     stock compensation                       278                --                --               --
   Issuance of preferred stock
     warrants                                  --                --                --               --
   Deemed dividend on beneficial
     conversion of preferred stock             --                --                --               --
   Dividends paid on preferred
     stock                                     --                --                --               --
   Accretion of preferred stock
     warrants and issuance costs               --                --                --               --
   Comprehensive income:
    Foreign currency
      translation adjustment                   --                --               (36)              --
   Net loss                                    --                --                --               --
                                       ----------        ----------        ----------       ----------
Balance, December 31, 2000             $     (477)       $     (330)       $      (56)      $       --
                                       ==========        ==========        ==========       ==========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         TransAct Technologies Incorporated ("TransAct" or the "Company") began operating as a stand-alone, publicly-held company in August 1996 to conduct the printer business that was formerly operated by certain subsidiaries of Tridex Corporation ("Tridex").

2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND PRODUCTS: TransAct, through its two operations, one in Wallingford, CT and the other in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers and related products under the Ithaca(R), Magnetec(R) and TransAct.com brand names. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on five vertical markets: point-of-sale ("POS"), gaming and lottery, financial services, kiosk and Internet. The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value-added resellers and selected distributors, primarily in the United States, Canada, Europe and Latin America.

         TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of its vertical markets. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include PC board configuration, paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas including inventory valuation, estimated lives of fixed assets and goodwill, deferred tax assets, accrued liabilities, allowance for doubtful accounts and tax provisions (benefits). Actual results could differ from those estimates.

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

         FIXED ASSETS: Fixed assets are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $2,176,000, $1,699,000 and $1,546,000 in 2000, 1999 and 1998, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          GOODWILL: Goodwill resulted from the acquisition of (i) Ithaca Peripherals, Inc. in 1991 and the (ii) ribbon business formerly conducted by Tridex ("Tridex Ribbon Business") in 1999. The original amount applicable to the Ithaca acquisition totaled $3,536,000 and is being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and is being amortized on the straight-line method over five years. Accumulated amortization of goodwill was $2,038,000 and $1,830,000 at December 31, 2000 and 1999, respectively. The Company periodically reviews goodwill to assess recoverability based upon expectations of non-discounted cash flows from operations of the acquired businesses. The Company believes that no impairment of goodwill exists at December 31, 2000.

         REVENUE RECOGNITION: Sales are recognized when evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to GTECH Corporation ("GTECH") (for lottery printers) and ICL Pathway (for the British Post Office project) accounted for approximately 22% and 20% of net sales during 2000, respectively. No one customer accounted for more than 10% of net sales during 1999. Sales to one customer, GTECH, accounted for approximately 32% of net sales for the year ended December 31, 1998.

         FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. Transaction gains (losses) are included in other income and amounted to $(26,000), $11,000 and 17,000 in 2000, 1999 and 1998, respectively.

         INCOME TAXES: The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 "Accounting for Income Taxes."

         STOCK-BASED COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company generally equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See Note 11.

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

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in June 1998 which, as amended, is currently effective January 1, 2001 for the Company. The Company believes adoption of FAS 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION

         On May 28, 1999, the Company acquired the business and substantially all the assets of the Tridex Ribbon Business for total cash consideration of approximately $295,000. The acquisition has been accounted for by the purchase method of accounting. The purchased assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date. The results of operations of the acquired company have been included with those of the Company since the date of acquisition. The acquisition cost exceeded the fair value of the net assets acquired by $180,000. Such goodwill is being amortized over a five-year period on a straight-line basis. Prior to the acquisition, the Company provided Tridex with space within its Wallingford, CT manufacturing facility and certain support services for the Tridex Ribbon Business.

4. RECEIVABLES

         Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                                      Year Ended December 31,
                                                             2000              1999             1998
                                                             ----              ----             ----
     (In thousands)
     Balance at beginning of period                         $  132            $  139           $  102
        Doubtful accounts provision (reversal)                 (24)                -               41
        Accounts written off, net of recoveries                 (1)               (7)              (4)
                                                            ------            ------           ------
     Balance at end of period                               $  107            $  132           $  139
                                                            ======            ======           ======

5. INVENTORIES

         The components of inventories are:

                                                                    December 31,
     (In thousands)                                            2000              1999
                                                               ----              ----
     Raw materials and component parts                       $  9,603          $  9,198
     Work-in-process                                              200               542
     Finished goods                                                54               517
                                                             --------          --------
                                                             $  9,857          $ 10,257
                                                             ========          ========


6. FIXED ASSETS

         The components of fixed assets are:

                                                                     December 31,
     (In thousands)                                             2000              1999
                                                                ----              ----
     Tooling, machinery and equipment                         $10,974           $ 9,501
     Furniture, office and computer equipment                   3,811             3,746
     Leasehold improvements                                       749               660
                                                              -------           -------
                                                               15,534            13,907
     Less:  accumulated depreciation                           (8,740)           (7,202)
                                                              -------           -------
                                                              $ 6,794           $ 6,705
                                                              =======           =======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED LIABILITIES

         The components of accrued liabilities are:

                                                         December 31,
     (In thousands)                                 2000             1999
                                                    ----             ----
     Payroll and fringe benefits                 $   382           $   521
     Income taxes accrued                            765               653
     Warranty                                        657               638
     Deferred revenue                                108               129
     Restructuring                                   105                 -
     Other                                           664               848
                                                 -------           -------
                                                 $ 2,681           $ 2,789
                                                 =======           =======


8. EMPLOYEE BENEFIT PLANS

         RETIREMENT SAVINGS PLAN: On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 50% of employees' contributions up to the first 5% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $203,000, $145,000 and $159,000 in 2000, 1999 and 1998, respectively. During 1999 and 1998, the Company's rate of matching contributions was 50% of the employees' contributions up to the first 4% of the employees' compensation contributed to the 401(k) Plan.

         EMPLOYEE STOCK PURCHASE PLAN: In May 2000, the Company's shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 50,000 shares of the Company's common stock are available for issuance to employees beginning June 1, 2000. All full-time employees are eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which begin on June 1 and December 1. Eligible employees may elect to withhold up to 5% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP will terminate at the earlier of May 31, 2005 or the date on which all 50,000 shares available for issuance under the ESPP have been sold. During 2000, the Company sold 4,827 shares of common stock at $4.88 per share under the ESPP. At December 31, 2000, 45,173 shares remained available for sale. Compensation costs related to the ESPP are immaterial.

9. BANK CREDIT AGREEMENT

         On January 29, 1998, the Company entered into a $15,000,000 credit facility with Fleet National Bank ("Fleet"). On May 7, 1999, the Company replaced this facility with a new two-year $10,000,000 revolving credit facility with Fleet (the "Fleet Credit Facility"). The Fleet Credit Facility provided the Company with a $10,000,000 credit facility used to fund working capital. Borrowings under the Fleet Credit facility bore interest on outstanding borrowings at Fleet's prime rate and bore a commitment fee ranging from 0.25% to 0.625% on any unused portion of the Fleet Credit Facility. The Fleet Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.50 to 2.25 percentage points over the market rate ("Margin"), depending on the Company meeting certain ratios. Concurrent with the Fleet Credit Facility, the Company entered into a swap agreement with Fleet under which the Company fixed its interest rate at 5.63% plus the applicable Margin for two years on $3,000,000 of outstanding borrowings under the Fleet Credit Facility. The Fleet Credit Facility was secured by a lien on substantially all the assets of the Company, imposed certain financial covenants and restricted the payment of cash dividends and the creation of liens.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BANK CREDIT AGREEMENT (CONTINUED)

         On March 14, 2000, the Company entered into a new two-year $13,000,000 revolving credit facility (the "New Fleet Credit Facility") with Fleet. The New Fleet Credit Facility replaced the Fleet Credit Facility. The New Fleet Credit Facility provided the Company with a $13,000,000 credit facility used to fund working capital. Borrowings under the New Fleet Credit facility bore interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bore a commitment fee ranging from 0.375% to 0.75% on any unused portion of the New Fleet Credit Facility. The New Fleet Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The New Fleet Credit Facility was secured by a lien on substantially all the assets of the Company, imposed certain financial covenants and restricted the creation of liens.

         On September 21, 2000, the Company entered into a two-year revolving credit facility (the "Webster Credit Facility) with Webster Bank ("Webster") expiring on September 21, 2002. The Webster Credit Facility replaced the New Fleet Credit Facility. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility) (9.5% at December 31,
     2000). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on substantially all the assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. The Company had $5,944,000 of outstanding borrowings under this facility at December 31, 2000.

10. COMMITMENTS AND CONTINGENCIES

         At December 31, 2000, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $991,000, $953,000 and $957,000 in 2000, 1999 and 1998, respectively.
     Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows: $891,000 in 2001; $871,000 in 2002;
     $873,000 in 2003; $855,000 in 2004; $868,000 in 2005 and $1,663,000
     thereafter.

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

11. STOCK OPTIONS AND WARRANTS

         STOCK OPTIONS. On July 30, 1996, the Company adopted the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, and the Directors' Stock Plan which provides for non-discretionary awards to non-employee directors. The plans provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. Options granted are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a five-year period, unless automatically accelerated for certain defined events. At December 31, 2000, the Company has reserved 1,150,000 and 110,000 shares of common stock for issuance under the 1996 Stock Plan and Directors' Stock Plan, respectively.

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

         The 1996 Stock Plan and Directors' Stock Plan option activity is summarized below:

                                                                        Year Ended December 31,
                                                   2000                          1999                         1998
                                                   ----                          ----                         ----
                                                           Weighted                      Weighted                    Weighted
                                                           Average                       Average                     Average
                                                           Exercise                      Exercise                    Exercise
                                           Shares           Price        Shares           Price       Shares           Price
                                           ------           -----        ------           -----       ------           -----
     Outstanding at beginning of
       period:                             818,100          $7.89       752,300           $8.04       542,600          $10.97
         Granted                           190,500           9.86       104,500            5.86       428,100            5.75
         Exercised                         (25,000)          6.05        (5,100)           4.75          (200)           8.50
         Canceled                          (64,600)          7.53       (33,600)           5.07      (218,200)          10.83
                                           -------          -----       -------           -----       -------          ------
     Outstanding at end of period          919,000          $8.34       818,100           $7.89       752,300          $ 8.04
                                           =======          =====       =======           =====       =======          ======
     Options exercisable at end
       of period                           436,580          $8.19       296,140           $8.33       165,360          $ 8.28
                                           =======          =====       =======           =====       =======          ======


                                            Options Outstanding                                  Options Exercisable
                                            -------------------                                  -------------------
                                                         Weighted-          Weighted-                           Weighted-
                                     Outstanding at       Average            Average         Exercisable at      Average
                                      December 31,        Exercise          Remaining         December 31,       Exercise
     Range of Exercise Prices            2000              Price         Contractual Life        2000             Price
     ------------------------            ----              -----         ----------------        ----             -----
                                                                            (In years)
     $  2.50    - $  5.00               238,400            $4.28                6.1             139,740           $4.40
        5.01    -    7.50                84,300             6.17                8.0              18,400            6.15
        7.51    -   10.00               344,800             8.76                6.1             208,840            8.64
       10.01    -   12.50               145,000            10.22                9.1               4,900           11.69
       12.51    -   15.00                45,500            13.75                5.8              28,100           13.75
       15.01    -   17.50                61,000            16.38                6.6              36,600           16.38


         The Company applies APB 25 and related interpretations in accounting for its long-term incentive stock plans. Accordingly, no compensation cost has been recognized for its stock options.

          Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in FAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                                              Year Ended December 31,
                                                                    2000               1999                1998
                                                                    ----               ----                ----
     (In thousands, except per share data)
     Net income (loss) available to common shareholders:
       As reported                                                 $ (664)           $  324              $ 1,206
       Pro forma under FAS 123                                     (1,171)             (422)                 747
     Net income (loss) per share:
       Basic and diluted:
          As reported                                               (0.12)             0.06                 0.20
          Pro forma under FAS 123                                   (0.21)            (0.08)                0.12

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2000, 1999 and 1998.

                                                                                   Year Ended December 31,
                                                                          2000              1999               1998
                                                                          ----              ----               ----
     Risk-free interest rate                                                 6.3%              5.8%              4.9%
     Dividend yield                                                            0%                0%                0%
     Expected volatility factor                                             83.1%             78.0%             78.1%
     Expected option term                                               7.1 years         7.5 years          10 years
     Weighted average fair value of options granted during period           $7.78             $4.55            $ 4.69

         RESTRICTED STOCK: Under the 1996 Stock Plan, the Company has granted shares of restricted common stock, for no consideration, to its officers, one outside director and certain key employees. The 1996 Stock Plan restricted stock activity is summarized below:

                                                                Year Ended December 31,
                                                         2000            1999            1998
                                                         ----            ----            ----
     Outstanding shares at beginning of period          95,080          91,440          78,800
         Granted                                         5,000          13,000          25,000
         Vested                                        (12,960)         (9,360)         (9,360)
         Canceled                                       (3,800)              -          (3,000)
                                                        ------          ------          ------
     Outstanding shares at end of period                83,320          95,080          91,440
                                                        ======          ======          ======

         Of the 83,320 shares of restricted stock outstanding at December 31, 2000, 29,320 shares vest over a five-year period, while 54,000 shares vest at the end of a five-year period. Under certain conditions, vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to a separate component of shareholders' equity and subsequently amortized over the vesting period. Amortization expense of $277,000, $254,000 and $231,000 was recorded during 2000, 1999 and 1998, respectively.

         WARRANTS: On August 22, 1996, the Company sold to the underwriters of its initial public offering, for nominal consideration, a warrant to purchase from the Company up to 115,000 shares of common stock at an exercise price of $10.20 per share. The warrant is exercisable until August 20, 2001.

         On April 7, 2000, in connection with the sale of the Preferred Stock, the Company issued to its investment advisors, McFarland Dewey & Co., warrants to purchase from the Company up to 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable through April 7, 2005.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On February 16, 1999, the Company amended its Stockholder Rights Plan to remove the provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors who are defined as continuing directors.

13. INCOME TAXES

         The components of the income tax provision are as follows:

                                                      Year Ended December 31,
                                               2000            1999            1998
                                               ----            ----            ----
(In thousands)
Current:

  Federal                                   $  (561)        $    88         $   779
  State                                          43              18             126
  Foreign                                       194              12             131
                                            -------         -------         -------
                                               (324)            118           1,036
                                            -------         -------         -------
Deferred:
  Federal                                       (94)            (37)           (371)
  State                                         (34)             18             (44)
  Foreign                                         4               3              --
                                            -------         -------         -------
                                               (124)            (16)           (415)
                                            -------         -------         -------
Total income tax provision (benefit)        $  (448)        $   102         $   621
                                            =======         =======         =======


         The Company had foreign income before taxes of $665,000, $65,000 and $435,000 in 2000, 1999 and 1998, respectively.

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                           December 31,
(In thousands)                          2000          1999
                                        ----          ----
Gross deferred tax assets:
  Liabilities and reserves             $1,435        $1,320
                                       ======        ======
Gross deferred tax liabilities:
  Depreciation                         $  576        $  539
                                       ======        ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES (CONTINUED)

         Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                                  Year Ended December 31,
                                                             2000         1999          1998
                                                             ----         ----          ----
     Federal statutory tax rate                             (34.0)%       34.0%         34.0%
     State income taxes, net of federal income taxes        (0.3)         13.2           6.0
     Non-deductible purchase accounting adjustments          9.9          41.6           4.4
     Tax benefit from foreign sales corporation             (3.1)           --          (2.2)
     Tax benefit from tax credits                          (22.9)        (60.0)         (5.8)
     Foreign rate differential                              (3.5)         (1.6)         (0.9)
     Other                                                  (2.7)         (3.2)         (1.5)
                                                            -----         ----          ----
        Effective tax rate                                  (56.6)%       24.0%         34.0%
                                                            =====         ====          ====


14. DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, other current assets, other assets, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short nature of the transactions. The carrying value of long-term debt approximates the fair value based upon the variable rate on that debt.

         Off-balance sheet derivative financial instruments include interest-rate swaps. At December 31, 1999, interest-rate swaps, held for purposes other than trading, had a fair value settlement of $35,000, based on the underlying principal amount of $3,000,000. The Company sold its interest-rate swap during 2000.

15. SIGNIFICANT TRANSACTIONS

         RESTRUCTURING: During the fourth quarter of 2000 and fourth quarter of 1998, the Company recorded a restructuring charge of $189,000 and $300,000, respectively, for severance costs related to the downsizing and reorganization of its manufacturing facility in Wallingford, CT. Severance costs resulted from the reduction of 11 and 14 employees in 2000 and 1999, respectively. At December 31, 2000, approximately $105,000 of restructuring expenses remained accrued.

         PREFERRED STOCK SALE: On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until April 7, 2005, and will be accreted to preferred stock ratably over 60 months. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. On or after April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control (which the Company does not believe probable), holders have the right to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock have certain voting rights and are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SIGNIFICANT TRANSACTIONS (CONTINUED)

         PREFERRED STOCK SALE (CONTINUED): Concurrent with the issuance of the Preferred Stock, the Company recorded a beneficial conversion charge. The beneficial conversion charge was calculated as the difference between the assigned fair value of the Preferred Stock and the fair value of the related common stock, as of April 7, 2000, into which the Preferred Stock was immediately convertible. Accordingly, a deemed preferred dividend of approximately $56,000 as of the issuance date has been recognized as a charge to retained earnings and net loss attributable to common shareholders, and as an increase to additional paid-in capital.

         GTECH LAWSUIT SETTLEMENT: On June 25, 1999, the Company commenced a lawsuit in the United States District Court for the District of Rhode Island against GTECH for misappropriation of trade secrets, breach of contract and related claims, seeking injunctive relief and compensatory and punitive damages. On July 15, 1999, GTECH and the Company signed a new five-year agreement under which the Company will be the exclusive manufacturer and supplier to GTECH of an impact printer for use in GTECH's Isys(R) online lottery terminal. As part of the agreement, GTECH agreed to pay the Company $1 million for past design efforts, development costs and manufacturing interruption costs and agreed to place a non-cancelable order for delivery of a minimum of approximately $8 million of printers in the year 2000. In connection with the execution of this agreement, the parties agreed to have all claims under the lawsuits dismissed and filed dismissal stipulations to terminate the federal and state lawsuits. As a result of the settlement, the Company reported $770,000 ($1 million cash settlement, less $230,000 of directly-related expenses) in other income during 1999.

         LOAN TO OFFICER: On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock on the open market during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer secured by 154,000 shares of the Company's common stock, which includes 50,000 shares of restricted stock. The loan bears interest at a rate equivalent to the Company's average borrowing rate under its current credit facility, and is payable annually. The principal amount of the loan is deducted from shareholders' equity.

         STOCK REPURCHASE PROGRAM: During November 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock at a price of no more than $12 per share. During May, August and October 1998, the Board approved the repurchase of an additional 500,000, 250,000 and 250,000 shares, respectively, bringing the total authorized to
     1.5 million shares. The Company acquired 70,800 shares of its common stock for $229,000 in 1999, 1,003,000 shares for $7,170,000 in 1998, and 200,000 shares for $2,251,000 in 1997. Since the Company began the stock repurchase program in December 1997 through December 31, 1999, it has repurchased 1,273,800 shares for $9,650,000 (an average cost of $7.58 per share). The Company did not repurchase any shares during 2000, and management does not expect to repurchase any additional shares in the foreseeable future.

16. INTERNATIONAL OPERATIONS

         The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of $11,164,000, $700,000 and $4,990,000 in the year ended December 31, 2000,
     1999 and 1998, respectively. The Company had export sales to its foreign customers from the United States of approximately $5,156,000, $7,807,000 and $3,396,00 in the year ended December 31, 2000, 1999 and 1998, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS (unaudited)

         On February 15, 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001. Production is planned to continue at the Wallingford facility until the end of 2001, with individual product lines scheduled to move over the course of 2001. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 employees. The Company estimates that the non-recurring costs associated with the consolidation, including severance pay, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $3.0 to $3.5 million and will be recognized during 2001.

         On February 27, 2001, the Company amended the Webster Credit Facility to (1) provide the Company with the ability to borrow up to $1,500,000 in excess of the amount permitted under the Webster Credit Facility's borrowing base formula ("Permitted Over-Formula Borrowing") and (2) revise certain financial covenants. The Permitted Over-Formula Borrowing is effective from March 1, 2001 through August 31, 2001.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The Company's quarterly results of operations for the years ended December 31, 2000, 1999 and 1998 (unaudited) are as follows:

                                                                             Quarter Ended
                                                                             -------------
     (In thousands, except per share amounts)         March 27          June 26       September 23     December 31
                                                      --------          -------       ------------     -----------
     2000:
         Net sales                                    $ 11,238         $ 13,740         $ 14,604        $ 14,138
         Gross profit                                    3,013            3,665            3,867           3,597
         Net income (loss)                                (300)            (186)             290            (148)
         Net income (loss) available to common
          Shareholders                                    (300)            (326)             200            (238)
         Net income (loss) per share:
            Basic and diluted                            (0.05)           (0.06)            0.04           (0.04)

                                                      March 27          June 26       September 25     December 31
                                                      --------          -------       ------------     -----------
     1999:
         Net sales                                    $  9,201         $ 12,524         $ 13,020        $ 10,144
         Gross profit                                    2,428            3,238            3,335           2,753
         Net income (loss)                                (279)             146              837            (380)
         Net income (loss) per share:
            Basic and diluted                            (0.05)            0.03             0.15           (0.07)

                                                      March 28          June 27       September 26     December 31
                                                      --------          -------       ------------     -----------
     1998:
         Net sales                                    $ 13,280         $ 12,500         $ 13,600        $ 12,859
         Gross profit                                    3,746            3,435            3,778           2,867
         Net income (loss)                                 634              231              533            (192)
         Net income (loss) per share:
            Basic and diluted                             0.10             0.04             0.09           (0.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information contained in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 23, 2001 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained in "Executive Compensation" other than the "Compensation Committee Report on Executive Compensation" of the Proxy Statement is hereby incorporated herein by reference.

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

      (iii)     List of exhibits

                  3.1(a)   Certificate of Incorporation of the Company, filed with the Secretary of State of        (2)
                           Delaware on June 17, 1996.

                  3.1(b)   Certificate of Amendment of Certificate of Incorporation of the Company, filed with      (4)
                           the Secretary of State of Delaware on May 30, 1997.

                  3.2      Amended and Restated By-laws of the Company.                                             (6)

                  4.1      Specimen Common Stock Certificate.                                                       (2)

                  4.2      Amended and Restated Rights Agreement between TransAct and American Stock Transfer &     (5)
                           Trust Company dated February 16, 1998.

                 10.1      Tax Sharing Agreement dated as of July 31, 1996 between Tridex and TransAct.             (3)

                 10.2      Purchase Agreement dated as of October 17, 1996 between ICL Pathway Limited, Ithaca      (3)
                           Peripherals Limited and TransAct. (Pursuant to Rule 24b-2 under the Securities
                           Exchange Act of 1934, as amended (the "Exchange Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.3(x)   1996 Stock Plan, effective July 30, 1996.                                                (3)

                 10.4(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.                           (3)

                 10.5      Sales and Marketing Agreement by and between the Company and Oki Europe Limited,         (2)
                           dated May 9, 1996. (Pursuant to Rule 477 under the Securities Act of 1993, as amended (the "Securities Act"), the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.6      OEM Purchase Agreement by and between OKIDATA and Tridex, dated January 21, 1991.        (2)
                           (Pursuant to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.7      Strategic Agreement by and between OKIDATA and Tridex, dated May 9, 1996. (Pursuant      (2)
                           to Rule 477 under the Securities Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.8      Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23,        (2)
                           1992.

                 10.9(x)   Employment Agreement, dated July 31, 1996, by and between the Company and Bart C.        (2)
                           Shuldman.

                 10.10(x)  Employment Agreement, dated July 31, 1996, by and between the Company and Richard L.     (2)
                           Cote.

                 10.11(x)  Severance Agreement by and between TransAct and Lucy H. Staley, dated September 4,       (3)
                           1996.

                 10.12(x)  Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4,     (3)
                           1996.

                 10.13     Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca,          (4)
                           dated December 2, 1996.

                 10.14     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated          (4)
                           July 30, 1997.

                 10.15     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated May 31,     (4)
                           1996. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.16(x)  Severance Agreement by and between TransAct and Steven A. DeMartino, dated January       (6)
                           21, 1998.

                 10.17     Loan Agreement by and between the Company and Bart C. Shuldman, dated February 23,       (6)
                           1999.

                 10.18     Asset Transfer Agreement dated as of May 28, 1999 between Magnetec Corporation and       (7)
                           Tridex Corporation.

                 10.19     OEM Purchase Agreement by and between GTECH Corporation, TransAct Technologies and       (8)
                           Magnetec Corporation commencing July 14, 1999.  (Pursuant to Rule 24-b-2 under the
                           Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.20     Amendment to OEM Purchase Agreement by and between Okidata and Tridex, dated August      (9)
                           28, 1999.  (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                 10.21     Preferred Stock Purchase Agreement and Certificate of Designation dated as of March      (10)
                           20, 2000 between TransAct Technologies Incorporated and Advance Capital Partners,
                           L.P. and affiliate

                 10.22     Revolving Credit Agreement dated as of September 21, 2000 by and between TransAct        (11)
                           Technologies Incorporated and Webster Bank.

                 10.23(x)  Severance Agreement by and between TransAct and Catherine J. Dawson, dated April 21,     (1)
                           1999.

                 10.24(x)  Severance Agreement by and between TransAct and Mark Goebel, dated July 31, 1996.        (1)

                 10.25(x)  Severance Agreement by and between TransAct and James B. Stetson, dated January 24,      (1)
                           2001.

                 10.26     Amendment to Revolving Credit Agreement dated February 27, 2001 by and between           (1)
                           TransAct Technologies Incorporated and Webster Bank.

                 11.1      Computation of earnings per share.                                                       (1)

                 21.1      Subsidiaries of the Company.                                                             (1)

                 23.1      Consent of PricewaterhouseCoopers LLP.                                                   (1)

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

                 (4) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.

                 (5) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed February
                           18, 1999, is incorporated by reference.

                 (6) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are incorporated by reference.

                 (7) These exhibits, which were previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1999, are incorporated by reference.

                 (8) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.

                 (9) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are incorporated by reference.

                (10) These exhibits, which were previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.

                (11) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed October
                           11, 2000, is incorporated by reference.

                 (x) Management contract or compensatory plan or arrangement required to be filed pursuant to Item
                           14(c).

         (B) REPORTS ON FORM 8-K.

                  A Form 8-K was filed on October 11, 2000 to report under Item 5 a new revolving credit agreement with Webster Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRANSACT TECHNOLOGIES INCORPORATED



                                      By:   /s/ Bart C. Shuldman
                                         ---------------------------------------
                                           Bart C. Shuldman
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           Date:   March 28, 2001



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

Signature                                                 Title                                       Date
---------                                                 -----                                       ----
   /s/ Bart C. Shuldman                     Chairman of the Board, President and                 March 28, 2001
------------------------------------        Chief Executive Officer
Bart C. Shuldman                            (Principal Executive Officer)


   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            March 28, 2001
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)


   /s/ Steven A. DeMartino                  Vice President and Corporate Controller              March 28, 2001
------------------------------------        (Principal Accounting Officer)
Steven A. DeMartino


   /s/ Charles A. Dill                      Director                                             March 28, 2001
------------------------------------
Charles A. Dill

   /s/ Jeffrey T. Leeds                     Director                                             March 28, 2001
------------------------------------
Jeffrey T. Leeds

   /s/ Thomas R. Schwarz                    Director                                             March 28, 2001
------------------------------------
Thomas R. Schwarz

   /s/ Graham Y. Tanaka                     Director                                             March 28, 2001
------------------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

                 Exhibit
                 10.23(x) Severance Agreement by and between TransAct and Catherine J. Dawson, dated April 21, 1999.

                 10.24(x)  Severance Agreement by and between TransAct and Mark
                           Goebel, dated July 23, 1996.

                 10.25(x)  Severance Agreement by and between TransAct and James
                           B. Stetson, dated January 24, 2001

                 10.26     Amendment to Revolving Credit Agreement dated
                           February 27, 2001 by and between TransAct
                           Technologies Incorporated and Webster Bank.

                 11.1      Computation of earnings per share.

                 21.1      Subsidiaries of the Company.

                 23.1      Consent of PricewaterhouseCoopers LLP.