Form 10-Q
period 2001-03-31
TRANSACT TECHNOLOGIES INC
filed 2001-05-14
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                       to:
                               -------------------------------------------------
Commission file number:                               0-21121
                       ---------------------------------------------------------

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

         DELAWARE                                  06-1456680
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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING APRIL 27, 2001
-----                                                --------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         5,621,427

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                        Financial Information:                   Page No.
-------                        ----------------------                   --------

 Item 1                        Financial Statements

                               Consolidated condensed balance
                               sheets as of March 31, 2001 and
                               December 31, 2000                            3

                               Consolidated condensed statements
                               of operations for the three months
                               ended March 31, 2001 and March 25, 2000      4

                               Consolidated condensed statements
                               of cash flow for the three months ended
                               March 31, 2001 and March 25, 2000            5

                               Notes to consolidated condensed
                               financial statements                         6

 Item 2                        Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                   8


 Item 3                        Quantitative and Qualitative
                               Disclosures about Market Risk               11

PART II.                       Other Information:
--------                       ------------------

 Item 6                        Exhibits and Reports on Form 8-K            11

 Signatures                                                                12

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                        MARCH 31,   December 31,
(In thousands)                                            2001         2000
                                                          ----         ----
ASSETS:
Current assets:
   Cash and cash equivalents                           $    169     $    992
   Receivables, net                                       5,267        6,137
   Inventories                                            9,288        9,857
   Other current assets                                   3,004        2,016
                                                       --------     --------
      Total current assets                               17,728       19,002
                                                       --------     --------

Fixed assets, net                                         6,347        6,794
Goodwill, net                                             1,626        1,678
Other assets                                                 77          145
                                                       --------     --------
                                                          8,050        8,617
                                                       --------     --------
                                                       $ 25,778     $ 27,619
                                                       ========     ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                    $  3,082     $  2,690
   Accrued liabilities                                    2,976        2,681
   Accrued restructuring expenses (Note 5)                1,039         --
                                                       --------     --------
      Total current liabilities                           7,097        5,371
                                                       --------     --------

Long-term debt                                            4,178        5,944
Other liabilities                                           413          445
                                                       --------     --------
                                                          4,591        6,389
                                                       --------     --------

Mandatorily redeemable preferred stock                    3,688        3,668
                                                       --------     --------

Shareholders' equity:
   Common stock                                              56           56
   Additional paid-in capital                             6,114        6,069
   Retained earnings                                      5,082        6,929
   Unamortized restricted stock compensation               (413)        (477)
   Loan receivable from officer                            (330)        (330)
   Accumulated other comprehensive loss                    (107)         (56)
                                                       --------     --------
      Total shareholders' equity                         10,402       12,191
                                                       --------     --------
                                                       $ 25,778     $ 27,619
                                                       ========     ========




           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                 MARCH 31,   March 25,
(In thousands, except per share data)              2001       2000
                                                   ----       ----
Net sales                                      $  9,773     $ 11,238
Cost of sales                                     7,970        8,225
                                               --------     --------
Gross profit                                      1,803        3,013
                                               --------     --------

Operating expenses:
   Engineering, design and product
      development costs                             818          860
   Selling and marketing expenses                 1,146        1,255
   General and administrative expenses            1,507        1,222
   Business consolidation and restructuring
      expenses (Note 5)                           1,024         --
                                               --------     --------
                                                  4,495        3,337
                                               --------     --------

Operating loss                                   (2,692)        (324)
                                               --------     --------
Other income (expense):
   Interest, net                                    (94)        (154)
   Other, net                                        41           17
                                               --------     --------
                                                    (53)        (137)
                                               --------     --------

Loss before income taxes                         (2,745)        (461)
Income tax benefit                                 (988)        (161)
                                               --------     --------

Net loss                                         (1,757)        (300)
Dividends and accretion charges on
   preferred stock                                  (90)        --
                                               --------     --------

Net loss available to common
   shareholders                                $ (1,847)    $   (300)
                                               ========     ========

Net loss per share:
   Basic and diluted                           $  (0.33)    $  (0.05)
                                               ========     ========

Weighted average common shares outstanding:
   Basic and diluted                              5,531        5,483
                                               ========     ========



           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                    ----------------------
                                                                    MARCH 31,    March 25,
(In thousands)                                                        2001         2000
                                                                    ---------    ---------
Cash flows from operating activities:
   Net loss                                                         $(1,757)    $  (300)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   790         599
        Loss (gain) on disposal of equipment                              3          (4)
        Changes in operating assets and liabilities:
           Receivables                                                  870      (1,709)
           Inventories                                                  569        (952)
           Other current assets                                        (988)        (10)
           Other assets                                                 (24)        (58)
           Accounts payable                                             392         671
           Accrued liabilities and other liabilities                    263         (33)
           Accrued restructuring expenses                             1,039        --
                                                                    -------     --------
             Net cash provided by (used in) operating activities      1,157      (1,796)
                                                                    -------     --------

Cash flows from investing activities:
   Purchases of fixed assets                                           (138)       (664)
                                                                    -------     --------
      Net cash used in investing activities                            (138)       (664)
                                                                    -------     --------

Cash flows from financing activities:
   Bank line of credit (repayments) borrowings, net                  (1,766)      2,400
   Proceeds from option exercises                                        45          19
   Payment of cash dividends on preferred stock                         (70)       --
                                                                    -------     --------
      Net cash (used in) provided by financing activities            (1,791)      2,419
                                                                    -------     --------

Effect of exchange rate changes on cash                                 (51)         (5)
                                                                    -------     --------

Decrease in cash and cash equivalents                                  (823)        (46)
Cash and cash equivalents at beginning of period                        992         279
                                                                    -------     --------
Cash and cash equivalents at end of period                          $   169     $   233
                                                                    =======     ========




           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and March 25, 2000. The December 31, 2000 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three months ended March 31, 2001 and March 25, 2000 are not necessarily indicative of the results to be expected for the full year.

                  Effective beginning in 2001, the Company's quarterly periods end on the last day of the calendar quarter. Prior to 2001, the Company reported quarterly results generally on thirteen-week quarterly periods, each ending on the Saturday closest to month-end.

2.       Earnings per share

                  Basic earnings per common share for the three months ended March 31, 2001 and March 25, 2000 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants.

3.       Inventories:

                  The components of inventory are:

                                                              March 31,       December 31,
                  (In thousands)                                2001             2000
                                                              --------        -----------
                  Raw materials and component parts            $8,834           $9,603
                  Work-in-process                                 345              200
                  Finished goods                                  109               54
                                                               ------           ------
                                                               $9,288           $9,857
                                                               ======           ======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.       Significant transactions

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

5.       Business consolidation and restructuring

                  On February 15, 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001. Production is planned to continue at the Wallingford facility until the end of 2001, with individual product lines scheduled to transfer over the course of 2001. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees. The Company estimates that the non-recurring costs associated with the consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $3.0 to $3.5 million and will be recognized during 2001.

                  The following table summarizes the components of the business consolidation and restructuring charge, the amounts settled during the quarter, and the remaining accrual as of March 31, 2001:

                                                                                          Three months
                                                                                              ended
             (In thousands)                                                                 March 31,
                                                                                              2001
                                                                                          ------------
             Employee severance and termination expenses                 (1)                  $   195
             Facility closure and consolidation expenses                 (2)                      829
                                                                                          ------------

             Subtotal - Business consolidation and restructuring
             expenses                                                                           1,024
             Accelerated depreciation                                    (3)                       98
                                                                                          ------------

             Total business consolidation, restructuring and
             related charges                                                                    1,122
             Cash payments and non-cash items                            (4)                      (83)
                                                                                          ------------

             Accrual balance, end of period                                                    $1,039
                                                                                          ============


(1) Employee severance and termination expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related costs expected to be paid to employees who will be involuntarily terminated.

(2) Facility closure and consolidation expenses are the estimated costs to close the Wallingford, CT facility including lease termination costs and other related costs, all of which are in accordance with the restructuring plan. The Wallingford facility closure is expected to be completed by the end of 2001.

(3) Represents accelerated depreciation on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

(4) Includes actual cash payments made, plus other non-cash charges including accelerated depreciation and disposal losses on assets incurred during the period.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products by competitors; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully consolidate its operations into its Ithaca, NY facility; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.

PLANT CONSOLIDATION DURING 2001
In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility by the end of 2001 (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers and, therefore, lowers the required production capacity. Production is planned to continue at the Wallingford facility until the end of 2001, with individual product lines scheduled to transfer over the course of 2001. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments and other costs, will be in the $3.0 to $3.5 million range and will be recognized during 2001. The Company expects the Consolidation will provide approximately $4.0 million in annual cost savings, compared to 2000, beginning in 2002. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on the Company's future cash flows. Also see Note 5 to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 25, 2000
--------------------------------------------------------------------------------

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                                      Three months ended                  Three months ended
               (In thousands, except %)                 March 31, 2001                      March 25, 2000
                                                    -------------------------         --------------------------
               Point of sale                        $   6,005         61.5  %         $   5,833          51.9  %
               Gaming and lottery                       1,928         19.7                3,947          35.1
               Other                                    1,840         18.8                1,458          13.0
                                                    -------------------------         --------------------------
                                                    $   9,773        100.0  %         $  11,238         100.0  %
                                                    =========================         ==========================

Net sales for the first quarter of 2001 decreased $1,465,000, or 13%, to $9,773,000 from the prior year's first quarter, due to significantly lower shipments into the Company's gaming and lottery market, partially offset by increased sales into the point of sale ("POS") and the Company's other markets.

Point of sale: Sales of the Company's POS printers increased approximately $172,000, or 3%. Domestic POS printer sales decreased slightly by $106,000, as the Company continues to experience softness in demand from the Company's domestic distributors.

Point of sale (continued): International POS printer shipments increased approximately $278,000 due largely to approximately $400,000 of shipments of the Company's thermal fiscal printer in Europe. The Company did not make any thermal fiscal printer shipments in the first quarter of 2000. The increase in international shipments of fiscal printers was partially offset by lower printer shipments to ICL Pathway for the British Post Office project. Shipments for the British Post Office project totaled approximately $1,100,000 in the first quarter of 2001 compared to $1,200,000 in the same quarter of 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no further shipments are expected. While the Company expects to replace sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results for the remainder of 2001.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $2,019,000, or 51%, from the first quarter a year ago. The primary reason for the decrease of revenue in this market is the absence of printer shipments of the Company's on-line lottery printers to GTECH Corporation ("GTECH")(a worldwide lottery terminal provider and major customer of the Company) in the first quarter of 2001. Shipments of these printers and spares totaled approximately $3,100,000 in the first quarter of 2000. The Company received an order from GTECH in January 2001 approximating $14,000,000 for additional on-line lottery printers that will be delivered from May to December 2001.

Offsetting the decrease of printer sales to GTECH was an increase of approximately $1,100,000 in sales of the Company's new slot machine printer. The new slot machine printer is primarily for use in Indian casinos in California and casinos in Nevada. The Company expects sales of its slot machine printers to continue to increase for the remainder of 2001.

Other: Sales of the Company's printers into other markets increased by $382,000, or 26%, to $1,840,000 from the prior year's comparable quarter. The first quarter of 2001 included shipments of approximately $1,000,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first quarter of 2000. This increase was partially offset by lower sales (a decrease of approximately $600,000) of the Company's ATM printer and related spares. Since printer sales into this market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $1,210,000, or 40%, to $1,803,000 from the prior year's quarter due primarily to lower volume of sales. The gross margin also declined to 18.5% from 26.8%. Both gross profit and gross margin for the first quarter of 2001 were adversely impacted by lower sales volume at the Company's Wallingford facility, primarily due to the absence of on-line lottery printer shipments to GTECH. The Company expects its gross margin to improve slightly in the second quarter of 2001, and more significantly in the second half of 2001, as the Company resumes printer shipments to GTECH.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $42,000, or 5%, to $818,000 from the first quarter of 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility. Engineering and product development expense increased as a percentage of net sales to 8.4% from 7.6%, due largely to lower sales volume in the first quarter of 2001 compared to 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased $109,000, or 9%, to $1,146,000 from the first quarter of 2000, and increased slightly as a percentage of net sales to 11.7% from 11.2%. Such expenses decreased primarily due to unusually high marketing and promotional expenses incurred during the first quarter of 2000 related to preparation for the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology. This decrease was partially offset by higher sales commissions resulting from an increase in sales eligible for commissions in the first quarter of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $285,000, or 23%, to $1,507,000 from the comparable prior year's quarter and increased as a percentage of net sales to 15.4% from 10.9%. The increase primarily resulted from (1) higher administrative compensation-related expenses due largely to annual salary increases and (2) the inclusion of $98,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives have been shortened as a result of the Consolidation. For the remainder of 2001, accelerated depreciation on these assets are expected to be approximately $98,000 per quarter.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first quarter of 2001, the Company incurred approximately $1,024,000 of expenses related to the Consolidation. These expenses primarily included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). The Company estimates that the non-recurring costs associated with the Consolidation will be in the $3.0 to $3.5 million range and will be recognized during 2001. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. Operating loss increased $2,368,000, to $2,692,000 from $324,000 in the first quarter of 2000, primarily due to expenses related to the Consolidation and lower gross margin resulting from lower sales in the first quarter of 2001 compared to the first quarter of 2000.

INTEREST. Net interest expense decreased to $94,000 from $154,000 in the first quarter of 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $988,000 and $161,000, or an effective rate of 36% and 34.9%, in the first quarter of 2001 and 2000, respectively.

NET LOSS. The Company incurred a net loss during the first quarter of 2001 of $1,757,000, or $0.33 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss of $300,000, or $0.05 per share (basic and diluted) for the first quarter of 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company reported cash generated from operations of $1,157,000 during the first quarter of 2001 compared to cash used in operations of $1,796,000 during the first quarter of 2000. The increase in cash generated is due to higher collections of receivables and decreased inventory levels partially offset by higher net losses. The Company's working capital decreased to $10,631,000 at March 31, 2001 from $13,631,000 at December 31, 2000. The current ratio also decreased to 2.50 at March 31, 2001 from 3.54 at December 31, 2000. Both the decrease in working capital and the current ratio were largely due to (1) lower receivables at March 31, 2001 resulting from lower sales volume in the first quarter of 2001 compared to the fourth quarter of 2000, (2) the Company's effort to lower inventory levels and (3) accrued restructuring expenses of approximately $1.0 million related to the Consolidation. The Company expects its working capital and current ratio to continue to decline for the remainder of 2001, as the majority of expenses related to the Consolidation will continue to accrue during 2001, but are not expected to be paid until 2002.

On September 21, 2000, the Company entered into a new two-year revolving credit facility (the "Webster Credit Facility") with Webster Bank expiring on September 21, 2002. The Webster Credit Facility replaced a previous credit facility with Fleet National Bank. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on all the assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

On February 27, 2001, the Company amended the Webster Credit Facility to (1) provide the Company with the ability to borrow up to $1,500,000 in excess of the amount permitted under the Webster Credit Facility's borrowing base formula ("Permitted Over-Formula Borrowing") and (2) revise certain financial covenants. The Permitted Over-Formula Borrowing is effective from March 1, 2001 through August 31, 2001. The Company had $4,178,000 of outstanding borrowings under this facility at March 31, 2001.

The Company's capital expenditures were approximately $138,000 and $664,000 for the three months ended March 31, 2001 and March 25, 2000, respectively. These expenditures primarily included new product tooling, largely for new inkjet products in the 2000 period. The Company's total capital expenditures for 2001 are expected to be approximately $2,000,000, a majority for new product tooling.

The Company estimates that the non-recurring costs associated with the Consolidation will be approximately $3.0 to $3.5 million, and will be recognized during 2001. Of these costs, approximately $2.5 to $3.0 million will require future cash outlays. The Company expects to pay approximately $500,000 to $800,000 in 2001 and the remainder in 2002. The Company paid approximately $17,000 of these costs during the first quarter of 2001.

The Company believes that cash flows generated from operations and borrowings available under the Webster Credit Facility, as necessary, will provide sufficient resources to meet the Company's working capital needs including costs associated with the Consolidation, finance its capital expenditures and meet its liquidity requirements through December 31, 2001.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Webster Credit Facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company, under the Webster Credit Facility, may, and has, fixed its rate of interest at LIBOR plus the applicable margin for between 30 and 90 days on a significant portion of its outstanding borrowings. The Company does not have any other protection against interest rate fluctuations. An effective increase or decrease of 10% in the current effective interest rates under the Webster Credit Facility would not have a material effect on the Company's results of operations or cash flow.

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


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits filed herein


                           Exhibit 11.1     Computation of earnings per share


         b.       Reports on Form 8-K

                           A Form 8-K was filed on February 15, 2001 to report
                  under Item 9 two press releases pursuant to Rule 101(e) of Regulation FD.

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




                                   TRANSACT TECHNOLOGIES INCORPORATED
                                   ----------------------------------
                                   (Registrant)



May 14, 2001                        /s/ Richard L. Cote
                                    -------------------------------------------
                                    Richard L. Cote
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)




                                     /s/ Steven A. DeMartino
                                     ------------------------------------------
                                     Steven A. DeMartino
                                     Vice President and Corporate Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

                  Exhibit
                  -------
                    11.1        Computation of earnings per share.