Form 10-Q
period 2001-06-30
TRANSACT TECHNOLOGIES INC
filed 2001-08-13
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          June 30, 2001

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

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [x] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING AUGUST 3, 2001
-----                                                --------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         5,659,778

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                         Page No.
-------                     ----------------------                                                         --------
      Item 1                Financial Statements

                            Consolidated condensed balance sheets as of June 30, 2001 and December
                            31, 2000                                                                           3

                            Consolidated condensed statements of operations for the three and six
                            months ended June 30, 2001 and June 24, 2000                                       4

                            Consolidated condensed statements of cash flow for the six months ended
                            June 30, 2001 and June 24, 2000                                                    5

                            Notes to consolidated condensed financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                      9

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        15

PART II.                    Other Information:

      Item 4                Submission of Matters to a Vote of Security Holders                               15

      Item 6                Exhibits and Reports on Form 8-K                                                  15

      Signatures                                                                                              16

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                           JUNE 30,        December 31,
(In thousands)                                               2001             2000
--------------                                               ----             ----
ASSETS:
Current assets:
   Cash and cash equivalents                               $     96         $    992
   Receivables, net                                           7,647            6,137
   Inventories                                               10,354            9,857
   Deferred tax assets                                        2,158            1,205
   Other current assets                                         601              811
                                                           --------         --------
     Total current assets                                    20,856           19,002
                                                           --------         --------

Fixed assets, net                                             6,066            6,794
Goodwill, net                                                 1,574            1,678
Other assets                                                  1,157              145
                                                           --------         --------
                                                              8,797            8,617
                                                           --------         --------
                                                           $ 29,653         $ 27,619
                                                           ========         ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                            $    100         $     --
   Accounts payable                                           4,352            2,690
   Accrued liabilities                                        3,298            2,681
   Accrued restructuring expenses (Note 5)                    1,385               --
                                                           --------         --------
     Total current liabilities                                9,135            5,371
                                                           --------         --------

Revolving bank loan payable                                   6,686            5,944
Long-term portion of term loan                                  400               --
Other liabilities                                               417              445
                                                           --------         --------
                                                              7,503            6,389
                                                           --------         --------

Mandatorily redeemable preferred stock                        3,707            3,668
                                                           --------         --------

Shareholders' equity:
   Common stock                                                  56               56
   Additional paid-in capital                                 6,264            6,069
   Retained earnings                                          3,773            6,929
   Unamortized restricted stock compensation                   (348)            (477)
   Loan receivable from officer                                (330)            (330)
   Accumulated other comprehensive loss                        (107)             (56)
                                                           --------         --------
     Total shareholders' equity                               9,308           12,191
                                                           --------         --------
                                                           $ 29,653         $ 27,619
                                                           ========         ========


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       ------------------                 ----------------
                                                   JUNE 30,         June 24,         JUNE 30,         June 24,
(In thousands, except per share data)                 2001             2000             2001             2000
                                                      ----             ----             ----             ----
Net sales                                          $ 10,796         $ 13,740         $ 20,569         $ 24,978
Cost of sales                                         8,383           10,075           16,353           18,300
                                                   --------         --------         --------         --------

Gross profit                                          2,413            3,665            4,216            6,678
                                                   --------         --------         --------         --------
Operating expenses:
   Engineering, design and product
     development costs                                  873              969            1,691            1,829
   Selling and marketing expenses                     1,309            1,490            2,455            2,745
   General and administrative expenses                1,626            1,418            3,133            2,640
   Business consolidation and restructuring
     expenses (Note 5)                                  422               --            1,446               --
                                                   --------         --------         --------         --------
                                                      4,230            3,877            8,725            7,214
                                                   --------         --------         --------         --------

Operating loss                                       (1,817)            (212)          (4,509)            (536)
                                                   --------         --------         --------         --------
Other income (expense):
   Interest, net                                        (88)            (155)            (182)            (309)
   Other, net                                            (1)              19               40               36
                                                   --------         --------         --------         --------
                                                        (89)            (136)            (142)            (273)
                                                   --------         --------         --------         --------
Loss before income taxes                             (1,906)            (348)          (4,651)            (809)
Income tax benefit                                     (686)            (162)          (1,674)            (323)
                                                   --------         --------         --------         --------
Net loss                                             (1,220)            (186)          (2,977)            (486)
Dividends and accretion charges on
   preferred stock                                      (89)            (140)            (179)            (140)
                                                   --------         --------         --------         --------
Net loss available to common
   shareholders                                    $ (1,309)        $   (326)        $ (3,156)        $   (626)
                                                   ========         ========         ========         ========


Net loss per share:
   Basic and diluted                               $  (0.24)        $  (0.06)        $  (0.57)        $  (0.11)
                                                   ========         ========         ========         ========
Weighted average common shares outstanding:
   Basic and diluted                                  5,556            5,501            5,547            5,492
                                                   ========         ========         ========         ========

           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                               ----------------
                                                            JUNE 30,        June 24,
(In thousands)                                                2001            2000
--------------                                                ----            ----
Cash flows from operating activities:
   Net loss                                                 $(2,977)        $  (486)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                          1,599           1,271
       Loss (gain) on disposal of equipment                      67              (4)
       Changes in operating assets and liabilities:
         Receivables                                         (1,510)         (2,738)
         Inventories                                           (497)         (2,497)
         Deferred tax asset and other current assets           (743)             20
         Other assets                                        (1,120)            (70)
         Accounts payable                                     1,662           1,335
         Accrued liabilities and other liabilities              589             342
         Accrued restructuring expenses                       1,385              --
                                                            -------         -------
           Net cash used in operating activities             (1,545)         (2,827)
                                                            -------         -------

Cash flows from investing activities:
   Purchases of fixed assets                                   (597)         (1,886)
                                                            -------         -------
     Net cash used in investing activities                     (597)         (1,886)
                                                            -------         -------
Cash flows from financing activities:
   Bank line of credit borrowings, net                          742           1,000
   Term loan borrowings, net                                    500              --
   Proceeds from option exercises                               195             120
   Payment of cash dividends on preferred stock                (140)            (65)
   Net proceeds from issuance of preferred stock                 --           3,785
                                                            -------         -------
     Net cash provided by financing activities                1,297           4,840
                                                            -------         -------
Effect of exchange rate changes on cash                         (51)            (32)
                                                            -------         -------
(Decrease) increase in cash and cash equivalents               (896)             95
Cash and cash equivalents at beginning of period                992             279
                                                            -------         -------
Cash and cash equivalents at end of period                  $    96         $   374
                                                            =======         =======

           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and June 24, 2000, and its cash flows for the six months ended June 30, 2001 and June 24, 2000. The December 31, 2000 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.       Earnings per share

                  Basic earnings per common share for the three and six months ended June 30, 2001 and June 24, 2000 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and six months ended June 30, 2001 and June 24, 2000, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive.

3.       Inventories:

         The components of inventory are:

                                                     June 30,     December 31,
            (In thousands)                             2001          2000
                                                       ----          ----
            Raw materials and component parts        $10,072        $9,603
            Work-in-process                               86           200
            Finished goods                               196            54
                                                     -------        ------
                                                     $10,354        $9,857
                                                     =======        ======

4.       Significant transactions

                  On May 25, 2001, the Company entered into a new, three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004. The LaSalle Credit Facility replaced the Company's $12 million credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the revolving credit line bear a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan bear a floating rate of interest at LaSalle's prime rate plus 0.50%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time up to 180 days on borrowings based on the current LIBOR rate plus 2.50% and 3.0% under the revolving credit line facility, and the term and equipment loan facilities, respectively. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line and equipment loan facilities. Borrowings under the LaSalle Credit Facility are secured by a lien on all the personal property assets of the Company. The LaSalle Credit Facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.       Business consolidation and restructuring

                  In February, 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company expects to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility near the end of 2001 (the "Consolidation"). Production is planned to continue at the Wallingford facility until near the end of 2001, with individual product lines scheduled to transfer over the course of 2001. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $3.0 to $3.5 million and will be recognized during 2001.

                  The following table summarizes the activity recorded in the restructuring accrual during the three and six months ended June 30, 2001.

                                                        Three months     Six months
                                                           Ended           Ended
                                                          June 30,        June 30,
(In thousands)                                              2001            2001
                                                            ----            ----
Accrual balance, beginning of period                      $ 1,007         $    --
                                                          -------         -------
Business consolidation and restructuring expenses:
  Employee severance and termination expenses (1)             379             574
  Facility closure and consolidation expenses (2)              43             872
                                                          -------         -------
                                                              422           1,446
                                                          -------         -------
Cash payments                                                 (44)            (61)
                                                          -------         -------

Accrual balance, end of period                            $ 1,385         $ 1,385
                                                          =======         =======


(1) Employee severance and termination expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related costs expected to be paid to employees who will be involuntarily terminated.

(2) Facility closure and consolidation expenses are the estimated costs to close the Wallingford, CT facility including lease termination costs and other related costs, in accordance with the restructuring plan. The Wallingford facility closure is expected to be completed near the end of 2001.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.       Business consolidation and restructuring (continued)

                  The following table summarized the components of all charges related to the Consolidation.

                                                                           Three months          Six months
                                                                              Ended                Ended
                                                                             June 30,             June 30,
          (In thousands)                                                       2001                2001
                                                                               ----                ----
         Business consolidation and restructuring expenses                     $422               $1,446

         Accelerated depreciation and asset disposal losses (1)                 163                  261
                                                                               ----               ------
         Total business consolidation, restructuring
           and related charges                                                 $585               $1,707
                                                                               ====               ======


         (1) Represents accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.


6.       New accounting pronouncements

                  On July 20, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

                  FAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

                  FAS 142 supercedes APB No. 17, "Intangibles Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for the Company for the year ended December 31, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and
         (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

                  The Company has not entered into any business combinations subsequent to June 30, 2001, however it is currently amortizing goodwill related to the acquisition of Ithaca Peripherals, Inc. in 1991 and the ribbon business formerly conducted by Tridex Corporation in 1999. Management is currently assessing the impact that adoption of FAS 142 will have on the Company, including whether or not an impairment adjustment would be necessary. At this time, management has not quantified the impact of adoption on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products by competitors; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully consolidate its operations into its Ithaca, NY facility; availability of third-party components at reasonable prices; the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad; and the Company's ability to successfully amend the LaSalle Credit Facility. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PLANT CONSOLIDATION DURING 2001

In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company expects to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility near the end of 2001 (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers and, therefore, lowers the required production capacity. Production is planned to continue at the Wallingford facility until near the end of 2001, with individual product lines scheduled to transfer over the course of 2001. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments and other costs, will be in the $3.0 to $3.5 million range and will be recognized during 2001. The Company expects the Consolidation will provide approximately $4.0 million in annual cost savings, compared to 2000, beginning in 2002. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on the Company's future cash flows. Also see Note 5 to Consolidated Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

FAS 142 supercedes APB No. 17, "Intangibles Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for the Company for the year ended December 31, 2002. The most significant changes made by FAS 142 are:
(1) goodwill and indefinite lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company has not entered into any business combinations subsequent to June 30, 2001, however it is currently amortizing goodwill related to the acquisition of Ithaca Peripherals, Inc. in 1991 and the ribbon business formerly conducted by Tridex Corporation in 1999. Management is currently assessing the impact that adoption of FAS 142 will have on the Company, including whether or not an impairment adjustment would be necessary. At this time, management has not quantified the impact of adoption on the financial statements of the Company.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 24, 2000

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                     Three months ended            Three months ended
         (In thousands, except %)       June 30, 2001                 June 24, 2000
                                        -------------                 -------------
         Point of sale             $ 4,935          45.7%        $ 7,998          58.2%
         Gaming and lottery          4,813          44.6           4,534          33.0
         Other                       1,048           9.7           1,208           8.8
                                   -------         -----         -------         -----

                                   $10,796         100.0%        $13,740         100.0%
                                   =======         =====         =======         =====

Net sales for the second quarter of 2001 decreased $2,944,000, or 21%, to $10,796,000 from the prior year's second quarter, due to significantly lower shipments into the Company's point of sale ("POS") market and somewhat lower sales into the Company's other markets, partially offset by an increase of sales into the Company's gaming and lottery market.

Point of sale: Sales of the Company's POS printers decreased approximately $3,063,000, or 38%. International POS printer shipments decreased by approximately $3,394,000, to $1,424,000 in the second quarter of 2001, due largely to lower printer shipments (approximately $3,200,000) to ICL Pathway for the British Post Office project. Sales for the British Post Office project totaled approximately $200,000 (spares and service only) in the second quarter of 2001 compared to $3,400,000 in the same quarter of 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. While the Company expects to replace a majority of the sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results for the remainder of 2001.

Domestic POS printer sales rose $331,000, to $3,511,000 in the second quarter of 2001, but fell below the Company's expectations. The slight increase in 2001 sales was compared to an unusually low domestic POS sales level in the same period of 2000.

Due to continued economic weakness, the Company expects continued worldwide softness in demand for its POS products. As a result, the Company expects sales into the POS market for each of the last two quarters of 2001 to be consistent with those reported for the second quarter of 2001.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $279,000, or 6%, from the second quarter a year ago. Sales of the Company's on-line lottery printers and spares to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer of the Company) increased by approximately $300,000, to approximately $3,300,000 in the second quarter of 2001, compared to $3,000,000 in the second quarter of 2000. The Company received an order from GTECH in January 2001 approximating $14,000,000 for additional on-line lottery printers that will be delivered from May to December 2001, of which $3,300,000 was shipped during the second quarter, and a follow-on order in July 2001 approximating $4,000,000 for on-line lottery printers that will be delivered from January 2002 to April 2002. Sales of the Company's new slot machine printer and other gaming printers also increased by approximately $800,000. The new slot machine printer is primarily for use in casinos in California and Nevada. The Company expects sales of its slot machine printers to continue to increase for the remainder of 2001.

Offsetting the increase of printer sales to GTECH and increased slot machine sales was a decrease of approximately $800,000 in sales of the Company's video lottery terminal ("VLT") printers.

Other: Sales of the Company's printers into other markets decreased by $160,000, or 13%, to $1,048,000 from the prior year's comparable quarter primarily due to lower sales (a decrease of approximately $500,000) of the Company's ATM printer and related spares. This decrease was largely offset by shipments of approximately $400,000 of the Company's thermal kiosk printers for use in a Canadian government application in the second quarter of 2001. No shipments of these printers were made in the second quarter of 2000. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $1,252,000, or 34%, to $2,413,000 from the prior year's quarter due primarily to lower volume of sales. The gross margin also declined to 22.4% from 26.7%. Both gross profit and gross margin for the second quarter of 2001 were adversely impacted by lower sales, primarily due to the absence of printer shipments for the British Post Office project. The Company expects its gross margin to improve during the second half of 2001, as the Company increases printer shipments to GTECH.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $96,000, or 10%, to $873,000 from the second quarter of 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility. Engineering and product development expense increased as a percentage of net sales to 8.1% from 7.1%, due largely to lower sales volume in the second quarter of 2001 compared to 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased $181,000, or 12%, to $1,309,000 from the second quarter of 2000. Such expenses decreased primarily due to unusually high marketing and promotional expenses incurred during the second quarter of 2000 related to the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology. Selling and marketing expenses as a percentage of net sales increased to 12.1% from 10.8%, due largely to lower sales volume in the second quarter of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $208,000, or 15%, to $1,626,000 from the comparable prior year's quarter and increased as a percentage of net sales to 15.1% from 10.3%. The increase primarily resulted from (1) higher administrative compensation-related expenses due largely to annual salary increases and (2) the inclusion of $64,000 of disposal losses (primarily tooling and machinery and equipment), and $99,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at the Company's Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. For the remainder of 2001, accelerated depreciation on these assets is expected to be approximately $100,000 per quarter.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2001, the Company incurred approximately $422,000 of expenses related to the Consolidation. These expenses primarily included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). The Company estimates that the non-recurring costs associated with the Consolidation will be in the $3.0 to $3.5 million range and will be recognized during 2001. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. Operating loss increased $1,605,000, to $1,817,000 from $212,000 in the second quarter of 2000, primarily due to lower gross margin resulting from lower sales in the second quarter of 2001 compared to the second quarter of 2000 and expenses related to the Consolidation.

INTEREST. Net interest expense decreased to $88,000 from $155,000 in the second quarter of 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $686,000 and $162,000, or an effective rate of 36% and 46.6%, in the second quarter of 2001 and 2000, respectively.

NET LOSS. The Company incurred a net loss during the second quarter of 2001 of $1,220,000, or $0.24 per share (basic and diluted) after giving effect to $89,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss of $186,000, or $0.06 per share (basic and diluted) after giving effect to $140,000 of dividends and accretion charges on preferred stock, for the second quarter of 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 24, 2000

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                           Six months ended               Six months ended
         (In thousands, except %)            June 30, 2001                  June 24, 2000
                                             -------------                  -------------
         Point of sale                  $10,940            53.2%      $13,831            55.4%
         Gaming and lottery               6,741            32.8         8,481            33.9
         Other                            2,888            14.0         2,666            10.7
                                        -------         -------       -------         -------

                                        $20,569           100.0%      $24,978           100.0%
                                        =======         =======       =======         =======


Net sales for the first half of 2001 decreased $4,409,000, or 18%, to $20,569,000 from the prior year's first half, due to significantly lower shipments into the Company's point of sale ("POS") and gaming and lottery markets, somewhat offset by increased sales into the Company's other markets.

Point of sale: Sales of the Company's POS printers decreased approximately $2,891,000, or 21%. International POS printer shipments decreased approximately $3,116,000, to $3,928,000 largely due to lower printer shipments (approximately $3,300,000) to ICL Pathway for the British Post Office project. Sales for the British Post Office project totaled approximately $1,300,000 in the first half of 2001 compared to $4,600,000 in the first six months of 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. While the Company expects to replace a majority of the sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results for the remainder of 2001. In addition to lower sales to ICL Pathway, the Company experienced a decrease in sales, primarily to Europe, of approximately $600,000 through the Company's distribution partner in Europe and Latin America, Okidata. The decrease in international POS sales to ICL Pathway and Okidata were somewhat offset by an increase of approximately $900,000 of shipments of the Company's thermal fiscal printer in Europe.

Domestic POS printer sales increased slightly by $225,000 to $7,012,000, but fell below the Company's expectations. The slight increase in 2001 sales was compared to an unusually low domestic POS sales level in the same period of 2000.

Due to continued economic weakness, the Company expects continued worldwide softness in demand for its POS products. As a result, the Company expects sales into the POS market for each of the last two quarters of 2001 to be consistent with those reported for the second quarter of 2001.

Gaming and lottery: Sales of the Company's gaming and lottery printers decreased approximately $1,740,000, or 21%, from the first half a year ago. The primary reason for the decrease of revenue in this market is significantly reduced shipments of the Company's on-line lottery printers to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer of the Company) in the first half of 2001. Shipments of these printers and spares decreased by approximately $2,800,000, to approximately $3,300,000 in the first half of 2001, compared to $6,100,000 in the first half of 2000. The Company received an order from GTECH in January 2001 approximating $14,000,000 for additional on-line lottery printers that will be delivered from May to December 2001, of which $3,300,000 was shipped in the second quarter, and a follow-on order in July 2001 approximating $4,000,000 for on-line lottery printers that will be delivered from January 2002 to April 2002. In addition to the decrease of printer sales to GTECH, sales of the Company's video lottery terminal ("VLT") printers decreased approximately $900,000.

Offsetting the decrease of on-line lottery printer sales to GTECH and VLT printer sales, was an increase of approximately $1,900,000 in sales of the Company's new slot machine printer. The new slot machine printer is primarily for use in casinos in California and Nevada. The Company expects sales of its slot machine printers to continue to increase for the remainder of 2001.

Other: Sales of the Company's printers into other markets increased by $222,000, or 8%, to $2,888,000 from the prior year's comparable period. The first half of 2001 included shipments of approximately $1,400,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first half of 2000. This increase was largely offset by lower sales (a decrease of approximately $1,100,000) of the Company's ATM printer and related spares. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $2,462,000, or 37%, to $4,216,000 from the prior year's quarter due primarily to lower volume of sales. The gross margin also declined to 20.5% from 26.7%. Both gross profit and gross margin for the first half of 2001 were adversely impacted by lower sales volume due primarily to the absence of printer shipments for the British Post Office project and lower on-line lottery printer shipments to GTECH. The Company expects its gross margin to improve in the second half of 2001, as the Company increases printer shipments to GTECH.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $138,000, or 8%, to $1,691,000 from the first half of 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility. Engineering and product development expense increased as a percentage of net sales to 8.2% from 7.3%, due largely to lower sales volume in the first half of 2001 compared to 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased $290,000, or 11%, to $2,455,000 from the first six months of 2000. Such expenses decreased primarily due to unusually high marketing and promotional expenses incurred during the first half of 2000 related to preparation for the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology. This decrease was partially offset by higher sales commissions resulting from an increase in sales eligible for commissions in the first half of 2001 compared to 2000. Selling and marketing expenses as a percentage of net sales increased to 11.9% from 11.0%, due largely to lower sales volume in the first half of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $493,000, or 19%, to $3,133,000 from the comparable prior year's period and increased as a percentage of net sales to 15.2% from 10.6%. The increase primarily resulted from (1) higher administrative compensation-related expenses due largely to annual salary increases and 2) the inclusion of $64,000 of disposal losses (primarily tooling and machinery and equipment), and $197,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at the Company's Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. For the remainder of 2001, accelerated depreciation on these assets is expected to be approximately $100,000 per quarter.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first half of 2001, the Company incurred approximately $1,446,000 of expenses related to the Consolidation. These expenses primarily included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). The Company estimates that the non-recurring costs associated with the Consolidation will be in the $3.0 to $3.5 million range and will be recognized during 2001. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. Operating loss increased $3,973,000, to $4,509,000 from $536,000 in the first half of 2000, primarily due to expenses related to the Consolidation and lower gross margin resulting from lower sales in the first half of 2001 compared to the first half of 2000.

INTEREST. Net interest expense decreased to $182,000 from $309,000 in the first half of 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $1,674,000 and $323,000, or an effective rate of 36% and 39.9%, in the first half of 2001 and 2000, respectively.

NET LOSS. The Company incurred a net loss during the first half of 2001 of $2,977,000, or $0.57 per share (basic and diluted) after giving effect to $179,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss for the first half of 2000 of $486,000, or $0.11 per share (basic and diluted) after giving effect to $140,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,545,000 and $2,827,000 cash from operations during the first half of 2001 and 2000, respectively. Cash used from operations for the first half of 2001 was largely the result of the Company's net loss incurred during the period. The Company's working capital decreased to $11,721,000 at June 30, 2001 from $13,631,000 at December 31, 2000. The current ratio also decreased to
2.28 at June 30, 2001 from 3.54 at December 31, 2000. Both the decrease in working capital and the current ratio were largely due to (1) higher accounts payable and accrued expenses (approximately $2.3 million) and (2) accrued restructuring expenses of approximately $1.4 million related to the Consolidation. However, the Company has maintained tight control over its inventory level which rose only approximately $500,000, or 5%, from December 31, 2000. The Company expects its working capital and current ratio to continue to decline for the remainder of 2001, as the majority of expenses related to the Consolidation will continue to accrue during 2001, but are not expected to be paid until 2002.

On May 25, 2001, the Company entered into a new, three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004. The LaSalle Credit Facility replaced the Company's $12 million credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the revolving credit line bear a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan bear a floating rate of interest at LaSalle's prime rate plus 0.50%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time up to 180 days on borrowings based on the current LIBOR rate plus 2.50% and 3.0% under the revolving credit line facility, and the term and equipment loan facilities, respectively. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line and equipment loan facilities. Borrowings under the LaSalle Credit Facility are secured by a lien on all the personal property assets of the Company. The LaSalle Credit Facility also imposes certain financial covenants on the Company beginning July 1, 2001, and restricts the payment of dividends on its common stock and the creation of other liens. The Company had a total of $7,186,000 of outstanding borrowings under this facility at June 30, 2001 ($6,686,000 under the revolving credit line and $500,000 under the term loan). Based on the Company's projections, it appears likely that the Company will not meet certain of its financial covenants at September 30, 2001. The Company is currently negotiating with LaSalle and it expects to amend the LaSalle Credit Facility to adjust such financial covenants by September 30, 2001; the absence of such an amendment could have a material adverse impact on the Company.

The Company's capital expenditures were approximately $597,000 and $1,886,000 for the six months June 30, 2001 and June 24, 2000, respectively. These expenditures primarily included new product tooling, largely for new inkjet products in the 2000 period. The Company's total capital expenditures for 2001 are expected to be approximately $1,500,000, a majority for new product tooling.

The Company estimates that the non-recurring costs associated with the Consolidation will be approximately $3.0 to $3.5 million, and will be recognized during 2001. Of these costs, approximately $2.5 to $3.0 million will require future cash outlays. The Company expects to pay approximately $500,000 to $800,000 in 2001 and the remainder in 2002. The Company paid approximately $61,000 of these costs during the first half of 2001.

The Company believes that cash flows generated from operations and borrowings (as necessary) available under the LaSalle Credit Facility, when amended, will provide sufficient resources to meet the Company's working capital needs including costs associated with the Consolidation, finance its capital expenditures and meet its liquidity requirements through December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the LaSalle Credit Facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company, under the LaSalle Credit Facility may fix its rate of interest at LIBOR plus the applicable margin for between 30 and 90 days on a significant portion of its outstanding borrowings. The Company does not have any other protection against interest rate fluctuations. An effective increase or decrease of 10% in the current effective interest rates under the LaSalle Credit Facility would not have a material effect on the Company's results of operations or cash flow.

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


                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 23, 2001. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions, are as follows:

         (1) To consider and act upon a proposal to elect two Directors to serve until the Annual Meeting of Shareholders in the year 2004 or until their successors have been duly elected and qualified. Nominees were Graham Y. Tanaka and Richard L. Cote. Votes cast were as follows:

                                                                  For             Withheld
                                                                  ---             --------
                              Graham Y. Tanaka                  5,376,864            16,951
                              Richard L. Cote                   5,292,596           101,219

         (2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2001. Votes cast were as follows: 5,128,454 common shares for; 185,809 common shares against; 79,552 common shares abstained; 4,000 preferred shares (representing 444,444 votes) for.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits filed herein


                           Exhibit 10.27        Loan and Security Agreement dated as of May
                                                25, 2001 among TransAct Technologies
                                                Incorporated, LaSalle Business Credit, Inc.
                                                and the institutions from time to time a
                                                party hereto.

                           Exhibit 11.1         Computation of earnings per share

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




                                         TRANSACT TECHNOLOGIES INCORPORATED
                                         (Registrant)



August 13, 2001                          /s/ Richard L. Cote
                                         ---------------------------------------
                                         Richard L. Cote
                                         Executive Vice President, Secretary,
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial Officer)




                                         /s/ Steven A. DeMartino
                                         ---------------------------------------
                                         Steven A. DeMartino
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.


        Exhibit
        -------
         10.27    Loan and Security Agreement dated as of May 25, 2001 among
                  TransAct Technologies Incorporated, LaSalle Business Credit,
                  Inc. and the institutions from time to time a party hereto.

         11.1     Computation of earnings per share.