Form 10-Q
period 2001-09-30
TRANSACT TECHNOLOGIES INC
filed 2001-11-13
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period

September 30, 2001 ended:

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to: _____________

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                            06-1456680
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING NOVEMBER 2, 2001
-----                                              ----------------------------
COMMON STOCK,
$.01 PAR VALUE                                                        5,679,778

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.            Financial Information:

    Item 1         Financial Statements

                   Consolidated condensed balance sheets as of
                   September 30, 2001 and December 31, 2000                        3

                   Consolidated condensed statements of operations
                   for the three and nine months ended September 30,               4
                   2001 and September 23, 2000

                   Consolidated condensed statements of cash flow for the nine
                   months ended September 30, 2001 and September 23, 2000          5

                   Notes to consolidated condensed financial                       6
                   statements

    Item 2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             9

    Item 3         Quantitative and Qualitative Disclosures about                 15
                   Market Risk

PART II.           Other Information:


    Item 6         Exhibits and Reports on Form 8-K                               15

    Signatures                                                                    16

ITEM 1.     FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                            SEPTEMBER 30,      December 31,
(In thousands)                                                 2001               2000
                                                             --------           --------
ASSETS:
Current assets:
   Cash and cash equivalents                                 $    100           $    992
   Receivables, net                                             7,990              6,137
   Inventories                                                 10,252              9,857
   Deferred tax assets                                          1,765              1,205
   Other current assets                                           949                811
                                                             --------           --------
     Total current assets                                      21,056             19,002
                                                             --------           --------

Fixed assets, net                                               5,970              6,794
Goodwill, net                                                   1,521              1,678
Other assets                                                    1,466                145
                                                             --------           --------
                                                                8,957              8,617
                                                             --------           --------
                                                             $ 30,013           $ 27,619
                                                             ========           ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                              $    100           $     --
   Accounts payable                                             3,833              2,690
   Accrued liabilities                                          3,348              2,681
   Accrued restructuring expenses (Note 4)                      1,750                 --
                                                             --------           --------
     Total current liabilities                                  9,031              5,371
                                                             --------           --------

Revolving bank loan payable                                     7,272              5,944
Long-term portion of term loan                                    375                 --
Other liabilities                                                 408                445
                                                             --------           --------
                                                                8,055              6,389
                                                             --------           --------

Mandatorily redeemable preferred stock                          3,727              3,668
                                                             --------           --------

Shareholders' equity:
   Common stock                                                    57                 56
   Additional paid-in capital                                   6,301              6,069
   Retained earnings                                            3,521              6,929
   Unamortized restricted stock compensation                     (283)              (477)
   Loan receivable from officer                                  (330)              (330)
   Accumulated other comprehensive loss                           (66)               (56)
                                                             --------           --------
     Total shareholders' equity                                 9,200             12,191
                                                             --------           --------
                                                             $ 30,013           $ 27,619
                                                             ========           ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     ------------------------------       -------------------------------
                                                     SEPTEMBER 30,     September 23,      SEPTEMBER 30,     September 23,
(In thousands, except per share data)                   2001               2000              2001              2000
                                                     --------           --------           --------           --------
Net sales                                            $ 13,234           $ 14,604           $ 33,803           $ 39,582
Cost of sales                                           9,664             10,737             26,017             29,037
                                                     --------           --------           --------           --------
Gross profit                                            3,570              3,867              7,786             10,545
                                                     --------           --------           --------           --------
Operating expenses:
   Engineering, design and product
     development costs                                    753                826              2,444              2,655
   Selling and marketing expenses                       1,030              1,074              3,485              3,819
   General and administrative expenses                  1,426              1,373              4,559              4,013
   Business consolidation and restructuring
     expenses (Note 4)                                    470                 --              1,916                 --
                                                     --------           --------           --------           --------
                                                        3,679              3,273             12,404             10,487
                                                     --------           --------           --------           --------


Operating income (loss)                                  (109)               594             (4,618)                58
                                                     --------           --------           --------           --------
Other income (expense):
   Interest, net                                         (105)              (169)              (287)              (478)
   Other, net                                             (40)                17                 --                 53
                                                     --------           --------           --------           --------
                                                         (145)              (152)              (287)              (425)
                                                     --------           --------           --------           --------

Income (loss) before income taxes                        (254)               442             (4,905)              (367)
Income tax provision (benefit)                            (92)               152             (1,766)              (171)
                                                     --------           --------           --------           --------
Net income (loss)                                        (162)               290             (3,139)              (196)
Dividends and accretion charges on
   preferred stock                                        (90)               (90)              (269)              (230)
                                                     --------           --------           --------           --------
Net income (loss) available to common
   shareholders                                      $   (252)          $    200           $ (3,408)          $   (426)
                                                     ========           ========           ========           ========


Net income (loss) per share:
   Basic and diluted                                 $  (0.05)          $   0.04           $  (0.61)          $  (0.08)
                                                     ========           ========           ========           ========

Weighted average common shares outstanding:
   Basic and diluted                                    5,584              5,512              5,557              5,496
                                                        =====              =====              =====              =====


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                             ------------------------------
                                                             SEPTEMBER 30,    September 23,
(In thousands)                                                   2001              2000
                                                               -------           -------
Cash flows from operating activities:
   Net loss                                                    $(3,139)          $  (196)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                             2,375             1,974
       Loss (gain) on disposal of fixed assets                      70                (4)
       Changes in operating assets and liabilities:
         Receivables                                            (1,853)           (1,796)
         Inventories                                              (395)           (2,541)
         Deferred tax assets and other current assets             (698)               65
         Other assets                                           (1,450)              (57)
         Accounts payable                                        1,143               934
         Accrued liabilities and other liabilities                 630              (437)
         Accrued restructuring expenses                          1,750                --
                                                               -------           -------
           Net cash used in operating activities                (1,567)           (2,058)
                                                               -------           -------

Cash flows from investing activities:
   Purchases of fixed assets                                    (1,143)           (2,296)
   Proceeds from sale of fixed assets                                2                --
   Loans to officers                                                --                15
                                                               -------           -------
     Net cash used in investing activities                      (1,141)           (2,281)
                                                               -------           -------
Cash flows from financing activities:
   Revolving bank loans, net                                     1,328             1,200
   Term loan borrowings, net                                       475                --
   Proceeds from option exercises                                  233               148
   Payment of cash dividends on preferred stock                   (210)             (135)
   Net proceeds from issuance of preferred stock                    --             3,785
                                                               -------           -------
     Net cash provided by financing activities                   1,826             4,998
                                                               -------           -------

Effect of exchange rate changes on cash                            (10)              (58)
                                                               -------           -------

(Decrease) increase in cash and cash equivalents                  (892)              601
Cash and cash equivalents at beginning of period                   992               279
                                                               -------           -------
Cash and cash equivalents at end of period                     $   100           $   880
                                                               =======           =======


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and September 23, 2000, and its cash flows for the nine months ended September 30, 2001 and September 23, 2000. The December 31, 2000 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included
     in the Company's Annual Report on Form 10-K.   The results of operations
     for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2.    Earnings per share

            Basic earnings per common share for the three and nine months ended September 30, 2001 and September 23, 2000 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and nine months ended September 30, 2001 and September 23, 2000, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive.

3.    Inventories:

            The components of inventory are:


                                              September 30,     December 31,
            (In thousands)                         2001            2000
                                              -------------     ------------
            Raw materials and component
            parts                                $10,043          $9,603
            Work-in-process                           45             200
            Finished goods                           164              54
                                                 -------          ------
                                                 $10,252          $9,857
                                                 =======          ======

4.    Business consolidation and restructuring

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.    Business consolidation and restructuring (continued)

            The following table summarizes the activity recorded in the restructuring accrual during the three and nine months ended September 30, 2001.

                                                                      Three months      Nine months
                                                                          ended            ended
                                                                      September 30,     September 30,
            (In thousands)                                                 2001             2001
                                                                      -------------     -------------
            Accrual balance, beginning of period                        $ 1,385           $    --
                                                                        -------           -------
            Business consolidation and restructuring expenses:
              Employee severance and termination expenses    (1)            385               959
              Facility closure and consolidation expenses    (2)             85               957
                                                                        -------           -------
                                                                            470             1,916
                                                                        -------           -------
            Cash payments                                                  (105)             (166)
                                                                        -------           -------
            Accrual balance, end of period                              $ 1,750           $ 1,750
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


            The following table summarizes the components of all charges related to the Consolidation.

                                                                       Three months     Nine months
                                                                          ended            ended
                                                                       September 30,    September 30,
            (In thousands)                                                  2001            2001
                                                                      --------------    -------------
            Business consolidation and restructuring expenses               $470          $1,916
            Accelerated depreciation and asset disposal losses (1)           101             362
                                                                            ----          ------
            Total business consolidation, restructuring and
              related charges                                               $571          $2,278
                                                                            ====          ======


            (1) Represents accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.    New accounting pronouncements

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

            The Company has not entered into any business combinations subsequent to June 30, 2001. However, it is currently amortizing goodwill related to the acquisition of Ithaca Peripherals, Inc. in 1991 and the ribbon business formerly conducted by Tridex Corporation in 1999. Management is currently assessing the impact that the adoption of FAS 142 will have on the Company, including whether or not an impairment adjustment would be necessary. At this time, management has not quantified the impact of adoption on the financial statements of the Company.

6.    Subsequent event

            On October 30, 2001, the Company amended its existing $13.5 million credit facility with LaSalle Business Credit, Inc. ("LaSalle") dated May 25, 2001. Under the terms of the amendment ("LaSalle Amendment"), LaSalle
      (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001, (2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and (4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. In addition, the Company and LaSalle agreed to enter into a second amendment no later than December 31, 2001 to reset the financial covenants for 2002 and beyond based on a financial plan to be submitted by the Company; if the Company and LaSalle cannot mutually agree on such financial covenants, LaSalle has the right to reset the financial covenants to such levels as determined in its reasonable discretion. Upon execution of the LaSalle Amendment, the Company paid a fee of $20,000 to LaSalle.

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

PLANT CONSOLIDATION DURING 2001

In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company expects to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and to close its Wallingford, CT facility near the end of 2001 (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers and, therefore, lowers the required production capacity. Production is planned to continue at the Wallingford facility until near the end of 2001, with individual product lines scheduled to transfer over the course of 2001. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments and other costs, will be in the $3.0 to $3.5 million range and will be recognized during 2001. The Company expects the Consolidation will provide approximately $4.0 million in annual cost savings, compared to 2000, beginning in 2002. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on the Company's future cash flows. Also see Note 4 to the Consolidated Condensed Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

 FAS 142 supercedes APB No. 17, "Intangibles Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for the Company for the year ended December 31, 2002. The most significant changes made by FAS 142 are:
(1) goodwill and indefinite lived intangible assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company has not entered into any business combinations subsequent to June 30, 2001. However, it is currently amortizing goodwill related to the acquisition of Ithaca Peripherals, Inc. in 1991 and the ribbon business formerly conducted by Tridex Corporation in 1999. Management is currently assessing the impact that the adoption of FAS 142 will have on the Company, including whether or not an impairment adjustment would be necessary. At this time, management has not quantified the impact of adoption on the financial statements of the Company.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 23, 2000

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                                 Three months ended                     Three months ended
            (In thousands, except %)              September 30, 2001                    September 23, 2000
                                             ---------------------------           ---------------------------
            Point of sale                    $ 5,432                41.0%          $ 8,278                56.7%
            Gaming and lottery                 7,120                53.8             5,022                34.4
            Other                                682                 5.2             1,304                 8.9
                                             ---------------------------           ---------------------------
                                             $13,234               100.0%          $14,604               100.0%
                                             ===========================           ===========================

Net sales for the third quarter of 2001 decreased $1,370,000, or 9%, to $13,234,000 from the prior year's third quarter, due to significantly lower shipments into the Company's point of sale ("POS") market and lower sales into the Company's other markets, partially offset by an increase of sales into the Company's gaming and lottery market.

Point of sale: Sales of the Company's POS printers decreased approximately $2,846,000, or 34%. International POS printer shipments decreased by approximately $2,865,000, to $1,496,000 in the third quarter of 2001, due largely to lower printer shipments (approximately $3,200,000) to ICL Pathway for the British Post Office project. Sales for the British Post Office project totaled approximately $200,000 (spares and service only) in the third quarter of 2001 compared to $3,400,000 in the same quarter of 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. While the Company expects to replace a majority of the sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results for the remainder of 2001. In addition to lower sales to ICL Pathway, the Company experienced a decrease in sales, primarily to Europe, of approximately $400,000 through Okidata, the Company's distribution partner in Europe and Latin America. The decrease in international POS sales to ICL Pathway and Okidata was somewhat offset by an increase of approximately $700,000 of shipments of the Company's thermal fiscal printer in Europe.

Despite adverse economic conditions, domestic POS printer sales increased slightly to $3,936,000 compared to $3,917,000 in the third quarter of 2000.

Due to on-going economic weakness, the Company expects continued worldwide softness in demand for its POS products. Additionally, retailers typically reduce purchases of new POS equipment in the fourth quarter due to increased volume of consumer transactions in that period. As a result, the Company expects sales into the POS market for last quarter of 2001 to be lower than those reported for the third quarter of 2001.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $2,098,000, or 42%, from the third quarter a year ago. Sales of the Company's on-line lottery printers and spares to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer of the Company) increased by approximately $2,900,000, to approximately $6,100,000 in the third quarter of 2001, compared to $3,200,000 in the third quarter of 2000. The Company received an order from GTECH in January 2001 approximating $14,000,000 for on-line lottery printers that will be delivered from May to December 2001, of which approximately $9,400,000 was shipped year-to-date through September 30, 2001. The Company also received follow-on orders from GTECH approximating $7,800,000 for on-line lottery printers that will be delivered from January 2002 to August 2002. Sales of the Company's new slot machine printer and other gaming printers also increased by approximately $600,000. The new slot machine printer is primarily for use in casinos in California and Nevada. The Company expects sales of its slot machine printers to continue to increase for the remainder of 2001.

Offsetting the increase of printer sales to GTECH and increased slot machine printer sales was a decrease of approximately $1,400,000 in sales of the Company's video lottery terminal ("VLT") printers. Sales of such printers were unusually high in the third quarter of 2000. Since the Company's sales of VLT printers were also unusually high in the fourth quarter of 2000, the Company expects lower sales of such printers in the fourth quarter of 2001 compared to the fourth quarter of 2000.

Other: Sales of the Company's printers into other markets decreased by $622,000, or 48%, to $682,000 from the prior year's comparable quarter primarily due to
(1) lower sales (a decrease of approximately $300,000) of the Company's ATM printer and related spares and (2) sales of kiosk printers to customers for projects in the third quarter of 2000 that did not repeat in the third quarter of 2001. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $297,000, or 8%, to $3,570,000 from the prior year's quarter due primarily to lower volume of sales. Gross profit for the third quarter of 2001 was adversely impacted by lower sales, primarily due to the absence of printer shipments for the British Post Office project. Despite lower sales, gross margin increased to 27.0% from 26.5% due to a favorable change in sales mix. The Company expects its gross margin for the remaining quarter of 2001 to decline from the level in the third quarter of 2001 to be relatively consistent with that of the first nine months of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $73,000, or 9%, to $753,000 from the third quarter of 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility resulting from the Consolidation. Engineering and product development expenses increased slightly as a percentage of net sales to 5.7% from 5.6%, due to lower sales volume in the third quarter of 2001 compared to 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased $44,000, or 4%, to $1,030,000 from the third quarter of 2000. Such expenses decreased primarily due to continued unusually high marketing and promotional expenses incurred during the third quarter of 2000 related to the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology. Selling and marketing expenses as a percentage of net sales increased to 7.8% from 7.4%, due to lower sales volume in the third quarter of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $53,000, or 4%, to $1,426,000 from the comparable prior year's quarter and increased as a percentage of net sales to 10.8% from 9.4%. The increase primarily resulted from the inclusion of $99,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at the Company's Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. For the fourth quarter of 2001, accelerated depreciation on these assets is expected to be approximately $100,000. This increase was partially offset by a reduction of staff and certain related expenses at the Company's Wallingford, CT facility resulting from the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the third quarter of 2001, the Company incurred approximately $470,000 of expenses related to the Consolidation. These expenses primarily included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses and other costs). The Company estimates that the non-recurring costs associated with the Consolidation will be in the $3.0 to $3.5 million range and will be recognized during 2001. See Note 4 to the Consolidated Condensed Financial Statements.

OPERATING INCOME (LOSS). The Company incurred an operating loss of $109,000 in the third quarter of 2001 compared to operating income of $594,000 in the third quarter of the prior year. The operating loss in the third quarter of 2001 resulted primarily from lower gross profit on lower sales in the third quarter of 2001 compared to the third quarter of 2000 and expenses related to the Consolidation.

INTEREST. Net interest expense decreased to $105,000 from $169,000 in the third quarter of 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $92,000, or an effective rate of 36%, in the third quarter of 2001 compared to an income tax provision of $152,000, or an effective tax rate of 34.4%, in the third quarter of 2000.

NET INCOME (LOSS). The Company incurred a net loss during the third quarter of 2001 of $162,000, or $0.05 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to net income of $290,000, or $0.04 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock, for the third quarter of 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 23, 2000

NET SALES. Net sales by market for the current and prior year's quarter were as follows:


                                              Nine months ended                      Nine months ended
            (In thousands, except %)          September 30, 2001                    September 23, 2000
                                          ---------------------------           ---------------------------
            Point of sale                 $16,372                48.4%          $22,109                55.9%
            Gaming and lottery             13,861                41.0            13,503                34.1
            Other                           3,570                10.6             3,970                10.0
                                          ---------------------------           ---------------------------
                                          $33,803               100.0%          $39,582               100.0%
                                          ===========================           ===========================

Net sales for the first nine months of 2001 decreased $5,779,000, or 15%, to $33,803,000 from the prior year's first nine months, largely due to significantly lower shipments into the Company's point of sale ("POS") market.

Point of sale: Sales of the Company's POS printers decreased approximately $5,737,000, or 26%. International POS printer shipments decreased approximately $5,981,000, to $5,424,000 largely due to lower printer shipments (approximately $6,500,000) to ICL Pathway for the British Post Office project. Sales for the British Post Office project totaled approximately $1,500,000 in the first nine months of 2001 compared to $8,000,000 in the first nine months of 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. While the Company expects to replace a majority of the sales for the British Post Office project with sales of other POS and gaming and lottery printers during 2001, if the Company is unable to do so, the absence of such sales would have a material adverse impact on the Company's operations and financial results for the remainder of 2001. In addition to lower sales to ICL Pathway, the Company experienced a decrease in sales, primarily to Europe, of approximately $1,000,000 through Okidata, the Company's distribution partner in Europe and Latin America. The decrease in international POS sales to ICL Pathway and Okidata was somewhat offset by an increase of approximately $1,600,000 of shipments of the Company's thermal fiscal printer in Europe.

Despite adverse economic conditions, domestic POS printer sales increased slightly by $244,000 to $10,948,000.

Due to on-going economic weakness, the Company expects continued worldwide softness in demand for its POS products. Additionally, retailers typically reduce purchases of new POS equipment in the fourth quarter due to increased volume of consumer transactions in that period. As a result, the Company expects sales into the POS market for last quarter of 2001 to be lower than those reported for the third quarter of 2001.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $358,000, or 3%, from the first nine months a year ago. Sales of the Company's on-line lottery printers to GTECH increased by approximately $100,000, to approximately $9,400,000 in the first nine months of 2001, compared to $9,300,000 in the first nine months of 2000. The Company received an order from GTECH in January 2001 approximating $14,000,000 for on-line lottery printers that will be delivered from May 2001 to December 2001, of which $9,400,000 was shipped year-to-date through September 30, 2001. The Company also received follow-on orders from GTECH approximating $7,800,000 for on-line lottery printers that will be delivered from January 2002 to August 2002. In addition to the increase of printer sales to GTECH, sales of the Company's new slot machine printers and other gaming printers increased by approximately $2,500,000. The new slot machine printer is primarily for use in casinos in California and Nevada. The Company expects sales of its slot machine printers to continue to increase for the remainder of 2001.

Offsetting the increase of on-line lottery printer sales to GTECH and increased slot machine printer sales, was a decrease of approximately $2,300,000 in sales of the Company's video lottery terminal ("VLT") printers. Since the Company's sales of VLT printers were unusually high in the last half of 2000, the Company expects lower sales of such printers in the year ended December 31, 2001 compared to 2000.

Other: Sales of the Company's printers into other markets decreased by $400,000, or 10%, to $3,570,000 from the prior year's comparable period. During the 2001 nine-month period, sales of the Company's ATM printer and related spares decreased approximately $1,400,000. In addition, sales decreased by approximately $500,000 due to sales of kiosk printers to customers for projects primarily in the third quarter of 2000 that did not repeat in the first nine months of 2001. The first nine months of 2001 also included shipments of approximately $1,500,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first nine months of 2000. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $2,759,000, or 26%, to $7,786,000 from the first nine months of 2000 due primarily to lower volume of sales. The gross margin also declined to 23.0% from 26.6%. Both gross profit and gross margin for the first nine months of 2001 were adversely impacted by lower sales volume due primarily to the absence of printer shipments for the British Post Office project. The Company expects its gross margin for the remaining quarter of 2001 to be relatively consistent with that of the first nine months of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $211,000, or 8%, to $2,444,000 from the first nine months of 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility resulting from the Consolidation. Engineering and product development expense increased as a percentage of net sales to 7.2% from 6.7%, due to lower sales volume in the first nine months of 2001 compared to 2000.

SELLING AND MARKETING. Selling and marketing expenses decreased $334,000, or 9%, to $3,485,000 from the first nine months of 2000. Such expenses decreased primarily due to unusually high marketing and promotional expenses incurred during the first nine months of 2000 related to the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology. Selling and marketing expenses as a percentage of net sales increased to 10.3% from 9.6%, due to lower sales volume in the first nine months of 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $546,000, or 14%, to $4,559,000 from the comparable prior year's period and increased as a percentage of net sales to 13.5% from 10.1%. The increase in expenses primarily resulted from (1) higher administrative compensation-related expenses due largely to annual salary increases and (2) the inclusion of $296,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at the Company's Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. For the fourth quarter 2001, accelerated depreciation on these assets is expected to be approximately $100,000. These increases were partially offset by a reduction of staff and certain related expenses at the Company's Wallingford, CT facility resulting from the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first nine months of 2001, the Company incurred approximately $1,916,000 of expenses related to the Consolidation. These expenses primarily included a portion of employee severance and termination expenses incurred during the period, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). The Company estimates that the non-recurring costs associated with the Consolidation will be in the $3.0 to $3.5 million range and will be recognized during 2001. See Note 4 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. The Company incurred an operating loss of $4,618,000 in the first nine months of 2001 compared to operating income of $58,000 in the first nine months of the prior year. The operating loss in the first nine months of 2001 resulted primarily from lower gross profit on lower sales in the first nine months of 2001 compared to the first nine months of 2000 and expenses related to the Consolidation.

INTEREST. Net interest expense decreased to $287,000 from $478,000 in the first nine months of 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $1,766,000 and $171,000, or an effective rate of 36% and 46.6%, in the first nine months of 2001 and 2000, respectively.

NET LOSS. The Company incurred a net loss during the first nine months of 2001 of $3,139,000, or $0.61 per share (basic and diluted) after giving effect to $269,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss for the first nine months of 2000 of $196,000, or $0.08 per share (basic and diluted) after giving effect to $230,000 of dividends and accretion charges on preferred stock issued in April 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,567,000 and $2,058,000 of cash from operations during the first nine months of 2001 and 2000, respectively. Cash used from operations for the first nine months of 2001 was largely the result of the Company's net loss incurred during the period. The Company's working capital decreased to $12,025,000 at September 30, 2001 from $13,631,000 at December 31, 2000. The current ratio also decreased to 2.33 at September 30, 2001 from 3.54 at December 31, 2000. Both the decrease in working capital and the current ratio were largely due to higher accounts payable and accrued expenses (approximately $1.8 million), and accrued restructuring expenses of approximately $1.75 million related to the Consolidation, partially offset by an increase in accounts receivable and deferred taxes. The Company has maintained tight control over its inventory level, which rose only approximately $400,000, or 4%, from December 31, 2000. The Company expects its working capital and current ratio to continue to decline for the remainder of 2001, as the majority of expenses related to the Consolidation will continue to accrue during 2001, but are not expected to be paid until 2002.

On May 25, 2001, the Company entered into a new, three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004. The LaSalle Credit Facility replaced the Company's $12 million credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Prior to the LaSalle Amendment described below, borrowings under the revolving credit line bore a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan bore a floating rate of interest at LaSalle's prime rate plus 0.50%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time up to 180 days on borrowings which bore interest based on the current LIBOR rate plus 2.50% and 3.0% under the revolving credit line facility, and the term and equipment loan facilities, respectively. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line and equipment loan facilities. Borrowings under the LaSalle Credit Facility are secured by a lien on all the personal property assets of the Company. The LaSalle Credit Facility also imposes certain financial covenants on the Company beginning July 1, 2001, and restricts the payment of dividends on its common stock and the creation of other liens. The Company had a total of $7,747,000 of outstanding borrowings under the LaSalle Credit Facility at September 30, 2001 ($7,272,000 under the revolving credit line and $475,000 under the term loan).

On October 30, 2001, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment"), LaSalle (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001, (2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and (4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. In addition, the Company and LaSalle agreed to seek to enter into a second amendment no later than December 31, 2001 to reset the financial covenants for 2002 and beyond based on a financial plan to be submitted by the Company; if the Company and LaSalle cannot mutually agree on such financial covenants, LaSalle has the right to reset the financial covenants to such levels as determined in its reasonable discretion. Upon execution of the LaSalle Amendment, the Company paid a fee of $20,000 to LaSalle.

The Company's capital expenditures were approximately $1,143,000 and $2,296,000 for the nine months ended September 30, 2001 and September 23, 2000, respectively. These expenditures primarily included new product tooling, largely for new inkjet products in the 2000 period. The Company's total capital expenditures for 2001 are expected to be approximately $1,500,000, the majority of which was invested in new product tooling.

The Company estimates that the non-recurring costs associated with the Consolidation will be approximately $3.0 to $3.5 million, and will be recognized during 2001. Of these costs, approximately $2.5 to $3.0 million will require future cash outlays. The Company expects to pay approximately $300,000 to $500,000 in 2001 and the remainder in 2002. The Company paid approximately $166,000 of these costs during the first nine months of 2001.

The Company believes that cash flows generated from operations and borrowings available under the LaSalle Credit Facility, as amended by the LaSalle Amendment, will provide sufficient resources to meet the Company's working capital needs, including costs associated with the Consolidation, finance its capital expenditures and meet its liquidity requirements through December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the LaSalle Credit Facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. The Company, under the LaSalle Credit Facility, may fix its rate of interest at LIBOR plus the applicable margin for between 30 and 180 days on a significant portion of its outstanding borrowings. The Company does not have any other protection against interest rate fluctuations. An effective increase or decrease of 10% in the current effective interest rates under the LaSalle Credit Facility would not have a material effect on the Company's results of operations or cash flow.

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


                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits filed herein


                  Exhibit 10.28          Waiver and Amendment No. 1 to Loan and Security Agreement dated as of May 25, 2001 among TransAct Technologies Incorporated,
                                         LaSalle Business Credit, Inc. and the institutions from time to time a party hereto.

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





                                          TRANSACT TECHNOLOGIES INCORPORATED
                                          (Registrant)


November 13, 2001                   /s/ Richard L. Cote
                                   -----------------------------------------
                                    Richard L. Cote
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)




                                    /s/ Steven A. DeMartino
                                   -----------------------------------------
                                    Steven A. DeMartino
                                    Vice President and Corporate Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT LIST


The following exhibits are filed herewith.

           Exhibit
           -------
           10.28   Waiver and Amendment No. 1 to Loan and Security Agreement
                   dated as of May 25, 2001 among TransAct Technologies
                   Incorporated, LaSalle Business Credit, Inc. and the
                   institutions from time to time a party hereto.

           11.1    Computation of earnings per share.