Form 10-K
period 2001-12-31
TRANSACT TECHNOLOGIES INC
filed 2002-03-29
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                         ------------------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1456680
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or                (I.R.S. Employer
organization)                                                Identification No.)

7 LASER LANE, WALLINGFORD, CT                                              06492
------------------------------------------------        ------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                  203-269-1198
                                                        ------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. |X|

As of March 15, 2002 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $24,600,000.

As of March 15, 2002 the registrant had outstanding 5,703,670 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2002 - Part III.

                                     PART I

GENERAL

      TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, the Company markets related consumables, spare parts and service. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on the following vertical markets: point-of-sale ("POS"), gaming and lottery, financial services and kiosk. The Company sells its products directly to end users, original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and selected distributors, primarily in the United States, Canada, Europe and Latin America. TransAct has one primary operating facility located in Ithaca, New York, five sales offices located in the United States, and one sales office and service depot in the United Kingdom. The Company also has a manufacturing facility in Wallingford, CT which it expects to close in May 2002 (see "General Development of Business" below).

ITEM 1. BUSINESS.

(A)   GENERAL DEVELOPMENT OF BUSINESS

      TransAct began operating as a stand-alone business in August 1996 to operate the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. TransAct completed an initial public offering on August 22, 1996.

      In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers, and therefore, lowers the required production capacity. As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company expects to maintain one small component production line in Wallingford until May 2002, after which the manufacturing facility will be closed. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees.

(B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      TransAct has assessed its operating and reportable segments and has determined that it operates in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer-related products.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

      (i)   PRINCIPAL PRODUCTS AND SERVICES

      TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing dot matrix, thermal and inkjet printing technology for applications requiring up to 60 character columns in each of the following vertical markets: POS, gaming and lottery, financial services and kiosk. The Company's printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include PC board configuration, paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers. In addition, the Company offers inkjet cartridges, printer ribbons, paper and replacement parts for all of its products.

      The Company provides customers with telephone sales and technical support, a personal account representative for orders, shipping and general information and expedited shipping for orders of its configurable and custom products. Technical and sales support personnel receive training in all of the Company's products and services manufactured at their facility. The Company's printers generally carry a one- or two-year limited warranty; extended warranties are available for purchase on selected printers to supplement the original warranty. Service contracts for the repair and maintenance of printers beyond the original warranty period are also available for purchase.

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

      Okidata Americas, Inc. ("Okidata"), is the sole supplier for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until June 2003 at fixed prices through at least March 31, 2002. The Company and Okidata are currently negotiating for future pricing. Additionally, Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges which are used in all of the Company's inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of the Company's inkjet printers. TransAct has a supply agreement with HP to purchase inkjet cartridges until June 1, 2002 at a fixed price. TransAct believes its relations with Okidata and HP are good and has received no indication that either of the supply agreements will not be renewed beyond the respective expiration dates of the current contracts. TransAct cannot be certain, however, that either of the supply agreements will be renewed, or if renewed, that the terms will be as favorable as those under the current contracts.

      (iv)  PATENTS AND PROPRIETARY INFORMATION

      The Company owns several patents, three of which it considers material. The earliest expiration date of these patents is in 2008. The first patent covers an automated paper cut-off device, which is a feature offered on certain of the Company's POS printers; the second is a patent that relates to an automatic paper loader for a printer; and the third is a patent that covers a method for converting a full color image into a two-color image, plus a background color. The Company also has sought patent protection for certain design features of 1) printers using inkjet technology, 2) POS printers using thermal technology, and 3) thermal printers for use in casino slot machines. The Company regards certain manufacturing processes and designs to be proprietary and attempts to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

      (vii) CERTAIN CUSTOMERS

      The Company has an OEM purchase agreement with GTECH Corporation ("GTECH") to provide on-line lottery printers and spare parts, at prices to be negotiated, through December 31, 2004. Firm purchase orders for printers may be placed annually by GTECH. The Company has received orders for approximately $9,800,000 worth of printers for delivery between January 2002 and February 2003. The Company also sells printers to GTECH for use in lottery terminals at grocery check-out lanes ("in-lane lottery printers"). Sales to GTECH accounted for approximately 33.0% and 22.1% of net sales in 2001 and 2000, respectively. The Company made no on-line lottery printer shipments and approximately $1,100,000 of in-lane lottery printer shipments to GTECH during 1999. The Company also provides printers to ICL Pathway for use in the British Post Office. During 2000, sales to ICL Pathway accounted for approximately 20.2% of net sales. The Company completed shipping printers to ICL Pathway for use in the British Post Office in February 2001 and no further shipments are expected. The Company had no sales to any one customer greater than 10% of net sales in 1999.

      (viii) BACKLOG

      The Company's backlog of firm orders was approximately $8,700,000 as of March 25, 2002 and $18,100,000 as of March 16, 2001, including approximately $6,600,000 and $7,800,000 to GTECH, respectively. Based on customers' current delivery requirements, TransAct expects to fill approximately $8,200,000 of its current backlog during 2002 and approximately $500,000 during 2003.

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

      In the gaming and lottery, financial services and kiosk markets, no single supplier holds a dominant position. Certain of the Company's products sold for gaming and lottery, kiosk and financial services applications compete based upon the Company's ability to provide highly specialized products, custom engineering and ongoing technical support.

      The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration, and to take advantage of strategic relationships. The Company expects to particularly focus on (1) gaining market acceptance for its new family of printers utilizing Hewlett Packard's inkjet printing technology,
(2) promoting its new line of slot machine printers into the gaming market and
(3) expanding its consumables, spares and service business. Although the Company believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

      (xi)  RESEARCH AND DEVELOPMENT ACTIVITIES

      The Company spent approximately $3,070,000, $3,481,000 and $3,235,000 in 2001, 2000 and 1999, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2002, the Company expects to focus the majority of its research and development activities on the continuing development and enhancement of (1) its family of printers for the POS market utilizing inkjet and thermal printing technology and (2) its ticket-issuing printers for use in the casino market.

      (xii) ENVIRONMENT

      The Company is not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

      (xiii) EMPLOYEES

      As of March 15, 2002, TransAct Technologies and its subsidiaries employed 176 persons, of whom 141 were full-time and 35 were temporary employees. None of the Company's employees is unionized and the Company considers its relationships with its employees to be good.

(D)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
      SALES

      The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $1,791,000, $11,164,000 (primarily to ICL Pathway for use in the British Post Office) and $700,000 in 2001, 2000 and 1999, respectively. The Company had export sales to its customers from its domestic operations of approximately $6,131,000, $5,156,000 and $7,807,000 in 2001, 2000 and 1999,
respectively.

(E)   EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 2001

          Name          Age                          Position
-------------------     ---   --------------------------------------------------
Bart C. Shuldman        44    Chairman of the Board, President and Chief
                              Executive Officer
Richard L. Cote         60    Executive Vice President, Chief Financial Officer,
                              Treasurer, Secretary and Director
James B. Stetson        44    Executive Vice President - Sales and Marketing
Steven A. DeMartino     32    Senior Vice President - Finance and Information
                              Technology
Mark B. Goebel          47    Senior Vice President - General Manager
                              (Wallingford, CT facility)
Michael S. Kumpf        52    Senior Vice President - Engineering
Lucy H. Staley          51    Senior Vice President - General Manager (Ithaca,
                              NY facility)

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

      JAMES B. STETSON was appointed Executive Vice President, Sales and Marketing in November 2001, and served as Senior Vice President of Worldwide Sales from February 2000 to November 2001, and Vice President of Sales, Latin America from October 1997 to February 2000. Prior to joining TransAct, Mr. Stetson served as Vice President and Sales Manager at Gekay Sales and Service Company from 1995 until October 1997.

      STEVEN A. DEMARTINO joined TransAct as Corporate Controller in August 1996 and was appointed an officer of the Company in January 1998, Vice President in December 1999, and Senior Vice President, Finance and Information Technology in October 2001. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino, served as Controller of NER/Copart, Inc. from September 1994 to May 1996.

      MICHAEL S. KUMPF, Senior Vice President-Engineering since June 1996, served as Vice President of Engineering of Ithaca from 1991 until June 1996. Mr. Kumpf was appointed Executive Vice President of Engineering in January 2002.

      MARK B. GOEBEL, Senior Vice President - General Manager (Wallingford, CT facility), served as Vice President-Engineering from April 1994 until he was appointed Senior Vice President of Engineering of Wallingford, and an officer of the Company, in January 2000. In November 2000, Mr. Goebel was named Senior Vice President - General Manager of the Wallingford, CT facility. As a result of the Consolidation, Mr. Goebel terminated employment with the Company on March 1, 2002.

      LUCY H. STALEY, Senior Vice President-General Manager (Ithaca, NY facility) since June 1996, served as a Vice President of Ithaca from 1984 until June 1996. As a result of the Consolidation, Ms. Staley terminated employment with the Company on January 31, 2002.

ITEM 2. PROPERTIES.

      The Company's operations are currently conducted at the facilities described below. In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company will complete the consolidation of all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT manufacturing facility in May 2002. The Company expects to be able to sublease the Wallingford facility for the remaining term of the lease, however there can be no assurance that the Company will be successful in doing so, or that it will be able to do so at terms comparable to those of its existing lease.

      In connection with the consolidation of facilities into Ithaca, the Company has entered into an agreement to add approximately 10,000 square feet of manufacturing space and 3,000 square feet of office space to its Ithaca facility. The Company expects to occupy the additional space in April 2002.

                                                                Size        Owned or  Lease Expiration
Location                     Operations Conducted        (Approx. Sq. Ft.)   Leased         Date
---------------------------  --------------------------  -----------------  --------  ----------------
Wallingford, Connecticut     Manufacturing facility and       49,000         Leased    March 31, 2008
                                executive offices

Ithaca, New York             Manufacturing facility           59,000         Leased    June 30, 2007

Doncaster, United Kingdom    Sales office and service          2,800         Leased    August 1, 2009
                             depot

Georgia, Florida, Illinois,  Five (5) regional sales            600          Leased       Various
New York and Texas           offices

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded on the Nasdaq National Market under the symbol TACT. As of March 15, 2002, there were 886 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2001 and 2000 were as follows:

                             Year Ended                 Year Ended
                          December 31, 2001          December 31, 2000
                       ---------------------      --------------------
                        High            Low        High            Low
                       ------         ------      ------         ------
      First Quarter    $ 7.03         $ 3.88      $10.25         $ 6.03
      Second Quarter     9.65           5.05       11.38           8.00
      Third Quarter      9.85           3.95       11.50           5.75
      Fourth Quarter     6.00           3.88        8.25           5.25

      No dividends on common stock have been declared and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with LaSalle Business Credit restricts the payment of cash dividends on its common stock for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Year Ended December 31,
                                  ---------------------------------------------------
                                    2001        2000       1999      1998      1997
                                  --------    --------    -------   -------   -------
Statement of Operations Data:
   Net sales                      $ 43,974    $ 53,720    $44,889   $52,239   $58,400
   Gross profit                      9,774      14,142     11,754    13,826    18,173
   Operating income (loss)          (7,286)       (154)        35     2,148     7,831
   Net income (loss)                (4,922)       (344)       324     1,206     4,893
   Net income (loss) available
     to common shareholders         (5,280)       (664)       324     1,206     4,893
   Net income (loss) per share:
       Basic                         (0.95)      (0.12)      0.06      0.20      0.72
       Diluted                       (0.95)      (0.12)      0.06      0.20      0.71

                                                       December 31,
                                  ---------------------------------------------------
                                    2001        2000       1999      1998      1997
                                  --------    --------    -------   -------   -------
Balance Sheet Data:
   Total assets                   $ 25,791    $ 27,619    $25,684   $23,788   $24,699
   Long-term debt                    5,344       5,944      7,100     5,075        --
   Shareholders' equity:
     Preferred                       3,746       3,668         --        --        --
     Common                          7,315      12,191     12,207    12,177    17,903


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

      Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully sublease its facility in Wallingford, CT subsequent to its closing; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date this report and the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

PLANT CONSOLIDATION DURING 2001

      In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in printers, and therefore, lowers the required production capacity. As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company expects to maintain one small component production line in Wallingford until May 2002, after which the manufacturing facility will be closed. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $4.2 million, of which approximately $4.1 million was recognized during 2001. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on the Company's future results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing the financial statements, the Company is required to make estimation judgments. Such judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. The Company evaluates its assumptions on an ongoing basis by comparing actual results with its estimates. Actual results may differ from the original estimates. The following accounting policies are those that the Company believes to be most critical in the preparation of its financial statements.

      Inventory Valuation--The Company's inventories are stated at the lower of cost or market. The Company writes down its inventory for any material that has become obsolete or may become unsaleable based on estimates of future demand in the market. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changed conditions.

      Deferred Tax Assets--The Company has recorded deferred tax assets, largely as the result of the net operating loss incurred in 2001. Based on the Company's projection of future taxable income and certain prudent tax planning strategies, no valuation allowance against these deferred tax assets is considered necessary. Should circumstances change and the Company determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded resulting in a charge to income in the period the determination is made.

      Accrued Restructuring Expenses--In connection with the Consolidation of manufacturing facilities, the Company has recorded significant accruals. These accruals comprise severance pay, stay bonuses, employee benefits, non-cancelable lease costs and certain other expenses. Management has made reasonable estimates of such costs and expenses, most of which it expects to be paid in 2002. However, if actual costs differ from the estimates, charges or credits to income could result in the period the adjustments are determined. Also, because certain moving and relocation costs are not accruable under generally accepted accounting principles in the U.S., those expenses are recorded as incurred. As a result, the Company expects to record some additional charges in 2002 related to the completion of the Consolidation.

      Accrued Warranty Costs--The Company warranties its products for up to two years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made.

(A)   RESULTS OF OPERATIONS

      (i) YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      NET SALES. Net sales by market for the years ended December 31, 2001 and 2000 were as follows:

                                    Year ended           Year ended
            (In thousands)       December 31, 2001    December 31, 2000
                                 -----------------    -----------------
            Point of sale        $20,007      45.5%   $29,396      54.7%
            Gaming and lottery    19,869      45.2     19,298      35.9
            Other                  4,098       9.3      5,026       9.4
                                 -------     -----    -------     -----
                                 $43,974     100.0%   $53,720     100.0%
                                 =======     =====    =======     =====

      Net sales for 2001 decreased $9,746,000, or 18%, from 2000 largely due to significantly lower shipments into the Company's point of sale ("POS") market. International sales decreased to $7,922,000, or 18.0% of net sales in 2001, from $16,320,000, or 30.4% of net sales in 2000.

      Point of sale: Sales of the Company's POS printers decreased approximately $9,389,000, or 32%. International POS printer shipments decreased approximately $9,438,000, to $6,193,000, largely due to lower printer shipments to ICL Pathway for the British Post Office project. Sales for the British Post Office project, which include printer shipments and service revenue, were approximately $1,900,000 in 2001 compared to $10,900,000 in 2000. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. In addition to lower sales to ICL Pathway, the Company experienced a decrease in sales, primarily to Europe, of approximately $1,200,000 through Okidata, the Company's former exclusive distribution partner in Europe. As of May 2001, Okidata no longer exclusively distributes the Company's printers in Europe. The Company also experienced a decline of approximately $300,000 of sales to Latin America through Okidata, the Company's distribution partner in Latin America. The decrease in international POS sales to ICL Pathway and Okidata was somewhat offset by an increase of approximately $1,200,000 of shipments of the Company's thermal fiscal printer in Europe.

      Despite adverse economic conditions, domestic POS printer sales increased slightly by $49,000 to $13,814,000. Due to on-going economic weakness, the Company expects continued worldwide softness in demand for its POS products during 2002.

      Gaming and lottery: Sales of the Company's gaming and lottery printers increased approximately $571,000, or 3%, from the prior year. Sales of the Company's on-line lottery printers and spares to GTECH increased by approximately $2,400,000, to approximately $14,300,000 in 2001, compared to $11,900,000 in 2000. The Company has received follow-on orders from GTECH for approximately $9,800,000 of on-line lottery printers of which approximately $9,300,000 and $500,00 will be delivered in 2002 and 2003, respectively. In addition to the increase of printer sales to GTECH, sales of the Company's slot machine printers and other gaming printers increased by approximately $900,000. The slot machine printers are primarily for use in casinos in California and Nevada. The Company expects sales of its slot machine printers to continue to increase during 2002.

      Offsetting the increase of on-line lottery printer and spares sales to GTECH and increased slot machine printer sales was a decrease of approximately $2,700,000 in sales of the Company's video lottery terminal ("VLT") printers to approximately $1,700,000 in 2001. Sales of these VLT printers were unusually high in the last half of 2000. Since VLT printer sales are largely project-oriented, the Company cannot predict if and when future sales may occur. However, based on existing orders, the Company expects higher sales of VLT printers in 2002 compared to 2001.

      Other: Sales of the Company's printers into other markets decreased by $928,000, or 18%, from the prior year. During 2001, sales of the Company's ATM printer and related spares decreased by approximately $1,700,000. In addition, sales decreased by approximately $800,000 due to sales of kiosk printers to customers for projects primarily in the third quarter of 2000 that did not repeat in 2001. Offsetting these decreases was an increase of approximately $1,600,000 of the Company's thermal kiosk printers for use in a Canadian government application during 2001. No shipments of these printers were made in 2000. However, the Company expects to ship printers for this application in 2002. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

      GROSS PROFIT. Gross profit decreased $4,368,000, or 31%, and the gross margin also declined to 22.2% from 26.3%. Both gross profit and gross margin for 2001 were adversely impacted by lower sales volume, due primarily to the absence of printer shipments for the British Post Office project. The Company expects its gross margin for the full-year 2002 to improve to between 25% and 26% due to lower overhead costs resulting from the Consolidation.

      ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $411,000, or 12%, to $3,070,000 from 2000. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility resulting from the Consolidation. Engineering and product development expense increased as a percentage of net sales to 7.0% from 6.5%, due to lower sales volume in 2001 compared to 2000. The Company expects engineering and product development expenses to be significantly lower in 2002 compared to 2001, due largely to staff reductions resulting from the Consolidation.

      SELLING AND MARKETING. Selling and marketing expenses decreased $516,000, or 10%, to $4,570,000 from the prior year. Such expenses decreased primarily due to (1) unusually high marketing and promotional expenses incurred in 2000 related to the April 2000 launch of the Company's new family of printers utilizing inkjet printing technology and (2) a reduction in marketing staff. Selling and marketing expenses as a percentage of net sales increased to 10.3% from 9.5%, due to lower sales volume in 2001 compared to 2000. The Company expects that selling and marketing expenses for 2002 will be slightly lower than those reported in 2001, due mostly to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $559,000, or 10%, to $6,099,000 from 2000 and increased as a percentage of net sales to 13.9% from 10.3%. The increase in expenses primarily resulted from the inclusion of $680,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at the Company's Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. These increases were partially offset by a reduction of staff and certain related expenses at the Company's Wallingford, CT facility resulting from the Consolidation. The Company expects general and administrative expenses to be significantly lower in 2002 compared to 2001 due largely to staff reductions resulting from the Consolidation and non-recurring accelerated depreciation charges incurred in 2001.

      BUSINESS CONSOLIDATION AND RESTRUCTURING. During 2001, the Company incurred approximately $3,321,000 of business consolidation and restructuring expenses related to the Consolidation. These expenses primarily included employee severance and termination related expenses, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). Although the Consolidation was substantially completed in 2001, the Company estimates that it will incur an additional $50,000 to $100,000 of non-recurring costs associated with the Consolidation during 2002. These costs are expected to include (1) expenses incurred to physically move the remaining assets of the Wallingford, CT facility to Ithaca, NY and (2) severance costs for employees expected to terminate in 2002. See Note 8 to the Consolidated Financial Statements for further detail.

      OPERATING LOSS. The Company incurred an operating loss of $7,286,000 in 2001 compared to an operating loss of $154,000 in 2000. The operating loss in 2001 resulted primarily from lower gross profit on lower sales in 2001 compared to 2000 as well as expenses related to the Consolidation.

      INTEREST. Net interest expense decreased to $397,000 from $649,000 in 2000 due to decreased average outstanding borrowings on the Company's line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

      INCOME TAXES. As a result of the Company's loss before income taxes, the Company recorded an income tax benefit of $2,748,000 and $448,000, or an effective rate of 35.8% and 56.6%, in 2001 and 2000, respectively. The abnormally high effective tax benefit rate in 2000 is primarily due to the recognition of certain tax credits and the benefit from the Company's foreign sales corporation on relatively low pre-tax amounts.

      NET LOSS. The Company incurred a net loss during 2001 of $4,922,000, or $0.95 per share (basic and diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss for 2000 of $344,000, or $0.12 per share (basic and diluted) after giving effect to $320,000 of dividends and accretion charges on preferred stock issued in April 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

      (ii) YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      NET SALES. Net sales by market for the years ended December 31, 2000 and 1999 were as follows:

                                       Year ended             Year ended
            (In thousands)          December 31, 2000      December 31, 1999
                                    -----------------      ------------------
            Point of sale           $29,396     54.7%      $26,653     59.4%
            Gaming and lottery       19,298     35.9         8,782     19.5
            Other                     5,026      9.4         9,454     21.1
                                    -------    -----       -------    -----
                                    $53,720    100.0%      $44,889    100.0%
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

      Point of sale: Sales of the Company's POS printers increased $2,743,000, or 10%. International POS printer shipments increased approximately $9,387,000 due to the resumption of printer shipments to ICL Pathway for the British Post Office project. Sales for this project, including printers, spares and service, totaled approximately $10,900,000 in 2000. The Company did not make any printer shipments related to this project in 1999. The Company completed shipping printers for the British Post Office project in February 2001 and no further shipments are expected. The increase in international shipments for the British Post Office project was offset by a net decrease of approximately $1,300,000 of printer shipments to other customers primarily in Europe and Latin America.

      Domestic POS printer shipments decreased by approximately $6,644,000, due primarily to continued softness in demand from the Company's domestic distributors.

      Gaming and lottery: Sales of the Company's gaming and lottery printers increased $10,516,000, or 120%, from 1999. This net increase resulted from a number of factors. The primary effect on the revenue in this market during 2000 was the resumption of shipments to GTECH of the Company's on-line lottery printers that totaled $11,400,000 compared to no on-line lottery printer shipments during 1999. In addition, the Company's new slot machine printer added approximately $2,800,000 to revenue in 2000. The new slot machine printer is primarily for use in Indian casinos in California and casinos in Nevada.

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

(B)   LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      The Company generated cash from operations of $1,445,000, $333,000 and $2,033,000 in 2001, 2000 and 1999, respectively. The increase in cash generated from operations in 2001 compared to 2000 resulted from a number of factors: receivables decreased due to lower sales volume in the fourth quarter of 2001 compared to the fourth quarter of 2000; other current assets decreased due largely to the receipt of federal and state tax refunds; accounts payable and accrued liabilities increased largely due to higher inventory purchases at year-end; accrued restructuring expenses increased as a result of expenses related to the Consolidation; and increased depreciation and amortization, due primarily to accelerated depreciation on certain assets as a result of the Consolidation. Offsetting these increases in cash generated from operations in 2001 were the following: funding the Company's net loss of $4,922,000 in 2001 compared to $344,000 in 2000; higher inventory levels at December 31, 2001 due largely to inventory bought during the year for recently-introduced products; and increased deferred taxes resulting largely from expenses related to the Consolidation and the Company's net loss in 2001. Based on recent tax law changes, the Company will carry back its federal net operating losses to prior years, which is expected to result in a tax refund of approximately $700,000 in 2002.

WORKING CAPITAL

      The Company's working capital decreased to $8,366,000 at December 31, 2001 from $13,631,000 at December 31, 2000. The current ratio also decreased to 1.90 to 1 at December 31, 2001 from 3.54 to 1 at December 31, 2000. The decrease in both working capital and the current ratio were largely due to (1) lower receivables at December 31, 2001 resulting from lower sales volume in the fourth quarter of 2001 compared to the fourth quarter of 2000 and (2) an increase in accrued restructuring expenses of approximately $2.9 million related to the Consolidation at December 31, 2001.

CREDIT FACILITY AND BORROWINGS

      On May 25, 2001, the Company entered into a three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004 to replace its prior credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the LaSalle Credit Facility bear a floating rate of interest based on LaSalle's prime rate. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate.

      On October 30, 2001, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No.1"), LaSalle (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001,
(2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and
(4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, the Company paid a fee of $20,000 to LaSalle.

      On December 21, 2001, the Company amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No.
2). Upon execution of LaSalle Amendment No. 2, the Company paid a fee of $5,000 to LaSalle.

      As of December 31, 2001, the Company had $4,994,000 and $450,000 outstanding on the revolving credit line and term loan, respectively, and no borrowings under the equipment loan. Annual principal payments on the term loan are $100,000.

      On February 22, 2002, at the request of a major customer, the Company received a cash payment of approximately $5,800,000 in advance of printer shipments to be made from March through August 2002. This amount has been classified as a current liability and will be reduced by the sales value of shipments as they are made. As a result of this payment, the Company repaid all its outstanding revolving borrowings under the LaSalle Credit Facility in February 2002. However, as shipments are made to the customer between March and August 2002, the Company expects to resume borrowings under the LaSalle Credit Facility. The Company expects its revolving borrowings to return to approximately the same level as December 31, 2001 by the end of the third quarter 2002. Due to the classification of the advance payment as a current liability, the Company expects to report lower working capital and a lower current ratio at March 31, 2002 and June 30, 2002.

SALE OF PREFERRED STOCK

      On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs of approximately $200,000. The Preferred Stock is redeemable at the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. The Company used the net proceeds repay outstanding borrowings under the Company's revolving credit facility. The Company paid $280,000 and $205,000 of cash dividends to Advance Capital Advisors, L.P. in 2001 and 2000, respectively, and expects to pay $280,000 in 2002.

CAPITAL EXPENDITURES

      The Company's capital expenditures were approximately $1,382,000, $2,415,000 and $2,742,000 in 2001, 2000 and 1999, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's capital expenditures for 2002 are expected to be approximately $1,000,000, a majority for new product tooling.

CONSOLIDATION EXPENSES

      During 2001, the Company incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. Although the Consolidation was substantially completed in 2001, the Company estimates that it will incur an additional $50,000 to $100,000 of non-recurring costs associated with the Consolidation during 2002. These costs are expected to include (1) expenses incurred to physically move the remaining assets of the Wallingford, CT facility to Ithaca, NY and (2) severance costs for employees expected to terminate in 2002. The Company believes that the Consolidation will significantly lower the Company's cost structure in 2002, with estimated annual cost savings of at least $4 million compared to 2001. See Note 8 to the Consolidated Financial Statements for further detail.

      Of the total of $4,100,000 of expenses, approximately $3,300,000 require cash outlays. During 2001, the Company paid approximately $400,000 of these costs, with substantially all the remaining costs expected to be paid during 2002. The Company expects to realize improved gross margins and lower operating expenses in 2002 as a result of the Consolidation.

      The Company believes that cash flows generated from operations and borrowings available under the LaSalle Credit Facility, as amended, will provide sufficient resources to meet the Company's working capital needs, including costs associated with the Consolidation, finance its capital expenditures and meet its liquidity requirements through December 31, 2002.

(C)   IMPACT OF INFLATION

      TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected during 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to borrowings under the Company's Credit Facility with LaSalle Business Credit. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the Credit Facility would not have a material effect on the Company's results of operations or cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                       Page
                                                                          Number
                                                                          ------
        Report of Independent Accountants                                    15

        TransAct Technologies Incorporated consolidated financial statements:

           Consolidated balance sheets as of December 31, 2001 and           16
           December 31, 2000.

           Consolidated statements of operations for the years ended         17
           December 31, 2001, 2000 and 1999.

           Consolidated statements of cash flows for the years ended         18
           December 31, 2001, 2000 and 1999.

           Consolidated statement of changes in shareholders' equity         19
           for the period from December 31, 1998 through
           December 31, 2001.                                                20

           Notes to consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 8, 2002

                       TRANSACT TECHNOLOGIES INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              December 31,   December 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                    $    417       $    992
   Receivables, net (Note 4)                                       4,047          6,137
   Inventories (Note 5)                                           10,633          9,857
   Deferred tax assets                                             2,382          1,205
   Other current assets                                              212            811
                                                                --------       --------
     Total current assets                                         17,691         19,002
                                                                --------       --------

Fixed assets, net (Note 6)                                         5,190          6,876
Goodwill, net (Note 6)                                             1,469          1,678
Deferred tax assets                                                1,120             --
Other assets                                                         321             63
                                                                --------       --------
                                                                   8,100          8,617
                                                                --------       --------
                                                                $ 25,791       $ 27,619
                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                 $    100       $     --
   Accounts payable                                                2,903          2,690
   Accrued liabilities (Note 7)                                    3,320          2,576
   Accrued restructuring expenses (Note 8)                         3,002            105
                                                                --------       --------
     Total current liabilities                                     9,325          5,371
                                                                --------       --------

Revolving bank loan payable (Note 10)                              4,994          5,944
Long-term portion of term loan                                       350             --
Other liabilities                                                     61            445
                                                                --------       --------
                                                                   5,405          6,389
                                                                --------       --------

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock, Series B, 7%
  cumulative convertible, $1,000 stated value,
  8,000 shares authorized, 4,000 shares issued
  and outstanding (Note 16)                                        3,746          3,668
                                                                --------       --------

Shareholders' equity (Notes 12 and 13):
   Preferred stock, Series A, $0.01 par value, 5,000,000
     authorized, none issued and outstanding                          --             --
   Common stock, $0.01 par value, 20,000,000 authorized,
     5,684,770 and 5,607,827 shares issued and outstanding            57             56
   Additional paid-in capital                                      6,303          6,069
   Retained earnings                                               1,649          6,929
   Unamortized restricted stock compensation                        (286)          (477)
   Loan receivable from officer                                     (330)          (330)
   Accumulated other comprehensive income                            (78)           (56)
                                                                --------       --------
     Total shareholders' equity                                    7,315         12,191
                                                                --------       --------
                                                                $ 25,791       $ 27,619
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           Year Ended December 31,
                                                     2001           2000           1999
                                                   --------       --------       --------
Net sales                                          $ 43,974       $ 53,720       $ 44,889
Cost of sales                                        34,200         39,578         33,135
                                                   --------       --------       --------

Gross profit                                          9,774         14,142         11,754
                                                   --------       --------       --------

Operating expenses:
   Engineering, design and product
     development expenses                             3,070          3,481          3,235
   Selling and marketing expenses                     4,570          5,086          3,887
   General and administrative expenses
      (Note 8)                                        6,099          5,540          4,597
   Business consolidation and restructuring
      expenses (Note 8)                               3,321            189             --
                                                   --------       --------       --------
                                                     17,060         14,296         11,719
                                                   --------       --------       --------

Operating income (loss)                              (7,286)          (154)            35
                                                   --------       --------       --------
Other income (expense):
   Interest, net                                       (397)          (649)          (399)
   Other, net (Note 16)                                  13             11            790
                                                   --------       --------       --------
                                                       (384)          (638)           391
                                                   --------       --------       --------

Income (loss) before income taxes                    (7,670)          (792)           426
Income tax provision (benefit) (Note 14)             (2,748)          (448)           102
                                                   --------       --------       --------

Net income (loss)                                    (4,922)          (344)           324
Dividends and accretion charges on  preferred
   stock (Note 16)                                     (358)          (320)            --
                                                   --------       --------       --------

Net income (loss) available to common
   shareholders                                    $ (5,280)      $   (664)      $    324
                                                   ========       ========       ========

Net income (loss) per share:
     Basic                                         $  (0.95)      $  (0.12)      $   0.06
                                                   ========       ========       ========
     Diluted                                       $  (0.95)      $  (0.12)      $   0.06
                                                   ========       ========       ========

Shares used in per share calculation:
     Basic                                            5,551          5,504          5,565
                                                   ========       ========       ========
     Diluted                                          5,551          5,504          5,614
                                                   ========       ========       ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                            Year Ended December 31,
                                                      2001           2000           1999
                                                    --------       --------       --------
Cash flows from operating activities:
   Net income (loss)                                $ (4,922)      $   (344)      $    324
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation and amortization                     3,398          2,750          2,238
     Deferred income taxes                            (2,643)           (78)           (19)
     Loss on disposal of fixed assets                    209             --             11
     Changes in operating assets and
      liabilities:
       Receivables                                     2,090         (1,274)           371
       Inventories                                      (776)           400         (1,475)
       Other current assets                              599           (415)           158
       Other assets                                     (326)          (162)          (100)
       Accounts payable                                  213           (366)           858
       Accrued liabilities and other                     706           (283)          (333)
        liabilities
       Accrued restructuring expenses                  2,897            105             --
                                                    --------       --------       --------
     Net cash provided by operating activities         1,445            333          2,033
                                                    --------       --------       --------

Cash flows from investing activities:
   Purchases of fixed assets                          (1,382)        (2,415)        (2,742)
   Loans to officers                                      --             15           (345)
   Acquisition of Tridex Ribbon Business                  --             --           (295)
   Proceeds from sale of assets                            2            217             --
                                                    --------       --------       --------
     Net cash used in investing activities            (1,380)        (2,183)        (3,382)
                                                    --------       --------       --------

Cash flows from financing activities:
   Revolving bank loan borrowings
     (repayments), net                                  (950)        (1,156)         1,300
   Term loan borrowings, net                             450             --             --
   Proceeds from option exercises                        262            175             24
   Net proceeds from issuance of preferred                --          3,785             --
    stock
   Payments of cash dividends on preferred              (280)          (205)            --
    stock
   Tax charge related to restricted stock               (100)            --             --
    vested
   Purchase of treasury stock                             --             --           (229)
                                                    --------       --------       --------
     Net cash provided by (used in) financing
      activities                                        (618)         2,599          1,095
                                                    --------       --------       --------

Effect of exchange rate changes on cash                  (22)           (36)           (13)
                                                    --------       --------       --------

Increase (decrease) in cash and cash                    (575)           713           (267)
 equivalents
Cash and cash equivalents at beginning of
 period                                                  992            279            546
                                                    --------       --------       --------
Cash and cash equivalents at end of period          $    417       $    992       $    279
                                                    ========       ========       ========

Supplemental cash flow information:
   Interest paid                                    $    403       $    696       $    433
   Income taxes paid (refunded)                         (637)            74            171

          See accompanying notes to consolidated financial statements.

                       TransAct Technologies Incorporated

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                 Unamortized      Loan      Accumulated
                                       Common Stock     Additional               Restricted    Receivable      Other
                                    ------------------    Paid-in    Retained      Stock          from      Comprehensive  Treasury
                                      Shares    Amount    Capital    Earnings   Compensation     Officer       Income        Stock
                                    ---------   ------  ----------   --------   ------------   ----------   ------------   --------
Balance, December 31, 1998          5,629,500   $   56  $    5,763   $  7,268   $       (903)  $       --   $         (7)  $     --

   Issuance of restricted stock        13,000       --          98         --            (98)          --             --         --
   Issuance of shares from
     exercise of stock options          5,100       --          24         --             --           --             --         --
   Amortization of restricted
     stock compensation                    --       --          --         --            254           --             --         --
   Purchase of treasury shares        (70,800)      --          --         --             --           --             --       (229)
   Retirement of treasury shares           --       --        (229)        --             --           --             --        229
   Issuance of loan to officer             --       --          --         --             --         (330)            --         --
   Comprehensive income:
    Foreign currency translation
      adjustment                           --       --          --         --             --           --            (13)        --
    Net income                             --       --          --        324             --           --             --         --
                                    ---------   ------  ----------   --------   ------------   ----------   ------------   --------

Balance, December 31, 1999          5,576,800       56       5,656      7,592           (747)        (330)           (20)        --

   Issuance of restricted stock         5,000       --          44         --            (44)          --             --         --
   Cancellation of restricted
     stock                             (3,800)      --         (36)        --             36           --             --         --
   Issuance of shares from
     exercise of stock
     options                           25,000       --         150         --             --           --             --         --
   Issuance of shares from
     employee stock
     purchase plan                      4,827       --          24         --             --           --             --         --
   Amortization of restricted
     stock compensation                    --       --          --         --            278           --             --         --
   Issuance of preferred stock
     warrants                              --       --         175         --             --           --             --         --
   Deemed dividend on beneficial
     conversion of preferred stock         --       --          56        (56)            --           --             --         --
   Dividends paid on preferred
     stock                                 --       --          --       (205)            --           --             --         --
   Accretion of preferred stock
     warrants and issuance costs           --       --          --        (58)            --           --             --         --
   Comprehensive income (loss):
    Foreign currency translation           --       --
      adjustment                           --       --          --         --             --           --            (36)        --
    Net loss                               --       --          --       (344)            --           --             --         --
                                    ---------   ------  ----------   --------   ------------   ----------   ------------   --------

Balance, December 31, 2000          5,607,827       56       6,069      6,929           (477)        (330)           (56)        --

   Issuance of restricted stock        20,000       --          95         --            (95)          --             --         --
   Cancellation of restricted          (3,000)      --         (22)        --             22           --             --         --
     stock
   Issuance of shares from
     exercise of stock
     options                           53,500        1         233         --             --           --             --         --
   Issuance of shares from
     employee purchase plan stock       6,443       --          28         --             --           --             --         --
   Amortization of restricted
     stock compensation                    --       --          --         --            264           --             --         --
   Tax charge related to
     restricted stock vested               --       --        (100)        --             --           --             --         --
   Dividends paid on preferred
     stock                                 --       --          --       (280)            --           --             --         --
   Accretion of preferred stock
     warrants and issuance costs           --       --          --        (78)            --           --             --         --
   Comprehensive income (loss):
    Foreign currency translation
      adjustment                           --       --          --         --             --           --            (22)        --
    Net loss                               --       --          --     (4,922)            --           --             --         --
                                    ---------   ------  ----------   --------   ------------   ----------   ------------   --------

Balance, December 31, 2001          5,684,770   $   57  $    6,303   $  1,649   $       (286)  $     (330)  $        (78)  $     --
                                    =========   ======  ==========   ========   ============   ==========   ============   ========

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

2.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BUSINESS AND PRODUCTS: TransAct, through its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, the Company markets related consumables, spare parts and service. The Company also operates a small component production line in a manufacturing facility in Wallingford, CT that it expects to close in May 2002 (see Note 8 for a further discussion). The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on the following vertical markets: point-of-sale ("POS"), gaming and lottery, financial services and kiosk. The Company sells its products directly to end users, original equipment manufacturers ("OEM"), value-added resellers and selected distributors, primarily in the United States, Canada, Europe and Latin America.

            TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of its vertical markets. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include printed circuit board configuration, paper cutting devices, paper handling capacities and number of print stations. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

            USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made in areas including inventory valuation, estimated lives of fixed assets and goodwill, deferred tax assets, accrued liabilities, restructuring reserves related to the Consolidation, allowance for doubtful accounts and tax provisions (benefits). Actual results could differ from those estimates.

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

            FIXED ASSETS: Fixed assets are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of machinery, furniture and equipment is three to ten years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation amounted to $2,858,000, $2,176,000 and $1,699,000 in 2001,
      2000 and 1999, respectively. Depreciation for 2001 included $680,000 of accelerated depreciation on certain leasehold improvements and other fixed assets due to the closing of the Company's Wallingford, CT facility.

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

            The Company has not entered into any business combinations subsequent to June 30, 2001. However, the Company is currently amortizing goodwill related to the acquisition of (i) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and the (ii) ribbon business formerly conducted by Tridex ("Tridex Ribbon Business"). The original amount applicable to the Ithaca acquisition totaled $3,536,000 and is being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and is being amortized on the straight-line method over five years. Accumulated amortization of goodwill was $2,247,000 and $2,038,000 at December 31, 2001 and 2000,
      respectively. The Company believes there will be no impact upon the adoption of FAS 142.

            ACCRUED WARRANTY COSTS: The Company warranties its products for up to two years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs.

            REVENUE RECOGNITION: Sales are recognized when evidence of an arrangement exists, delivery has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to GTECH Corporation ("GTECH") (for lottery printers) accounted for approximately 33% of net sales during 2001. Sales to GTECH and ICL Pathway (for the British Post Office project) accounted for approximately 22% and 20% of net sales during 2000, respectively. No one customer accounted for more than 10% of net sales during 1999.

            FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. Transaction gains (losses) are included in other income and amounted to $12,000, $(26,000) and $11,000 in 2001, 2000 and 1999, respectively.

            INCOME TAXES: The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

            DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in June 1998 which, as amended, is currently effective January 1, 2001 for the Company. The Company believes adoption of FAS 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

            ASSET RETIREMENT OBLIGATIONS: In July 2001, the FASB issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143). FAS 143 requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the issuance of FAS 143 will have any impact on the Company's consolidated financial statements.

            IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS: In August 2001, the FASB issued Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144), which supercedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." FAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the issuance of FAS 144 will have any impact on the Company's consolidated financial statements.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    RECEIVABLES

            Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                           Year Ended December 31,
                                                       2001         2000         1999
                                                      ------       ------       ------
      (In thousands)
      Balance at beginning of period                  $  107       $  132       $  139
         Doubtful accounts provision (reversal)           45          (24)          --
         Accounts written off, net of recoveries         (68)          (1)          (7)
                                                      ------       ------       ------
      Balance at end of period                        $   84       $  107       $  132
                                                      ======       ======       ======

5.    INVENTORIES

            The components of inventories are:

                                                  December 31,
      (In thousands)                           2001          2000
                                             --------      --------
      Raw materials and component parts      $ 10,299      $  9,603
      Work-in-process                              25           200
      Finished goods                              309            54
                                             --------      --------
                                             $ 10,633      $  9,857
                                             ========      ========

6.    FIXED ASSETS

            The components of fixed assets are:

                                                          December 31,
      (In thousands)                                  2001           2000
                                                    --------       --------
      Tooling, machinery and equipment              $ 11,295       $ 10,974
      Furniture, office and computer equipment         4,107          4,243
      Leasehold improvements                             794            749
                                                      16,196         15,966
      Less: accumulated depreciation                 (11,006)        (9,090)
                                                    --------       --------
                                                    $  5,190       $  6,876
                                                    ========       ========

7.    ACCRUED LIABILITIES

            The components of accrued liabilities are:

                                                          December 31,
      (In thousands)                                  2001           2000
                                                    --------       --------
      Payroll and fringe benefits                   $    533       $    382
      Income taxes                                       604            765
      Warranty                                           710            657
      Deferred revenue                                   551            108
      Rent                                               290            292
      Other                                              632            372
                                                    --------       --------
                                                    $  3,320       $  2,576
                                                    ========       ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES

            In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company expects to maintain one small component production line in Wallingford until May 2002, after which the manufacturing facility will be closed. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees. The Company has applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs, will be approximately $4.2 million, of which approximately $4.1 million was recognized during 2001.

            During the fourth quarter of 2000, the Company recorded a restructuring charge of $189,000 for severance costs related to the downsizing and reorganization of its manufacturing facility in Wallingford, CT. Severance costs resulted from the reduction of 11 employees.

            The following table summarizes the activity recorded in the restructuring accrual during 2001 and 2000.

                                                             Year ended     Year ended
                                                            December 31,   December 31,
      (In thousands)                                            2001           2000
                                                            ------------   ------------
      Accrual balance, beginning of year                      $    105       $     --
                                                              --------       --------

      Business consolidation and restructuring expenses:
        Employee severance and termination expenses (1)          2,070            189
        Facility closure and consolidation expenses (2)          1,251             --
                                                              --------       --------
                                                                 3,321            189
                                                              --------       --------

      Cash payments                                               (424)           (84)
                                                              --------       --------

      Accrual balance, end of year                            $  3,002       $    105
                                                              ========       ========

      (1) Employee severance and termination related expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related costs expected to be paid to employees who will be involuntarily terminated.

      (2) Facility closure and consolidation expenses are the estimated costs to close the Wallingford, CT facility including lease termination costs and other related costs, in accordance with the restructuring plan. The Wallingford facility closure was substantially completed by December 31, 2001.

            The following table summarizes the components of all charges related to the Consolidation.

                                                                 Year ended    Year ended
                                                                December 31,  December 31,
           (In thousands)                                           2001          2000
                                                                ------------  ------------
      Business consolidation and restructuring expenses           $  3,321      $    189
      Accelerated depreciation and asset disposal losses (1)           775            --
                                                                  --------      --------
      Total business consolidation, restructuring and
        related charges                                           $  4,096      $    189
                                                                  ========      ========

      (1) Represents accelerated depreciation ($680) and asset disposal losses ($95) on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    EMPLOYEE BENEFIT PLANS

            RETIREMENT SAVINGS PLAN: On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $204,000, $203,000 and $145,000 in 2001, 2000 and 1999, respectively. During 1999 and 1998, the Company's rate of matching contributions was 50% of the employees' contributions up to the first 5% and 4% of the employees' compensation contributed to the 401(k) Plan, respectively.

            EMPLOYEE STOCK PURCHASE PLAN: In May 2000, the Company's shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 50,000 shares of the Company's common stock are available for issuance to employees beginning June 1, 2000. All full-time employees are eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which begin on June 1 and December 1. Eligible employees may elect to withhold up to 5% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP will terminate at the earlier of May 31, 2005 or the date on which all 50,000 shares available for issuance under the ESPP have been sold. The Company sold 6,443 and 4,827 shares of common stock under the ESPP during 2001 and 2000, respectively. At December 31, 2001, 38,730 shares remained available for sale. Compensation costs related to the ESPP are immaterial.

10.   BORROWINGS

            On March 14, 2000, the Company entered into a two-year $13,000,000 revolving credit facility (the "Fleet Credit Facility") with Fleet Bank ("Fleet"). The Fleet Credit Facility replaced a previous credit facility also with Fleet. The Fleet Credit Facility provided the Company with a $13,000,000 credit facility used to fund working capital. Borrowings under the Fleet Credit facility bore interest on outstanding borrowings at Fleet's prime rate plus a margin ranging from zero to 0.75 percentage points and bore a commitment fee ranging from 0.375% to 0.75% on any unused portion of the Fleet Credit Facility. The Fleet Credit Facility also permitted the Company to designate a LIBOR rate on outstanding borrowings with a margin ranging from 1.5 to 3.0 percentage points over the market rate, depending on the Company meeting certain ratios. The Fleet Credit Facility was secured by a lien on substantially all the assets of the Company, imposed certain financial covenants and restricted the creation of liens.

            On September 21, 2000, the Company entered into a two-year revolving credit facility (the "Webster Credit Facility) with Webster Bank ("Webster") expiring on September 21, 2002. The Webster Credit Facility replaced the Fleet Credit Facility. Under the Webster Credit Facility, the Company may borrow up to $12 million, based on certain financial criteria of the Company at the time of any borrowing, to fund working capital. Borrowings under the Webster Credit Facility bear a floating rate of interest at the higher of the "Prime Rate" as published in The Wall Street Journal or one-half of one percent (1/2%) over the federal funds rate (as defined in the Webster Credit Facility) (9.5% at December 31, 2000). Under certain circumstances, the Company may select a fixed interest rate for a specified period of up to 90 days on borrowings based on the current LIBOR rate (as adjusted as specified in the Webster Credit Facility) plus 2.5%, which may be reduced to 2.25% on July 1, 2001 if there is no Event of Default (as defined in the Webster Credit Facility). The Company will also pay a fee of three-eighths of one percent (3/8%) on unused borrowing capacity under the Webster Credit Facility. Borrowings under the Webster Credit Facility are secured by a lien on substantially all the assets of the Company. The Webster Credit facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. The Company had $5,944,000 of outstanding borrowings under this facility at December 31, 2000.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   BORROWINGS (CONTINUED)

            On May 25, 2001, the Company entered into a new, three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004. The LaSalle Credit Facility replaced the Webster Credit Facility. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the revolving credit line bear a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan bear a floating rate of interest at LaSalle's prime rate plus 0.50%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.50% and 3.0% under the revolving credit line facility, and the term and equipment loan facilities, respectively. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line and equipment loan facilities. Borrowings under the LaSalle Credit Facility are secured by a lien on all the personal property assets of the Company. The LaSalle Credit Facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. Concurrent with the signing of the LaSalle Credit Facility, the Company borrowed $500,000 under the term loan. Principal installment payments for the term loan of $8,333, plus accrued interest, are due on the first day of each month beginning July 1, 2001, with the unpaid principal balance due on May 25, 2004. The Company had no borrowings under the equipment loan during 2001.

            On October 30, 2001, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No.1"), LaSalle (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001, (2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0% (5.75% at December 31, 2001), or the current LIBOR rate plus 3.5%, and (4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5% (6.25% at December 31, 2001), or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, the Company paid a fee of $20,000 to LaSalle.

            On December 21, 2001, the Company amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No. 2). Upon execution of LaSalle Amendment No. 2, the Company paid a fee of $5,000 to LaSalle. As of December 31, 2001, the Company had $4,994,000 and $450,000 outstanding on the revolving credit line and term loan, respectively, and no borrowings outstanding on the equipment loan.

11.   COMMITMENTS AND CONTINGENCIES

            At December 31, 2001, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense amounted to approximately $983,000, $991,000 and $953,000 in 2001, 2000 and 1999, respectively.
      Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows: $873,000 in 2002; $875,000 in
      2003; $855,000 in 2004; $868,000 in 2005; $877,000 in 2006 and $786,000
      thereafter.

12.   STOCK INCENTIVE PLANS AND WARRANTS

            STOCK INCENTIVE PLANS. The Company currently has three primary stock incentive plans: the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, the 1996 Directors' Stock Plan which provides for non-discretionary awards to non-employee directors, and the 2001 Employee Stock Plan which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. At December 31, 2001, the Company has reserved 1,150,000, 110,000 and 150,000 shares of common stock for issuance under the 1996 Stock Plan, the 1996 Directors' Stock Plan, and the 2001 Employees Stock Plan, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

            OPTION EXCHANGE OFFER. In November 2001, the Company announced an offer to certain officers to exchange outstanding employee stock options having an exercise price of $9.00 or more per share in return for new stock options to be granted by the Company (the "Exchange Offer"). Pursuant to the Exchange Offer, the option holder received a commitment for the grant of one new option for each option tendered and accepted for exchange, no sooner than six months and one day from November 16, 2001. A total of 215,000 options were accepted for exchange under the Exchange Offer and were canceled in November 2001 (and treated as canceled in 2001 in the table below). The new option grants of 215,000 are expected to be granted no sooner than May 17, 2002, and will vest 25% immediately upon grant with the remainder vesting 25% annually over the next three years. The new options will have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

            The 1996 Stock Plan, 1996 Directors' Stock Plan and 2001 Employee Stock Plan option activity is summarized below:

                                                                      Year Ended December 31,
                                                   2001                         2000                         1999
                                         -----------------------      -----------------------      -----------------------
                                                        Weighted                     Weighted                     Weighted
                                                         Average                      Average                      Average
                                                        Exercise                     Exercise                     Exercise
                                          Shares          Price        Shares          Price        Shares          Price
                                         --------       --------      --------       --------      --------       --------
      Outstanding at beginning of
      period:                             919,000          $8.34       818,100          $7.89       752,300          $8.04
           Granted                        189,500           5.67       190,500           9.86       104,500           5.86
           Exercised                      (53,500)          4.37       (25,000)          6.05        (5,100)          4.75
           Canceled                      (312,250)         10.71       (64,600)          7.53       (33,600)          5.07
                                         --------       --------      --------       --------      --------       --------
      Outstanding at end of period        742,750          $6.95       919,000          $8.34       818,100          $7.89
                                         ========       ========      ========       ========      ========       ========
      Options exercisable at end of
         period                           383,350          $7.34       436,580          $8.19       296,140          $8.33
                                         ========       ========      ========       ========      ========       ========

                                            Options Outstanding                 Options Exercisable
                                -------------------------------------------  -------------------------
                                                Weighted-     Weighted-                      Weighted-
                                Outstanding at   Average       Average       Exercisable at   Average
                                 December 31,   Exercise      Remaining       December 31,    Exercise
      Range of Exercise Prices       2001        Price     Contractual Life       2001         Price
                                --------------  ---------  ----------------  --------------  ---------
                                                              (In years)
      $  2.50 - $  5.00                203,200      $4.34               5.5         120,100      $4.38
         5.01 -    7.50                184,700       5.55               8.0          28,300       6.20
         7.51 -   10.00                277,200       8.69               4.9         203,800       8.58
        10.01 -   12.50                 64,650      10.31               6.4          20,750      10.59
        12.51 -   15.00                 12,000      13.75               2.3           9,600      13.75
        15.01 -   17.50                  1,000      16.38               0.4             800      16.38

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

                                                                                Year Ended December 31,
                                                                          2001            2000            1999
                                                                        --------        --------        --------
      (In thousands, except per share data)
      Net income (loss) available to common shareholders:
        As reported                                                     $ (5,280)       $   (664)       $    324
        Pro forma under FAS 123                                           (5,981)         (1,171)           (422)
      Net income (loss) per share:
        Basic and diluted:
           As reported                                                     (0.95)          (0.12)           0.06
           Pro forma under FAS 123                                         (1.08)          (0.21)          (0.08)

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2001, 2000 and 1999.

                                                                                Year Ended December 31,
                                                                          2001            2000            1999
                                                                        --------        --------        --------
      Risk-free interest rate                                                4.6%            6.3%            5.8%
      Dividend yield                                                           0%              0%              0%
      Expected volatility factor                                            85.5%           83.1%           78.0%
      Expected option term                                             6.1 years       7.1 years       7.5 years
      Weighted average fair value of options granted during period      $   4.25        $   7.78        $   4.55

            RESTRICTED STOCK: Under the 1996 Stock Plan, the Company has granted shares of restricted common stock, for no consideration, to its officers, one outside director and certain key employees. The 1996 Stock Plan restricted stock activity is summarized below:

                                                                                Year Ended December 31,
                                                                          2001            2000            1999
                                                                        --------        --------        --------
      Outstanding shares at beginning of period                           83,320          95,080          91,440
        Granted                                                           20,000           5,000          13,000
        Vested                                                           (10,960)        (12,960)         (9,360)
        Canceled                                                          (3,000)         (3,800)             --
                                                                        --------        --------        --------
      Outstanding shares at end of period                                 89,360          83,320          95,080
                                                                        ========        ========        ========

            The weighted average fair value of restricted stock granted was $4.75, $8.75 and $7.50 for 2001, 2000 and 1999, respectively. Of the
      89,360 shares of restricted stock outstanding at December 31, 2001, 15,360 shares vest over a five-year period, 54,000 shares vest at the end of a five-year period, 10,000 shares vest over a three-year period and 10,000 shares vest over a two-year period. Under certain conditions, vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to a separate component of shareholders' equity and subsequently amortized over the vesting period. Amortization expense of $264,000, $277,000 and $254,000 was recorded during 2001, 2000 and 1999, respectively.

            WARRANTS: On August 22, 1996, the Company sold to the underwriters of its initial public offering, for nominal consideration, a warrant to purchase from the Company up to 115,000 shares of common stock at an exercise price of $10.20 per share. The warrant expired on August 20, 2001.

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

13.   STOCKHOLDER RIGHTS PLAN

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

14.   INCOME TAXES

            The components of the income tax provision are as follows:

                                                        Year Ended December 31,
      (In thousands)                              2001           2000           1999
                                                --------       --------       --------
      Current:
        Federal                                 $    (62)      $   (561)      $     88
        State                                         --             43             18
                                                --------       --------       --------
        Foreign                                       56            194             12
                                                --------       --------       --------
                                                      (6)          (324)           118
      Deferred:
        Federal                                   (2,523)           (94)           (37)
        State                                       (219)           (34)            18
        Foreign                                       --              4              3
                                                --------       --------       --------
                                                  (2,742)          (124)           (16)
                                                --------       --------       --------
      Total income tax provision (benefit)      $ (2,748)      $   (448)      $    102
                                                ========       ========       ========

            At December 31, 2001, the Company has $1,754,000 of federal net operating loss carryforwards that begin to expire in 2021, and $3,526,000 of state net operating loss carryforwards that begin to expire in 2005. The Company also has approximately $147,000 in federal research and development tax credit carryforwards that expire in 2020. The Company had foreign income before taxes of $232,000, $665,000 and $65,000 in 2001, 2000 and 1999, respectively.

            Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   INCOME TAXES (CONTINUED)

                                                          December 31,
      (In thousands)                                   2001          2000
                                                      ------        ------
      Gross deferred tax assets:
        Net operating losses                          $  700        $   39
        Accrued restructuring expenses                 1,109            46
        Other liabilities and reserves                 1,693         1,350
                                                      ------        ------
                                                      $3,502        $1,435
                                                      ======        ======

      Gross deferred tax liabilities:
        Depreciation                                  $   --        $  576
                                                      ======        ======

            The gross deferred tax asset is largely the result of the Company's net operating loss in 2001 due to the Consolidation. Based on recent tax law changes, the Company will carry back its federal net operating losses to prior years, which is expected to result in a tax refund of approximately $700,000 in 2002. Based on annual cost savings expected to be realized as a result of the Consolidation, future financial projections and the ability to carry back net operating losses, the Company has determined that no valuation allowance is considered necessary.

            Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                                 Year Ended December 31,
                                                            2001          2000          1999
                                                           ------        ------        ------
      Federal statutory tax rate                            (34.0)%       (34.0)%        34.0%
      State income taxes, net of federal income taxes        (0.9)         (0.3)         13.2
      Non-deductible purchase accounting adjustments          1.6           9.9          41.6
      Tax benefit from foreign sales corporation               --          (3.1)           --
      Tax benefit from tax credits                           (1.7)        (22.9)        (60.0)
      Foreign rate differential                                --          (3.5)         (1.6)
      Other                                                  (0.8)         (2.7)         (3.2)
                                                           ------        ------        ------
         Effective tax rate                                 (35.8)%       (56.6)%        24.0%
                                                           ======        ======        ======

15.   DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   SIGNIFICANT TRANSACTIONS

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

            LOAN TO OFFICER: On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock on the open market during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer collateralized by 154,000 shares of the Company's common stock, which includes 50,000 shares of restricted stock. The loan currently bears compounded interest at a rate equivalent to the Company's average borrowing rate under its current credit facility. Accrued interest through 2002 is deferred until maturity. The principal amount of the loan is deducted from shareholders' equity.

            STOCK REPURCHASE PROGRAM: Under a stock repurchase program, the Company acquired 70,800 shares of its common stock for $229,000 in 1999. The Company has not repurchased any shares since 1999, and management does not expect to repurchase any additional shares in the foreseeable future.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   INTERNATIONAL OPERATIONS

            The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of $1,791,000, $11,164,000 and $700,000 in the year ended
      December 31, 2001, 2000 and 1999, respectively. The Company had export sales to its foreign customers from the United States of approximately $6,131,000, $5,156,000 and $7,807,000 in the year ended December 31, 2001,
      2000 and 1999, respectively.

18.   SUBSEQUENT EVENTS (UNAUDITED)

            On February 22, 2002, at the request of a major customer, the Company received a cash payment of approximately $5,800,000 in advance of printer shipments to be made from March through August 2002. This amount has been classified as a current liability, and will be reduced by the sales value of shipments as they are made. As a result of this payment, the Company repaid all its outstanding revolving borrowings under the LaSalle Credit Facility in February 2002.

19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

            The Company's quarterly results of operations for the years ended December 31, 2001, 2000 and 1999 (unaudited) are as follows:

                                                                               Quarter Ended
                                                              ------------------------------------------------
     (In thousands, except per share amounts)                 March 31   June 30    September 30   December 31
                                                              --------   --------   ------------   -----------
      2001:
          Net sales                                             $9,773    $10,796       $ 13,234       $ 10,171
          Gross profit                                           1,803      2,413          3,570          1,988
          Net loss                                              (1,757)    (1,220)          (162)        (1,783)
          Net loss available to common shareholders             (1,847)    (1,309)          (252)        (1,872)
          Net loss per share:
             Basic and diluted                                   (0.33)     (0.24)         (0.05)         (0.34)

                                                              March 25   June 24    September 23   December 31
                                                              --------   --------   ------------   -----------
      2000:
          Net sales                                            $11,238    $13,740       $ 14,604       $ 14,138
          Gross profit                                           3,013      3,665          3,867          3,597
          Net income (loss)                                       (300)      (186)           290           (148)
          Net income (loss) available to common Shareholders      (300)      (326)           200           (238)
          Net income (loss) per share:
             Basic and diluted                                   (0.05)     (0.06)          0.04          (0.04)

                                                              March 27   June 26    September 25   December 31
                                                              --------   --------   ------------   -----------
      1999:
          Net sales                                             $9,201    $12,524       $ 13,020       $ 10,144
          Gross profit                                           2,428      3,238          3,335          2,753
          Net income (loss)                                       (279)       146            837           (380)
          Net income (loss) per share:
             Basic and diluted                                   (0.05)      0.03           0.15          (0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information contained in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 17, 2002 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

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

            (iii) List of exhibits

                  3.1(a)    Certificate of Incorporation of the
                            Company, filed with the Secretary of State
                            of Delaware on June 17, 1996.                    (2)

                  3.1(b)    Certificate of Amendment of Certificate of       (4)
                            Incorporation of the Company, filed with
                            the Secretary of State of Delaware on May
                            30, 1997.

                  3.2       Amended and Restated By-laws of the Company.     (6)

                  4.1       Specimen Common Stock Certificate.               (2)

                  4.2       Amended and Restated Rights Agreement            (5)
                            between TransAct and American Stock
                            Transfer & Trust Company dated February
                            16, 1998.

                  10.1      Tax Sharing Agreement dated as of July 31,       (3)
                            1996 between Tridex and TransAct.

                  10.2(x)   1996 Stock Plan, effective July 30, 1996.        (3)

                  10.3(x)   Non-Employee Directors' Stock Plan,              (3)
                            effective August 22, 1996.

                  10.4(x)   2000 Employee Stock Purchase Plan                (9)

                  10.5(x)   2001 Employee Stock Plan                        (11)

                  10.6      Lease Agreement by and between Bomax             (2)
                            Properties and Ithaca, dated as of March
                            23, 1992.

                  10.7      Second Amendment to Lease Agreement by and       (4)
                            between Bomax Properties and Ithaca, dated
                            December 2, 1996.

                  10.8      Agreement regarding the Continuation and         (1)
                            Renewal of Lease by and between Bomax
                            Properties, LLC and TransAct, dated July
                            18, 2001.

                  10.9      Lease Agreement by and between Pyramid           (4)
                            Construction Company and Magnetec, dated
                            July 30, 1997.

                  10.10(x)  Employment Agreement, dated July 31, 1996,       (2)
                            by and between the Company and Bart C.
                            Shuldman.

                  10.11(x)  Employment Agreement, dated July 31, 1996,       (2)
                            by and between the Company and Richard L.
                            Cote.

                  10.12(x)  Severance Agreement by and between               (3)
                            TransAct and Lucy H. Staley, dated
                            September 4, 1996.

                  10.13(x)  Release and Settlement Agreement by and          (1)
                            between TransAct and Lucy H. Staley, dated
                            December 4, 2001

                  10.14(x)  Severance Agreement by and between               (3)
                            TransAct and Michael S. Kumpf, dated
                            September 4, 1996.

                  10.15(x)  Severance Agreement by and between               (6)
                            TransAct and Steven A. DeMartino, dated
                            January 21, 1998.

                  10.16(x)  Severance Agreement by and between              (10)
                            TransAct and Mark Goebel, dated July 31,
                            1996.

                  10.17(x)  Release and Settlement Agreement by and          (1)
                            between TransAct and Mark Goebel, dated
                            March 1, 2002

                  10.18(x)  Severance Agreement by and between              (10)
                            TransAct and James B. Stetson, dated
                            January 24, 2001.

                  10.19     Loan Agreement by and between the Company
                            and Bart C. Shuldman, dated July 1, 2001         (1)

                  10.20     OEM Purchase Agreement by and between            (7)
                            GTECH Corporation, TransAct Technologies
                            and Magnetec Corporation commencing July
                            14, 1999. (Pursuant to Rule 24-b-2 under
                            the Exchange Act, the Company has
                            requested confidential treatment of
                            portions of this exhibit deleted from the
                            filed copy.)

                  10.21     OEM Purchase Agreement by and between            (1)
                            Okidata Americas, Inc. and TransAct,
                            dated June 8, 2001. (Pursuant to Rule
                            24b-2 under the Exchange Act,
                            the Company has requested confidential
                            treatment of portions of this exhibit
                            exhibit deleted from the filed copy.)

                  10.22     Preferred Stock Purchase Agreement and           (8)
                            Certificate of Designation dated as of
                            March 20, 2000 between TransAct
                            Technologies Incorporated and Advance
                            Capital Partners, L.P. and affiliate

                  10.23     Loan and Security Agreement dated as of         (12)
                            May 25, 2001 among TransAct, LaSalle
                            Business Credit, Inc. ("LaSalle") and the
                            institutions from time to time a party
                            hereto.

                  10.24     Waiver and Amendment No. 1 to Loan and          (13)
                            Security Agreement dated as of May 25,
                            2001 among TransAct, LaSalle and the
                            institutions from time to time a party
                            hereto.

                  10.25     Amendment No. 2 to Loan and Security             (1)
                            Agreement dated as of May 25, 2001 among
                            TransAct, LaSalle and the institutions
                            from time to time a party hereto.

                  11.1      Computation of earnings per share.               (1)

                  21.1      Subsidiaries of the Company.                     (1)

                  23.1      Consent of PricewaterhouseCoopers LLP.           (1)

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

                  (8) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 25, 2000, is incorporated by reference.

                  (9) This exhibit, which was previously filed with the Company's Registration Statement on Form S-8 (No. 333-49540), is incorporated by reference.

                  (10) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are incorporated by reference.

                  (11) This exhibit, which was previously filed with the Company's Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.

                  (12) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated by reference.

                  (13) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, is incorporated by reference.

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

                                        TRANSACT TECHNOLOGIES INCORPORATED


                                        By: /s/ Bart C. Shuldman
                                            ------------------------------------
                                            Bart C. Shuldman
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            Date: March 28, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                        Date
---------                                 -----                        ----


   /s/ Bart C. Shuldman       Chairman of the Board, President    March 28, 2002
----------------------------  and Chief Executive Officer
Bart C. Shuldman              (Principal Executive Officer)


   /s/ Richard L. Cote        Executive Vice President, Chief     March 28, 2002
----------------------------  Financial Officer, Treasurer,
Richard L. Cote               Secretary and Director
                              (Principal Financial Officer)


   /s/ Steven A. DeMartino    Senior Vice President, Finance
----------------------------  and Information Technology          March 28, 2002
Steven A. DeMartino           (Principal Accounting Officer)


   /s/ Charles A. Dill        Director                            March 28, 2002
----------------------------
Charles A. Dill


   /s/ Jeffrey T. Leeds       Director                            March 28, 2002
----------------------------
Jeffrey T. Leeds


   /s/ Thomas R. Schwarz      Director                            March 28, 2002
----------------------------
Thomas R. Schwarz


   /s/ Graham Y. Tanaka       Director                            March 28, 2002
----------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

           Exhibit
           -------

           10.8 Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.

           10.13(x) Release and Settlement Agreement by and between TransAct and Lucy H. Staley, dated December 4, 2001

           10.17(x) Release and Settlement Agreement by and between TransAct and Mark Goebel, dated March 1, 2002

           10.19 Loan Agreement by and between the Company and Bart C. Shuldman, dated July 1, 2001

           10.21 OEM Purchase Agreement by and between Okidata Americas, Inc. and TransAct, dated June 8, 2001.(Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

           10.25 Amendment No. 2 to Loan and Security Agreement dated as of May 25, 2001 among TransAct, LaSalle and the institutions from time to time a party hereto.

           11.1      Computation of earnings per share.

           21.1      Subsidiaries of the Company.

           23.1      Consent of PricewaterhouseCoopers LLP.