Form 10-Q
period 2002-03-31
TRANSACT TECHNOLOGIES INC
filed 2002-05-13
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

                                YES [X]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING APRIL 26, 2002
COMMON STOCK,
$.01 PAR VALUE                                                         5,707,270

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.           Financial Information:                                              Page No.
-------           ----------------------                                              --------
     Item 1       Financial Statements

                  Consolidated condensed balance sheets as of March 31, 2002 and
                  December 31, 2001                                                         3

                  Consolidated condensed statements of operations for the three
                  months ended March 31, 2002 and 2001                                      4

                  Consolidated condensed statements of cash flow for the three
                  months ended March 31, 2002 and 2001                                      5

                  Notes to consolidated condensed financial statements                      6

     Item 2       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 9

     Item 3       Quantitative and Qualitative Disclosures about Market Risk               13

PART II.          Other Information:

     Item 6       Exhibits and Reports on Form 8-K                                         13

     Signatures                                                                            14

ITEM 1.   FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            MARCH 31,     December 31,
(In thousands)                                                2002           2001
                                                           (unaudited)
                                                            ---------     ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                 $     77       $    417
   Receivables, net                                             3,576          4,047
   Inventories                                                 10,284         10,633
   Deferred tax assets                                          2,459          2,382
   Other current assets                                           231            212
                                                             --------       --------
     Total current assets                                      16,627         17,691
                                                             --------       --------

Fixed assets, net                                               4,867          5,190
Goodwill, net                                                   1,469          1,469
Deferred tax assets                                             1,120          1,120
Other assets                                                      311            321
                                                             --------       --------
                                                                7,767          8,100
                                                             --------       --------
                                                             $ 24,394       $ 25,791
                                                             ========       ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                              $    100       $    100
   Accounts payable                                             3,235          2,903
   Accrued liabilities                                          3,260          3,320
   Customer advance payment (Note 4)                            4,062             --
   Accrued restructuring expenses (Note 5)                      2,358          3,002
                                                             --------       --------
     Total current liabilities                                 13,015          9,325
                                                             --------       --------

Revolving bank loan payable                                        --          4,994
Long-term portion of term loan                                    325            350
Other liabilities                                                  64             61
                                                             --------       --------
                                                                  389          5,405
                                                             --------       --------

Mandatorily redeemable preferred stock                          3,766          3,746
                                                             --------       --------

Shareholders' equity:
   Common stock                                                    57             57
   Additional paid-in capital                                   6,377          6,303
   Retained earnings                                            1,430          1,649
   Unamortized restricted stock compensation                     (209)          (286)
   Loan receivable from officer                                  (330)          (330)
   Accumulated other comprehensive loss                          (101)           (78)
                                                             --------       --------
     Total shareholders' equity                                 7,224          7,315
                                                             --------       --------
                                                             $ 24,394       $ 25,791
                                                             ========       ========


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                   2002           2001
                                                   ----           ----
(In thousands, except per share data)
Net sales                                        $ 10,525       $  9,773
Cost of sales                                       7,899          7,970
                                                 --------       --------

Gross profit                                        2,626          1,803
                                                 --------       --------

Operating expenses:
   Engineering, design and product
     development expenses                             546            818
   Selling and marketing expenses                   1,031          1,146
   General and administrative expenses              1,176          1,507
   Business consolidation and restructuring
     expenses (Note 5)                                 41          1,024
                                                 --------       --------
                                                    2,794          4,495
                                                 --------       --------

Operating loss                                       (168)        (2,692)
                                                 --------       --------
Other income (expense):
   Interest, net                                      (55)           (94)
   Other, net                                          21             41
                                                 --------       --------
                                                      (34)           (53)
                                                 --------       --------

Loss before income taxes                             (202)        (2,745)
Income tax benefit                                    (73)          (988)
                                                 --------       --------

Net loss                                             (129)        (1,757)

Dividends and accretion charges on
   preferred stock                                    (90)           (90)
                                                 --------       --------

Net loss available to common
   Shareholders                                  $   (219)      $ (1,847)
                                                 ========       ========


Net loss per share:
   Basic and diluted                             $  (0.04)      $  (0.33)
                                                 ========       ========

Shares used in per share calculation:
   Basic and diluted                                5,604          5,531
                                                 ========       ========


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
(In thousands)                                              2002          2001
                                                          -------       -------
Cash flows from operating activities:
   Net loss                                               $  (129)      $(1,757)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                          608           790
       Deferred income taxes                                  (77)           --
       Loss on disposal of equipment                           --             3
       Changes in operating assets and liabilities:
         Receivables                                          471           870
         Inventories                                          349           569
         Other current assets                                 (19)         (988)
         Other assets                                         (13)          (24)
         Accounts payable                                     332           392
         Accrued liabilities and other liabilities            (57)          368
         Customer advance payment (Note 4)                  4,062            --
         Accrued restructuring expenses (Note 5)             (644)          934
                                                          -------       -------
           Net cash provided by operating activities        4,883         1,157
                                                          -------       -------

Cash flows from investing activities:
   Purchases of fixed assets                                 (190)         (138)
                                                          -------       -------
     Net cash used in investing activities                   (190)         (138)
                                                          -------       -------

Cash flows from financing activities:
   Revolving bank loan repayments, net                     (4,994)       (1,766)
   Term loan repayments, net                                  (25)           --
   Proceeds from option exercises                              79            45
   Payment of cash dividends on preferred stock               (70)          (70)
                                                          -------       -------
     Net cash used in financing activities                 (5,010)       (1,791)
                                                          -------       -------

Effect of exchange rate changes on cash                       (23)          (51)
                                                          -------       -------

Decrease in cash and cash equivalents                        (340)         (823)
Cash and cash equivalents at beginning of period              417           992
                                                          -------       -------
Cash and cash equivalents at end of period                $    77       $   169
                                                          =======       =======


           See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The December 31, 2001 consolidated condensed balance sheet has been derived from the Company's audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

          The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

          The Company has adopted the provisions of Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

          Prior to the adoption of FAS 142 on January 1, 2002, the Company had been amortizing goodwill related to the acquisition of (1) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and (2) the ribbon business formerly conducted by Tridex ("Tridex Ribbon Business"). The original amount applicable to the Ithaca acquisition totaled $3,536,000 and was being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and was being amortized on the straight-line method over five years. The Company recorded amortization of goodwill of approximately $35,000, net of taxes, during the first quarter of 2001.

          FAS 142 requires that goodwill be tested annually for impairment. The Company has performed an impairment test as of January 1, 2002 and determined that no transition adjustment related to impairment is necessary.

2.   Earnings per share

          Basic earnings per common share for the three months ended March 31, 2002 and 2001 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three months ended March 31, 2002 and 2001, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive.

3.   Inventories:

           The components of inventory are:

                                      March 31,   December 31,
(In thousands)                          2002         2001
                                        ----         ----
Raw materials and component parts      $10,186      $10,299
Work-in-process                             25           25
Finished goods                              73          309
                                       -------      -------
                                       $10,284      $10,633
                                       =======      =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


4.   Significant transaction

          On February 22, 2002, at the request of a major customer, the Company received a cash payment of approximately $5,824,000 in advance of printer shipments to be made from March through August 2002. This amount has been classified as a current liability, and will be reduced by the sales value of shipments as they are made. As a result of this payment, the Company repaid all its outstanding revolving borrowings under the LaSalle Credit Facility in February 2002. As of March 31, 2002 approximately $4.1 million of the original $5.8 million advance remains outstanding.

5.   Business consolidation and restructuring

          In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company currently maintains one small component production line in Wallingford. The closing of the Wallingford facility is expected to result in the termination of employment of approximately 70 production, administrative and management employees. The Company has applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs, will be approximately $4.2 million, of which approximately $4.1 million was recognized during 2001.

          The following table summarizes the activity recorded in the restructuring accrual during the first quarter of 2002 and 2001.

                                                         Three Months Ended
                                                              March 31,
(In thousands)                                           2002          2001
--------------                                           ----          ----
Accrual balance, beginning of period                    $ 3,002       $   105
                                                        -------       -------

Business consolidation and restructuring expenses:
  Employee severance and termination expenses     (1)        40           195
  Facility closure and consolidation expenses     (2)         1           829
                                                        -------       -------
                                                             41         1,024
                                                        -------       -------

Cash payments                                              (685)          (90)
                                                        -------       -------
Accrual balance, end of period                          $ 2,358       $ 1,039
                                                        =======       =======


(1) Employee severance and termination related expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related costs expected to be paid to involuntarily terminated employees.

(2) Facility closure and consolidation expenses are the estimated costs to close the Wallingford, CT facility including lease termination costs and other related costs, in accordance with the restructuring plan. The Wallingford facility closure was substantially completed by December 31, 2001.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


          The following table summarizes the components of all charges related to the Consolidation.

                                                           Three months ended
                                                                March 31,
(In thousands)                                              2002        2001
                                                            ----        ----
Business consolidation and restructuring expenses          $   41      $1,024
Accelerated depreciation and asset disposal losses   (1)       --          98
                                                           ------      ------

Total business consolidation, restructuring and
related charges                                            $   41      $1,122
                                                           ======      ======

(1) Represents accelerated depreciation on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products by competitors; successful product development; dependence on significant customers; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully sublease its facility in Wallingford, CT subsequent to its closing; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                            Three months ended      Three months ended
(In thousands, except %)      March 31, 2002          March 31, 2001
                              --------------          --------------
Point of sale               $ 3,622      34.4%      $ 6,005       61.5%
Gaming and lottery            6,453      61.3         1,928       19.7
Other                           450       4.3         1,840       18.8
                            -------     -----       -------      -----

                            $10,525     100.0%      $ 9,773      100.0%
                            =======     =====       =======      =====

Net sales for the first quarter of 2002 increased $752,000, or 8%, to $10,525,000 from the prior year's first quarter, due to significantly higher shipments into the Company's gaming and lottery market, largely offset by decreased sales into the point of sale ("POS") and the Company's other markets. Overall, international sales decreased to $1,011,000, or 9.6% of net sales in the first quarter of 2002, from $3,544,000, or 36.3% of net sales in the first quarter of 2001, largely due to a reduction in revenue related to the British Post Office project (approximately $800,000) and kiosk printer shipments for use in a Canadian government application (approximately $1,000,000).

Point of sale: Sales of the Company's POS printers overall decreased by approximately $2,383,000, or 40% from the same period last year. Domestic POS printer sales totaling $2,661,000 were lower by $840,000, or 24%, as the Company continues to experience softness in demand from the Company's domestic distributors. Due to on-going economic weakness, the Company expects continued worldwide softness in demand for its POS products during 2002.

International POS printer shipments decreased approximately $1,543,000 due to a number of factors. First, sales for the British Post Office project, which include printer shipments and service revenue, declined by approximately $800,000 to approximately $300,000 in the first quarter of 2002 from approximately $1,100,000 in the same quarter last year. The Company completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected during 2002. Secondly, shipments of the Company's thermal fiscal printer in Europe declined by approximately $350,000 to $64,000 in the first quarter of 2002. Although the Company continues to pursue sales of its fiscal printer, such sales are principally project-oriented, and the Company cannot predict if and when future sales may occur. Lastly, the Company experienced a decrease in sales in Latin America of approximately $400,000 through Okidata, the Company's distribution partner in Latin America.

Gaming and lottery: Sales of the Company's gaming and lottery printers increased by $4,525,000, or 235%, from the first quarter a year ago. The primary reason for the increase of revenue in this market is the resumption of shipments of the Company's on-line and in-lane lottery printers to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer of the Company) in the first quarter of 2002. Shipments of on-line lottery printers and spare parts totaled approximately $3,800,000 in the first quarter of 2002. The Company made no shipments of on-line lottery printers during the first quarter of 2001. The Company has received orders from GTECH for on-line lottery printers, of which approximately $5,700,000 will be delivered during the remainder of 2002 and $500,000 in 2003. Shipments of in-lane lottery printers totaled approximately $550,000 in the first quarter of 2002, compared to none in same quarter of 2001. Since sales of in-lane lottery printers are project-oriented, the Company cannot predict if and when future sales may occur.

In addition to the printer sales to GTECH, sales of the Company's video lottery terminal ("VLT") printers increased by approximately $1,000,000 to approximately $1,500,000, due largely to new installations in West Virginia. Since VLT printer sales are largely project-oriented, the Company cannot predict if and when future sales may occur. However based on existing orders and sales opportunities, the Company expects higher sales of VLT printers in 2002 compared to 2001 sales of approximately $1,700,000.

Offsetting the above increases, the Company experienced a decrease of approximately $900,000 of the Company's slot machine and gaming printers, spares and repairs. Such printers are primarily for use in slot machines and other gaming machines at casinos in California and Nevada that print receipts instead of dropping coins. The Company expects sales of its slot machine printers and other gaming printers to increase significantly in the second quarter of 2002 over the first quarter of 2002 and the second quarter last year, and to continue to increase during the second half of 2002 as more casinos are expected to convert to ticket-in, ticket-out slot machines.

Other: Sales of the Company's printers into other markets decreased by $1,390,000, or 76%, to $450,000 from the prior year's comparable quarter. The first quarter of 2001 included shipments of approximately $1,000,000 of the Company's thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first quarter of 2002. However, the Company expects to ship printers for this application during the second half of 2002, although the amount is not known at this time. In addition, sales of the Company's ATM printer, kiosk printers and related spares declined by approximately $400,000. Since printer sales into this market are principally project-oriented, the Company cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased $823,000, or 46%, to $2,626,000 from the prior year's quarter due primarily to higher volume sales, an improved sales mix and cost reductions resulting from the Consolidation. The gross margin also increased to 25.0% from 18.5%. Both gross profit and gross margin for the prior year's first quarter were adversely impacted by lower sales volume due largely to the absence of on-line lottery printer shipments to GTECH. Printer shipments to GTECH resumed during the first quarter of 2002. The Company expects its gross margin for the full-year 2002 to improve to between 25% and 26% due to cost savings resulting from the Consolidation.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $272,000, or 33%, to $546,000 from the first quarter of 2001, and decreased as a percentage of net sales to 5.2% from 8.4%. This decrease is primarily due to a reduction in engineering staff at the Company's Wallingford facility due to the Consolidation.

SELLING AND MARKETING. Selling and marketing expenses decreased $115,000, or 10%, to $1,031,000 from the first quarter of 2001, and decreased as a percentage of net sales to 9.8% from 11.7%. Such expenses decreased due mostly to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $331,000, or 22%, to $1,176,000 from the comparable prior year's quarter, and decreased as a percentage of net sales to 11.2% from 15.4%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in the first quarter of 2001 of $98,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first quarter of 2002, the Company incurred $41,000 of expenses related to the Consolidation, compared to approximately $1,024,000 in the first quarter a year ago. In 2002 these expenses were primarily severance costs; in 2001 these expenses included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. Operating loss was reduced by $2,524,000, to $168,000 in the first quarter of 2001, primarily due to the higher expenses related to the Consolidation in the first quarter a year ago and higher gross margin on increased sales in the first quarter of 2002 compared to the first quarter of 2001.

INTEREST. Net interest expense decreased to $55,000 from $94,000 in the first quarter of 2001 due largely to the repayment of all outstanding borrowings under the Company's revolving bank facility in late February 2002. The cash proceeds for the repayment resulted from the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments to be made from March through August 2002. The Company expects its revolving borrowings to return to approximately the same level as December 31, 2001 by the end of the third quarter 2002. As a result, interest expense is expected to increase sequentially in each of the remaining quarters of 2002. See "Liquidity and Capital Resources" below.

INCOME TAXES. As a result of the Company's loss before taxes, the Company recorded an income tax benefit of $73,000 and $988,000 in the first quarter of 2002 and 2001, respectively at an effective rate of approximately 36.0% in both quarters.

NET LOSS. The Company incurred a net loss during the first quarter of 2002 of $129,000, or $0.04 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock. This compares to a net loss of $1,757,000, or $0.33 per share (basic and diluted) for the first quarter of 2001, after giving effect to $90,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, assuming no conversion or redemption of the preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     The Company generated cash from operations of $4,883,000 and $1,157,000 in the first quarter of 2002 and 2001, respectively. The significant increase in cash generated from operations in the first quarter of 2002 was largely the result of the receipt of a $5,824,000 advance payment from a major customer in February 2002, of which $4,062,000 was outstanding at quarter end. (See Note 4 to the Consolidated Condensed Financial Statements.) Depreciation and amortization totaled $608,000 in the quarter. Receivables were lower by $471,000, primarily the result of the advance payment noted above. Without the advance payment, receivables would have increased by approximately $1,000,000. Inventories were reduced in the quarter by approximately $350,000 due to higher shipments and tighter inventory management. Offsetting the activities providing cash in the quarter was the net reduction in the restructuring accrual of $644,000, representing primarily payouts for severance pay and related benefits of $685,000 and an additional accrual of $41,000.


WORKING CAPITAL

     The Company's working capital decreased to $3,612,000 at March 31, 2002 from $8,366,000 at December 31, 2001. The current ratio also decreased to 1.28 to 1 at March 31, 2002 from 1.90 to 1 at December 31, 2001. The decrease in both working capital and the current ratio were largely due to the receipt of a $5,824,000 advance payment from a major customer in February 2002, the balance of which ($4,062,000) is carried as a current liability in the condensed consolidated balance sheet.

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

     On October 30, 2001, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No.1"), LaSalle, in consideration of certain waivers and other matters, (1) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and (2) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, the Company paid a fee of $20,000 to LaSalle.

     On December 21, 2001, the Company amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No.
2). Upon execution of LaSalle Amendment No. 2, the Company paid a fee of $5,000 to LaSalle.

     As of March 31, 2002, the Company had no borrowings outstanding on the revolving credit line compared to $4,994,000 outstanding at December 31, 2001. At March 31, 2002 the Company had $425,000 outstanding under the term loan, compared to $450,000 at December 31, 2001. Annual principal payments on the term loan are $100,000. There were no borrowings under the equipment loan.


PREFERRED STOCK

     In connection with its 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), the Company paid $70,000 of cash dividends to Advance Capital Advisors, L.P. in the first quarter of 2002 and 2001, respectively, and expects to pay $70,000 per quarter for the remainder of 2002. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.


CAPITAL EXPENDITURES

     The Company's capital expenditures were approximately $190,000 and $138,000 in the first quarter of 2002 and 2001, respectively. These expenditures primarily included new product tooling, computer equipment, and factory machinery and equipment. The Company's capital expenditures for the remainder of 2002 are expected to be approximately $800,000, a majority for new product tooling.


CONSOLIDATION EXPENSES

     During 2001, the Company incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. Although the Consolidation was substantially completed in 2001, the Company estimates that it will incur an additional $50,000 to $100,000 of non-recurring costs associated with the Consolidation during 2002, of which $41,000 was recorded in the first quarter. These costs in 2002 include (1) expenses incurred to physically move the remaining assets of the Wallingford, CT facility to Ithaca, NY and (2) severance costs for employees who terminate in 2002. The Company believes that the Consolidation will significantly lower the Company's cost structure in 2002, with estimated annual cost savings of at least $4 million compared to 2001. The first quarter 2002 operating results reflect a portion of those cost savings.

     Of the total of $4,200,000 of expenses, approximately $3,400,000 requires cash outlays. During 2001, the Company paid approximately $400,000 of these costs, with substantially all the remaining costs expected to be paid during 2002. During the first quarter of 2002, the Company paid $685,000 of these expenses.


RESOURCE SUFFICIENCY

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


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits filed herein
                    Exhibit 10.26          Loan Agreement by and between the
                                           Company and Bart C. Shuldman, dated
                                           January 1, 2002

                    Exhibit 11.1           Computation of earnings per share

          b.   Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)



May 13, 2002                            /s/ Richard L. Cote
                                        ---------------------------------------
                                        Richard L. Cote
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)




                                        /s/ Steven A. DeMartino
                                        ---------------------------------------
                                        Steven A. DeMartino
                                        Senior Vice President, Finance and
                                          Information Technology
                                        (Principal Accounting Officer)

                                  EXHIBIT LIST

     The following exhibits are filed herewith.



         Exhibit
         10.26    Loan Agreement by and between the Company and Bart C.
                  Shuldman, dated January 1, 2002

         11.1     Computation of earnings per share.