Form 10-Q
period 2002-06-30
TRANSACT TECHNOLOGIES INC
filed 2002-08-13
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                  OUTSTANDING JULY 26, 2002
-----                                                  -------------------------
COMMON STOCK,
$.01 PAR VALUE                                                 5,710,048

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.            Financial Information:                               Page No.
-------            ----------------------                               --------
    Item 1         Financial Statements

                   Consolidated condensed balance sheets as of June
                   30, 2002 and December 31, 2001                           3

                   Consolidated condensed statements of operations
                   for the three and six months ended June 30, 2002
                   and 2001                                                 4

                   Consolidated condensed statements of cash flow
                   for the six months ended June 30, 2002 and 2001          5

                   Notes to consolidated condensed financial
                   statements                                               6

    Item 2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

    Item 3         Quantitative and Qualitative Disclosures about
                   Market Risk                                             15

PART II.          Other Information:

    Item 4         Submission of Matters to a Vote of Security
                   Holders                                                 16

    Item 6         Exhibits and Reports on Form 8-K                        16

    Signatures                                                             17

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     JUNE 30,       December 31,
(In thousands)                                         2002             2001
                                                     --------         --------
                                                   (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents                          $    201         $    417
  Receivables, net                                      3,874            4,047
  Inventories                                           9,093           10,633
  Deferred tax assets                                   2,308            2,382
  Other current assets                                    217              212
                                                     --------         --------
   Total current assets                                15,693           17,691
                                                     --------         --------
Fixed assets, net                                       4,476            5,190
Goodwill, net                                           1,469            1,469
Deferred tax assets                                     1,120            1,120
Other assets                                              296              321
                                                     --------         --------
                                                        7,361            8,100
                                                     --------         --------
                                                     $ 23,054         $ 25,791
                                                     ========         ========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of term loan                       $    100         $    100
  Accounts payable                                      2,482            2,903
  Accrued liabilities                                   3,696            3,320
  Customer advance payment (Note 4)                       944               --
  Accrued restructuring expenses (Note 5)               1,595            3,002
                                                     --------         --------
   Total current liabilities                            8,817            9,325
                                                     --------         --------

Revolving bank loan payable                             2,509            4,994
Long-term portion of term loan                            300              350
Other liabilities                                          58               61
                                                     --------         --------
                                                        2,867            5,405
                                                     --------         --------
Mandatorily redeemable preferred stock                  3,785            3,746
                                                     --------         --------
Shareholders' equity:
  Common stock                                             57               57
  Additional paid-in capital                            6,405            6,303
  Retained earnings                                     1,630            1,649
  Unamortized restricted stock compensation              (160)            (286)
  Loan receivable from officer                           (330)            (330)
  Accumulated other comprehensive loss                    (17)             (78)
                                                     --------         --------
   Total shareholders' equity                           7,585            7,315
                                                     --------         --------
                                                     $ 23,054         $ 25,791
                                                     ========         ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                          ----------------------      ----------------------
(In thousands, except per share data)       2002          2001          2002          2001
                                          --------      --------      --------      --------
Net sales                                 $ 10,921      $ 10,796      $ 21,446      $ 20,569
Cost of sales                                7,809         8,383        15,708        16,353
                                          --------      --------      --------      --------
Gross profit                                 3,112         2,413         5,738         4,216
                                          --------      --------      --------      --------
Operating expenses:
  Engineering, design and product
   development expenses                        504           873         1,050         1,691
  Selling and marketing expenses             1,094         1,309         2,125         2,455
  General and administrative                 1,108         1,626         2,284         3,133
   expenses
  Business consolidation and
restructuring expenses (Note 5)                  5           422            46         1,446
                                          --------      --------      --------      --------
                                             2,711         4,230         5,505         8,725
                                          --------      --------      --------      --------

Operating income (loss)                        401        (1,817)          233        (4,509)
                                          --------      --------      --------      --------
Other income (expense):
  Interest, net                                (34)          (88)          (89)         (182)
  Other, net (Note 4)                           84            (1)          105            40
                                          --------      --------      --------      --------
                                                50           (89)           16          (142)
                                          --------      --------      --------      --------
Income (loss) before income taxes              451        (1,906)          249        (4,651)
Income tax provision (benefit)                 162          (686)           89        (1,674)
                                          --------      --------      --------      --------

Net income (loss)                              289        (1,220)          160        (2,977)
Dividends and accretion charges
on preferred stock                             (89)          (89)         (179)         (179)
                                          --------      --------      --------      --------


Net income (loss) available to
common shareholders                       $    200      $ (1,309)     $    (19)     $ (3,156)
                                          ========      ========      ========      ========

Net income (loss) per share:
   Basic and diluted                      $   0.04      $  (0.24)     $     --      $  (0.57)
                                          ========      ========      ========      ========
Shares used in per share calculation:
   Basic and diluted                         5,626         5,556         5,615         5,547
                                          ========      ========      ========      ========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                --------------------
(In thousands)                                                   2002          2001
                                                                -------      -------
Cash flows from operating activities:
  Net income (loss)                                             $   160      $(2,977)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                1,148        1,599
     Deferred income taxes                                           74       (1,865)
     Loss on disposal of equipment                                   --           67
     Changes in operating assets and liabilities:
      Receivables                                                   173       (1,510)
      Inventories                                                 1,540         (497)
      Other current assets                                           (5)         210
      Other assets                                                  (19)        (208)
      Accounts payable                                             (421)       1,662
      Accrued liabilities and other liabilities                     373          694
      Customer advance payment (Note 4)                             944           --
      Accrued restructuring expenses (Note 5)                    (1,407)       1,280
                                                                -------      -------
        Net cash provided by (used in) operating activities       2,560       (1,545)
                                                                -------      -------

Cash flows from investing activities:
  Purchases of fixed assets                                        (269)        (597)
                                                                -------      -------
   Net cash used in investing activities                           (269)        (597)
                                                                -------      -------

Cash flows from financing activities:
  Revolving bank loan borrowings (repayments), net               (2,485)         742
  Term loan borrowings (repayments), net                            (50)         500
  Proceeds from option exercises                                    107          195
  Payment of cash dividends on preferred stock                     (140)        (140)
                                                                -------      -------
   Net cash provided by (used in) financing activities           (2,568)       1,297
                                                                -------      -------

Effect of exchange rate changes on cash                              61          (51)
                                                                -------      -------

Decrease in cash and cash equivalents                              (216)        (896)
Cash and cash equivalents at beginning of period                    417          992
                                                                -------      -------
Cash and cash equivalents at end of period                      $   201      $    96
                                                                =======      =======

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2002, and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. The December 31, 2001 consolidated condensed balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

            The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

            The Company has adopted the provisions of Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

            Prior to the adoption of FAS 142 on January 1, 2002, the Company had been amortizing goodwill related to the acquisition of (1) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and (2) the ribbon business formerly conducted by Tridex ("Tridex Ribbon Business"). The original amount applicable to the Ithaca acquisition totaled $3,536,000 and was being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and was being amortized on the straight-line method over five years. The Company recorded amortization of goodwill of approximately $33,000 and $67,000, net of taxes, during the three and six months ended June 30, 2001, respectively.

            FAS 142 requires that goodwill be tested annually for impairment. The Company has performed an impairment test as of January 1, 2002 and determined that no transition adjustment related to impairment is necessary.

2.    Earnings per share

            Basic earnings per common share for the three and six months ended June 30, 2002 and 2001 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and six months ended June 30, 2002 and 2001, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive.

3.    Inventories:

            The components of inventory are:

                                           June 30,       December 31,
(In thousands)                              2002              2001
                                           -------          -------
Raw materials and component parts          $ 8,988          $10,299
Work-in-process                                  5               25
Finished goods                                 100              309
                                           -------          -------
                                           $ 9,093          $10,633
                                           =======          =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.    Significant transactions

            In June 2002, the Company received 2,146 shares of common stock from its health insurance company, Anthem, Inc., upon its demutualization. The value of these shares was approximately $145,000 at June 30, 2002, and is included in Other Income. The Company sold these shares in the third quarter of 2002.

            On February 22, 2002, at the request of a major customer, the Company received a cash payment of approximately $5,824,000 in advance of printer shipments to be made from March through August 2002. As a result of this payment, the Company repaid all its outstanding revolving borrowings under the LaSalle Credit Facility in February 2002. The advance payment has been classified as a current liability, and is being reduced by the sales value of shipments as they are made. As of June 30, 2002 approximately $900,000 of the original $5.8 million advance remains outstanding, and outstanding borrowings have increased to $2,509,000.

5.    Business consolidation and restructuring

            In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company currently maintains one small component production line in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. The Company has applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses. The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs, will be approximately $4.2 million, of which approximately $4.1 million was recognized during 2001.

            The following table summarizes the activity recorded in the restructuring accrual during the three and six months ended June 30, 2002 and 2001.

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                       --------------------      --------------------
(In thousands)                                           2002        2001         2002          2001
                                                       -------      -------      -------      -------
Accrual balance, beg of  period                        $ 2,358      $ 1,007      $ 3,002      $   105
                                                       -------      -------      -------      -------

Business consolidation and restructuring expenses:
   Employee severance and termination expenses (1)          --          379           40          574
   Facility closure and consolidation expenses (2)           5           43            6          872
                                                       -------      -------      -------      -------
                                                             5          422           46        1,446
                                                       -------      -------      -------      -------
Cash payments                                             (768)         (44)      (1,453)        (166)
                                                       -------      -------      -------      -------
Accrual balance, end of period                         $ 1,595      $ 1,385      $ 1,595      $ 1,385
                                                       =======      =======      =======      =======

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.    Business consolidation and restructuring (continued)

            The following table summarizes the components of all charges related to the Consolidation.

                                                                    Three months ended    Six months ended
                                                                        June 30,              June 30,
                                                                    -----------------     -----------------
(In thousands)                                                       2002       2001       2002       2001
                                                                    ------     ------     ------     ------
Business consolidation and restructuring expenses                   $    5     $  422     $   46     $1,446
Accelerated depreciation and asset disposal losses (1)                  --        163         --        261
                                                                    ------     ------     ------     ------
Total business consolidation, restructuring and related charges     $    5     $  585     $   46     $1,707
                                                                    ======     ======     ======     ======

(1) Represents accelerated depreciation on certain leasehold improvements and other fixed assets, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products by competitors; successful product development; dependence on significant customers including GTECH Corporation; dependence on third parties for sales in Europe and Latin America; economic conditions in the United States, Europe and Latin America; marketplace acceptance of our new products; risks associated with foreign operations; our ability to successfully sublease our facility in Wallingford, CT subsequent to its closing; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

PLANT CONSOLIDATION

In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT facility (the "Consolidation"). Our technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in our printers, and therefore, lowers the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of one small production line that remains in Connecticut. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. We estimate that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $4.2 million, of which approximately $4.1 million was recognized during 2001. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                           Three months ended            Three months ended
(In thousands, except %)      June 30, 2002                 June 30, 2001
                          ---------------------         ---------------------
Point of sale             $ 4,612          42.2%        $ 4,935          45.7%
Gaming and lottery          5,859          53.7           4,813          44.6
Other                         450           4.1           1,048           9.7
                          -------         -----         -------         -----
                          $10,921         100.0%        $10,796         100.0%
                          =======         =====         =======         =====
International             $ 1,073           9.8%        $ 1,894          17.5%
                          =======           ===         =======          ====

Net sales for the second quarter of 2002 increased $125,000, or 1%, from the prior year's second quarter due to significantly higher shipments into the gaming and lottery market, largely offset by decreased sales into the point of sale ("POS") and other markets. Overall, international sales decreased by $821,000, or 43%, largely due to a reduction in POS revenue through distribution primarily in Europe and Latin America (approximately $400,000) and kiosk printer shipments for use in a Canadian government application (approximately $400,000).

Point of sale: Sales of our POS printers overall decreased by approximately $323,000, or 7% from the same period last year. Despite softness in demand for POS printers, domestic POS printer sales rose to $3,642,000, representing a $131,000, or 4% increase over the second quarter of 2002. These sales were bolstered by increasing sales of our POSjet line of inkjet printers.

International POS printer shipments declined by approximately $454,000, or 32%, to $970,000 due to a number of factors. First, shipments of our thermal fiscal printer in Europe declined by approximately $500,000 to $229,000 in the second quarter of 2002. Although we continue to pursue sales of our fiscal printer, such sales are principally project-oriented, and we cannot predict if and when future sales may occur. Secondly, sales in Latin America through Okidata, a distribution partner in the region, decreased by approximately $300,000 to approximately $100,000. Both of these decreases were partially offset by an increase of (1) approximately $100,000 of printer, spare parts and service revenue, primarily through distribution in Europe and (2) approximately $200,000 in service and spare parts revenue for the British Post Office Project. Although we expect continued weakness in our international POS sales for the remainder of the year, we are actively seeking additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

Due to on-going economic weakness and continued lower capital spending by users of our POS products, we expect continued worldwide softness in demand for our POS products for the remainder of 2002. As a result, we expect sales into the POS market for each of the last two quarters of 2002 to be consistent with those reported for the second quarter of 2002.

Gaming and lottery: Sales of our gaming and lottery printers increased by $1,046,000, or 22%, from the second quarter a year ago, primarily on strong sales of our video lottery terminal ("VLT") and slot machine printers, and to a lesser extent, higher shipments of our on-line lottery printer.

Shipments to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which include on-line and in-lane lottery printers and spare parts revenue, increased $150,000 to approximately $3,550,000 in the second quarter of 2002. On-line lottery printers and spare parts sales totaled approximately $3,450,000 in the second quarter of 2002, compared to $3,300,000 in the second quarter of 2001. We have orders from GTECH for on-line lottery printers, of which approximately $2,500,000 will be delivered during the remainder of 2002 and $500,000 in 2003. Shipments of in-lane lottery printers totaled approximately $100,000 in both the second quarter of 2002 and 2001. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We expect to begin shipping our new thermal on-line lottery printer in early 2003, and to continue to ship our existing impact on-line printer (although at significantly lower volumes than in 2002).

Sales of our VLT printers increased by $300,000 to approximately $800,000, due largely to installations in several states. Since VLT printer sales are largely project-oriented, we cannot predict if and when future sales may occur. However based on existing orders and sales opportunities, we expect higher sales of VLT printers in 2002 compared to 2001. Sales for the full year 2001 were approximately $1,700,000.

In addition, sales of our slot machine printers, spare parts and repairs increased by approximately $600,000 to $1,500,000. Such printers are primarily for use in slot machines at casinos in California and Nevada that print receipts instead of dropping coins ("ticket-in, ticket-out"). We expect sales of our slot machine printers to continue to increase during the second half of 2002 as more regulatory approvals are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines.

Other: Sales of our printers into other markets decreased by $598,000 or 57%, to $450,000 from the prior year's comparable quarter. The second quarter of 2001 included shipments of approximately $400,000 of our thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the second quarter of 2002. However, we expect to ship printers for this application during the second half of 2002, although the amount is not known at this time. In addition, sales of our other kiosk printers and related spare parts declined by approximately $200,000. Since printer sales into this market are principally project-oriented, we cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased $699,000, or 29%, due primarily to an improved sales mix and cost reductions resulting from the Consolidation. The gross margin also increased to 28.5% from 22.4%. We expect gross margin for the full-year 2002 to be between 26% and 27%, which is substantially higher that the full-year 2001 gross margin of 22.2%.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $369,000, or 42%, and decreased as a percentage of net sales to 4.6% from 8.1%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

SELLING AND MARKETING. Selling and marketing expenses decreased $215,000, or 16%, and decreased as a percentage of net sales to 10.0% from 12.1%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $518,000, or 32%, and decreased as a percentage of net sales to 10.2% from 15.1%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in the second quarter of 2001 of $163,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2002, we incurred $5,000 of expenses related to the Consolidation, compared to approximately $422,000 in the second quarter a year ago. In the second quarter of 2002 these expenses included moving expenses; in the second quarter of 2001 these expenses included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME (LOSS). During the second quarter of 2002 we reported operating income of $401,000, or 3.7% of net sales, compared to an operating loss of $1,817,000 in the second quarter of 2001. Our return to operating profitability was due to (1) significantly lower Consolidation expenses, (2) higher gross margin and (3) significantly reduced operating expenses as a direct result of the Consolidation.

INTEREST. Net interest expense decreased to $34,000 from $88,000 in the second quarter of 2001 due largely to a significant reduction in our outstanding borrowings under our revolving bank facility resulting from receipt of an advance payment from a customer, and to a lesser extent, lower interest rates. The cash proceeds for the repayment resulted from the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments to be made from March through August 2002. See Note 4 to the Consolidated Condensed Financial Statements. We expect revolving borrowings to return to approximately $4 million by the end of the third quarter 2002, and to remain at approximately that level during the fourth quarter of 2002. As a result, interest expense is expected to increase sequentially in each of the remaining quarters of 2002. See "Liquidity and Capital Resources" below.

OTHER INCOME. Other income for the second quarter of 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares during the third quarter of 2002. This gain was partially offset by approximately $60,000 of transaction exchange loss recorded by our UK subsidiary in the quarter, due to the strengthening of the British pound against the dollar.

INCOME TAXES. We recorded an income tax provision of $162,000 in the second quarter of 2002, and an income tax benefit of $686,000 in the second quarter of 2001, at an effective rate of approximately 36.0% in both quarters.

NET INCOME (LOSS). We reported net income during the second quarter of 2002 of $289,000, or $0.04 per share (basic and diluted) after giving effect to $89,000 of dividends and accretion charges on preferred stock. This compares to a net loss of $1,220,000, or $0.24 per share (basic and diluted) for the second quarter of 2001, after giving effect to $89,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, assuming no conversion or redemption of the preferred stock.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES. Net sales by market for the current and prior year's six month period were as follows:

                            Six months ended               Six months ended
(In thousands, except %)      June 30, 2002                 June 30, 2001
                          ---------------------         ---------------------
Point of sale             $ 8,234          38.4%        $10,940          53.2%
Gaming and lottery         12,312          57.4           6,741          32.8
Other                         900           4.2           2,888          14.0
                          -------         -----         -------         -----
                          $21,446         100.0%        $20,569         100.0%
                          =======         =====         =======         =====
International             $ 2,084           9.7%        $ 5,438          26.4%
                          =======           ===         =======          ====

Net sales for the first half of 2002 increased $877,000, or 4%, due to significantly higher shipments into the Company's gaming and lottery market, including significantly higher shipments of on-line lottery printers to GTECH, largely offset by lower sales into the POS and other markets. Overall, international sales decreased by $3,354,000, or 62%, largely due to a reduction in (1) revenue related to the British Post Office project (approximately $600,000), (2) kiosk printer shipments for use in a Canadian government application (approximately $1,400,000), (3) shipments of our thermal fiscal printer in Europe (approximately $850,000) and (4) POS revenue through distribution in Europe and Latin America (approximately $500,000)

Point of sale: Sales of our POS printers decreased approximately $2,706,000, or 25%, in the first half of 2002 compared to the first half of 2001.

International POS printer shipments decreased approximately $1,997,000, or 51%, to $1,931,000 for several reasons. First, sales to ICL Pathway for the British Post Office project, which include printer shipments, spare parts and service revenue, declined by approximately $600,000 to $700,000 for the first half of 2002. We completed shipping printers for the British Post Office project during the first quarter of 2001, and expect no future sales, other than spare parts and service of approximately $250,000 per quarter, for the remainder of 2002. Secondly, shipments of the Company's thermal fiscal printer in Europe declined by approximately $850,000 to $300,000 in the first half of 2002. Although we continue to pursue sales of our fiscal printer, such sales are principally project-oriented, and we cannot predict if and when future sales may occur. Lastly, the Company experienced a decrease of approximately $500,000 in sales through distribution, primarily in Europe and Latin America. Although we expect continued weakness in our international POS sales for the remainder of the year, we are actively seeking additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

Domestic POS printer sales totaling $6,303,000 were lower by $709,000, or 10%, as we experienced softness in demand from our domestic distributors, particularly in the first quarter of 2002. However, sales in the first half of 2002 included increasing sales of our POSjet line of inkjet printers.

Due to on-going economic weakness and continued lower capital spending by users of our POS products, we expect continued worldwide softness in demand for our POS products for the remainder of 2002. As a result, we expect sales into the POS market for each of the last two quarters of 2002 to be consistent with those reported for the second quarter of 2002.

Gaming and lottery: Sales into the gaming and lottery market increased by $5,571,000, or 83%, from the first half a year ago, primarily due to significantly higher shipments of our on-line and in-lane lottery printers to GTECH, as well as strong sales of our video lottery terminal ("VLT") and slot machine printers.

Shipments to GTECH, which include on-line and in-lane lottery printers and spare parts revenue, increased $4,500,000 to approximately $7,900,000 in the first half of 2002. On-line lottery printers and spare parts sales totaled approximately $7,250,000 in the first half of 2002, compared to $3,300,000 in the first half of 2001. We have orders from GTECH for on-line lottery printers, of which approximately $2,500,000 will be delivered during the remainder of 2002 and $500,000 in 2003. Shipments of in-lane lottery printers totaled approximately $650,000 in first half of 2002 compared to $100,000 in the first half of 2001. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We expect to begin shipping our new thermal on-line lottery printer in early 2003, and to continue to ship our existing impact on-line printer (although at significantly lower volumes than in 2002).

Sales of our VLT printers increased by $1,100,000 to approximately $2,300,000, due largely to installations in West Virginia and other states. Since VLT printer sales are largely project-oriented, we cannot predict if and when future sales may occur. However based on existing orders and sales opportunities, we expect higher sales of VLT printers in 2002 compared to 2001. Sales for the full year 2001 were approximately $1,700,000.

In addition, sales of our slot machine printers, spare parts and repairs remained flat at approximately $2,100,000. Such printers are primarily for use in slot machines at casinos in California and Nevada that print receipts instead of dropping coins ("ticket-in, ticket-out"). The Company expects sales of its slot machine printers to increase during the second half of 2002 as more regulatory approvals are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines.

Other: Sales of our printers into other markets decreased by $1,988,000 or 69%, to $2,888,000 from the first six months of 2001. The first half of 2001 included shipments of approximately $1,400,000 of our thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first half of 2002. However, we expect to ship printers for this application during the second half of 2002, although the amount is not known at this time. In addition, sales of our other kiosk printers and related spare parts declined by approximately $1,500,000. Since printer sales into this market are principally project-oriented, we cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased by $1,522,000, or 36%, to $5,738,000, and the gross margin also increased to 26.8% from 20.5%. Both gross profit and gross margin for the first half of 2002 benefited from an improved sales mix and cost reductions resulting from the Consolidation. We expect gross margin for the full-year 2002 to be between 26% and 27%, which is substantially higher that the full-year 2001 gross margin of 22.2%.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $641,000, or 38%, and also decreased as a percentage of net sales to 4.9% from 8.2%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

SELLING AND MARKETING. Selling and marketing expenses decreased $330,000, or 13%, and decreased as a percentage of net sales to 9.9% from 11.9%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $849,000, or 27%, and decreased as a percentage of net sales to 10.7% from 15.2%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in the first half of 2001 of $197,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first half of 2002, we incurred approximately $46,000 of expenses related to the Consolidation. These expenses primarily included severance costs and moving expenses. During the first half of 2001, we incurred approximately $1,446,000 of expenses, which included a portion of employee severance and termination expenses incurred during the period, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See
Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME (LOSS). During the first half of 2002 we reported operating income of $233,000, or 1.1% of net sales, compared to an operating loss of $4,509,000 in the first half of 2001. Our return to operating profitability was due to (1) significantly lower Consolidation expenses, (2) higher gross margin and (3) significantly reduced operating expenses as a direct result of the Consolidation.

INTEREST. Net interest expense decreased to $89,000 from $182,000 in the first half of 2001 due largely to a significant reduction in our outstanding borrowings under our revolving bank facility resulting from receipt of an advance payment from a customer, and to a lesser extent, lower interest rates. The cash proceeds for the repayment resulted from the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments to be made from March through August 2002. See Note 4 to the Consolidated Condensed Financial Statements. We expect revolving borrowings to return to approximately $4 million by the end of the third quarter 2002, and to remain at approximately that level during the fourth quarter of 2002. As a result, interest expense is expected to increase sequentially in each of the remaining quarters of 2002. See "Liquidity and Capital Resources" below.

OTHER INCOME. Other income for the first half of 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares during the third quarter of 2002. This gain was partially offset by approximately $40,000 of transaction exchange loss recorded by our UK subsidiary in the half, due to the strengthening of the British pound against the dollar in the second quarter of 2002.

INCOME TAXES. We recorded an income tax provision of $89,000 in the first half of 2002, and an income tax benefit of $1,674,000 in the first half of 2001, at an effective rate of approximately 36.0% in both periods.

NET INCOME (LOSS). We reported net income during the first half of 2002 of $160,000, or $0.00 per share (basic and diluted) after giving effect to $179,000 of dividends and accretion charges on preferred stock,. This compares to a net loss of $2,977,000, or $0.57 per share (basic and diluted) after giving effect to $179,000 of dividends and accretion charges on preferred stock in the first half of 2001. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

      We generated cash from operations of $2,560,000 in the first half of 2002, compared to using cash in operations of $1,545,000 in the first half of 2001. The significant increase in cash generated from operations in the first half of 2002 was largely the result of a return to profitability in the first half of 2002. During the first half of 2002, we earned net income of $160,000 compared to a net loss of $2,977,000 in the first half of 2001.

      During the first half of 2002, depreciation and amortization totaled $1,148,000. We received a $5,824,000 advance payment from a major customer in February 2002, of which $944,000 was outstanding at June 30, 2002. (See Note 4 to the Consolidated Condensed Financial Statements.) Receivables were lower by $173,000 despite higher sales, primarily as a result of the advance payment noted above. Without the advance payment, receivables would have increased by approximately $1,100,000. Inventories were reduced in the first half of 2002 by approximately $1,540,000 due to higher shipments and tighter inventory management. Offsetting the activities providing cash in the quarter was a net reduction in the restructuring accrual of $1,407,000, representing primarily payouts for severance pay and related benefits of $1,453,000 and an additional accrual of $46,000.

      We used $2,568,000 in financing activities, largely due to repayments on our revolving credit facility resulting from the advance payment from a major customer.

WORKING CAPITAL

      Our working capital decreased to $6,876,000 at June 30, 2002 from $8,366,000 at December 31, 2001. The current ratio also decreased to 1.78 to 1 at June 30, 2002 from 1.90 to 1 at December 31, 2001. The decrease in both working capital and the current ratio were largely due to (1) lower inventories ($1,540,000) and (2) the receipt of a $5,824,000 advance payment from a major customer in February 2002, the balance of which ($944,000) is carried as a current liability in the condensed consolidated balance sheet, but will be eliminated by the end of the third quarter.

CREDIT FACILITY AND BORROWINGS

      On May 25, 2001, we entered into a three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004 to replace a prior credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the LaSalle Credit Facility bear a floating rate of interest based on LaSalle's prime rate. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate.

      On October 30, 2001, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No.1"), LaSalle, in consideration of certain waivers and other matters, (1) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and (2) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, we paid a fee of $20,000 to LaSalle.

      On December 21, 2001, we amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No. 2). Upon execution of LaSalle Amendment No. 2, we paid a fee of $5,000 to LaSalle.

      As of June 30, 2002, we had $2,509,000 of outstanding borrowings on the revolving credit line compared to $4,994,000 outstanding at December 31, 2001. We expect our outstanding borrowings on the revolving credit line to increase to approximately $4 million by the end of the third quarter 2002, and to remain at approximately that level during the fourth quarter 2002. At June 30, 2002 we had $400,000 outstanding under the term loan, compared to $450,000 at December 31, 2001. Annual principal payments on the term loan are $100,000. There were no borrowings under the equipment loan.

PREFERRED STOCK

      In connection with its 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends to Advance Capital Advisors, L.P. in each of the first two quarters of 2002 and 2001, and expect to pay $70,000 per quarter for the remainder of 2002. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.

CAPITAL EXPENDITURES

      Our capital expenditures were approximately $269,000 and $597,000 in the first half of 2002 and 2001, respectively. These expenditures for 2002 primarily included new product tooling and computer equipment. We expect capital expenditures for the year 2002 to be approximately $800,000, a majority for new product tooling.

CONSOLIDATION EXPENSES

      During 2001, we incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. Although the Consolidation was substantially completed in 2001, we expect to incur an additional $50,000 to $100,000 of non-recurring costs associated with the Consolidation during 2002, of which $46,000 was recorded in the first half of 2002. These costs in 2002 primarily include (1) expenses incurred to physically move the remaining assets of the Wallingford, CT facility to Ithaca, NY and (2) severance costs for employees who terminate in 2002. We believe that the Consolidation will significantly lower our cost structure in 2002, with estimated annual cost savings of approximately $4.0 million compared to 2001. The first half 2002 operating results reflect a portion of these cost savings.

      Of the total of $4,200,000 of expenses, approximately $3,400,000 requires cash outlays. During 2001, we paid approximately $400,000 of these costs, with substantially all the remaining costs expected to be paid during 2002. The Company paid approximately $1,453,000 of these expenses during the six months ended June 30, 2002.

RESOURCE SUFFICIENCY

      We believe that cash flows generated from operations and borrowings available under the LaSalle Credit Facility, as amended, will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, finance our capital expenditures and meet our liquidity requirements through December 31, 2002.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      Our exposure to market risk for changes in interest rates relates primarily to borrowings under our Credit Facility with LaSalle Business Credit. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the Credit Facility would not have a material effect on our results of operations or cash flow.

FOREIGN CURRENCY EXCHANGE RISK

      A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future results of operations or cash flow.

                           PART II. OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on May 17, 2002. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions, are as follows:

            (1) To consider and act upon a proposal to elect two Directors to serve until the Annual Meeting of Stockholders in the year 2005 or until their successors have been duly elected and qualified. Nominees were Thomas R. Schwarz and Bart C. Shuldman. Votes cast were as follows:

                            For             Withheld
                         ---------          --------
Thomas R. Schwarz        5,232,748           12,005
Bart C. Shuldman         5,232,748           12,005

            (2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2002. Votes cast were as follows: 5,228,734 common shares for; 9,200 common shares against; 6,819 common shares abstained; 4,000 preferred shares (representing 444,444 votes) for.

            The following directors continue to serve until the Annual Meeting of Stockholders in the year 2003 or until their successors have been duly elected and qualified: Charles A. Dill and Jeffrey T. Leeds.

            The following directors continue to serve until the Annual Meeting of Stockholders in the year 2004 or until their successors have been duly elected and qualified: Graham Y. Tanaka and Richard L. Cote.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits filed herein

                  Exhibit 10.27 OEM Purchase Agreement by and between GTECH Corporation and TransAct Technologies Incorporated commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                  Exhibit 11.1    Computation of earnings per share

                  Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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



                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        ----------------------------------
                                        (Registrant)


August 13, 2002                         /s/ Richard L. Cote
                                        -------------------
                                        Richard L. Cote
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


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

Exhibit
-------
10.27       OEM Purchase Agreement by and between GTECH Corporation and TransAct
            Technologies Incorporated commencing July 2, 2002. (Pursuant to Rule
            24-b-2 under the Exchange Act, the Company has requested
            confidential treatment of portions of this exhibit deleted from the filed copy.)

11.1        Computation of earnings per share.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002