Form 10-Q
period 2002-09-30
TRANSACT TECHNOLOGIES INC
filed 2002-11-13
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from:_______________to:___________________

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

                                 Not applicable
 (Former name, former address and former fiscal year, if changed last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING NOVEMBER 8, 2002
-----                                               ----------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         5,713,048

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX


PART I.          Financial Information:                                                         Page No.
-------          ----------------------                                                         --------
      Item 1      Financial Statements
                  Consolidated condensed balance sheets as of September 30, 2002 and
                  December 31, 2001                                                                  3
                  Consolidated condensed statements of operations for the three and nine
                  months ended September 30, 2002 and 2001                                           4
                  Consolidated condensed statements of cash flow for the nine months ended
                  September 30, 2002 and 2001                                                        5
                  Notes to consolidated condensed financial statements                               6
      Item 2      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                     10
      Item 3      Quantitative and Qualitative Disclosures about Market Risk                        17
      Item 4      Controls and Procedures                                                           18
PART II. Other Information:
      Item 6      Exhibits and Reports on Form 8-K                                                  18
      Signatures                                                                                    19
      Certifications                                                                                20

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            SEPTEMBER 30, DECEMBER 31,
(In thousands)                                                 2002         2001
                                                               ----         ----
                                                            (UNAUDITED)
ASSETS:
Current assets:
   Cash and cash equivalents                                $    595      $    417
   Receivables, net                                            4,087         4,047
   Inventories                                                 7,961        10,633
   Income tax receivable (Note 4)                              1,065          --
   Deferred tax assets                                         1,652         2,382
   Other current assets                                          352           212
                                                            --------      --------
     Total current assets                                     15,712        17,691
                                                            --------      --------
Fixed assets, net                                              4,111         5,190
Goodwill, net                                                  1,469         1,469
Deferred tax assets                                            1,120         1,120
Other assets                                                     279           321
                                                            --------      --------
                                                               6,979         8,100
                                                            --------      --------
                                                            $ 22,691      $ 25,791
                                                            ========      ========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY:

Current liabilities:
   Current portion of term loan                             $    100      $    100
   Accounts payable                                            1,846         2,903
   Accrued liabilities                                         3,892         3,320
   Accrued restructuring expenses (Note 5)                     1,071         3,002
                                                            --------      --------
     Total current liabilities                                 6,909         9,325
                                                            --------      --------

Revolving bank loan payable                                    3,652         4,994
Long-term portion of term loan                                   275           350
Long-term portion of accrued restructuring (Note 5)              937          --
Other liabilities                                                266            61
                                                            --------      --------
                                                               5,130         5,405
                                                            --------      --------
Mandatorily redeemable preferred stock                         3,805         3,746
                                                            --------      --------
Shareholders' equity:
   Common stock                                                   57            57
   Additional paid-in capital                                  6,419         6,303
   Retained earnings                                             831         1,649
   Unamortized restricted stock compensation                    (123)         (286)
   Loan receivable from officer                                 (330)         (330)
   Accumulated other comprehensive loss                           (7)          (78)
                                                            --------      --------
     Total shareholders' equity                                6,847         7,315
                                                            --------      --------
                                                            $ 22,691      $ 25,791
                                                            ========      ========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
(In thousands, except per share data)             2002           2001          2002          2001
                                                  ----           ----          ----          ----
Net sales                                       $  8,852      $ 13,234      $ 30,298      $ 33,803
Cost of sales                                      6,550         9,664        22,258        26,017
                                                --------      --------      --------      --------
Gross profit                                       2,302         3,570         8,040         7,786
                                                --------      --------      --------      --------
Operating expenses:
   Engineering, design and product
     development expenses                            458           753         1,508         2,444
   Selling and marketing expenses                    952         1,030         3,077         3,485
   General and administrative expenses             1,020         1,426         3,304         4,559
   Business consolidation and restructuring
     expenses (Note 5)                               912           470           958         1,916
                                                --------      --------      --------      --------
                                                   3,342         3,679         8,847        12,404
                                                --------      --------      --------      --------
Operating loss                                    (1,040)         (109)         (807)       (4,618)
                                                --------      --------      --------      --------
Other income (expense):
   Interest, net                                     (59)         (105)         (148)         (287)
   Other, net (Note 4)                                (9)          (40)           96            --
                                                --------      --------      --------      --------
                                                     (68)         (145)          (52)         (287)
                                                --------      --------      --------      --------
Loss before income taxes                          (1,108)         (254)         (859)       (4,905)
Income tax benefit                                  (399)          (92)         (310)       (1,766)
                                                --------      --------      --------      --------
Net loss                                            (709)         (162)         (549)       (3,139)
Dividends and accretion charges on
   preferred stock                                   (90)          (90)         (269)         (269)
                                                --------      --------      --------      --------
Net loss available to common shareholders       $   (799)     $   (252)     $   (818)     $ (3,408)
                                                ========      ========      ========      ========
Net loss per share:
     Basic and diluted                          $  (0.14)     $  (0.05)     $  (0.15)     $  (0.61)
                                                ========      ========      ========      ========
Shares used in per share calculation:
     Basic and diluted                             5,645         5,584         5,625         5,557
                                                ========      ========      ========      ========



               See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,

(In thousands)                                                       2002         2001
                                                                     ----         ----

Cash flows from operating activities:
   Net loss                                                        $  (549)     $(3,139)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                 1,678        2,375
       Deferred income taxes                                           730       (1,718)
       Loss on disposal of equipment                                  --             70
       Changes in operating assets and liabilities:
         Receivables                                                   (40)      (1,853)
         Inventories                                                 2,672         (395)
         Refundable income taxes                                    (1,065)        --
         Other current assets                                         (140)        (138)
         Other assets                                                  (25)        (292)
         Accounts payable                                           (1,057)       1,143
         Accrued liabilities and other liabilities                     777          735
         Accrued restructuring expenses (Note 5)                      (994)       1,645
                                                                   -------      -------
           Net cash provided by (used in) operating activities       1,987       (1,567)
                                                                   -------      -------

Cash flows from investing activities:
   Purchases of fixed assets                                          (374)      (1,143)
   Proceeds from sale of fixed assets                                  --             2
                                                                   -------      -------
     Net cash used in investing activities                            (374)      (1,141)
                                                                   -------      -------
Cash flows from financing activities:
   Revolving bank loan borrowings (repayments), net                 (1,342)       1,328
   Term loan borrowings (repayments), net                              (75)         475
   Proceeds from option exercises                                      121          233
   Payment of cash dividends on preferred stock                       (210)        (210)
                                                                   -------      -------

     Net cash provided by (used in) financing activities            (1,506)       1,826
                                                                   -------      -------

Effect of exchange rate changes on cash                                 71          (10)
                                                                   -------      -------
Increase (decrease) in cash and cash equivalents                       178         (892)
Cash and cash equivalents at beginning of period                       417          992
                                                                   -------      -------
Cash and cash equivalents at end of period                         $   595      $   100
                                                                   =======      =======




          See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The December 31, 2001 consolidated condensed balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

            The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

            The Company has adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

            Prior to the adoption of FAS 142 on January 1, 2002, the Company had been amortizing goodwill related to the acquisition of (1) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and (2) the ribbon business formerly conducted by Tridex ("Tridex Ribbon Business"). The original amount applicable to the Ithaca acquisition totaled $3,536,000 and was being amortized on the straight-line method over 20 years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and was being amortized on the straight-line method over five years. The Company recorded amortization of goodwill of approximately $34,000 and $101,000, net of taxes, during the three and nine months ended September 30, 2001, respectively.

            FAS 142 requires that goodwill be tested annually for impairment. The Company has performed an impairment test as of January 1, 2002 and determined that no transition adjustment related to impairment is necessary.

            In September 2002, the FASB issued Statement of Financial Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under the Company's existing programs. The Company plans to early adopt FAS 146 during the fourth quarter of 2002 and does not expect it to impact the timing or recognition of costs associated with future exit or disposal activities.

2.    Earnings per share

            Basic earnings per common share for the three and nine months ended September 30, 2002 and 2001 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and nine months ended September 30, 2002 and 2001, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

3.    Inventories:

           The components of inventory are:

                                                  September 30,    December 31,
           (In thousands)                            2002             2001
                                                     ----             ----
            Raw materials and component parts       $ 7,885         $10,299
            Work-in-process                               6              25
            Finished goods                               70             309
                                                    -------         -------
                                                    $ 7,961         $10,633
                                                    =======         =======

4.    Significant transactions

            In June 2002, the Company received 2,146 shares of common stock from its health insurance company, Anthem, Inc., upon its demutualization. The value of these shares was approximately $145,000 at June 30, 2002, and was included in Other Income during the second quarter of 2002. The Company sold these shares in August 2002 for approximately $145,000.

            On February 22, 2002, at the request of a major customer, the Company received a cash payment of approximately $5,824,000 in advance of printer shipments to be made from March through August 2002. As a result of this payment, the Company repaid all its outstanding revolving borrowings under the LaSalle Credit Facility in February 2002. The advance payment had been classified as a current liability, and was reduced by the sales value of shipments as they were made. As of September 30, 2002 none of the original $5.8 million advance remains outstanding.

            During the quarter ended September 30, 2002, and in accordance with changes in the Internal Revenue Code, the Company carried back net operating losses and applied for an income tax refund of approximately $1,065,000 for payments made during the 1997 tax year. The Company received the refund in October, 2002.

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

            During the third quarter of 2002, the Company incurred $912,000 of Consolidation expenses. Approximately $900,000 of these expenses were the result of a revision to the Company's estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, the Company increased its restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease its Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

            The Company estimates that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs, will be approximately $5.1 million, of which approximately $4.1 million was recognized during 2001.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.    Business consolidation and restructuring (continued)

            The following table summarizes the activity recorded in the restructuring accrual during the three and nine months ended September 30, 2002 and 2001.


                                     Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
           (In thousands)            2002          2001        2002          2001
Accrual balance, beg. of period     $ 1,595      $ 1,385      $ 3,002      $   105
                                    -------      -------      -------      -------
Business consolidation and
 restructuring expenses:
    Employee severance and
     termination expenses(1)            --           385          --           959
    Facility closure and
     Consolidation expenses(2)          912           85          958          957
                                    -------      -------      -------      -------
                                        912          470          958        1,916
                                    -------      -------      -------      -------
Cash payments                          (499)        (105)      (1,952)        (271)
                                    -------      -------      -------      -------
Accrual balance, end of period      $ 2,008      $ 1,750      $ 2,008      $ 1,750
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

      At September 30, 2002, $937,000 of the restructuring accrual was classified as a long-term liability. This represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

      The following table summarizes the components of all charges related to the Consolidation.


                                         Three months ended    Nine months ended
                                            September 30,        September 30,
(In thousands)                            2002        2001      2002       2001
                                          ----        ----      ----       ----
       Business consolidation and
         restructuring expenses         $  912     $  470     $  958     $1,916

       Accelerated depreciation and
         asset disposal losses(1)           --        101         --        362
                                        ------     ------     ------     ------
       Total business consolidation,
        restructuring and
        related charges                 $  912     $  571     $  958     $2,278
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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6.    Subsequent Event

            On November 12, 2002, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 3"), LaSalle (1) waived compliance with the minimum EBITDA, minimum tangible net worth and fixed charge coverage ratio financial covenants as of September 30, 2002 and (2) revised these covenants to exclude the effect of $900,000, of the total $912,000, of restructuring charges incurred in the third quarter. Absent the $900,000 restructuring charge, the Company would have been in compliance with the above covenants at September 30, 2002. Upon execution of LaSalle Amendment No. 3, the Company paid a fee of $20,000 to LaSalle.

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

During the third quarter of 2002, we revised our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased the restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

We estimate that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $5.1 million, of which approximately $4.1 million was recognized during 2001. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies", included in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                Three months ended            Three months ended
(In thousands, except %)        September 30, 2002            September 30, 2001
                                ------------------            ------------------
Point of sale                  $4,237        47.9%          $ 5,432         41.0%
Gaming and lottery              4,245        48.0             7,120         53.8
Other                             370         4.1               682          5.2
                               ------       -----           -------        -----
                               $8,852       100.0%          $13,234        100.0%
                               ======       =====           =======        =====

International                  $1,501        17.0%          $ 1,694         12.8%
                               ======       =====           =======        =====

Net sales for the third quarter of 2002 decreased $4,382,000, or 33%, from the prior year's third quarter due to significantly lower shipments into the gaming and lottery market, as well lower shipments into the point of sale ("POS") and other markets. Overall, international sales decreased by $193,000, or 11%, primarily due to a reduction in kiosk printer shipments for use in a Canadian government application (approximately $100,000).

Point of sale: Sales of our POS printers overall decreased by approximately $1,195,000, or 22% from the same period last year. Due to continued lower capital spending by users of our POS products and continued softness in demand from our domestic distributors, domestic POS printer sales declined to $2,942,000, representing a $994,000, or 25%, decrease from the third quarter of 2001. Despite softness in demand for POS printers, sales of our POSjet line of inkjet printers increased by approximately 178%.

International POS printer shipments declined by approximately $201,000, or 13%, to $1,295,000. Shipments of our thermal fiscal printer in Europe declined by approximately $300,000, to $500,000, in the third quarter of 2002. Although we continue to pursue sales of our fiscal printer, such sales are principally project-oriented, and we cannot predict if and when future sales may occur. This decrease was partially offset by an increase of approximately $100,000 in service and spare parts revenue for the British Post Office Project. Sales to ICL Pathway for the British Post Office project, which include printer shipments, spare parts and service revenue, increased to approximately $400,000 for the third quarter of 2002. We completed shipping printers for the British Post Office project during the first quarter of 2001, and expect no future sales for this project, other than spare parts and service of approximately $300,000 in the fourth quarter of 2002. Although we expect continued weakness in our international POS sales for the remainder of the year, we are actively seeking additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

Due to on-going economic weakness and continued lower capital spending by users of our POS products, we expect continued worldwide softness in demand for our POS products for the remainder of 2002. As a result, we expect sales into the POS market for the fourth quarter of 2002 to be consistent with those reported for the third quarter of 2002.

Gaming and lottery: Sales of our gaming and lottery printers decreased by $2,875,000, or 40%, from the third quarter a year ago, primarily due to lower shipments of our on-line lottery printer, somewhat offset by stronger sales of our video lottery terminal ("VLT") and slot machine printers.

Shipments to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which include impact on-line printers and spare parts revenue, decreased $4,250,000 to approximately $1,850,000 in the third quarter of 2002. We have orders from GTECH for impact on-line lottery printers, of which approximately $800,000 will be delivered during the fourth quarter of 2002 and $500,000 in the first quarter of 2003. We do not expect any further shipments of impact on-line lottery printers in 2003 beyond the first quarter. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We expect to begin shipping our new thermal on-line lottery printer in early 2003.

Sales of our gaming printers, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $1,400,000 to $2,400,000. Because our customers can use these printers for either VLT or casino applications, and we cannot determine for which application they are used, we have combined VLT and casino printer sales into a single category, gaming printer sales, beginning this reporting period. The increase in gaming printer sales resulted from increased installations of our VLT printers in several states, including approximately $500,000 of sales of a custom printer to one customer, and increased sales of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our casino printers to continue to increase during the fourth quarter of 2002 and into 2003 as more regulatory approvals are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines, and sales of our VLT printers to increase in 2003 compared to 2002 due to the VLT initiative in the state of New York.

Other: Sales of our printers into other markets decreased by $312,000 or 46%, from the prior year's comparable quarter. The third quarter of 2001 included shipments of approximately $100,000 of our thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the third quarter of 2002. Although the potential for a future order exists, we do not expect to ship printers for this application during the fourth quarter of 2002. In addition, sales of our other kiosk and banking printers and related spare parts declined by approximately $200,000. Since printer sales into this market are principally project-oriented, we cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit decreased $1,268,000, or 36%, due primarily to lower volume of sales. Despite significantly lower sales, the gross margin only declined by one percentage point to 26.0% from 27.0%. This was largely the result of an improved sales mix and cost reductions resulting from the Consolidation. We expect gross margin for the full-year 2002 to be between 26% and 27%, which is substantially higher that the full-year 2001 gross margin of 22.2%.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $295,000, or 39%, and decreased as a percentage of net sales to 5.2% from 5.7%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

SELLING AND MARKETING. Selling and marketing expenses decreased $78,000, or 8%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation. Selling and marketing expenses increased as a percentage of net sales to 10.8% from 7.8%, due to lower volume of sales in the third quarter of 2002 compared to the third quarter of 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $406,000, or 28%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in the third quarter of 2001 of $99,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation. General and administrative expenses increased as a percentage of net sales to 11.5% from 10.8% due to lower volume of sales in the third quarter of 2002 compared to the third quarter of 2001.

BUSINESS CONSOLIDATION AND RESTRUCTURING. We incurred $912,000 of expenses related to the Consolidation in the third quarter of 2002, compared to approximately $470,000 in the third quarter a year ago. Approximately $900,000 of the expenses incurred during the third quarter of 2002 were the result of a revision of our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

The expenses incurred during the third quarter of 2001 included a portion of employee severance and termination expenses incurred during the quarter, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. During the third quarter of 2002 we reported an operating loss of $1,040,000, or 11.8% of net sales, compared to an operating loss of $109,000, or 0.8% of net sales in the third quarter of 2001. The increase in our operating loss was due to lower gross profit on significantly lower sales and the $912,000 restructuring charge taken in third quarter of 2002, primarily reflecting a longer period of time now projected to sublease our Wallingford, CT facility.

INTEREST. Net interest expense decreased to $59,000 from $105,000 in the third quarter of 2001 due largely to a significant reduction in our outstanding borrowings under our revolving bank facility resulting from receipt of an advance payment from a customer, and to a lesser extent, lower interest rates. The cash proceeds for the repayment resulted from the receipt of an advance payment in February 2002 of approximately $5.8 million from a major customer in advance of printer shipments to be made from March through August 2002. None of the original $5.8 million payment remains outstanding at September 30, 2002. We expect revolving borrowings to remain between approximately $3 and $4 million during the fourth quarter of 2002, and interest expense to be slightly higher in the fourth quarter of 2002 than in the third quarter of 2002. See "Liquidity and Capital Resources" below.

OTHER INCOME. Other income for the third quarter of 2002 and 2001 primarily includes transaction exchange losses recorded by our UK subsidiary during each quarter.

INCOME TAXES. We recorded an income tax benefit of $399,000 and $92,000 in the third quarter of 2002 and 2001, respectively, at an effective rate of approximately 36.0% in each quarter.

NET LOSS. We reported a net loss during the third quarter of 2002 of $709,000, or $0.14 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock. This compares to a net loss of $162,000, or $0.05 per share (basic and diluted) for the third quarter of 2001, after giving effect to $90,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, assuming no conversion or redemption of the preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales by market for the current and prior year's nine month period were as follows:


                               Nine months ended          Nine months ended
(In thousands, except %)       September 30, 2002         September 30, 2001
                               ------------------         ------------------
Point of sale                 $12,471         41.2%      $16,372         48.4%
Gaming and lottery             16,557         54.6        13,861         41.0
Other                           1,270          4.2         3,570         10.6
                              -------         ----       -------         ----
                              $30,298        100.0%      $33,803        100.0%
                              =======        =====       =======        =====
International                 $ 3,585         11.8%      $ 7,132         21.1%
                              =======        =====       =======        =====


Net sales for the first nine months of 2002 decreased $3,505,000, or 10%, due to significantly lower sales into the POS and other markets, somewhat offset by higher shipments into the Company's gaming and lottery market. Overall, international sales decreased by $3,547,000, or 50%, largely due to a reduction in (1) revenue related to the British Post Office project (approximately $450,000), (2) kiosk printer shipments for use in a Canadian government application (approximately $1,500,000), (3) shipments of our thermal fiscal printer in Europe (approximately $1,150,000) and (4) POS revenue through distribution in Europe and Latin America (approximately $600,000).

Point of sale: Sales of our POS printers decreased approximately $3,901,000, or 24%, in the first nine months of 2002 compared to the first nine months of 2001.

International POS printer shipments decreased approximately $2,198,000, or 41%, to $3,226,000, for several reasons. First, sales to ICL Pathway for the British Post Office project, which include printer shipments, spare parts and service revenue, declined by approximately $450,000 to $1,100,000 for the first nine months of 2002. We completed shipping printers for the British Post Office project during the first quarter of 2001, and expect no future sales for this project, other than spare parts and service of approximately $300,000 in the fourth quarter of 2002. Secondly, shipments of our thermal fiscal printer in Europe declined by approximately $1,150,000 to $750,000 in the first nine months of 2002. Although we continue to pursue sales of our fiscal printer, such sales are principally project-oriented, and we cannot predict if and when future sales may occur. Lastly, we experienced a decrease of approximately $600,000 in sales through distribution, primarily in Latin America, and to a lesser extent, in Europe. Although we expect continued weakness in our international POS sales for the remainder of the year, we are actively seeking additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

Domestic POS printer sales totaling $9,245,000 fell by $1,703,000, or 16%, as we experienced softness in demand from our domestic distributors, particularly in the first and third quarters of 2002. However, sales in the first nine months of 2002 included increasing sales of our POSjet line of inkjet printers.

Due to on-going economic weakness and continued lower capital spending by users of our POS products, we expect continued worldwide softness in demand for our POS products for the remainder of 2002. As a result, we expect sales into the POS market for the fourth quarter of 2002 to be consistent with those reported for the third quarter of 2002.

Gaming and lottery: Sales into the gaming and lottery market increased by $2,696,000, or 19%, from the first nine months a year ago, primarily due to stronger sales of our video lottery terminal ("VLT") and slot machine printers, and higher sales of lottery printers to GTECH.

Shipments to GTECH, which include on-line and in-lane lottery printers and spare parts revenue, increased $250,000 to approximately $9,750,000 in the first nine months of 2002. Sales of impact on-line lottery printers and spare parts totaled approximately $9,100,000 in the first nine months of 2002, compared to $9,400,000 in the first nine months of 2001. We have orders from GTECH for impact on-line lottery printers, of which approximately $800,000 will be delivered during the fourth quarter of 2002 and $500,000 in the first quarter of 2003. We do not expect any further shipments of impact on-line lottery printers in 2003 beyond the first quarter. Shipments of in-lane lottery printers totaled approximately $650,000 in first nine months of 2002 compared to $100,000 in the first nine months of 2001. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We expect to begin shipping our new thermal on-line lottery printer in early 2003.

Sales of our gaming printers, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $2,500,000 to $6,800,000. Because our customers can use these printers for either VLT or casino applications, and we cannot determine for which application they are used, we have combined VLT and casino printer sales into a single category, gaming printer sales, beginning this reporting period. The increase in gaming printer sales resulted from increased installations of our VLT printers in West Virginia and other states, including approximately $1,400,000 of sales of a custom printer to one customer, and increased sales of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our casino printers to continue to increase during the fourth quarter of 2002 and into 2003 as more regulatory approvals are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines, and sales of our VLT printers to increase in 2003 compared to 2002 due to the VLT initiative in the state of New York.

Other: Sales of our printers into other markets decreased by $2,300,000 or 64%, to $1,270,000 from the first nine months of 2001. The first nine months of 2001 included shipments of approximately $1,500,000 of our thermal kiosk printers for use in a Canadian government application. No shipments of these printers were made in the first nine months of 2002. Although the potential for a future order exists, we do not expect to ship printers for this application during the fourth quarter of 2002. In addition, sales of our other kiosk and banking printers and related spare parts declined by approximately $800,000. Since printer sales into this market are principally project-oriented, we cannot predict if and when future sales may occur.

GROSS PROFIT. Gross profit increased by $254,000, or 3%, to $8,040,000, and the gross margin also increased to 26.5% from 23.0%. Both gross profit and gross margin for the first nine months of 2002 benefited from an improved sales mix and cost reductions resulting from the Consolidation. We expect gross margin for the full-year 2002 to be between 26% and 27%, which is substantially higher that the full-year 2001 gross margin of 22.2%.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $936,000, or 38%, and also decreased as a percentage of net sales to 5.0% from 7.2%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

SELLING AND MARKETING. Selling and marketing expenses decreased $408,000, or 12%, and decreased as a percentage of net sales to 10.1% from 10.3%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $1,255,000, or 28%, and decreased as a percentage of net sales to 10.9% from 13.5%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in the first nine months of 2001 of $296,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

BUSINESS CONSOLIDATION AND RESTRUCTURING. We incurred $958,000 of expenses related to the Consolidation in the first nine months of 2002. These expenses were substantially the result of a revision to our estimate for non-cancelable lease payments included in the restructuring accrual at September 30, 2002. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

During the first nine months of 2001, we incurred approximately $1,916,000 of expenses, which included a portion of employee severance and termination expenses incurred during the period, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. During the first nine months of 2002 we reported an operating loss of $807,000, or 2.7% of net sales, compared to an operating loss of $4,618,000 in the first nine months of 2001. The reduction in our operating loss was due to (1) significantly reduced operating expenses as a direct result of the Consolidation, (2) lower Consolidation expenses and (3) higher gross margin.

INTEREST. Net interest expense decreased to $148,000 from $287,000 in the first nine months of 2001 due largely to a significant reduction in our outstanding borrowings under our revolving bank facility resulting from receipt of an advance payment from a customer, and to a lesser extent, lower interest rates. The cash proceeds for the repayment resulted from the receipt of an advance payment in February 2002 of approximately $5.8 million from a major customer in advance of printer shipments to be made from March through August 2002. See Note 4 to the Consolidated Condensed Financial Statements. None of the original $5.8 million payment remains outstanding at September 30, 2002. We expect revolving borrowings to remain between approximately $3 and $4 million during the fourth quarter of 2002, and interest expense to be slightly higher in the fourth quarter of 2002 than in the third quarter of 2002. See "Liquidity and Capital Resources" below.

OTHER INCOME. Other income for the first nine months of 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares during the third quarter of 2002. This gain was partially offset by approximately $50,000 of transaction exchange loss recorded by our UK subsidiary in the first nine months of the year, due to the strengthening of the British pound against the dollar, mostly in the second quarter of 2002.

INCOME TAXES. We recorded an income tax benefit of $310,000 and $1,766,000 in the first nine months of 2002 and 2001, respectively, at an effective rate of approximately 36.0% in each period.

NET LOSS. We reported a net loss during the first nine months of 2002 of $549,000, or $0.15 per share (basic and diluted) after giving effect to $269,000 of dividends and accretion charges on preferred stock,. This compares to a net loss of $3,139,000, or $0.61 per share (basic and diluted) after giving effect to $269,000 of dividends and accretion charges on preferred stock in the first nine months of 2001. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

We generated cash from operations of $1,987,000 in the nine months of 2002, compared to using cash in operations of $1,567,000 in the first nine months of 2001. The significant increase in cash generated from operations in the first nine months of 2002 was largely the result of a significantly reduced net loss. During the first nine months of 2002, we reported a net loss of $549,000 compared to $3,139,000 in the first nine months of 2001.

During the first nine months of 2002, depreciation and amortization totaled $1,678,000 compared to $2,375,000 in the first nine months of 2001. Such expenses in the 2001 period included accelerated depreciation and depreciation on certain leasehold improvements and other fixed assets that were disposed of during 2001 as a result of the Consolidation. Receivables increased only slightly from year-end (approximately $40,000). Inventories were reduced in the first nine months of 2002 by approximately $2,672,000 due to tighter inventory management. Despite our continued focus on inventory reduction, we expect inventories to somewhat increase in the fourth quarter of 2002 due primarily to anticipated increasing sales of our gaming printers. Accrued liabilities and other liabilities increased by $777,000, primarily due to an increase in deferred revenue on an extended warranty contract with a certain customer.

Offsetting the activities providing cash in the quarter was a net reduction in the restructuring accrual of $994,000, representing payouts for severance pay and related benefits of 1,952,000 offset by an additional accrual of $958,000, primarily for lease termination expenses (See "Consolidation" below). Accounts payable declined by $1,057,000, largely the result of a significant reduction in our inventories. We expect accounts payable to increase in the fourth quarter of 2002 in proportion to our expected inventory increase.

Our capital expenditures were approximately $374,000 and $1,143,000 in the first nine months of 2002 and 2001, respectively. These expenditures for 2002 primarily included new product tooling and computer equipment. We expect capital expenditures for the fourth quarter of 2002 to be approximately $400,000, primarily for tooling for our new thermal lottery printer for GTECH.

We used $1,506,000 in financing activities, largely due to repayments on our revolving credit facility and payments of cash dividends on our preferred stock.

WORKING CAPITAL

Our working capital increased to $8,803,000 at September 30, 2002 from $8,366,000 at December 31, 2001. The current ratio also increased to 2.27 to 1 at September 30, 2002 from 1.90 to 1 at December 31, 2001. The increase in both working capital and the current ratio were largely due to (1) lower accounts payable ($1,057,000) and (2) the classification of $937,000 of our restructuring accrual as a long-term liability at September 30, 2002. The long-term portion of the restructuring accrual represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

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

On November 12, 2002, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 3"), LaSalle (1) waived compliance with the minimum EBITDA, minimum tangible net worth and fixed charge coverage ratio financial covenants as of September 30, 2002 and (2) revised these covenants to exclude the effect of $900,000, of the total $912,000, of restructuring charges incurred in the third quarter. Absent the $900,000 restructuring charge, we would have been in compliance with the above covenants at September 30, 2002. Upon execution of LaSalle Amendment No. 3, we paid a fee of $20,000 to LaSalle.

As of September 30, 2002, we had $3,652,000 of outstanding borrowings on the revolving credit line compared to $4,994,000 outstanding at December 31, 2001. We expect our outstanding borrowings on the revolving credit line to remain between approximately $3 to $4 million during the fourth quarter 2002. At September 30, 2002 we had $375,000 outstanding under the term loan, compared to $450,000 at December 31, 2001. Annual principal payments on the term loan are $100,000. There were no borrowings under the equipment loan.

PREFERRED STOCK

In connection with its 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends to Advance Capital Advisors, L.P. in each of the first three quarters of 2002 and 2001, and expect to pay $70,000 per quarter for the remainder of 2002. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.

CONSOLIDATION EXPENSES

During 2001, we incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. The Consolidation was substantially completed in 2001. We believe that the Consolidation will significantly lower our cost structure in 2002, with estimated annual cost savings of approximately $4.0 million compared to 2001. The first nine months of 2002 operating results reflect a significant portion of these cost savings.

During the third quarter of 2002, we revised our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased the restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

For the first nine months of 2002, we've incurred $958,000 of expenses related to the Consolidation, including $900,000 related to non-cancelable lease payments described above. We expect to incur an additional $50,000 of non-recurring costs associated with the Consolidation during the remainder of 2002.

We now estimate that the non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, will be approximately $5.1 million, of which approximately $4.1 million was recognized during 2001. Of the total of $5,100,000 of expenses, approximately $4,400,000 require cash outlays. We paid approximately $1,952,000 of these costs in the first nine months of 2002, and $400,000 in 2001. We expect to pay the remaining $2 million of accrued expenses at September 30, 2002 as follows: approximately $300,000 in the fourth quarter of 2002; $700,000 in 2003; and $1,000,000 in 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits filed herein

                     Exhibit 10.28 Waiver and Amendment No. 3 to Loan and Security Agreement dated as of May 25, 2001 among TransAct
                                      Technologies Incorporated, LaSalle
                                      Business Credit, Inc. and the
                                      institutions from time to time a
                                      party hereto.

                     Exhibit 11.1     Computation of earnings per share

                     Exhibit 99.1     Certification pursuant to 18 U.S.C.
                                      Section 1350 as adopted pursuant to
                                      section 906 of the Sarbanes-Oxley
                                      Act of 2002

            b. Reports on Form 8-K

                            Reports on Form 8-K were filed on July 8, 2002 and
                      July 31, 2002 to report under Item 9 press releases pursuant to Rule 100(e) of Regulation FD.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRANSACT TECHNOLOGIES INCORPORATED
                                      (Registrant)



November 13, 2002                     /s/ Richard L. Cote
                                      ------------------------------------
                                      Richard L. Cote
                                      Executive Vice President, Secretary,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)



                                      /s/ Steven A. DeMartino
                                      ------------------------------------
                                      Steven A. DeMartino
                                      Senior Vice President, Finance and
                                      Information Technology
                                      (Principal Accounting Officer)

                                  CERTIFICATION

I, Bart C. Shuldman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransAct Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


/s/ Bart C. Shuldman
Bart C. Shuldman
Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Richard L. Cote, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransAct Technologies Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Richard L. Cote
Richard L. Cote
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

                                  EXHIBIT LIST

The following exhibits are filed herewith.

      Exhibit
      -------
      10.28  Waiver and Amendment No. 3 to Loan and Security Agreement dated as of May 25, 2001 among TransAct Technologies Incorporated, LaSalle Business Credit, Inc. and the
             institutions from time to time a party hereto.
      11.1   Computation of earnings per share.
      99.1   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002