Form 10-K
period 2002-12-31
TRANSACT TECHNOLOGIES INC
filed 2003-03-31
CIK 1017303

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                       __________________________________
                                    FORM 10-K

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       or
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________.

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1456680
----------------------------------------  --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)

7 LASER LANE, WALLINGFORD, CT                                              06492
----------------------------------------  --------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including                            203-269-1198
area code                                 --------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of June 28, 2002 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $24,800,000.

As of March 14, 2003, the registrant had outstanding 5,715,119 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2003 - Part III (Items 10-13).

                                     PART I

GENERAL

         TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, the Company markets related consumables, spare parts and service. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on two core markets: point-of-sale ("POS") and gaming and lottery. TransAct sells its products directly to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors and directly to end-users. The Company's product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. TransAct has one primary operating facility located in Ithaca, New York, five sales offices located in the United States, and one sales office and service depot in the United Kingdom. TransAct's executive offices are located at 7 Laser Lane, Wallingford, CT 06492 with a telephone number of (203) 269-1198.

ITEM 1.  BUSINESS.

(A)      GENERAL DEVELOPMENT OF BUSINESS

         TransAct was incorporated in June 1996 and began operating as a stand-alone business in August 1996 to operate the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. TransAct completed an initial public offering on August 22, 1996.

         In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). The Company's technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in its printers, and therefore, lowers the required production capacity. As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company maintains a small component production line and service depot in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

         As a result of the Consolidation, the Company improved its gross margin and significantly reduced its operating expenses in 2002 compared to 2001, and lowered its operating income breakeven point from $54 million to $42 million in revenues. Management believes this will provide additional operating leverage in 2003.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         TransAct has assessed its operating and reportable segments and has determined that it operates in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer-related products.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         (i)      PRINCIPAL PRODUCTS AND SERVICES

         TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the POS and gaming and lottery markets. The Company's printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include PC board configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers. In addition, the Company offers inkjet cartridges, printer ribbons, paper and replacement parts for all of its products.

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

         (ii)     STATUS OF PRODUCT REQUIRING MATERIAL INVESTMENT

         None.

         (iii)    SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal materials used in manufacturing are inkjet, thermal and impact printheads, injection molded plastic parts, formed/stamped metal parts and electronic components. Although the Company could experience temporary disruption if certain suppliers ceased doing business with the Company, the Company's requirements generally are available from a number of sources, except as described below.

         Okidata Americas, Inc. ("Okidata"), is the sole supplier for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), which is used in all of the Company's Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on the Company. TransAct has a supply agreement with Okidata to provide Oki Kits until June 2003. Although prices under this agreement were fixed until March 2002, the Company continues to purchase supplies at these prices. The Company and Okidata are currently negotiating for future supplies and pricing.

         Additionally, Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of the Company's inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of the Company's inkjet printers. TransAct has a supply agreement with HP to purchase inkjet cartridges until February 1, 2004 at fixed prices.

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

         (iv)     PATENTS AND PROPRIETARY INFORMATION

         The Company has significantly expanded its patent portfolio over the past two years, and expects to continue to do so in the future. The Company also believes its patent portfolio will provide additional opportunities to license its intellectual property in the future. The Company currently owns eight patents, four of which it considers material. The earliest expiration date of these eight patents is in 2008 with the latest expiration date in 2020. Of the material patents, one patent covers methods and apparatus for allowing a two-color printer to print images using single pass technology by printing during both forward and reverse movement of the print mechanism; another patent relates to TransAct's proprietary void and reprint receipt printing method which is used in certain of the Company's slot machine printers; and two other patents cover a method for converting a full color image into a two-color image, plus a background color. The Company also has sought patent protection for certain design features of 1) printers using inkjet technology, 2) POS printers using thermal technology, and 3) thermal printers for use in casino slot machines. The Company regards certain manufacturing processes and designs to be proprietary and attempts to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or otherwise obtain and use, to the Company's detriment, information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect its proprietary position will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

         (v), (vi)SEASONALITY AND PRACTICES RELATING TO WORKING CAPITAL ITEMS

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

         (vii)    CERTAIN CUSTOMERS

         The Company has two OEM purchase agreements with GTECH Corporation ("GTECH"). The first OEM purchase agreement ("GTECH Impact Printer Agreement") provides for the sale of impact on-line lottery printers and spare parts, at prices to be negotiated, through December 31, 2004. The second OEM purchase agreement ("GTECH Thermal Printer Agreement") provides for the sale of thermal on-line lottery printers and spares parts, at a fixed prices, through June 28, 2007. Firm purchase orders for printers under either agreement may be placed annually by GTECH. Pursuant to orders placed under the GTECH Impact Printer Agreement during 2002, the Company has approximately $500,000 of impact printers remaining to be shipped during the first quarter of 2003. The Company does not expect any further shipments of impact on-line lottery printers in 2003 beyond the first quarter. Additionally, pursuant to the GTECH Thermal Printer Agreement, the Company has received an initial order for approximately $4,300,000 worth of thermal printers for delivery in 2003, beginning in the second quarter. The Company also sells printers to GTECH for use in lottery terminals at grocery store check-out lanes ("in-lane lottery printers"). Sales of in-lane lottery printes are project-oriented, and, as such, the Company cannot predict if and when future sales may occur. Sales to GTECH accounted for approximately 27%, 33% and 22% of net sales in 2002, 2001 and 2000, respectively.

         The Company also provides printers to ICL Pathway for use in the British Post Office. During 2000, sales to ICL Pathway accounted for approximately 20% of net sales. The Company completed shipping printers to ICL Pathway for use in the British Post Office in February 2001, and no further shipments are expected.

         (viii)   BACKLOG

         The Company's backlog of firm orders was approximately $7,628,000 as of March 14, 2003 and $8,700,000 as of March 25, 2002, including approximately $4,300,000 and $6,600,000 to GTECH, respectively. Based on customers' current delivery requirements, TransAct expects to fill its entire current backlog during 2003.

         (ix)     MATERIAL PORTION OF BUSINESS SUBJECT TO RENEGOTIATION OF
                  PROFITS

         None.

         (x)      COMPETITION

         The market for transaction-based printers is extremely competitive, and the Company expects such competition to intensify in the future. The Company competes with a number of companies, many of which have greater financial, technical and marketing resources than the Company. TransAct believes its ability to compete successfully depends on a number of factors both within and outside its control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by the Company and its competitors, general market, economic and political conditions and, in some cases, the uniqueness of its products.

         In the POS market, the Company's major competitors are, Epson America, Inc., Axiohm Transaction Solutions, Star Micronics America, Inc., Citizen -- CBM America Corporation, and Korean Printer Solutions (a spin-off company from Samsung). Together, these competitors comprise approximately 80% of the POS market segments into which the Company sells. Certain competitors of the Company have greater financial resources, lower costs attributable to higher volume production and off-shore manufacturing locations, and offer lower prices than the Company from time to time.

         In the lottery market (consisting principally of on-line lottery transaction printing), the Company holds a leading position, based largely on its long-term purchase agreements with GTECH, which controls approximately 70% of the worldwide on-line lottery market. The Company competes in this market based solely on its ability to provide specialized, custom-engineered products to GTECH.

         In the gaming market (consisting principally of video lottery terminals and slot machine transaction printing), the Company and its major competitor, Seiko Instruments Inc. (an affiliate of Seiko Epson Corporation), comprise a substantial portion of the market. The Company also competes, to a lesser extent, with JCM American Corporation and Money Controls, a division of Coin Acceptors, Inc. (Coinco). Certain of the Company's products sold for gaming applications compete based upon the Company's ability to provide highly specialized products, custom engineering and ongoing technical support.

         The Company's strategy for competing in its markets is to continue to develop new products and product line extensions, to increase its geographic market penetration, take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas. The Company expects to particularly focus on (1) promoting its new line of slot machine printers into the gaming market, (2) increasing sales of its family of printers utilizing Hewlett Packard's inkjet printing technology, and (3) expanding its consumables, spare parts and service business. Although the Company believes that its products, operations and relationships provide a competitive foundation, there can be no assurance that the Company will compete successfully in the future.

         (xi)     RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company spent approximately $2,025,000, $3,070,000 and $3,481,000 in 2002, 2001 and 2000, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2003, the Company expects to focus the majority of its research and development activities on the development of a new thermal on-line lottery printer for GTECH, and on the continuing development and enhancement of (1) its family of printers for the POS market utilizing inkjet and thermal printing technology and (2) its ticket-issuing printers for use in the casino market.

         (xii)    ENVIRONMENT

         The Company is not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

         (xiii)   EMPLOYEES

         As of March 14, 2003, TransAct Technologies and its subsidiaries employed 158 persons, of whom 136 were full-time and 22 were temporary employees. None of the Company's employees is unionized, and the Company considers its relationships with its employees to be good.

(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

         The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $738,000, $1,791,000 and $11,164,000 (primarily to ICL Pathway for use in the British Post Office) in 2002, 2001 and 2000, respectively. The Company had export sales to its customers from its domestic operations of approximately $3,968,000, $6,131,000 and $5,156,000 in 2002, 2001
and 2000, respectively.

(E)      EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 2002

                Name                        Age                                Position
------------------------------------    -------------   -------------------------------------------------------------
Bart C. Shuldman                             45         Chairman of the Board, President and Chief Executive Officer
Richard L. Cote                              61         Executive Vice President, Chief Financial Officer, Treasurer,
                                                        Secretary and Director
James B. Stetson                             45         Executive Vice President - Sales and Marketing
Michael S. Kumpf                             53         Executive Vice President - Engineering
Steven A. DeMartino                          33         Senior Vice President - Finance and Information Technology

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

         MICHAEL S. KUMPF, was appointed Executive Vice President of Engineering in March 2002. He served as Senior Vice President-Engineering from June 1996 to March 2002 and Vice President of Engineering of Ithaca from 1991 until June 1996.

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

ITEM 2.  PROPERTIES.

         The Company's operations are currently conducted at the facilities described below. In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company consolidated all manufacturing and engineering from its Wallingford, CT facility into its existing Ithaca, NY facility. The Company's corporate headquarters are still located in the Wallingford, CT facility. Although the Company is actively seeking to sublease its Wallingford, CT facility for the remaining term of the lease, and expects to do so successfully, there can be no assurance that the Company will be successful in doing so, or that it will be able to do so at terms comparable to those of its existing lease.

         In connection with the consolidation of facilities into Ithaca, the Company added approximately 10,000 square feet of manufacturing space and 3,000 square feet of office space to its Ithaca facility during 2002.

                                                                            Size         Owned or    Lease Expiration
             Location                  Operations Conducted          (Approx. Sq. Ft.)    Leased           Date
----------------------------------     --------------------          -----------------   --------    -----------------
Wallingford, Connecticut                Executive offices                 49,000          Leased      March 31, 2008

Ithaca, New York                        Manufacturing facility            74,000          Leased      June 30, 2007

Doncaster, United Kingdom               Sales office and service           2,800          Leased      August 1, 2009
                                        depot

Georgia (2), Florida, New York and      Five (5) regional sales              600          Leased         Various
Texas                                   offices

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol TACT. As of March 14, 2003, there were 783 holders of record of the common stock. The high and low sales bid quotations of the common stock reported during each quarter of the years ended December 31, 2002 and 2001 were as follows:

                                   Year Ended                              Year Ended
                                December 31, 2002                       December 31, 2001
                       -----------------------------------     ------------------------------------
                              High              Low                  High               Low
                       -----------------   ---------------     -----------------  -----------------
First Quarter              $6.70               $3.90              $7.03                $3.88
Second Quarter              7.00                4.51               9.65                 5.05
Third Quarter               5.99                3.60               9.85                 3.95
Fourth Quarter              5.12                3.91               6.00                 3.88

         No dividends on common stock have been declared, and the Company does not anticipate declaring dividends in the foreseeable future. The Company's credit agreement with LaSalle Business Credit restricts the payment of cash dividends on its common stock for the term of the agreement.

         Information regarding the Company's equity compensation plans as of December 31, 2002 is as follows:

                                           Number of securities to    Weighted average
                                           be issued upon exercise   exercise price of    Number of securities
                                           of outstanding options,  outstanding options,  remaining available
                                            warrants and rights     warrants and rights   for future issuance
                                           -------------------------------------------------------------------
Equity compensation plans approved
 by security holders:
    1996 Stock Plan                                   757,816                 $5.79              188,550
    1996 Non-Employee Director Plan*                  132,500                  8.09                7,500
    2000 Employee Stock Purchase Plan                       -                     -               33,881
    2000 Preferred stock warrants                      54,444                  9.00                    -
    2001 Employee Stock Plan                          101,750                  4.92               48,250
                                           -------------------------------------------------------------------
Total                                               1,046,510                 $6.17              278,181
                                           ===================================================================

      * The 1996 Non-Employee Director Plan includes 10,000 shares (2,500 shares to be issued upon exercise and 7,500 shares available for future issuance) that have not been approved by security holders as of December 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended December 31,
                                          --------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                          ----------   ----------   ----------   ----------   ----------
Statement of Operations Data:
  Net sales                               $   39,461   $   43,974   $   53,720   $   44,889   $   52,239
  Gross profit                                10,216        9,774       14,142       11,754       13,826
  Operating income (loss)                       (984)      (7,286)        (154)          35        2,148
  Net income (loss)                             (692)      (4,922)        (344)         324        1,206
  Net income (loss) available
    to common shareholders                    (1,050)      (5,280)        (664)         324        1,206
  Net income (loss) per share:
      Basic                                    (0.19)       (0.95)       (0.12)        0.06         0.20
      Diluted                                  (0.19)       (0.95)       (0.12)        0.06         0.20

                                                                 December 31,
                                          --------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                          ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
   Total assets                           $   22,030   $   25,791   $   27,619   $   25,684   $   23,788
   Long-term debt                              2,791        5,344        5,944        7,100        5,075
   Preferred stock                             3,824        3,746        3,668           --           --
   Shareholders' equity:
    Common                                     6,545        7,315       12,191       12,207       12,177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FORWARD LOOKING STATEMENTS

         Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers including GTECH Corporation; dependence on third parties for sales in Europe and Latin America; economic and political conditions in the United States, Europe and Latin America; marketplace acceptance of new products; risks associated with foreign operations; the Company's ability to successfully sublease its facility in Wallingford, CT; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting the Company's products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

PLANT CONSOLIDATION DURING 2001

         In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT facility (the "Consolidation"). However, our Company headquarters remains in Wallingford, CT. Our technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in our printers, and therefore, lowers the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of a small component production line and service depot that remain in Connecticut. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

         Through December 31, 2002, we have incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1,000,000 and $4,100,000 were recognized in 2002 and 2001, respectively. We do not expect to incur any additional charges related to the Consolidation during 2003. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. In preparing the financial statements, we are required to make estimation judgments. Such judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates. Actual results may differ from the original estimates. The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.

         Inventory Valuation -- Our inventories are stated at the lower of cost or market. We write down our inventory for any material that has become obsolete or may become unsaleable based on historical usage and estimates of future demand in the market. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changed conditions. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income.

Deferred Tax Assets- We have recorded deferred tax assets, largely as the result of temporary differences between the tax basis of certain reserves (including restructuring, inventory, warranty and other reserves) and their reported amounts in the financial statements. During 2002, we established a valuation allowance on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. Based on our projection of future taxable income and our ability to carryback current year net operating losses, no additional valuation allowance is considered necessary. We will need to recognize approximately $7 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2002. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded resulting in a charge to income in the period the determination is made.

         Accrued Restructuring Expenses--In connection with the Consolidation of manufacturing facilities, we have recorded significant accruals. These accruals comprise severance pay, stay bonuses, employee benefits, non-cancelable lease costs and certain other expenses. Management has made reasonable estimates of such costs and expenses. However, if actual costs differ from the estimates, charges or credits to income could result in the period the adjustments are determined. Also, because certain moving and relocation costs are not accruable under generally accepted accounting principles in the U.S., those expenses are recorded as incurred. We do not expect to record any additional charges related to the Consolidation during 2003.

         Accrued Warranty Costs--We warranty our products for up to two years and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made.

         (A)      Results of Operations

         (i) YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER
31, 2001

         NET SALES. Net sales by market for the years ended December 31, 2002 and 2001 were as follows:

                                   Year ended                    Year ended
(In thousands)                  December 31, 2002             December 31, 2001
                              ---------------------         ---------------------
Point of sale                 $  16,773       42.5%         $   20,007       45.5%
Gaming and lottery               20,986       53.2              19,869       45.2
Other                             1,702        4.3               4,098        9.3
                              --------------------          ---------------------
                              $  39,461      100.0%             43,974      100.0%
                              ====================          =====================

International                 $   4,706       11.9%         $    7,922       18.0%
                              ====================          =============== =====

         Net sales for 2002 decreased $4,513,000, or 10%, from 2001 largely due to lower shipments into the Company's point of sale ("POS") and Other markets. Overall, international sales decreased by $3,216,000 or 41%, primarily due a reduction in (1) revenue related to the British Post Office project (approximately $400,000), (2) kiosk printer shipments for use in a Canadian government application (approximately $1,500,000), (3) shipments of our thermal fiscal printer in Europe (approximately $1,000,000) and (4) POS revenue through distribution in Europe and Latin America (approximately $500,000), partially offset by an increase in international sales of our gaming and lottery printers (approximately $300,000).

         Point of sale: Sales of our POS printers decreased approximately $3,234,000, or 16%.

         International POS printer shipments decreased approximately $1,878,000, or 30%, to $4,315,000, for several reasons. First, sales to ICL Pathway for the British Post Office project, which included printer shipments, spare parts and service revenue, declined by approximately $400,000 to $1,800,000 in 2002. We completed shipping printers for the British Post Office project during the first quarter of 2001, and expect no future sales for this project, other than spare parts and service of approximately $300,000 per quarter during 2003. Secondly, shipments of our thermal fiscal printer in Europe declined by approximately $1,000,000 to $950,000 in 2002. Although we continue to pursue sales of our fiscal printer, such sales are principally project-oriented, and we cannot predict if and when future sales may occur. Lastly, we experienced a decrease of approximately $500,000 in sales through distribution, primarily in Latin America, and to a lesser extent, in Europe. We continue to actively seek additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

         Domestic POS printer sales totaling $12,458,000 fell by $1,356,000, or 10%, as we experienced softness in demand from our domestic distributors, particularly in the first and third quarters of 2002. However, sales in 2002 included increasing sales of our POSjet line of inkjet printers, which we expect to continue into 2003.

         Due to on-going economic weakness and continued lower capital spending by users of our POS products, we expect continued worldwide softness in demand for our POS products in 2003. As a result, we expect sales into the POS market for the first quarter of 2003 to be consistent with those reported for the fourth quarter of 2002.

         Gaming and lottery: Sales into the gaming and lottery market increased by $1,117,000, or 6%, from 2001, primarily due to stronger sales of our video lottery terminal ("VLT") and slot machine printers, largely offset by lower sales of lottery printers to GTECH.

         Shipments to GTECH, which included on-line and in-lane lottery printers and spare parts revenue, decreased $3,750,000 to approximately $10,700,000 in 2002. Sales of impact on-line lottery printers and spare parts totaled approximately $10,050,000 in 2002, compared to $14,300,000 in 2001. We have approximately $500,000 of orders from GTECH for impact on-line lottery printers for delivery in the first quarter of 2003. We do not expect any further shipments of impact on-line lottery printers in 2003 beyond the first quarter. Shipments of in-lane lottery printers totaled approximately $700,000 in 2002 compared to $200,000 in 2001. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We have received an initial order from GTECH for approximately $4.3 million of our new thermal on-line lottery printers, all of which we expect to ship during 2003, with volume shipments beginning in the second quarter of 2003. We expect to receive additional thermal printer orders from GTECH for delivery in 2003.

         Sales of our gaming printers, which included VLT and slot machine printers, and related spare parts and repairs, increased by approximately $4,900,000 to $10,300,000. The increase in gaming printer sales resulted from two factors; (1) increased installations of our VLT printers in West Virginia and other states, including approximately $1,600,000 of sales of a custom printer to one customer and (2) increased sales of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our casino printers to continue to increase in 2003, beginning in the second quarter, as more regulatory approvals are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines. We also expect sales of our VLT printers to increase in 2003 compared to 2002 due to the VLT initiative in the state of New York.

         Other: Sales of our printers into other markets decreased by $2,396,000 or 58%, to $1,702,000 from 2001. During 2001, we shipped approximately $1,500,000 of our thermal kiosk printers for use in a Canadian government application. We made no shipments of these printers in 2002. We do not expect to make any future shipments for this application. In addition, sales of our other kiosk and banking printers and related spare parts declined by approximately $900,000. Since printer sales into these markets are principally project-oriented, we cannot predict if and when future sales may occur. Due to steadily declining sales and low anticipated future sales, we have decided to exit these markets. As such, beginning in the first quarter of 2003, we will combine any remaining sales from our Other markets into POS market sales, and no longer separately report sales in our Other market category.

         GROSS PROFIT. Gross profit increased by $442,000, or 5%, to $10,216,000, and the gross margin also increased to 25.9% from 22.2%. Both gross profit and gross margin for 2002 benefited from an improved sales mix and cost reductions resulting from the Consolidation. We expect gross margin for the first quarter of 2003 to be consistent with that of the full-year 2002, and to increase in the second quarter of 2003, as we begin volume shipments of our new thermal on-line lottery printer to GTECH and anticipate increasing sales of our slot machine printers.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $1,045,000, or 34%, and also decreased as a percentage of net sales to 5.1% from 7.0%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

         SELLING AND MARKETING. Selling and marketing expenses decreased $543,000, or 12%, and decreased as a percentage of net sales to 10.2% from 10.4%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $1,909,000, or 31%, and decreased as a percentage of net sales to 10.6% from 13.9%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in 2001 of $680,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

         BUSINESS CONSOLIDATION AND RESTRUCTURING. We incurred $958,000 of expenses related to the Consolidation in 2002. These expenses were substantially the result of a revision to our estimate for non-cancelable lease payments included in the restructuring accrual at September 30, 2002. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004. We do not expect to incur any additional charges related to the Consolidation during 2003.

         During 2001, we incurred approximately $3,321,000 of Consolidation expenses, which primarily included a portion of employee severance and termination related expenses and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 8 to the Consolidated Financial Statements.

         OPERATING LOSS. During 2002, we reported an operating loss of $984,000, or 2.5% of net sales, compared to an operating loss of $7,286,000, or 16.6% of net sales, in 2001. The reduction in our operating loss was due to (1) significantly reduced operating expenses as a direct result of the Consolidation, (2) lower Consolidation expenses and (3) higher gross margin.

         INTEREST. Net interest expense decreased by $205,000 to $192,000 in 2002, due largely to a significant reduction in our average outstanding borrowings under our revolving bank facility resulting from significantly lower inventories (approximately $2,200,000), receipt of an advance payment from a customer, and to a lesser extent, lower interest rates. We expect revolving borrowings to increase to approximately $5 million by the end of the first quarter of 2003, as we purchase inventory for anticipated higher sales volume in the second quarter of 2003. As a result, we expect interest expense to increase in the first quarter of 2003. See "Liquidity and Capital Resources" below.

         OTHER INCOME. Other income for 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares during the third quarter of 2002. This gain was partially offset by approximately $50,000 of transaction exchange loss recorded by our UK subsidiary during 2002, due to the strengthening of the British pound against the dollar, mostly in the second quarter of 2002.

         INCOME TAXES. We recorded an income tax benefit of $390,000 and $2,748,000 in 2002 and 2001, respectively, at an effective rate of approximately 36.0% in each period. We expect to record income taxes at a similar effective rate during 2003.

         NET LOSS. We reported a net loss in 2002 of $692,000, or $0.19 per share (basic and diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock. This compares to a net loss of $4,922,000, or $0.95 per share (basic and diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock in 2001. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

         (ii) YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET SALES. Net sales by market for the years ended December 31, 2001 and 2000 were as follows:

                                  Year ended                     Year ended
(In thousands)                 December 31, 2001              December 31, 2000
                              --------------------          ---------------------
Point of sale                 $  20,007       45.5%         $   29,396       54.7%
Gaming and lottery               19,869       45.2              19,298       35.9
Other                             4,098        9.3               5,026        9.4
                              --------------------          ---------------------
                              $  43,974      100.0%         $   53,720      100.0%
                              ====================          =====================
International                 $   7,922       18.0%         $   16,320       30.4%
                              ====================          =====================

         Net sales for 2001 decreased $9,746,000, or 18%, from 2000 largely due to significantly lower shipments into the Company's POS market. International sales decreased to $7,922,000, or 18.0% of net sales in 2001, from $16,320,000, or 30.4% of net sales in 2000.

         Point of sale: Sales of our POS printers decreased approximately $9,389,000, or 32%. International POS printer shipments decreased approximately $9,438,000, to $6,193,000, largely due to lower printer shipments to ICL Pathway for the British Post Office project. Sales for the British Post Office project, which included printer shipments and service revenue, were approximately $1,900,000 in 2001 compared to $10,900,000 in 2000. We completed shipping printers for the British Post Office project during the first quarter of 2001, and no future sales, other than spare parts and service, are expected. In addition to lower sales to ICL Pathway, we experienced a decrease in sales, primarily to Europe, of approximately $1,200,000 through Okidata, our former exclusive distribution partner in Europe. As of May 2001, Okidata no longer exclusively distributes our printers in Europe. We also experienced a decline of approximately $300,000 of sales to Latin America through Okidata, our distribution partner in Latin America. The decrease in international POS sales to ICL Pathway and Okidata was somewhat offset by an increase of approximately $1,200,000 of shipments of our thermal fiscal printer in Europe.

         Despite adverse economic conditions, domestic POS printer sales increased slightly by $49,000 to $13,814,000.

         Gaming and lottery: Sales of our gaming and lottery printers increased approximately $571,000, or 3%, from the prior year. Sales of our on-line lottery printers and spare parts to GTECH increased by approximately $2,400,000, to approximately $14,300,000 in 2001, compared to $11,900,000 in 2000. We received follow-on orders from GTECH for approximately $9,800,000 of on-line lottery printers, of which approximately $9,300,000 was delivered in 2002 and $500,000 will be delivered in 2003. In addition to the increase of printer sales to GTECH, sales of our slot machine printers and other gaming printers increased by approximately $900,000. The slot machine printers are primarily for use in casinos in California and Nevada.

         Offsetting the increase of on-line lottery printer and spare parts sales to GTECH and increased slot machine printer sales was a decrease of approximately $2,700,000 in sales of our VLT printers to approximately $1,700,000 in 2001. Sales of these VLT printers were unusually high in the last half of 2000.

         Other: Sales of our printers into other markets decreased by $928,000, or 18%, from the prior year. During 2001, sales of our ATM printer and related spare parts decreased by approximately $1,700,000. In addition, sales decreased by approximately $800,000 due to sales of kiosk printers to customers for projects primarily in the third quarter of 2000 that did not repeat in 2001. Offsetting these decreases was an increase of approximately $1,600,000 of our thermal kiosk printers for use in a Canadian government application during 2001. No shipments of these printers were made in 2000. Since printer sales into the kiosk printer market are principally project-oriented, the Company cannot predict if and when future sales may occur.

         GROSS PROFIT. Gross profit decreased $4,368,000, or 31%, and the gross margin also declined to 22.2% from 26.3%. Both gross profit and gross margin for 2001 were adversely impacted by lower sales volume, due primarily to the absence of printer shipments for the British Post Office project.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $411,000, or 12%, to $3,070,000 from 2000. This decrease was primarily due to a reduction in engineering staff at our Wallingford facility resulting from the Consolidation. Engineering and product development expense increased as a percentage of net sales to 7.0% from 6.5%, due to lower sales volume in 2001 compared to 2000.

         SELLING AND MARKETING. Selling and marketing expenses decreased $516,000, or 10%, to $4,570,000 from the prior year. Such expenses decreased primarily due to (1) unusually high marketing and promotional expenses incurred in 2000 related to the April 2000 launch of our new family of printers utilizing inkjet printing technology and (2) a reduction in marketing staff. Selling and marketing expenses as a percentage of net sales increased to 10.3% from 9.5%, due to lower sales volume in 2001 compared to 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $559,000, or 10%, to $6,099,000 from 2000 and increased as a percentage of net sales to 13.9% from 10.3%. The increase in expenses primarily resulted from the inclusion of $680,000 of accelerated depreciation on certain assets (primarily leasehold improvements and computer equipment) located at our Wallingford, CT facility whose useful lives have been shortened as a result of the Consolidation. These increases were partially offset by a reduction of staff and certain related expenses at our Wallingford, CT facility resulting from the Consolidation.

         BUSINESS CONSOLIDATION AND RESTRUCTURING. During 2001, we incurred approximately $3,321,000 of business consolidation and restructuring expenses related to the Consolidation. These expenses primarily included employee severance and termination related expenses, and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See Note 8 to the Consolidated Financial Statements.

         OPERATING LOSS. We incurred an operating loss of $7,286,000 in 2001 compared to an operating loss of $154,000 in 2000. The operating loss in 2001 resulted primarily from lower gross profit on lower sales in 2001 compared to 2000 as well as expenses related to the Consolidation.

         INTEREST. Net interest expense decreased to $397,000 from $649,000 in 2000 due to decreased average outstanding borrowings on our line of credit and a lower average interest rate on such borrowings. See "Liquidity and Capital Resources" below.

         INCOME TAXES. As a result of our loss before income taxes, we recorded an income tax benefit of $2,748,000 and $448,000, or an effective rate of 35.8% and 56.6%, in 2001 and 2000, respectively. The abnormally high effective tax benefit rate in 2000 is primarily due to the recognition of certain tax credits and the benefit from our foreign sales corporation on relatively low pre-tax amounts.

         NET LOSS. We incurred a net loss during 2001 of $4,922,000, or $0.95 per share (basic and diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock issued in April 2000. This compares to a net loss for 2000 of $344,000, or $0.12 per share (basic and diluted) after giving effect to $320,000 of dividends and accretion charges on preferred stock issued in April 2000. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

(B)      LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         We generated cash from operations of $3,679,000 in 2002, compared to $1,345,000 in 2001. The significant increase in cash generated from operations in 2002 was largely the result of a significantly reduced net loss. During 2002, we reported a net loss of $692,000 compared to $4,922,000 in 2001.

         During 2002, depreciation and amortization totaled $2,119,000 compared to $3,398,000 in 2001. Such expenses in 2001 included accelerated depreciation and depreciation on certain leasehold improvements and other fixed assets that were disposed of during 2001 as a result of the Consolidation. Deferred taxes, net of an increase in refundable income taxes, decreased by $740,000, due primarily to a refund of taxes received in 2002 as a result of a net operating loss carryback. In order to utilize all of our deferred tax assets at December 31, 2002 (approximately $2.4 million), we will need to generate approximately $7 million of taxable income in future years. Receivables decreased only slightly from year-end (approximately $8,000). Inventories were significantly reduced during 2002 by approximately $2,198,000 due to improved inventory management and changes related to inventory absolescence. Despite our continued focus on inventory reduction, we expect inventories to increase in the first quarter of 2003, as we prepare for volume shipments of our new thermal on-line lottery printer for GTECH and anticipated increasing sales of our gaming printers in the second quarter of 2003. Accounts payable increased slightly from the prior year-end (approximately $80,000), and we expect accounts payable to increase in the first quarter of 2003 in proportion to our expected inventory increase. Accrued liabilities and other liabilities, excluding accrued restructuring, increased by $688,000, primarily due to an increase in deferred revenue on an extended warranty contract with a certain customer.

         Offsetting the activities providing cash in the year was a net reduction in the restructuring accrual of $1,284,000, representing payouts for severance pay and related benefits and lease payments for the Wallingford Facility of $2,242,000 offset by an additional accrual of $958,000, primarily for lease termination expenses (See "Consolidation Expenses" below).

         Our capital expenditures were approximately $577,000 and $1,382,000 in 2002 and 2001, respectively. These expenditures for 2002 primarily included new product tooling and computer equipment. We expect capital expenditures for 2003 to be approximately $1,800,000, primarily for tooling for our new thermal lottery printer for GTECH and other new products.

         We used $2,703,000 in financing activities, largely due to repayments on our revolving credit facility and term loan and payments of cash dividends on our preferred stock.

WORKING CAPITAL

         Our working capital increased to $8,577,000 at December 31, 2002 from $8,366,000 at December 31, 2001. The current ratio also increased to 2.13 to 1 at December 31, 2002 from 1.90 to 1 at December 31, 2001. The increase in both working capital and the current ratio was largely due to (1) lower inventories ($2,198,000) and (2) a decrease in the current portion of accrued restructuring expenses of approximately $2,100,000 related to the Consolidation.

CONTINGENT LIABILITIES

         In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. We are analyzing the cited patents for validity and applicability to our products. In an effort to resolve this matter, we have offered to pay approximately $160,000, while the other party seeks payment of up to $950,000 (the ''Patent Resolution Payment''). While the outcome of our patent analysis and discussions cannot be predicted, we have recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what we believe to be a fair and reasonable payment.

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

         On October 30, 2001, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 1"), LaSalle (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001,
(2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0%, or the current LIBOR rate plus 3.5%, and
(4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, we paid a fee of $20,000 to LaSalle.

         On December 21, 2001, we amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No. 2"). Upon execution of LaSalle Amendment No. 2, we paid a fee of $5,000 to LaSalle.

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

         On March 24, 2003, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 4"), LaSalle (1) waived compliance with the minimum EBITDA covenant as of December 31, 2002, (2) revised this covenant and certain other financial covenants through May 2004 and (3) eliminated the availability of the $1 million equipment loan facility due to expire in May 2003. In addition, LaSalle has restricted $1 million of our borrowing availability under the revolving credit line pending the outcome of the Patent Resolution Payment. Upon execution of LaSalle Amendment No. 4, we paid a fee of $25,000 to LaSalle.

         As of December 31, 2002 we had $2,541,000 and $350,000 outstanding on the revolving credit line and term loan, respectively, and no borrowings under the equipment loan, leaving undrawn commitments under the LaSalle Credit Facility of $9,459,000. Annual principal payments on the term loan are $100,000.

SALE OF PREFERRED STOCK

         On April 7, 2000 we sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs of approximately $200,000. The Preferred Stock is redeemable by the holders on April 7, 2005 at $1,000 per share plus any unpaid dividends. We used the net proceeds to repay outstanding borrowings under our revolving credit facility. We paid $280,000 in 2002 and 2001, and $205,000 in 2000, of cash dividends to Advance Capital Advisors, L.P. and expect to pay $280,000 in 2003.

CAPITAL EXPENDITURES

         Our capital expenditures were approximately $577,000, $1,382,000 and $2,415,000 in 2002, 2001 and 2000, respectively. These expenditures primarily included new product tooling, and to a lesser extent, computer equipment, and factory machinery and equipment. Our capital expenditures for 2003 are expected to be approximately $1,800,000, a majority for new product tooling.

CONSOLIDATION EXPENSES

         During 2001, we incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. Although the Consolidation was substantially completed in 2001, we incurred an additional $958,000 of non-recurring costs associated with the Consolidation during 2002. During 2002, we revised our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased the restructuring accrual by $900,000 to reflect the longer period of time now projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. As a result of the Consolidation, we have significantly lowered our cost structure in 2002, with annual cost savings of over $4 million compared to 2001. We do not expect to incur any additional charges related to the Consolidation during 2003. See Note 8 to the Consolidated Financial Statements for further detail.

         Of the total of $5,054,000 of Consolidation expenses, approximately $4,300,000 requires cash outlays. We paid approximately $2,200,000 and $400,000 of these costs, in 2002 and 2001, respectively. We expect to pay approximately $900,000 of these costs in 2003, and the remaining $800,000 in 2004. As a result of the Consolidation, we realized improved gross margins and lower operating expenses in 2002, and lowered our operating income breakeven point from $54 million to $42 million in sales, which we believe will provide us with additional operating leverage in 2003.

RESOURCE SUFFICIENCY

         We believe that cash flows generated from operations and borrowings available under the LaSalle Credit Facility, as amended, will provide sufficient resources to meet the Company's working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment, finance its capital expenditures and meet its liquidity requirements through December 31, 2003. However, we recognize that the level of financial resources available to us is an important competitive factor, and we will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and our needs suggest. We currently expect to refinance any outstanding borrowings at the expiration of the LaSalle Credit Facility in May 2004.

(C)      IMPACT OF INFLATION

         TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected by inflation during 2003.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
Report of Independent Accountants                                                                    17

TransAct Technologies Incorporated consolidated financial statements:

     Consolidated balance sheets as of December 31, 2002 and December 31, 2001.                      18

     Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000.     19

     Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000.     20

     Consolidated statement of changes in shareholders' equity for the period from December 31,      21
     1999 through December 31, 2002.

     Notes to consolidated financial statements.                                                     22

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in shareholders' equity present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 27, 2003, except for Note 10
  which is as of March 26, 2003.

                       TRANSACT TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       December 31,          December 31,
                                                                           2002                  2001
                                                                       ------------          ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                           $        902          $       417
   Receivables, net (Note 3)                                                  4,039                4,047
   Inventories (Note 4)                                                       8,435               10,633
   Refundable income taxes (Note 14)                                            228                    -
   Deferred tax assets (Note 14)                                              2,221                2,382
   Other current assets                                                         327                  212
                                                                       ------------          -----------
     Total current assets                                                    16,152               17,691
                                                                       ------------          -----------

Fixed assets, net (Note 5)                                                    3,924                5,190
Goodwill, net (Note 1)                                                        1,469                1,469
Deferred tax assets (Note 14)                                                   193                1,120
Other assets                                                                    292                  321
                                                                       ------------          -----------
                                                                              5,878                8,100
                                                                       ------------          -----------
Total assets                                                           $     22,030          $    25,791
                                                                       ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                        $        100          $       100
   Accounts payable                                                           2,983                2,903
   Accrued liabilities (Notes 6 and 7)                                        3,592                3,320
   Accrued restructuring expenses (Note 8)                                      900                3,002
                                                                       ------------          -----------
     Total current liabilities                                                7,575                9,325
                                                                       ------------          -----------

Revolving bank loan payable (Note 10)                                         2,541                4,994
Long-term portion of term loan                                                  250                  350
Accrued restructuring expenses (Note 8)                                         818                    -
Other liabilities                                                               477                   61
                                                                       ------------          -----------
                                                                              4,086                5,405
                                                                       ------------          -----------
   Total liabilities                                                         11,661               14,730
                                                                       ------------          -----------

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock, Series B, 7%
   cumulative convertible, $0.01 par value, 8,000 shares
   authorized, 4,000 shares issued and outstanding (Note 16)                  3,824                3,746
                                                                       ------------          -----------

Shareholders' equity (Notes 12 and 13):
   Preferred stock, $0.01 par value, 4,792,000
     authorized, none issued and outstanding                                      -                    -
   Preferred stock, Series A, $0.01 par value, 200,000
     authorized, none issued and outstanding                                      -                    -
   Common stock, $0.01 par value, 20,000,000 authorized,
     5,715,119 and 5,684,770 shares issued and outstanding                       57                   57
   Additional paid-in capital                                                 6,308                6,303
   Retained earnings                                                            599                1,649
   Unamortized restricted stock compensation                                    (97)                (286)
   Loan receivable from officer (Note16)                                       (330)                (330)
   Accumulated other comprehensive income                                         8                  (78)
                                                                       ------------          -----------
     Total shareholders' equity                                               6,545                7,315
                                                                       ------------          -----------
Total liabilities and equity                                           $     22,030          $    25,791
                                                                       ============          ===========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  Year Ended December 31,
                                                         2002               2001              2000
                                                      ---------          ---------         ---------
Net sales                                             $  39,461          $  43,974         $  53,720
Cost of sales                                            29,245             34,200            39,578
                                                      ---------          ---------         ---------
Gross profit                                             10,216              9,774            14,142
                                                      ---------          ---------         ---------

Operating expenses:
   Engineering, design and product
     development expenses                                 2,025              3,070             3,481
   Selling and marketing expenses                         4,027              4,570             5,086
   General and administrative expenses
     (Note 8)                                             4,190              6,099             5,540
   Business consolidation and restructuring
     expenses (Note 8)                                      958              3,321               189
                                                      ---------          ---------         ---------
                                                         11,200             17,060            14,296
                                                      ---------          ---------         ---------
Operating loss                                             (984)            (7,286)             (154)
                                                      ---------          ---------         ---------
Other income (expense):
   Interest, net                                           (192)              (397)             (649)
   Other, net (Note 16)                                      94                 13                11
                                                      ---------          ---------         ---------
                                                            (98)              (384)             (638)
                                                      ---------          ---------         ---------
Loss before income taxes                                 (1,082)            (7,670)             (792)
Income tax benefit (Note 14)                               (390)            (2,748)             (448)
                                                      ---------          ---------         ---------

Net loss                                                   (692)            (4,922)             (344)
Dividends and accretion charges on  preferred
stock (Note 16)                                            (358)              (358)             (320)
                                                      ---------          ---------         ---------
Net loss available to common
     shareholders                                     $  (1,050)         $  (5,280)        $    (664)
                                                      =========          =========         =========

Net loss per share:
     Basic and diluted                                $   (0.19)         $   (0.95)        $   (0.12)
                                                      =========          =========         =========
Shares used in per share calculation:
     Basic and diluted                                    5,636              5,551             5,504
                                                      =========          =========         =========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Year Ended December 31,
                                                         2002               2001              2000
                                                      ---------          ---------         ---------
Cash flows from operating activities:
   Net loss                                           $    (692)         $  (4,922)        $    (344)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                        2,119              3,398             2,750
     Deferred income taxes                                  968             (2,743)              (78)
     Loss on disposal of fixed assets                         -                209                 -
     Changes in operating assets and liabilities:
       Receivables                                            8              2,090            (1,274)
       Inventories                                        2,198               (776)              400
       Refundable income taxes                             (228)                 -                 -
       Other current assets                                (115)               599              (415)
       Other assets                                         (63)              (326)             (162)
       Accounts payable                                      80                213              (366)
       Accrued liabilities and other liabilities            688                706              (283)
       Accrued restructuring expenses                    (1,284)             2,897               105
                                                      ---------          ---------         ---------
     Net cash provided by operating activities            3,679              1,345               333
                                                      ---------          ---------         ---------

Cash flows from investing activities:
   Purchases of fixed assets                               (577)            (1,382)           (2,415)
   Loans to officers                                          -                  -                15
   Proceeds from sale of assets                               -                  2               217
                                                      ---------          ---------         ---------
     Net cash used in investing activities                 (577)            (1,380)           (2,183)
                                                      ---------          ---------         ---------

Cash flows from financing activities:
   Revolving bank loan repayments, net                   (2,453)              (950)           (1,156)
   Term loan borrowings (repayments), net                  (100)               450                 -
   Proceeds from option exercises                           130                262               175
   Net proceeds from issuance of preferred stock              -                  -             3,785
   Payments of cash dividends on preferred stock           (280)              (280)             (205)
                                                      ---------          ---------         ---------
     Net cash provided by (used in) financing
       activities                                        (2,703)              (518)            2,599
                                                      ---------          ---------         ---------

Effect of exchange rate changes on cash                      86                (22)              (36)
                                                      ---------          ---------         ---------

Increase (decrease) in cash and cash equivalents            485               (575)              713
Cash and cash equivalents at beginning of period            417                992               279
                                                      ---------          ---------         ---------
Cash and cash equivalents at end of period            $     902          $     417         $     992
                                                      =========          =========         =========

Supplemental cash flow information:
   Interest paid                                      $     252          $     403         $     696
   Income taxes paid (refunded), net                       (975)              (637)               74

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                           Unamortized       Loan       Accumulated
                                                Common Stock       Additional               Restricted    Receivable       Other
                                           ---------------------    Paid-in     Retained      Stock          from      Comprehensive
                                             Shares      Amount     Capital     Earnings   Compensation     Officer        Income
                                           ----------   --------   ----------   --------   ------------   ----------   -------------
Balance, December 31, 1999                  5,576,800         56        5,656      7,592           (747)        (330)           (20)

   Issuance of restricted stock                 5,000          -           44          -            (44)           -              -
   Cancellation of restricted stock            (3,800)         -          (36)         -             36            -              -
   Issuance of shares from exercise of
   stock options                               25,000          -          150          -              -            -              -
   Issuance of shares from employee
   stock purchase plan                          4,827          -           24          -              -            -              -
   Amortization of restricted stock
    compensation                                    -          -            -          -            278            -              -
   Issuance of preferred stock warrants             -          -          175          -              -            -              -
   Deemed dividend on beneficial
   conversion of preferred stock                    -          -           56        (56)             -            -              -
   Dividends paid on preferred stock                -          -            -       (205)             -            -              -
   Accretion of preferred stock
   warrants and issuance costs                      -          -            -        (58)             -            -              -
   Comprehensive income (loss):
    Foreign currency translation
    adjustment                                      -          -            -          -              -            -            (36)
    Net loss                                        -          -            -       (344)             -            -              -
                                           ----------   --------   ----------   --------   ------------   ----------   ------------

Balance, December 31, 2000                  5,607,827         56        6,069      6,929           (477)        (330)           (56)

   Issuance of restricted stock                20,000          -           95          -            (95)           -              -
   Cancellation of restricted stock            (3,000)         -          (22)         -             22            -              -
   Issuance of shares from exercise of
   stock options                               53,500          1          233          -              -            -              -
   Issuance of shares from employee
   stock purchase plan                          6,443          -           28          -              -            -              -
   Amortization of restricted stock
    compensation                                    -          -            -          -            264            -              -
   Tax charge related to restricted
    stock vested                                    -          -         (100)         -              -            -              -
   Dividends paid on preferred stock                -          -            -       (280)             -            -              -
   Accretion of preferred stock warrants
    and issuance costs                              -          -            -        (78)             -            -              -
   Comprehensive income (loss):
    Foreign currency translation
    adjustment                                      -          -            -          -              -            -            (22)
    Net loss                                        -          -            -     (4,922)             -            -              -
                                           ----------   --------   ----------   --------   ------------   ----------   ------------

Balance, December 31, 2001                  5,684,770         57        6,303      1,649           (286)        (330)           (78)

   Cancellation of restricted stock              (600)         -           (5)         -              5            -              -
   Issuance of shares from exercise of
   stock options                               26,100          -          111          -              -            -              -
   Issuance of shares from employee
   stock purchase plan                          4,849          -           19          -              -            -              -
   Amortization of restricted stock
    compensation                                    -          -            -          -            184            -              -
   Tax charge related to restricted
    stock vested                                    -          -         (120)         -              -            -              -
   Dividends paid on preferred stock                -          -            -       (280)             -            -              -
   Accretion of preferred stock
   warrants and issuance costs                      -          -            -        (78)             -            -              -
   Comprehensive income (loss):
    Foreign currency translation
    adjustment                                      -          -            -          -              -            -             86
    Net loss                                        -          -            -       (692)             -            -              -
                                           ----------   --------   ----------   --------   ------------   ----------   ------------
Balance, December 31, 2002                  5,715,119   $     57   $    6,308   $    599   $        (97)  $     (330)  $          8
                                           ==========   ========   ==========   ========   ============   ==========   ============

           See accompanying notes to consolidated financial statements

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         TransAct Technologies Incorporated ("TransAct" or the "Company") was incorporated in June 1996 and began operating as a stand-alone, publicly-held company in August 1996 to conduct the printer business that was formerly operated by certain subsidiaries of Tridex Corporation ("Tridex").

         Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND PRODUCTS: TransAct, through its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, the Company markets related consumables, spare parts and service. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on two core markets: point-of-sale ("POS") and gaming and lottery. The Company sells its products to original equipment manufacturers ("OEM"), value-added resellers, selected distributors and directly to end-users. The Company's product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

         TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of its vertical markets. The Company's printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include printed circuit board configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to its configurable printers, TransAct manufactures custom printers for certain OEM customers. In collaboration with these customers, the Company provides engineering and manufacturing expertise for the design and development of specialized printers.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made in areas including inventory valuation, estimated lives of fixed assets and goodwill, deferred tax assets, accrued liabilities, restructuring reserves related to the Consolidation, allowance for doubtful accounts and tax provisions (benefits). Actual results could differ from those estimates.

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

         FIXED ASSETS: Fixed assets are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer equipment is three years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Depreciation was $1,843,000, $2,858,000 and $2,176,000 in 2002, 2001
     and 2000, respectively. Depreciation for 2001 included $680,000 of accelerated depreciation on certain leasehold improvements and other fixed assets due to the closing of the Company's Wallingford, CT facility. As part of the facility closing, the Company disposed of $2,114,000 and $895,000 of fixed assets at cost, net of accumulated depreciation of $2,114,000 and $800,000 during 2002 and 2001, respectively. This resulted in a loss on disposal of $0 and $95,000 in 2002 and 2001, respectively.

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

         Prior to the adoption of FAS 142 on January 1, 2002, the Company had been amortizing goodwill related to the acquisition of (1) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and (2) the ribbon business formerly conducted by Tridex ("Tridex Ribbon Business") in 1999. The original amount applicable to the Ithaca acquisition totaled $3,536,000 and was being amortized on the straight-line method over twenty years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and was being amortized on the straight-line method over five years. The Company recorded amortization of goodwill of approximately $134,000 and $91,000, net of taxes, during 2001 and 2000, respectively.

         FAS 142 requires that goodwill be tested annually for impairment. The Company has performed an impairment test as of January 1, 2003 and determined that no impairment has occurred.

         ACCRUED WARRANTY COSTS: The Company warranties its products for up to two years and records the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs.

         REVENUE RECOGNITION: Sales are recognized when evidence of an arrangement exists, delivery (based on shipping terms) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. Revenue from extended warranty and maintenance agreements is recognized over the term of such agreements as services are performed. Sales to GTECH Corporation ("GTECH") (for lottery printers) accounted for approximately 27%, 33% and 22% of net sales during 2002, 2001 and 2000, respectively. Sales to ICL Pathway (for the British Post Office project) accounted for approximately 20% of net sales during 2000.

         FOREIGN CURRENCY: The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. Transaction gains (losses) are included in other income and amounted to $(52,000), $17,000, and $(26,000) in 2002, 2001 and 2000, respectively.

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

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. The Company spent approximately $2,025,000, $3,070,000 and $3,481,000 on research and development expenses in 2002, 2001 and 2000, respectively.

         STOCK-BASED COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company generally equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). See Note 12.

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

         COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In September 2002, the FASB issued Statement of Financial Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under the Company's existing programs. The Company does not expect FAS 146 to impact the timing or recognition of costs associated with future exit or disposal activities.

         GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness. The accounting guidelines are applicable to guarantees issued after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements are effective for financial statements that end after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE: In December 2002, the FASB issued Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("FAS 148"). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, Accounting for Stock-Based Compensation. FAS 148 also mandates certain new disclosures that are incremental to those required by FAS 123. The provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FAS 148 during the fourth quarter of 2002.

         The following table illustrates the effect on net loss, compensation expense and loss per share as if the Black-Scholes fair value method described in FAS 123, "Accounting for Stock-Based Compensation" had been applied to the Company's stock plans.

                                                                                  Year Ended December 31,
(In thousands, except per share data)                                      2002              2001              2000
                                                                         --------          --------          --------
Net loss available to common shareholders:
  Net loss available to common shareholders, as reported                 $ (1,050)         $ (5,280)         $   (664)
  Add: Stock-based compensation expense included in reported
    net loss, net of tax                                                      118               169               120
  Deduct: Stock-based compensation expense determined under
    fair value based method for all awards, net of tax                       (616)             (870)             (627)
                                                                         --------          --------          --------
  Pro forma net loss available to common shareholders                    $ (1,548)         $ (5,981)         $ (1,171)
                                                                         ========          ========          ========

Net loss per share:
 Basic and diluted:
 As report                                                               $  (0.19)         $  (0.95)         $  (0.12)
 Pro Forma                                                               $  (0.28)         $  (1.08)         $  (0.21)


                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECEIVABLES

         Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                                Year Ended December 31,
                                                        2002              2001             2000
                                                       ------            ------           ------
(In thousands)
Balance at beginning of period                         $   84            $  107           $  132
   Doubtful accounts provision (reversal)                  (2)               45              (24)
   Accounts written off, net of recoveries                 (4)              (68)              (1)
                                                       ------            ------           ------
Balance at end of period                               $   78            $   84           $  107
                                                       ======            ======           ======

4.   INVENTORIES

         The components of inventories are:

                                                              December 31,
(In thousands)                                           2002              2001
                                                       --------          --------
Raw materials and component parts                      $  8,339          $ 10,299
Work-in-process                                               1                25
Finished goods                                               95               309
                                                       --------          --------
                                                       $  8,435          $ 10,633
                                                       ========          ========

5.   FIXED ASSETS

         The components of fixed assets are:

                                                              December 31,
(In thousands)                                           2002              2001
                                                       --------          --------
Tooling, machinery and equipment                       $ 10,841          $ 11,295
Furniture, office and computer equipment                  3,291             4,107
Leasehold improvements                                      465               794
                                                       --------          --------
                                                         14,597            16,196
Less: accumulated depreciation and amortization         (10,673)          (11,006)
                                                       --------          --------
                                                       $  3,924          $  5,190
                                                       ========          ========

6.   ACCRUED LIABILITIES

    The components of accrued liabilities are:

                                                              December 31,
(In thousands)                                           2002              2001
                                                       --------          --------
Payroll and fringe benefits                            $   505           $    533
Income taxes                                                455               604
Warranty                                                    644               710
Deferred revenue                                            967               551
Rent and occupancy                                          326               290
Other                                                       695               632
                                                       --------          --------
                                                       $  3,592          $  3,320
                                                       ========          ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   ACCRUED PRODUCT WARRANTY LIABILITY

         The following table summarizes the activity recorded in the accrued product warranty liability during 2002 and 2001:

                                                                       Year ended December 31,
(In thousands)                                                        2002                 2001
                                                                     -------              -------
Balance, beginning of year                                           $   710              $   603
Additions related to warranties issued                                   394                  609
Warranty costs incurred                                                 (460)                (502)
                                                                     -------              -------
Balance, end of year                                                 $   644              $   710
                                                                     =======              =======

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES

         In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company currently maintains a small component production line and service depot in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. The Company has applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses.

         During 2002, the Company incurred $958,000 of Consolidation expenses. Approximately $900,000 of these expenses was the result of a revision to the Company's estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, the Company increased its restructuring accrual by approximately $900,000 to reflect the longer period of time now projected to sublease its Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through September 30, 2004.

         The following table summarizes the activity recorded in the restructuring accrual during 2002 and 2001.

                                                                    Year ended December 31,
(In thousands)                                                         2002         2001
                                                                     ---------     -------
Accrual balance, beginning of year                                   $   3,002     $   105
                                                                     ---------     -------
Business consolidation and restructuring expenses:
  Employee severance and termination expenses          (1)                  75       2,070
  Facility closure and consolidation expenses          (2)                 883       1,251
                                                                     ---------     -------
                                                                           958       3,321
                                                                     ---------     -------
Cash payments                                                           (2,242)       (424)
                                                                     ---------     -------
Accrual balance, end of year                                         $   1,718     $ 3,002
                                                                     =========     =======

(1) Employee severance and termination related expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related costs expected to be paid to employees who are involuntarily terminated.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES (CONTINUED)

         At December 31, 2002, $818,000 of the restructuring accrual was classified as a long-term liability. This represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

         The following table summarizes the components of all charges related to the Consolidation.

                                                                       Year ended December 31,
(In thousands)                                                        2002                  2001
                                                                     -------              -------
Business consolidation and restructuring expenses                    $   958              $ 3,321
Accelerated depreciation and asset disposal losses     (1)                 -                  775
                                                                     -------              -------
Total business consolidation, restructuring and
  related charges                                                    $   958              $ 4,096
                                                                     =======              =======

(1) Represents accelerated depreciation ($680) and asset disposal losses ($95) on certain leasehold improvements and other fixed assets incurred during 2001, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses.

9.   EMPLOYEE BENEFIT PLANS

         RETIREMENT SAVINGS PLAN: On April 1, 1997, the Company established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. The Company matches employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. The Company's matching contributions were $158,000, $204,000 and $203,000 in 2002, 2001 and 2000, respectively.

         EMPLOYEE STOCK PURCHASE PLAN: In May 2000, the Company's shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 50,000 shares of the Company's common stock are available for issuance to employees beginning June 1, 2000. All full-time employees are eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which begins on June 1 and December 1. Eligible employees may elect to withhold up to 5% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP will terminate at the earlier of May 31, 2005 or the date on which all 50,000 shares available for issuance under the ESPP have been sold. The Company sold 4,849, 6,443 and 4,827 shares of common stock under the ESPP during 2002, 2001 and 2000, respectively. At December 31, 2002, 33,881 shares remained available for sale. Compensation costs related to the ESPP are immaterial.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  BORROWINGS

         On May 25, 2001, the Company entered into a new, three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") expiring on May 25, 2004. The LaSalle Credit Facility replaced the Company's prior credit facility with Webster Bank. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the revolving credit line bear a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan bear a floating rate of interest at LaSalle's prime rate plus 0.50%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.50% and 3.0% under the revolving credit line facility, and the term and equipment loan facilities, respectively. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line and equipment loan facilities. Borrowings under the LaSalle Credit Facility are secured by a lien on all the personal property assets of the Company. The LaSalle Credit Facility also imposes certain financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens. Concurrent with the signing of the LaSalle Credit Facility, the Company borrowed $500,000 under the term loan. Principal installment payments for the term loan of $8,333, plus accrued interest, are due on the first day of each month beginning July 1, 2001, with the unpaid principal balance due on May 25, 2004. The Company had no borrowings under the equipment loan during 2002 or 2001.

         On October 30, 2001, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 1"), LaSalle (1) waived compliance with the minimum EBITDA financial covenant as of September 30, 2001, (2) revised certain other financial covenants through December 31, 2001, (3) increased the floating rate of interest on borrowings under the revolving credit line to LaSalle's prime rate plus 1.0% (5.25% at December 31, 2002), or the current LIBOR rate plus 3.5%, and
     (4) increased the floating rate of interest on borrowings under the term loan and equipment loan to LaSalle's prime rate plus 1.5% (5.75% at December 31, 2002), or the current LIBOR rate plus 4.0%. Upon execution of LaSalle Amendment No. 1, the Company paid a fee of $20,000 to LaSalle.

         On December 21, 2001, the Company amended the LaSalle Credit Facility to reset certain financial covenants for 2002 and beyond ("LaSalle Amendment No. 2"). Upon execution of LaSalle Amendment No. 2, the Company paid a fee of $5,000 to LaSalle.

         On November 12, 2002, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 3"), LaSalle (1) waived compliance with the minimum EBITDA covenant, minimum tangible net worth and fixed charge coverage ratio financial covenants as of September 30, 2002 and (2) revised these covenants to exclude the effect of $900,000, of the total $912,000, of restructuring charges incurred in the third quarter. Absent the $900,000 restructuring charge, the Company would have been in compliance with the above covenants at September 30, 2002. Upon execution of LaSalle Amendment No. 3, the Company paid a fee of $20,000 to LaSalle.

         On March 24, 2003, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 4"), LaSalle (1) waived compliance with the minimum EBITDA covenant as of December 31, 2002,
     (2) revised this covenant and certain other financial covenants through May 2004 and (3) eliminated the availability of the $1 million equipment loan facility due to expire in May 2003. In addition, LaSalle has restricted $1 million of our borrowing availability under the revolving credit line pending the outcome of the Company's patent analysis and discusssions regarding the possible use of technology covered by recently issued patents of a third party competitor (See Note 11). Upon execution of LaSalle Amendment No. 4, the Company paid a fee of $25,000 to LaSalle.

         As of December 31, 2002, the Company had $2,541,000 and $350,000 outstanding on the revolving credit line and term loan, respectively, and no borrowings outstanding on the equipment loan, leaving undrawn commitments under the LaSalle Credit Facility of $9,459,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

         In November 2002, the Company was advised that certain POS printers sold by the Company since late 1999 may use technology covered by recently issued patents of a third party competitor. The Company is analyzing the cited patents for validity and applicability to the Company's products. In an effort to resolve this matter, the Company has offered to pay approximately $160,000, while the other party seeks payment of up to $950,000. While the outcome of the Company's patent analysis and discussions cannot be predicted, the Company has recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what the Company believes to be a fair and reasonable payment.

         At December 31, 2002, the Company was lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense was approximately $975,000, $983,000 and $991,000 in 2002, 2001 and 2000, respectively.
     Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows: $945,000 in 2003; $945,000 in 2004;
     $954,000 in 2005; $945,000 in 2006; $965,000 in 2007 and $2,626,000
     thereafter.

12.  STOCK INCENTIVE PLANS AND WARRANTS

         STOCK INCENTIVE PLANS. The Company currently has three primary stock incentive plans: the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, the 1996 Directors' Stock Plan which provides for non-discretionary awards to non-employee directors, and the 2001 Employee Stock Plan which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options,
     (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. At December 31, 2002, the Company has reserved 1,150,000, 140,000 and 150,000 shares of common stock for issuance under the 1996 Stock Plan, the 1996 Directors' Stock Plan, and the 2001 Employees Stock Plan, respectively.

         OPTION EXCHANGE OFFER. In November 2001, the Company announced an offer to certain officers to exchange outstanding employee stock options having an exercise price of $9.00 or more per share in return for new stock options to be granted by the Company (the "Exchange Offer"). Pursuant to the Exchange Offer, the option holder received a commitment for the grant of one new option for each option tendered and accepted for exchange, no sooner than six months and one day from November 16, 2001. A total of 215,000 options were accepted for exchange under the Exchange Offer and were canceled in November 2001 (and treated as canceled in 2001 in the table below). The new options were granted on May 17, 2002, and vested 25% immediately upon grant with the remainder vesting 25% annually over the next three years. The new options have an exercise price equal to the fair market value of the Company's common stock on the date of grant.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

         The 1996 Stock Plan, 1996 Directors' Stock Plan and 2001 Employee Stock Plan option activity is summarized below:

                                                                   Year Ended December 31,
                                              2002                         2001                          2000
                                    -------------------------     ------------------------       ---------------------
                                                     Weighted                    Weighted                     Weighted
                                                      Average                     Average                      Average
                                                     Exercise                    Exercise                     Exercise
                                     Shares            Price       Shares          Price          Shares        Price
                                    -------          --------     --------       ---------       -------      --------
Outstanding at beginning of
   period:                           742,750         $ 6.95        919,000        $  8.34        818,100       $ 7.89
     Granted                         366,750           5.47        189,500           5.67        190,500         9.86
     Exercised                       (26,100)          4.24        (53,500)          4.37        (25,000)        6.05
     Canceled                       (138,000)          7.97       (312,250)         10.71        (64,600)        7.53
                                    --------         ------       --------        -------        -------       ------
Outstanding at end of period         945,400         $ 6.30        742,750        $  6.95        919,000       $ 8.34
                                    ========         ======       ========        =======        =======       ======
Options exercisable at end of
   period                            429,845         $ 6.81        383,350        $  7.34        436,580       $ 8.19
                                    ========         ======       ========        =======        =======       ======

                                                Options Outstanding                     Options Exercisable
                                   ----------------------------------------------    --------------------------
                                                     Weighted-      Weighted-                         Weighted-
                                   Outstanding at     Average        Average         Exercisable at    Average
                                     December 31,    Exercise       Remaining          December 31,   Exercise
Range of Exercise Prices                2002          Price      Contractual Life         2002          Price
                                   --------------   ----------   ----------------    --------------   ---------
                                                                    (In years)
$  2.50    - $  5.00                  225,850       $   4.49            6.9              118,995      $  4.37
   5.01    -    7.50                  456,000           5.61            8.8              116,450         5.74
   7.51    -   10.00                  210,800           8.65            4.9              165,800         8.57
  10.01    -   12.50                   47,750          10.38            6.8               23,600        10.64
  12.51    -   15.00                    5,000          13.75            4.1                5,000        13.75

         The Company applies APB 25 and related interpretations in accounting for its long-term incentive stock plans. Accordingly, no compensation cost has been recognized for its stock options.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2002, 2001 and 2000.

                                                                                     Year Ended December 31,
                                                                            2002              2001              2000
                                                                         -----------       -----------       -----------
Risk-free interest rate                                                         4.5%              4.6%              6.3%
Dividend yield                                                                    0%                0%                0%
Expected volatility factor                                                     83.3%             85.5%             83.1%
Expected option term                                                       6.4 years         6.1 years         7.1 years
Weighted average fair value of options granted during period             $      4.12        $     4.25        $     7.78

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

         RESTRICTED STOCK: Under the 1996 Stock Plan, the Company has granted shares of restricted common stock, for no consideration, to its officers, one outside director and certain key employees. The 1996 Stock Plan restricted stock activity is summarized below:

                                                                        Year Ended December 31,
                                                                 2002            2001            2000
                                                               -------         -------         -------
Outstanding shares at beginning of period                       89,360          83,320          95,080
    Granted                                                          -          20,000           5,000
    Vested                                                     (42,094)        (10,960)        (12,960)
    Canceled                                                      (600)         (3,000)         (3,800)
                                                               -------         -------         -------
Outstanding shares at end of period                             46,666          89,360          83,320
                                                               =======         =======         =======

         The weighted average fair value of restricted stock granted was $4.75 and $8.75 for 2001 and 2000, respectively. No restricted stock was granted during 2002. Of the 46,666 shares of restricted stock outstanding at December 31, 2002, 25,000 shares vest at the end of a five-year period, 5,000 shares vest over a five-year period, 6,666 shares vest over a three-year period and 10,000 shares vest over a two-year period. Under certain conditions, vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to a separate component of shareholders' equity and subsequently amortized over the vesting period. Amortization expense of $184,000, $264,000 and $277,000 was recorded during 2002, 2001 and 2000, respectively.

         WARRANTS: On April 7, 2000, in connection with the sale of the Preferred Stock, the Company issued to its investment advisors, McFarland Dewey & Co., warrants to purchase from the Company up to 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable through April 7, 2005.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  INCOME TAXES

         The components of the income tax benefit are as follows:

                                                            Year Ended December 31,
(In thousands)                                   2002               2001               2000
                                              ---------          ---------           --------
Current:
  Federal                                     $  (1,493)         $     (62)          $   (561)
  State                                              25                  -                 43
  Foreign                                           110                 56                194
                                              ---------          ---------           --------
                                                 (1,358)                (6)              (324)
                                              ---------          ---------           --------
Deferred:
  Federal                                           987             (2,523)               (94)
  State                                             (19)              (219)               (34)
  Foreign                                             -                  -                  4
                                              ---------          ---------           --------
                                                    968             (2,742)              (124)
                                              ---------          ---------           --------
Total income tax benefit                      $    (390)         $  (2,748)          $   (448)
                                              =========          =========           ========

         At December 31, 2002, the Company has $3,593,000 of state net operating loss carryforwards that begin to expire in 2005. The Company also has approximately $373,000 in federal research and development tax credit carryforwards that expire in 2020. The Company had foreign income before taxes of $386,000, $232,000 and $665,000 in 2002, 2001 and 2000,
     respectively.

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company's gross deferred tax assets and liabilities were comprised of the following:

                                                                         December 31,
(In thousands)                                                    2002                2001
                                                                ---------            --------
Gross deferred tax assets:
  Net operating losses                                          $    188             $    700
  Accrued restructuring expenses                                     635                1,109
  Inventory reserves                                                 749                  371
  Warranty  reserves                                                 238                  262
  Deferred revenue                                                   533                  226
  Foreign tax credits                                                252                    -
  Other liabilities and reserves                                     849                  834
                                                                --------             --------
                                                                   3,444                3,502
Valuation allowance                                                 (439)                   -
                                                                --------             --------
  Net deferred tax assets                                       $  3,005             $  3,502
                                                                ========             ========

Gross deferred tax liabilities:
  Depreciation                                                  $    558             $      -
  Other                                                               33                    -
                                                                --------             --------
     Net deferred tax liabilities                               $    591             $      -
                                                                ========             ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  INCOME TAXES (CONTINUED)

         Based on current year tax law changes, the Company carried back its federal net operating losses to prior years and received a tax refund of approximately $1,061,000 in 2002. The Company expects to carry back its 2002 federal net operating losses to prior years, and expects to receive a refund of approximately $228,000 in 2003. During 2002, the Company established a valuation allowance of $439,000 on a portion of its foreign tax credits, research and development credits and certain state net operating loss carryforwards. Based on future financial projections and the ability to carry back current year net operating losses, the Company has determined that it is more likely than not that the existing net deferred tax asset will be realized, and no additional valuation allowance is considered necessary.

         Differences between the U.S. statutory federal income tax rate and the Company's effective income tax rate are analyzed below:

                                                                              Year Ended December 31,
                                                                2002               2001                2000
                                                             -----------        -----------         -----------
Federal statutory tax rate                                     (34.0)%            (34.0)%             (34.0)%
State income taxes, net of federal income taxes                 (0.3)              (0.9)               (0.3)
Non-deductible purchase accounting adjustments                     -                1.6                 9.9
Tax benefit from foreign sales corporation                         -                  -                (3.1)
Tax benefit from tax credits, net of valuation allowance       (10.6)              (1.7)              (22.9)
Foreign rate differential                                        9.5                  -                (3.5)
Other                                                           (0.6)              (0.8)               (2.7)
                                                               -----              -----               -----
   Effective tax rate                                          (36.0)%            (35.8)%             (56.6)%
                                                               =====              =====               =====

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SIGNIFICANT TRANSACTIONS

         OTHER INCOME: In June 2002, the Company received 2,146 shares of common stock from its health insurance company, Anthem, Inc., upon its demutualization. The Company sold these shares in August 2002 for approximately $145,000, and included this amount in Other Income.

         PREFERRED STOCK SALE: On April 7, 2000 the Company sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Advance Capital Advisors, L.P. and its affiliate in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, the Company issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of the Company's common stock at an exercise price of $9.00 per common share. The warrants, valued at $175,000, are exercisable at any time until April 7, 2005, and will be accreted to preferred stock ratably over 60 months. The Preferred Stock is subject to mandatory conversion into shares of the Company's common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on or after April 7, 2005 at $1,000 per share plus any unpaid dividends. On April 7, 2007, the Company has the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control (which the Company does not believe probable), holders have the right to require the Company to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock have certain voting rights and are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

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

         LOAN TO OFFICER: On February 23, 1999, with the Board of Directors' approval, the Company provided a $330,000 loan to an officer of the Company. The loan proceeds were used to purchase 104,000 shares of the Company's common stock on the open market during January and February 1999. The loan is payable on February 23, 2004, and is a full recourse obligation to the officer collateralized by 154,000 shares of the Company's common stock, which includes 50,000 shares of restricted stock. The loan currently bears interest at a rate equivalent to the Company's average borrowing rate under its current credit facility. Interest payments through December 31, 2001 were added to the principal amount of the loan. During 2002, interest was compounded and added to principal monthly and is payable at maturity. Thereafter, interest will accrue monthly and be payable at maturity. The principal amount of the loan is deducted from shareholders' equity. The total amount of the loan including accrued interest is approximately $434,000 at December 31, 2002.

17.  INTERNATIONAL OPERATIONS

         The Company has foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of $738,000, $1,791,000 and $11,164,000 in 2002, 2001 and 2000, respectively.
     The Company had export sales to its foreign customers from the United States of approximately $3,968,000, $6,131,000 and $5,156,000 in 2002, 2001
     and 2000, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The Company's quarterly results of operations for the years ended December 31, 2002, 2001 and 2000 (unaudited) are as follows:


                                                                                    Quarter Ended
                                                           -----------------------------------------------------------
(In thousands, except per share amounts)                    March 31          June 30      September 30    December 31
                                                           ---------         ---------     ------------    -----------
2002:
    Net sales                                              $  10,525         $  10,921      $   8,852       $   9,163
    Gross profit                                               2,626             3,112          2,302           2,176
    Net income (loss)                                           (129)              289           (709)           (143)
    Net income (loss) available to common Shareholders          (219)              200           (799)           (232)
    Net income (loss) per share:
       Basic and diluted                                       (0.04)             0.04          (0.14)          (0.04)

                                                            March 31           June 30     September 30    December 31
                                                           ---------         ---------     ------------    -----------
2001:
    Net sales                                              $   9,773         $  10,796      $  13,234       $  10,171
    Gross profit                                               1,803             2,413          3,570           1,988
    Net loss                                                  (1,757)           (1,220)          (162)         (1,783)
    Net loss available to common shareholders                 (1,847)           (1,309)          (252)         (1,872)
    Net loss per share:
       Basic and diluted                                       (0.33)            (0.24)         (0.05)          (0.34)

                                                            March 25           June 24     September 23    December 31
                                                           ---------         ---------     ------------    -----------
2000:
    Net sales                                              $  11,238         $  13,740      $  14,604       $  14,138
    Gross profit                                               3,013             3,665          3,867           3,597
    Net income (loss)                                           (300)             (186)           290            (148)
    Net income (loss) available to common Shareholders          (300)             (326)           200            (238)
    Net income (loss) per share:
       Basic and diluted                                       (0.05)            (0.06)          0.04           (0.04)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           Information contained in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 20, 2003 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in Item 1.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information contained in "Executive Compensation" other than the "Compensation Committee Report on Executive Compensation" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(iii)  List of exhibits

       3.1(a)    Certificate of Incorporation of the Company, filed with the      (2)
                 Secretary of State of Delaware on June 17, 1996.

       3.1(b)    Certificate of Amendment of Certificate of Incorporation of      (4)
                 the Company, filed with the Secretary of State of Delaware on
                 June 4, 1997.

       3.1(c)    Certificate of Designation, Series A Preferred Stock, filed      (5)
                 with the Secretary of State of Delaware on December 2, 1997.

       3.1(d)    Certificate of Designation, Series B Preferred  Stock, filed     (8)
                 with the Secretary of State of Delaware on April 6, 2000.

       3.2       Amended and Restated By-laws of the Company.                     (6)

       4.1       Specimen Common Stock Certificate.                               (2)

       4.2       Amended and Restated Rights Agreement between TransAct and       (5)
                 American Stock Transfer & Trust Company dated February
                 16, 1998.

       10.1      Tax Sharing Agreement dated as of July 31, 1996 between Tridex   (3)
                 and TransAct.

       10.2(x)   1996 Stock Plan, effective July 30, 1996.                        (3)

       10.3(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.   (3)

       10.4(x)   2000 Employee Stock Purchase Plan                                (9)

       10.5(x)   2001 Employee Stock Plan                                        (11)

       10.6      Lease  Agreement by and between Bomax Properties and Ithaca,     (2)
                 dated as of March 23, 1992.

       10.7      Second Amendment to Lease Agreement by and between Bomax         (4)
                 Properties and Ithaca, dated December 2, 1996.

       10.8      Agreement regarding the Continuation and Renewal of Lease by    (14)
                 and between Bomax Properties, LLC and TransAct, dated
                 July 18, 2001.

       10.9      Lease Agreement by and between Pyramid Construction Company      (4)
                 and Magnetec, dated July 30, 1997.

       10.10(x)  Employment Agreement, dated July 31, 1996, by and between the    (2)
                 Company and Bart C.Shuldman.

       10.11(x)  Employment Agreement, dated July 31, 1996, by and between the    (2)
                 Company and Richard L. Cote.

       10.12(x)  Severance Agreement by and between TransAct and Lucy H.Staley,   (3)
                 dated September 4, 1996.

       10.13(x)  Release and Settlement Agreement by and between TransAct and    (14)
                 Lucy H. Staley,  dated December 4, 2001

       10.14(x)  Severance Agreement by and between TransAct and Michael          (3)
                 S. Kumpf, dated September 4, 1996.

       10.15(x)  Severance Agreement by and between TransAct and Steven           (6)
                 A. DeMartino, dated January 21, 1998.

       10.16(x)  Severance Agreement by and between TransAct and Mark Goebel,    (10)
                 dated July 31, 1996.

       10.17(x)  Release and Settlement Agreement by and between TransAct and    (14)
                 Mark  Goebel, dated March 1, 2002

       10.18(x)  Severance Agreement by and between TransAct and James B.        (10)
                 Stetson, dated January 24, 2001.

       10.19     Loan Agreement by and between the Company and Bart C.           (14)
                 Shuldman, dated July 1, 2001

       10.20     Loan Agreement by and between the Company and Bart C.           (15)
                 Shuldman, dated January, 2002

       10.21     OEM Purchase Agreement by and between GTECH Corporation,         (7)
                 TransAct Technologies and Magnetec Corporation commencing July
                 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the
                 Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

       10.22     OEM Purchase  Agreement by and between GTECH  Corporation  and  (16)
                 TransAct Technologies Incorporated commencing July 2, 2002.
                 (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this
                 exhibit deleted from the filed copy.)

       10.23     OEM Purchase Agreement by and between Okidata Americas, Inc.    (14)
                 and TransAct, dated June 8, 2001. (Pursuant to Rule 24b-2
                 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

       10.24     Preferred Stock Purchase Agreement and Certificate of            (8)
                 Designation dated as of March 20, 2000 between TransAct
                 Technologies Incorporated and Advance Capital Partners, L.P.
                 and affiliate

       10.25     Loan and Security Agreement dated as of May 25, 2001 among      (12)
                 TransAct, LaSalle Business Credit, Inc. ("LaSalle") and the
                 institutions from time to time a party thereto.

       10.26     Waiver and Amendment No. 1 to Loan and Security Agreement       (13)
                 dated as of October 30, 2001 among TransAct, LaSalle and the institutions from time to time a party thereto.

       10.27     Amendment No. 2 to Loan and Security Agreement dated as of      (14)
                 December 21, 2001 among TransAct, LaSalle and the institutions from time to time a party thereto.

       10.28     Waiver and Amendment No. 3 to Loan and Security Agreement       (17)
                 dated as of November 12, 2002 among TransAct, LaSalle and the institutions from time to time a party thereto.

       10.29     Waiver and Amendment No. 4 to Loan and Security Agreement        (1)
                 dated as of March 24, 2003 among TransAct, LaSalle and the institutions from time to time a party thereto.

       11.1      Computation of earnings per share.                               (1)

       21.1      Subsidiaries of the Company.                                     (1)

       23.1      Consent of PricewaterhouseCoopers LLP.                           (1)

       99.1      Certification pursuant to 18 U.S.C. Section 1350 as adopted      (1)
                 pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

       (14) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, are incorporated by reference.

       (15) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, is incorporated by reference.

       (16) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.

       (17) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, is incorporated by reference.

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

                              TRANSACT TECHNOLOGIES INCORPORATED

                                        By: /s/ Bart C. Shuldman
                                           -------------------------------------
                                            Bart C. Shuldman
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            Date: March 31, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                               Title                                 Date
      ---------                               -----                                 ----
  /s/ Bart C. Shuldman           Chairman of the Board, President and           March 31, 2003
-------------------------        Chief Executive Officer
Bart C. Shuldman                 (Principal Executive Officer)

  /s/ Richard L. Cote            Executive Vice President, Chief Financial      March 31, 2003
-------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                  (Principal Financial Officer)

  /s/ Steven A. DeMartino        Senior Vice President, Finance                 March 31, 2003
-------------------------        and Information Technology
Steven A. DeMartino              (Principal Accounting Officer)

  /s/ Charles A. Dill            Director                                       March 31, 2003
-------------------------
Charles A. Dill

  /s/ Jeffrey T. Leeds           Director                                       March 31, 2003
-------------------------
Jeffrey T. Leeds

  /s/ Thomas R. Schwarz          Director                                       March 31, 2003
-------------------------
Thomas R. Schwarz

  /s/ Graham Y. Tanaka           Director                                       March 31, 2003
-------------------------
Graham Y. Tanaka

                                  CERTIFICATION

I, Bart C. Shuldman, certify that:

1. I have reviewed this annual report on Form 10-K of TransAct Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Bart C. Shuldman
--------------------
Bart C. Shuldman
Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Richard L. Cote, certify that:

1. I have reviewed this annual report on Form 10-K of TransAct Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Richard L. Cote
-------------------
Richard L. Cote
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.29    Waiver and Amendment No. 4 to Loan and Security Agreement dated as of
         March 24, 2003 among TransAct, LaSalle and the institutions from time to time a party thereto.

11.1     Computation of earnings per share.

21.1     Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002