Form 10-Q
period 2003-03-31
TRANSACT TECHNOLOGIES INC
filed 2003-05-09
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2003

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:______________to:_____________________

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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING MAY 2, 2003

COMMON STOCK,
$.01 PAR VALUE                                                    5,717,253

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I.                 Financial Information:

      Item 1            Financial Statements (unaudited)

                        Consolidated  condensed  balance sheets as of March 31, 2003 and December
                        31, 2002                                                                          3

                        Consolidated  condensed  statements  of  operations  for the three months
                        ended March 31, 2003 and 2002                                                     4

                        Consolidated  condensed  statements  of cash  flow for the  three  months
                        ended March 31, 2003 and 2002                                                     5

                        Notes to consolidated condensed financial statements                              6

      Item 2            Management's  Discussion and Analysis of Financial  Condition and Results
                        of Operations                                                                    10

      Item 3            Quantitative and Qualitative Disclosures about Market Risk                       15

      Item 4            Controls and Procedures                                                          15

PART II.                Other Information:

      Item 6            Exhibits and Reports on Form 8-K                                                 15

      Signatures                                                                                         16

      Certifications                                                                                     17

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              MARCH 31,           December 31,
(In thousands)                                                                  2003                 2002
                                                                              ---------           ------------
ASSETS:                                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                  $     306            $     902
   Receivables, net                                                               4,673                4,039
   Inventories                                                                   10,138                8,435
   Refundable income taxes                                                          228                  228
   Deferred tax assets                                                            2,341                2,221
   Other current assets                                                             315                  327
                                                                              ---------            ---------
     Total current assets                                                        18,001               16,152
                                                                              ---------            ---------

Fixed assets, net                                                                 4,032                3,924
Goodwill, net                                                                     1,469                1,469
Deferred tax assets                                                                 193                  193
Other assets                                                                        307                  292
                                                                              ---------            ---------
                                                                                  6,001                5,878
                                                                              ---------            ---------
   Total assets                                                               $  24,002            $  22,030
                                                                              =========            =========

LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                               $     100            $     100
   Accounts payable                                                               3,337                2,983
   Accrued liabilities                                                            3,624                3,592
   Accrued restructuring expenses (Note 5)                                          672                  900
                                                                              ---------            ---------
     Total current liabilities                                                    7,733                7,575
                                                                              ---------            ---------

Revolving bank loan payable                                                       4,535                2,541
Long-term portion of term loan                                                      225                  250
Long-term portion of accrued restructuring (Note 5)                                 693                  818
Other liabilities                                                                   698                  477
                                                                              ---------            ---------
                                                                                  6,151                4,086
                                                                              ---------            ---------
   Total liabilities                                                             13,884               11,661
                                                                              ---------            ---------

Commitments and contingencies (Note 6)

Mandatorily redeemable preferred stock                                            3,844                3,824
                                                                              ---------            ---------

Shareholders' equity:
   Common stock                                                                      57                   57
   Additional paid-in capital                                                     6,313                6,308
   Retained earnings                                                                311                  599
   Unamortized restricted stock compensation                                        (72)                 (97)
   Loan receivable from officer                                                    (330)                (330)
   Accumulated other comprehensive loss                                              (5)                   8
                                                                              ---------            ---------
     Total shareholders' equity                                                   6,274                6,545
                                                                              ---------            ---------
                                                                              $  24,002            $  22,030
                                                                              =========            =========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
(In thousands, except per share data)                    2003              2002
                                                      ----------         ---------
Net sales                                             $    9,012         $  10,525
Cost of sales                                              6,571             7,899
                                                      ----------         ---------

Gross profit                                               2,441             2,626
                                                      ----------         ---------

Operating expenses:
   Engineering, design and product
     development expenses                                    562               546
   Selling and marketing expenses                          1,044             1,031
   General and administrative expenses                     1,099             1,176
   Business consolidation and restructuring
     expenses (Note 5)                                         -                41
                                                      ----------         ---------
                                                           2,705             2,794
                                                      ----------         ---------

Operating loss                                              (264)             (168)
                                                      ----------         ---------
Other income (expense):
   Interest, net                                             (46)              (55)
   Other, net                                                  -                21
                                                      ----------         ---------
                                                             (46)              (34)
                                                      ----------         ---------

Loss before income taxes                                    (310)             (202)
Income tax benefit                                          (112)              (73)
                                                      ----------         ---------

Net loss                                                    (198)             (129)
Dividends and accretion charges on
   preferred stock                                           (90)              (90)
                                                      ----------         ---------

Net loss available to common shareholders             $     (288)        $    (219)
                                                      ==========         =========

Net loss per share:
     Basic and diluted                                $    (0.05)        $   (0.04)
                                                      ==========         =========

Shares used in per share calculation:
     Basic and diluted                                     5,674             5,604
                                                      ==========         =========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
(In thousands)                                                                   2003                   2002
                                                                              -----------           -----------
Cash flows from operating activities:
   Net loss                                                                   $      (198)          $      (129)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                  473                   608
       Deferred income taxes                                                         (120)                  (77)
       Gain on disposal of equipment                                                   (1)                    -
       Changes in operating assets and liabilities:
         Receivables                                                                 (634)                  471
         Inventories                                                               (1,703)                  349
         Other current assets                                                          12                   (19)
         Other assets                                                                 (39)                  (13)
         Accounts payable                                                             354                   332
         Accrued liabilities and other liabilities                                    253                   (57)
         Customer advance payment                                                       -                 4,062
         Accrued restructuring expenses                                              (353)                 (644)
                                                                              -----------           -----------
           Net cash (used in) provided by operating activities                     (1,956)                4,883
                                                                              -----------           -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                         (532)                 (190)
   Proceeds from sale of fixed assets                                                   1                     -
                                                                              -----------           -----------
     Net cash used in investing activities                                           (531)                 (190)
                                                                              -----------           -----------

Cash flows from financing activities:
   Revolving bank loan borrowings (repayments), net                                 1,994                (4,994)
   Term loan repayments                                                               (25)                  (25)
   Proceeds from option exercises                                                       5                    79
   Payment of cash dividends on preferred stock                                       (70)                  (70)
                                                                              -----------           -----------
     Net cash provided by (used in) financing activities                            1,904                (5,010)
                                                                              -----------           -----------

Effect of exchange rate changes on cash                                               (13)                  (23)
                                                                              -----------           -----------

Decrease in cash and cash equivalents                                                (596)                 (340)
Cash and cash equivalents at beginning of period                                      902                   417
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $       306           $        77
                                                                              ===========           ===========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. The December 31, 2002 consolidated condensed balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings per share

                  Basic earnings per common share for the three months ended March 31, 2003 and 2002 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three months ended March 31, 2003 and 2002, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive. The outstanding stock options, warrants and convertible mandatorily redeemable preferred stock would entitle holders to acquire 1,456,000 and 1,242,000 shares of common stock as of March 31, 2003 and 2002, respectively.

3.       Inventories:

           The components of inventory are:

                                                      March 31,           December 31,
(In thousands)                                          2003                  2002
                                                     ---------            ------------
Raw materials and component parts                    $   9,961             $   8,339
Work-in-process                                              -                     1
Finished goods                                             177                    95
                                                     ---------             ---------
                                                     $  10,138             $   8,435
                                                     =========             =========

4.       Significant transactions

                  On March 24, 2003, the Company amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 4"), LaSalle (1) waived compliance with the minimum EBITDA covenant as of December 31, 2002, (2) revised this covenant and certain other financial covenants through May 2004 and (3) eliminated the availability of the $1 million equipment loan facility due to expire in May 2003. In addition, LaSalle has restricted $1 million of the Company's borrowing availability under the revolving credit line pending the outcome of ongoing patent licensing discussions for the use of certain third party technology. Upon execution of LaSalle Amendment No.4, the Company paid a fee of $25,000 to LaSalle.

                      . TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.       Business consolidation and restructuring

                  In February 2001, the Company announced plans to establish a global engineering and manufacturing center at its Ithaca, NY facility. As part of this strategic decision, the Company undertook a plan to consolidate all manufacturing and engineering into its existing Ithaca, NY facility and close its Wallingford, CT facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. The Company currently maintains a small component production line and service depot in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. The Company had applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses.

                  Since 2001, the Company has incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs. The Company does not expect to incur any additional charges related to the Consolidation during 2003.

                  The following table summarizes the activity recorded in the restructuring accrual during the three months ended March 31, 2003 and 2002.

                                               Three Months Ended
                                                    March 31,
(In thousands)                                2003            2002
                                            --------        --------
Accrual balance, beginning of
   period                                   $  1,718        $  3,002

Business consolidation and
   restructuring expenses                          -              41
Cash payments                                   (353)           (685)
                                            --------        --------

Accrual balance, end of period              $  1,365        $  2,358
                                            ========        ========

                  Approximately $693,000 and $818,000 of the restructuring accrual was classified as long-term at March 31, 2003 and December 31, 2002, respectively. These amounts represent the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year. The accrual at March 31, 2003 includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004.

6.       Contingent liabilities

                  In November 2002, the Company was advised that certain POS printers sold by the Company since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. The Company is analyzing the cited patents for validity and applicability to the Company's products. In an effort to resolve this matter, the Company has offered to pay approximately $160,000, while the other party seeks payment of up to $950,000. While the outcome of the Company's patent analysis and discussions cannot be predicted, the Company recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what the Company believes to be a fair and reasonable payment for past sales of such printers. During the first quarter of 2003, the Company accrued an additional $54,000 in cost of sales to reflect the potential payment for printers sold during the quarter.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.       Accounting for Stock-Based Compensation

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

                                                                    Three months ended
                                                                          March 31,
                                                                    2003            2002
                                                                   -------        -------
(In thousands, except per share data)
Net loss available to common shareholders:
  Net loss available to common shareholders,
     as reported                                                   $  (288)       $  (219)
  Add: Stock-based compensation expense
     included in reported net loss, net of tax                          16             46
  Deduct: Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax                                       (161)          (136)
                                                                   -------        -------
  Pro forma net loss available to common
     Shareholders                                                  $  (433)       $  (309)
                                                                   =======        =======
Net loss per share:
  Basic and diluted:
     As reported                                                   $ (0.05)       $ (0.04)
     Pro forma                                                       (0.08)         (0.06)

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.       Accounting for Stock-Based Compensation (continued)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the three months ended March 31, 2003 and 2002.

                                                                               Three months ended
                                                                                   March 31,
                                                                             2003              2002
                                                                           --------          ---------
Risk-free interest rate                                                         2.7%              4.5%
Dividend yield                                                                    0%                0%
Expected volatility factor                                                     82.3%             83.3%
Expected option term                                                       6.4 years         6.4 years
Weighted average fair value of options granted during period                   $3.28             $4.12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers including GTECH Corporation; dependence on third parties for sales in Europe and Latin America; economic and political conditions in the United States, Europe and Latin America; marketplace acceptance of our new products; risks associated with foreign operations; our ability to successfully sublease our facility in Wallingford, CT; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

PLANT CONSOLIDATION

In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT facility (the "Consolidation"). Our technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in our printers, and therefore, lowers the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of a small production line and service depot that remains in Connecticut. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

Through December 31, 2002, we incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.0 million and $4.1 million was recognized in 2002 and 2001, respectively. We do not expect to incur any additional charges related to the Consolidation during 2003. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

As a result of the Consolidation, we realized improved gross margins and lower operating expenses in 2002, and lowered our operating income breakeven point from $54 million to approximately $42 million in sales (based on our current sales mix and operating expense level), which we believe will provide us with substantial operating leverage in 2003.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies," included in our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES. Net sales by market for the current and prior year's quarter in dollars and as a percentage of total net sales were as follows:

                                Three months ended             Three months ended
(In thousands, except %)          March 31, 2003                 March 31, 2002
                              --------------------           --------------------
Point of sale                 $   4,331       48.1%          $   4,072       38.7%
Gaming and lottery                4,681       51.9               6,453       61.3
                              --------------------           --------------------
                              $   9,012      100.0%          $  10,525      100.0%
                              ====================           ====================

International                 $   1,066       11.8%          $   1,011        9.6%
                              ====================           ====================

Net sales for the first quarter of 2003 decreased $1,513,000, or 14%, from the prior year's first quarter due to lower shipments into the gaming and lottery market, offset by slightly higher sales into our point of sale ("POS") market. Overall, international sales increased slightly by $55,000, or 5%.

POINT OF SALE:

Sales of our POS printers increased by approximately $259,000, or 6% from the same period last year. Domestic POS printer sales increased to $3,269,000, representing a $178,000, or 6%, increase from the first quarter of 2002, due to higher sales through our U.S. distributors. Despite this increase, domestic sales remained soft due to continued lower capital spending by users of our POS products. However, sales of our POSjet line of inkjet printers increased by approximately 107% in the first quarter of 2003 compared to the first quarter of 2002.

International POS printer shipments increased by approximately $81,000, or 8%, to $1,062,000, due primarily to higher sales through our expanding network of international distributors and higher service and spare parts revenue.

Due to on-going economic weakness, we expect continued lower capital spending by users of our POS products, and continued worldwide softness in demand for our POS products in 2003. As a result, we expect sales into the POS market for the second quarter of 2003 to be consistent with those reported for the first quarter of 2003.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers decreased by $1,772,000, or 27%, from the first quarter a year ago, primarily due to lower shipments of our on-line lottery printer, somewhat offset by stronger sales of our video lottery terminal ("VLT") and slot machine printers.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact on-line and in-lane lottery printers, and spare parts revenue, decreased $3,600,000 to approximately $800,000 in the first quarter of 2003.

Shipments of impact on-line lottery printers and spare parts revenue decreased by $3,000,000 to approximately $800,000 in the first quarter of 2003. Although GTECH may place future orders for our impact on-line lottery printer, we do not currently have any orders for such printers, and we cannot predict if and when any such orders may occur. Shipments of in-lane lottery printers totaled approximately $600,000 in the first quarter of 2002. We made no in-lane lottery printer shipments in the first quarter of 2003. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We have received orders from GTECH for approximately $6.5 million of these thermal printers, of which we expect to ship approximately $4.0 million during the second quarter of 2003 and the remainder during the third quarter of 2003. We expect to receive additional thermal printer orders from GTECH for delivery in 2003.

See the table below for an analysis of revenues from GTECH.

                                                        Three months ended
                                                            March 31,
                                                        2003        2002
                                                        ----       ------
On-line lottery printers and spare parts                $800       $3,800
In-lane lottery printers                                   -          600
                                                        ----       ------
                                                        $800       $4,400
                                                        ====       ======
% of consolidated net sales                                9%          42%

Sales of our gaming printers, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $1,800,000 to $3,900,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our gaming printers to continue to increase during the second quarter and the remainder of 2003, as more casinos are expected to convert to ticket-in, ticket-out slot machines and as a result of the VLT initiative in the state of New York.

International sales into the gaming and lottery market were minimal in both the first quarter of 2003 and 2002.

GROSS PROFIT. Gross profit decreased $185,000, or 7%, due primarily to lower volume of sales. Despite a 14% decline in sales, gross margin increased to 27.1% from 25.0%, largely as a result of a more favorable sales mix in the first quarter of 2003 compared to the first quarter of 2002. We expect gross margin for the second quarter of 2003 to be approximately 30%, due largely to higher expected volume of sales compared to the first quarter of 2003.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased slightly by $16,000, or 3%. Such expenses also increased as a percentage of net sales to 6.2% from 5.2%, due primarily to lower volume of sales in the first quarter of 2003 compared to the first quarter of 2002.

SELLING AND MARKETING. Selling and marketing expenses increased slightly by $13,000, or 1%. Selling and marketing expenses also increased as a percentage of net sales to 11.6% from 9.8%, due to lower volume of sales in the first quarter of 2003 compared to the first quarter of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $77,000, or 7%. The decrease primarily resulted from staff reductions resulting from the Consolidation, somewhat offset by higher legal expenses to support our growing patent portfolio. General and administrative expenses increased as a percentage of net sales to 12.2% from 11.2% due primarily to lower volume of sales in the first quarter of 2003 compared to the first quarter of 2002.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first quarter of 2002, we incurred $41,000 of expenses related to the Consolidation, primarily for severance costs. We did not incur any charges related to the Consolidation in the first quarter of 2003, and do not expect to incur any additional charges for the remainder of 2003. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING LOSS. During the first quarter of 2003 we reported an operating loss of $264,000, or 2.9% of net sales, compared to an operating loss of $168,000, or 1.6% of net sales in the first quarter of 2002. The increase in our operating loss was due largely to lower gross profit on lower sales, partially offset by lower operating expenses, in the first quarter of 2003 compared to 2002.

INTEREST. Net interest expense decreased to $46,000 from $55,000 in the first quarter of 2002 due largely to lower average revolving borrowings and lower interest rates. We expect revolving borrowings to increase to approximately $5 million to $6 million by end of the second quarter of 2003, as we fund growth in receivables and inventories for anticipated higher sales volume in the second quarter of 2003. As a result, we expect interest expense to increase in the second quarter of 2003 compared to the first quarter of 2003. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME. Other income for the first quarter of 2002 primarily includes transaction exchange gain recorded by our UK subsidiary.

INCOME TAXES. We recorded an income tax benefit of $112,000 and $73,000 in the first quarter of 2003 and 2002, respectively, at an effective rate of approximately 36.0% in each quarter.

NET LOSS. We reported a net loss during the first quarter of 2003 of $198,000, or $0.05 per share (basic and diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock. This compares to a net loss of $129,000, or $0.04 per share (basic and diluted) for the first quarter of 2002, after giving effect to $90,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, assuming no conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operating activities - summary: We used cash in operations of $1,956,000 in the first quarter of 2003, compared to generating $4,883,000 of cash from operations in the first quarter of 2002. The significant decrease in cash generated from operations was the result of two primary factors. First, we received an advanced payment of approximately $5,824,000 from a customer in the first quarter of 2002 that significantly increased cash from operations for that period. Second, we made a significant investment in inventory during the first quarter of 2003, as we prepared for increased sales of our gaming and lottery printers for the second quarter of 2003.

Cash provided by operating activities: During the first quarter of 2003, depreciation and amortization totaled $473,000 compared to $608,000 in the same quarter of 2002. Accounts payable increased by $354,000 from the year-end due largely to the increase in our inventory. We expect accounts payable to continue to increase in the second quarter of 2003 in proportion to our expected inventory increase. Accrued liabilities and other liabilities, excluding accrued restructuring, increased by $253,000, primarily due to an increase in deferred revenue on an extended warranty contract with a certain customer.

Cash used in operating activities: Offsetting the activities providing cash in the first quarter of 2003 were the following. Deferred taxes increased by $120,000 due primarily to the income tax benefit recorded in the first quarter of 2003. Receivables increased by approximately $634,000 from year-end, due largely to the timing of sales in the quarter. Inventories increased by approximately $1,703,000, in preparation for volume shipments of our new thermal on-line lottery printer for GTECH and anticipated increasing sales of our gaming printers in the second quarter of 2003. The restructuring accrual decreased by $353,000, representing payouts for severance pay and related benefits and lease payments for the Wallingford Facility. (See "Consolidation Expenses" below).

Investing activities: Our capital expenditures were approximately $532,000 and $190,000 in the first quarter of 2003 and 2002, respectively. These expenditures primarily included new product tooling, and to a lesser extent, computer equipment. We expect capital expenditures for 2003 to be approximately $1,800,000, primarily for tooling for our new thermal lottery printer for GTECH and other new products.

Financing activities: Financing activities provided $1,904,000 during the first quarter of 2003, largely due to net borrowings under our revolving credit facility (approximately $1,994,000), partially offset by term loan repayments (approximately $25,000) and payments of cash dividends on our preferred stock (approximately $70,000). Financing activities used $5,010,000 during the first quarter of 2002, largely due to repayment of borrowings under our revolving credit line as a result of the receipt of an advanced payment of approximately $5,824,000 from a customer in the first quarter of 2002.

WORKING CAPITAL

Our working capital increased to $10,268,000 at March 31, 2003 from $8,577,000 at December 31, 2002. The current ratio also increased to 2.34 to 1 at March 31, 2003 from 2.13 to 1 at December 31, 2002. The increase in both working capital and the current ratio was largely due to (1) higher inventories ($1,703,000) and
(2) higher receivables ($634,000), offset by (3) lower cash and cash equivalents ($596,000) compared to December 31, 2002.

DEFERRED TAXES

As of March 31, 2003, we had a net deferred tax asset of approximately $2,534,000. In order to utilize this deferred tax asset, we will need to generate approximately $7 million of taxable income in future years. Based on future financial projections and our ability to carry back our 2002 net operating loss, we have determined that that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. We are analyzing the cited patents for validity and applicability to our products. In an effort to resolve this matter, we have offered to pay approximately $160,000, while the other party seeks payment of up to $950,000 (the "Patent Resolution Payment"). While the outcome of our patent analysis and discussions cannot be predicted, we recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what we believe to be a fair and reasonable payment for past sales of such printers. During the first quarter of 2003, we accrued an additional $54,000 in cost of sales to reflect the potential payment for printers sold during the quarter.

CREDIT FACILITY AND BORROWINGS

We currently have a $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle") that expires on May 25, 2004. The LaSalle Credit Facility provides a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Revolving borrowings under the LaSalle Credit Facility bear a floating rate of interest based on LaSalle's prime rate plus 1.0%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 3.5%. Borrowings under the term loan and equipment loan bear a floating rate of interest based on LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%.

On March 24, 2003, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 4"), LaSalle (1) waived compliance with the minimum EBITDA covenant as of December 31, 2002, (2) revised this covenant and certain other financial covenants through May 2004 and (3) eliminated the availability of the $1 million equipment loan facility due to expire in May 2003. In addition, LaSalle has restricted $1 million of our borrowing availability under the revolving credit line pending the Patent Resolution Payment. Upon execution of LaSalle Amendment No. 4, we paid a fee of $25,000 to LaSalle.

As of March 31, 2003, we had $4,535,000 and $325,000 outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the LaSalle Credit Facility were approximately $7,465,000 at March 31, 2003. However, our maximum available borrowings under the facility were approximately $2,450,000 at March 31, 2003 based on the borrowing base of our collateral. Annual principal payments on the term loan are $100,000.

PREFERRED STOCK

In connection with its 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends to Advance Capital Advisors, L.P. in the first quarter of 2003 and 2002, and expect to pay $70,000 per quarter for the remainder of 2003. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.

CONSOLIDATION EXPENSES

Through December 31, 2002, we incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.0 million and $4.1 million was recognized in 2002 and 2001, respectively. We do not expect to incur any additional charges related to the Consolidation during 2003.

Accrued restructuring expenses related to the Consolidation totaled $1,365,000 at March 31, 2003, and include remaining severance pay, and estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. We paid approximately $353,000 and $685,000 of Consolidation expenses in the first quarter of 2003 and 2002, respectively. We expect to pay approximately $450,000 of these expenses in the last nine months of 2003, and the remaining $915,000 in 2004.

RESOURCE SUFFICIENCY

We believe that cash flows generated from operations and borrowings available under the LaSalle Credit Facility, as amended, will provide sufficient resources to meet the Company's working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment (as described in Note 6 to the Consolidated Condensed Financial Statements), finance its capital expenditures and meet its liquidity requirements through December 31, 2003. However, we recognize that the level of financial resources available to us is an important factor, and we will consider additional financing sources as appropriate, including raising additional equity capital on an on-going basis as market factors and our needs suggest. We currently expect to refinance any outstanding borrowings under the LaSalle Credit Facility prior to its expiration in May 2004.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our LaSalle Credit Facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under the LaSalle Credit Facility would not have a material effect on our results of operations or cash flow.

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

                                           TRANSACT TECHNOLOGIES INCORPORATED
                                           ----------------------------------
                                           (Registrant)

May 9, 2003                                /s/ Richard L. Cote
                                           --------------------
                                           Richard L. Cote
                                           Executive Vice President, Secretary,
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 9, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 9, 2003

/s/ Richard L. Cote
-------------------
Richard L. Cote
Executive Vice President, Secretary,
 Treasurer and Chief Financial Officer

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
11.1      Computation of earnings per share.

99.1      Certification  pursuant to 18 U.S.C.Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002