Form 10-Q
period 2003-06-30
TRANSACT TECHNOLOGIES INC
filed 2003-08-11
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:______________________to:________________________

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING AUGUST 1, 2003
-------------                                         --------------------------

COMMON STOCK,
$.01 PAR VALUE                                                  5,842,429

                       TRANSACT TECHNOLOGIES INCORPORATED

                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I.               Financial Information:

      Item 1          Financial Statements (unaudited)

                      Consolidated condensed balance sheets as of June 30, 2003 and December
                      31, 2002                                                                           3

                      Consolidated condensed statements of operations for the three and six
                      months ended June 30, 2003 and 2002                                                4

                      Consolidated condensed statements of cash flow for the six months ended
                      June 30, 2003 and 2002                                                             5

                      Notes to consolidated condensed financial statements                               6

      Item 2          Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                     11

      Item 3          Quantitative and Qualitative Disclosures about Market Risk                        19

      Item 4          Controls and Procedures                                                           19

PART II.              Other Information:

      Item 4          Submission of Matters to a Vote of Security Holders                               20

      Item 6          Exhibits and Reports on Form 8-K                                                  21

      Signatures                                                                                        22

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JUNE 30,           December 31,
(In thousands)                                                         2003                 2002
                                                                     ---------           ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                         $     293           $        902
   Receivables, net                                                      8,778                  4,039
   Inventories                                                           9,930                  8,435
   Refundable income taxes                                                 228                    228
   Deferred tax assets                                                   1,954                  2,221
   Other current assets                                                    313                    327
                                                                     ---------           ------------
     Total current assets                                               21,496                 16,152
                                                                     ---------           ------------

Fixed assets, net                                                        3,984                  3,924
Goodwill, net                                                            1,469                  1,469
Deferred tax assets                                                        442                    193
Other assets                                                               166                    292
                                                                     ---------           ------------
                                                                         6,061                  5,878
                                                                     ---------           ------------
   Total assets                                                      $  27,557           $     22,030
                                                                     =========           ============

LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                      $     100           $        100
   Accounts payable                                                      3,328                  2,983
   Accrued liabilities                                                   3,766                  3,592
   Accrued restructuring expenses (Note 5)                                 625                    900
                                                                     ---------           ------------
     Total current liabilities                                           7,819                  7,575
                                                                     ---------           ------------
Revolving bank loan payable                                              5,976                  2,541
Long-term portion of term loan                                             200                    250
Long-term portion of accrued restructuring (Note 5)                        601                    818
Other liabilities                                                          948                    477
                                                                     ---------           ------------
                                                                         7,725                  4,086
                                                                     ---------           ------------
   Total liabilities                                                    15,544                 11,661
                                                                     ---------           ------------
Commitments and contingencies (Note 6)

Mandatorily redeemable preferred stock                                   3,863                  3,824
                                                                     ---------           ------------
Shareholders' equity:
   Common stock                                                             58                     57
   Additional paid-in capital                                            7,108                  6,308
   Retained earnings                                                     1,009                    599
   Unamortized restricted stock compensation                               (58)                   (97)
   Loan receivable from officer                                              -                   (330)
   Accumulated other comprehensive income                                   33                      8
                                                                     ---------           ------------
     Total shareholders' equity                                          8,150                  6,545
                                                                     ---------           ------------
                                                                     $  27,557           $     22,030
                                                                     =========           ============

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
(In thousands, except per share data)                    2003             2002             2003               2002
                                                      ---------         ---------        ---------         ----------
Net sales                                             $  13,378         $  10,921        $  22,390         $   21,446
Cost of sales                                             9,166             7,809           15,737             15,708
                                                      ---------         ---------        ---------         ----------

Gross profit                                              4,212             3,112            6,653              5,738
                                                      ---------         ---------        ---------         ----------

Operating expenses:
   Engineering, design and product
     development expenses                                   545               504            1,107              1,050
   Selling and marketing expenses                         1,264             1,094            2,308              2,125
   General and administrative expenses                    1,119             1,108            2,218              2,284
   Business consolidation and restructuring
     expenses (Note 5)                                        -                 5                -                 46
                                                      ---------         ---------        ---------         ----------
                                                          2,928             2,711            5,633              5,505
                                                      ---------         ---------        ---------         ----------

Operating income                                          1,284               401            1,020                233
                                                      ---------         ---------        ---------         ----------
Other income (expense):
   Interest, net                                            (76)              (34)            (122)               (89)
   Other, net                                               (26)               84              (26)               105
                                                      ---------         ---------        ---------         ----------
                                                           (102)               50             (148)                16
                                                      ---------         ---------        ---------         ----------
Income before income taxes                                1,182               451              872                249
Income taxes                                                395               162              283                 89
                                                      ---------         ---------        ---------         ----------

Net income                                                  787               289              589                160
Dividends and accretion charges on
   preferred stock                                          (89)              (89)            (179)              (179)
                                                      ---------         ---------        ---------         ----------

Net income (loss) available to common
shareholders                                          $     698         $     200        $     410         $      (19)
                                                      =========         =========        =========         ==========

Net income per share:
     Basic and diluted                                $    0.12         $    0.04        $    0.07         $        -
                                                      =========         =========        =========         ==========

Shares used in per share calculation:
     Basic                                                5,737             5,626            5,706              5,615
                                                      =========         =========        =========         ==========
     Diluted                                              6,047             5,626            5,897              5,615
                                                      =========         =========        =========         ==========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          JUNE 30,
(In thousands)                                                                   2003                  2002
                                                                              -----------           -----------
Cash flows from operating activities:
   Net income                                                                 $       589           $       160
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash compensation expense                                                   39                   121
       Depreciation and amortization                                                  867                 1,027
       Deferred income taxes                                                          267                    74
       Gain on disposal of equipment                                                   (1)                    -
       Changes in operating assets and liabilities:
         Receivables                                                               (4,739)                  173
         Inventories                                                               (1,495)                1,540
         Other current assets                                                          14                    (5)
         Other assets                                                                  71                   (19)
         Accounts payable                                                             345                  (421)
         Accrued liabilities and other liabilities                                    645                   373
         Customer advance payment                                                       -                   944
         Accrued restructuring expenses                                              (492)               (1,407)
                                                                              -----------           -----------
           Net cash (used in) provided by operating activities                     (3,890)                2,560
                                                                              -----------           -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                         (872)                 (269)
   Proceeds from sale of fixed assets                                                   1                     -
   Repayment of loan receivable from officer                                          330                     -
                                                                              -----------           -----------
     Net cash used in investing activities                                           (541)                 (269)
                                                                              -----------           -----------

Cash flows from financing activities:
   Revolving bank loan borrowings (repayments), net                                 3,435                (2,485)
   Term loan repayments                                                               (50)                  (50)
   Proceeds from option exercises                                                     552                   107
   Payment of cash dividends on preferred stock                                      (140)                 (140)
                                                                              -----------           -----------
     Net cash provided by (used in) financing activities                            3,797                (2,568)
                                                                              -----------           -----------

Effect of exchange rate changes on cash                                                25                    61
                                                                              -----------           -----------

Decrease in cash and cash equivalents                                                (609)                 (216)
Cash and cash equivalents at beginning of period                                      902                   417
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $       293           $       201
                                                                              ===========           ===========

            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. TransAct Technologies Incorporated ("TransAct" or the "Company"), through its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R)and Magnetec(R)brand names. In addition, the Company markets related consumables, spare parts and service. The Company's printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. The Company focuses on two core markets: point-of-sale ("POS") and gaming and lottery. The Company sells its products to original equipment manufacturers ("OEMs"), value-added resellers, selected distributors and directly to end-users. The Company's product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

                  In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The December 31, 2002 consolidated condensed balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

                  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.       Earnings per share

                  Basic earnings per common share for the three and six months ended June 30, 2003 and 2002 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and six months ended June 30, 2002, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive. The outstanding stock options, warrants and convertible mandatorily redeemable preferred stock that were excluded from the diluted earnings per share calculation would entitle holders to acquire 444,000 and 1,431,000 shares of common stock as of June 30, 2003 and 2002, respectively.

3.       Inventories:

                  The components of inventory are:

                                             June 30,      December 31,
           (In thousands)                     2003             2002
                                            ---------      ------------
Raw materials and component parts           $   9,792        $   8,339
Work-in-process                                     -                1
Finished goods                                    138               95
                                            ---------        ---------
                                            $   9,930        $   8,435
                                            =========        =========

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.       Significant transactions

                  In May 2003, an officer of the Company repaid an outstanding loan of $330,000, plus accrued interest.

                  During the second quarter of 2003, the Company received cash proceeds of approximately $552,000 from the issuance of approximately 110,000 shares of common stock from employee stock option exercises. The Company also recorded a deferred tax asset of approximately $249,000 resulting from the sale of employee stock from these stock option exercises.

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

                  The following table summarizes the activity recorded in the restructuring accrual during the three and six months ended June 30, 2003 and 2002.

                                               Three Months Ended               Six Months Ended
                                                    June 30,                         June 30,
(In thousands)                                2003            2002             2003            2002
                                            --------        --------         --------        --------
Accrual balance, beginning of
  period                                    $  1,365        $  2,358         $  1,718        $  3,002

Business consolidation and
  restructuring expenses                           -               5                -              46
Cash payments                                   (139)           (768)            (492)         (1,453)
                                            --------        --------         --------        --------

Accrual balance, end of period              $  1,226        $  1,595         $  1,226        $  1,595
                                            ========        ========         ========        ========

                  Approximately $601,000 and $818,000 of the restructuring accrual were classified as long-term at June 30, 2003 and December 31, 2002, respectively. These amounts represent the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year. The accrual at June 30, 2003 includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6.       Contingent liabilities

                  In November 2002, the Company was advised that certain POS printers sold by the Company since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. The Company is analyzing the cited patents for validity and applicability to the Company's products. In an effort to resolve this matter, the Company has offered to pay approximately $160,000 related to past usage, while the other party seeks payment of up to $950,000 (the "Patent Resolution Payment"). Discussions with the other party are ongoing, and the outcome is uncertain. While the outcome of the Company's patent analysis and discussions cannot be predicted, the Company recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what the Company believes to be a fair and reasonable payment for past sales of such printers. During the three and six months ended June 30, 2003, the Company recognized additional charges in cost of sales to reflect the potential payment for printers sold during these periods that may use technology covered by the competitor's patents.

7.       Accrued product warranty liability

                  The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2003 and 2002.

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
(In thousands)                                      2003         2002            2003           2002
                                                   -------      ------          ------         ------
Balance, beginning of period                       $   625      $  719          $  644         $  710
Additions related to warranties issued                  80         140             195            280
Warranty costs incurred                               (104)       (105)           (238)          (236)
                                                   -------      ------          ------         ------

Balance, end of period                             $   601      $  754          $  601         $  754
                                                   =======      ======          ======         ======

8.       Accounting for Stock-Based Compensation

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company generally equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has recorded stock-based compensation expense related to restricted stock grants ratably over the vesting period.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8.       Accounting for Stock-Based Compensation (continued)

                  The following table illustrates the effect on net income
         (loss), compensation expense and net income (loss) per share as if the Black-Scholes fair value method described in FAS 123, "Accounting for Stock-Based Compensation" had been applied to the Company's stock plans.

                                                    Thee months ended             Six months ended
                                                        June 30,                      June 30
                                                    2003         2002            2003           2002
                                                   -------      ------          ------         ------
(In thousands, except per share data)
Net loss available to common shareholders:
  Net income, as reported                          $   787      $  289          $  589         $  160
  Add: Stock-based compensation expense
     included in reported net income,
     net of tax                                          9          31              26             77
  Deduct: Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax                       (153)       (150)           (315)          (286)
                                                   -------      ------          ------         ------
  Pro forma net income (loss)                          643         170             300            (49)
  Dividends and accretion charges on
     preferred stock                                   (89)        (89)           (179)          (179)
                                                   -------      ------          ------         ------
  Pro forma net income (loss) available to
     common shareholders                           $   554      $   81          $  121         $ (228)
                                                   =======      ======          ======         ======

Net income (loss) per share:
  Basic:
     As reported                                   $  0.12      $ 0.04          $ 0.07         $    -
     Pro forma                                     $  0.10      $ 0.01          $ 0.02         $(0.04)
  Diluted:
     As reported                                   $  0.12      $ 0.04          $ 0.07         $    -
     Pro forma                                     $  0.09      $ 0.01          $ 0.02         $(0.04)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the three and six months ended June 30, 2003 and 2002.

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                    2003         2002            2003           2002
                                                  --------     --------        ---------      --------
Risk-free interest rate                                2.5%        4.6%            2.6%           4.5%
Dividend yield                                           0%          0%              0%             0%
Expected volatility factor                            82.0%       83.3%           82.0%          83.3%
Expected option term                              5.7 years    6.4 years       5.7 years      6.4 years
Weighted average fair value of options
  granted during period                            $  6.33      $ 4.22          $ 5.72         $ 4.14

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

9.       Subsequent Events

                  On July 8, 2003, the holders of the Series B Cumulative Convertible Redeemable Preferred Stock, Advance Capital Advisors, L.P., exercised their 44,444 warrants to purchase common stock at $9 per share. In lieu of cash consideration, the Company canceled 31,821 of their warrants in exchange for the issuance of 12,623 shares of common stock.

                  On August 6, 2003, the Company entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at prime rate plus 0.25%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, the Company may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company, restricts the payment of dividends on its common stock and the creation of other liens.

                  The borrowing base of the revolving credit line under the Banknorth Facility is based on the lesser of $11.5 million and (i) 85% of eligible accounts receivable plus (ii) the lesser of (a) $5,500,000 and (b) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (iii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment (see Note 6) and less
         (iv) a $40,000 credit reserve.

                  Concurrent with the signing of the Banknorth Credit Facility, the Company borrowed $450,000 under the equipment loan facility. Principal payments for any borrowings under the equipment loan facility are due in equal installments based on a sixty month amortization schedule, plus accrued interest, on the first day of each month beginning September 1, 2003, with the unpaid principal balance due on the earlier of (1) July 31, 2008 or (2) acceleration of the indebtedness under the revolving credit line or the equipment line due to an event of default.

                  The Company will record a charge of approximately $110,000 in the third quarter of 2003 related to unamortized deferred financing costs from the prior credit facility with LaSalle.

10.      Recent accounting pronouncements

                  In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that FAS 150 will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers including GTECH Corporation; dependence on third parties for sales in Europe and Latin America; economic and political conditions in the United States, Europe and Latin America; marketplace acceptance of our new products; risks associated with foreign operations; risks associated with the determination of the Patent Resolution Payment; our ability to successfully sublease our facility in Wallingford, CT; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report, and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

As a result of the Consolidation, we realized improved gross margins and lower operating expenses in 2002, and lowered our operating income breakeven point from $54 million to approximately $42 million in sales (based on our current sales mix and operating expense level), which we believe will provide us with substantial operating leverage in 2003 and the reasonably foreseeable future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES. Net sales by market for the current and prior year's quarter in dollars and as a percentage of total net sales were as follows:

                                Three months ended           Three months ended
(In thousands, except %)          June 30, 2003                 June 30, 2002
                              ----------------------         -------------------
Point of sale                 $   4,808         35.9%        $   5,062     46.4%
Gaming and lottery                8,570         64.1             5,859     53.6
                              ----------------------         -------------------
                              $  13,378        100.0%        $  10,921    100.0%
                              ======================         ===================

International                 $   1,318          9.9%        $   1,073      9.8%
                              ======================         ===================

Net sales for the second quarter of 2003 increased $2,457,000, or 22%, from the prior year's second quarter due to significantly higher shipments into the gaming and lottery market, offset by slightly lower sales into our point of sale ("POS") market. Overall, international sales increased by $245,000, or 23%.

POINT OF SALE:

Sales of our POS printers decreased by approximately $254,000, or 5% from the same period last year. Domestic POS printer sales decreased to $3,881,000, representing a $205,000, or 5%, decrease from the second quarter of 2002, due primarily to lower sales through our U.S. distributors. Domestic sales remained soft due to continued lower capital spending by users of our POS products. However, sales of our POSjet line of inkjet printers increased by approximately 37% in the second quarter of 2003 compared to the second quarter of 2002, due largely to shipments of our Bankjet line of inkjet printers to a major financial services holding company to upgrade its U.S. bank teller stations.

International POS printer shipments decreased by approximately $49,000, or 5%, to $927,000, due primarily to lower sales of our thermal fiscal printers in Europe. Sales of such printers are principally project-oriented, and we cannot predict if and when future sales may occur. Lower thermal fiscal printer sales were somewhat offset by higher sales through our expanding network of international distributors and higher service and spare parts revenue.

Despite ongoing economic weakness and continued lower capital spending by users of our POS products, we expect sales into the POS market for the third quarter of 2003 to be higher than those reported for the second quarter of 2003, due to expected sales of our newly-introduced iTherm(TM) 280 two-color thermal printer and continued growth in sales of our POSjet and Bankjet lines of inkjet printers.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $2,711,000, or 46%, from the second quarter a year ago, primarily due to significantly higher shipments of our slot machine printers.

Sales of our gaming printers, which include video lottery terminal ("VLT") and slot machine printers, and related spare parts and repairs, increased by approximately $2,900,000 to $5,200,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our gaming printers to continue to increase during the remainder of 2003, as more casinos are expected to convert to ticket-in, ticket-out slot machines and as a result of the VLT initiative in the state of New York.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact and thermal on-line lottery printers, impact in-lane lottery printers, and spare parts revenue, decreased by $200,000 to approximately $3,350,000 in the second quarter of 2003.

Shipments of on-line lottery printers (which include impact and thermal printers) and spare parts revenue decreased by $100,000 to approximately $3,350,000 in the second quarter of 2003. Shipments of in-lane lottery printers totaled approximately $100,000 in the second quarter of 2002. We made no in-lane lottery printer shipments in the second quarter of 2003. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We have received orders from GTECH for approximately $6.5 million of these thermal printers, of which we expect to ship the remaining approximately $3,500,000 in the third quarter of 2003. We expect to receive orders from GTECH for additional thermal on-line lottery printers for delivery in the fourth quarter of 2003. We do not currently have any orders from GTECH for our impact on-line or in-lane lottery printers, and we cannot predict if and when any such orders may occur.

See the table below for an analysis of revenues from GTECH.

                                                Three months ended
(In thousands, except %)                             June 30,
                                                 2003         2002
                                               ---------    --------
On-line lottery printers and spare parts       $   3,350    $  3,450
In-lane lottery printers                               -         100
                                               ---------    --------
                                               $   3,350    $  3,550
                                               =========    ========
% of consolidated net sales                           25%        33%

International sales into the gaming and lottery market increased $294,000, or 303%, to $391,000 in the second quarter of 2003. This increase is the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia). As such, we expect international sales of our gaming printers to steadily grow in 2003, with more significant growth in 2004.

GROSS PROFIT. Gross profit increased $1,100,000, or 35%, and gross margin increased to 31.5% from 28.5%, due primarily to higher volume of sales and a more favorable sales mix in the second quarter of 2003 compared to the second quarter of 2002. We expect gross margin for the third and fourth quarters of 2003 to be approximately the same as that reported for the second quarter of 2003.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $41,000, or 8%, due primarily to higher expenses related to the development of our new thermal on-line lottery printer for GTECH and iTherm(TM)280 thermal POS printer. Such expenses decreased as a percentage of net sales to 4.1% from 4.6%, due primarily to a higher volume of sales in the second quarter of 2003 compared to the second quarter of 2002.

SELLING AND MARKETING. Selling and marketing expenses increased by $170,000, or 16%, due primarily to (1) higher sales commissions resulting from higher sales in the second quarter of 2003 compared to the second quarter of 2002 and (2) additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales. Selling and marketing expenses decreased as a percentage of net sales to 9.4% from 10.0%, due primarily to higher volume of sales in the second quarter of 2003 compared to the second quarter of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly by $11,000, or 1%. General and administrative expenses decreased as a percentage of net sales to 8.4% from 10.2% due primarily to a higher volume of sales in the second quarter of 2003 compared to the second quarter of 2002.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2002, we incurred $5,000 of expenses related to the Consolidation, primarily for moving expenses. We did not incur any charges related to the Consolidation in the second quarter of 2003. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME. During the second quarter of 2003 we reported operating income of $1,284,000, or 9.6% of net sales, compared to operating income of $401,000, or 3.7% of net sales in the second quarter of 2002. The increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily selling and marketing) in the second quarter of 2003 compared to 2002.

INTEREST. Net interest expense increased to $76,000 from $34,000 in the second quarter of 2002 due largely to higher average revolving borrowings, partially offset by lower interest rates. Average revolving borrowings were unusually low in the second quarter of 2002 as a result of the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments, the proceeds of which were used to repay outstanding revolving borrowings in 2002. We expect revolving borrowings to decrease from $5,976,000 at June 30, 2003 to approximately $3 million to $4 million by the end of the third quarter of 2003, as we collect receivables and continue to reduce inventories in the third quarter of 2003. As a result, we expect interest expense to decrease in the third quarter of 2003 compared to the second quarter of 2003. See "Liquidity and Capital Resources" below for more information.

 OTHER INCOME (EXPENSE). Other expense for the second quarter of 2003 primarily includes transaction exchange loss recorded by our UK subsidiary. Other income for the second quarter of 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our former health insurance company, Anthem, Inc., upon its demutualization. This gain was partially offset by approximately $60,000 of transaction exchange loss recorded by our UK subsidiary in the quarter, due to the strengthening of the British pound against the dollar.

INCOME TAXES. We recorded a provision for income taxes of $395,000 and $162,000 in the second quarter of 2003 and 2002, respectively, at an effective rate of approximately 33.4% and 36.0%, respectively. The lower effective rate in the 2003 period reflects a favorable outcome of a state tax audit.

NET INCOME. We reported net income during the second quarter of 2003 of $787,000, or $0.12 per share (basic and diluted) after giving effect to $89,000 of dividends and accretion charges on preferred stock. This compares to net income of $289,000, or $0.04 per share (basic and diluted) for the second quarter of 2002, after giving effect to $89,000 of dividends and accretion charges on preferred stock. In the future, dividends and accretion charges on preferred stock will be approximately $90,000 per quarter, assuming no conversion or redemption of the preferred stock.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES. Net sales by market for the current and prior year's six month period in dollars and as a percentage of total net sales were as follows:

                                Six months ended             Six months ended
(In thousands, except %)         June 30, 2003                 June 30, 2002
                              --------------------         ---------------------
Point of sale                 $   9,139       40.8%        $   9,134       42.6%
Gaming and lottery               13,251       59.2            12,312       57.4
                              --------------------         ---------------------
                              $  22,390      100.0%        $  21,446      100.0%
                              ====================         =====================

International                 $   2,384       10.6%        $   2,084        9.7%
                              ====================         =====================

Net sales for the first half of 2003 increased $944,000, or 4%, from the prior year's first half due to higher shipments into the gaming and lottery market. Overall, international sales increased by $300,000, or 14%, due primarily to higher shipments of our gaming printers.

POINT OF SALE:

Sales of our POS printers were essentially unchanged from the same period last year. Domestic POS printer sales were also essentially unchanged at $7,150,000 in the first half of 2003 compared to $7,177,000 in the first half of 2002. Domestic sales remained soft due to continued lower capital spending by users of our POS products. However, sales of our POSjet line of inkjet printers increased by approximately 55% in the first half of 2003 compared to the first half of 2002, due largely to shipments of our Bankjet line of inkjet printers to a major financial services holding company to upgrade its U.S. bank teller stations in the second quarter of 2003.

International POS printer shipments increased by approximately $32,000, or 2%, to $1,989,000, due primarily to higher sales through our expanding network of international distributors and higher service and spare parts revenue, largely offset by lower sales of our thermal fiscal printers in Europe. Sales of our thermal fiscal printers are principally project-oriented, and we cannot predict if and when future sales may occur.

Despite ongoing economic weakness and continued lower capital spending by users of our POS products, we expect sales into the POS market for the third quarter of 2003 to be higher than those reported for the second quarter of 2003, due to expected sales of our newly-introduced iTherm(TM) 280 two-color thermal printer and continued growth in sales of our POSjet and Bankjet lines of inkjet printers.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $939,000, or 8%, from the first half a year ago, primarily due to significantly higher shipments of our slot machine printers, largely offset by lower printer shipments of on-line lottery printers to GTECH.

Sales of our gaming printers, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $4,700,000 to $9,100,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our gaming printers to continue to increase during the remainder of 2003, as more casinos are expected to convert to ticket-in, ticket-out slot machines and as a result of the VLT initiative in the state of New York.

Total sales to GTECH, which included impact and thermal on-line lottery printers, impact in-lane lottery printers, and spare parts revenue, decreased by $3,800,000 to approximately $4,150,000 in the first half of 2003.

Shipments of on-line lottery printers (which include impact and thermal printers) and spare parts revenue decreased by $3,100,000 to approximately $4,150,000 in the first half of 2003. Shipments of in-lane lottery printers totaled approximately $700,000 in the first half of 2002. We made no in-lane lottery printer shipments in first half of 2003. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly-designed thermal on-line lottery printer. We have received orders from GTECH for approximately $6.5 million of these thermal printers, of which we expect to ship the remaining approximately $3,500,000 in the third quarter of 2003. We expect to receive orders from GTECH for additional thermal on-line lottery printers for delivery in the fourth quarter of 2003. We do not currently have any orders from GTECH for our impact on-line or in-lane lottery printers, and we cannot predict if and when any such orders may occur.

See the table below for an analysis of revenues from GTECH.

                                                      Six months ended
(In thousands, except %)                                  June 30,
                                                    2003            2002
                                                  ---------       --------
On-line lottery printers and spare parts          $   4,150       $  7,250
In-lane lottery printers                                  -            700
                                                  ---------       --------
                                                  $   4,150       $  7,950
                                                  =========       ========
% of consolidated net sales                              19%            37%

International sales into the gaming and lottery market increased $268,000, or 211%, to $395,000 in the first half of 2003. This increase is the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia). As such, we expect international sales of our gaming printers to steadily grow in 2003, with more significant growth in 2004.

GROSS PROFIT. Gross profit increased $915,000, or 16%, and gross margin increased to 29.7% from 26.8%, due primarily to higher volume of sales and a more favorable sales mix, primarily in the second quarter of 2003 compared to the second quarter of 2002. We expect gross margin for the third and fourth quarters of 2003 to be approximately the same as that reported for the second quarter of 2003.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $57,000, or 5%, due primarily to higher expenses related to the development of our new thermal on-line lottery printer for GTECH and our iTherm(TM)280 thermal POS printer in the first half of 2003. Such expenses remained flat at 4.9% of sales in each of the first six months of 2003 and 2002.

SELLING AND MARKETING. Selling and marketing expenses increased by $183,000, or 9%, and increased as a percentage of net sales to 10.3% from 9.9%, due primarily to (1) higher sales commissions resulting from higher sales in the first half of 2003 compared to the first half of 2002 and (2) additional sales staff and expenses associated with the opening of a new sales office in Las Vegas, to support our growing gaming printer sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $66,000, or 3%, and decreased as a percentage of net sales to 9.9% from 10.7%. The decrease primarily resulted from staff reductions resulting from the Consolidation, somewhat offset by higher legal expenses to support our growing patent portfolio.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first half of 2002, we incurred $46,000 of expenses related to the Consolidation, primarily for severance costs and moving expenses. We did not incur any charges related to the Consolidation in the first half of 2003. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME. During the first half of 2003 we reported operating income of $1,020,000, or 4.6% of net sales, compared to operating income of $233,000, or 1.1% of net sales in the first half of 2002. The increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily selling and marketing) in the first half of 2003 compared to the same period of 2002.

INTEREST. Net interest expense increased to $122,000 from $89,000 in the first half of 2002 due largely to higher average revolving borrowings, partially offset by lower interest rates. Average revolving borrowings were unusually low in the first half of 2002 as a result of the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments, the proceeds of which were used to repay outstanding revolving borrowings in 2002. We expect revolving borrowings to decrease from $5,976,000 at June 30, 2003 to approximately $3 million to $4 million by the end of the third quarter of 2003, as we collect receivables and continue to reduce inventories in the third quarter of 2003. As a result, we expect interest expense to decrease in the third quarter of 2003 compared to the second quarter of 2003. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). Other expense for the first half of 2003 primarily includes transaction exchange loss recorded by our UK subsidiary. Other income for the first half of 2002 includes a one-time gain of $145,00 resulting from the receipt of 2,146 shares of common stock from our former health insurance company, Anthem, Inc., upon its demutualization. This gain was partially offset by approximately $40,000 of transaction exchange loss recorded by our UK subsidiary in the period, due to the strengthening of the British pound against the dollar.

INCOME TAXES. We recorded a provision for income taxes of $283,000 and $89,000 in the first six months of 2003 and 2002, respectively, at an effective rate of approximately 32.5% and 36.0%, respectively. The lower effective rate in the 2003 period reflects a favorable outcome of a state tax audit.

NET INCOME. We reported net income during the first half of 2003 of $589,000, or $0.07 per share (basic and diluted) after giving effect to $179,000 of dividends and accretion charges on preferred stock. This compares to net income of $160,000, or $0.00 per share (basic and diluted) for the first half of 2002, after giving effect to $179,000 of dividends and accretion charges on preferred stock. In the future, dividends and accretion charges on preferred stock will be approximately $90,000 per quarter, assuming no conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operating activities - summary: We used cash in operations of $3,890,000 in the first half of 2003, compared to generating $2,560,000 of cash from operations in the first half of 2002. The significant decrease in cash generated from operations was the result of two primary factors. First, receivables significantly increased in the first half of 2003 due largely to the timing of sales in the period including the resumption of volume printer shipments to GTECH. Second, we made a significant investment in inventory during the first half of 2003, as we prepared for increased sales of our gaming and lottery printers for the second and third quarter of 2003.

Cash provided by operating activities: During the first half of 2003, we reported net income of $589,000 compared to $160,000 in the same period of 2002. Depreciation and amortization totaled $906,000 compared to $1,148,000 in the same period of 2002. Deferred income taxes decreased by $267,000 from year-end substantially due to an increase in the provision for income taxes in the period. Accounts payable increased by $345,000 from the year-end due largely to the increase in our inventory. We expect accounts payable to remain at approximately the same level in the third quarter of 2003 as in the second quarter of 2003. Accrued liabilities and other liabilities, excluding accrued restructuring, increased by $645,000, primarily due to an increase in deferred revenue on an extended warranty contract with a certain customer.

Cash used in operating activities: Offsetting the activities providing cash in the first half of 2003 were the following: Receivables increased by approximately $4,739,000 from year-end, due largely to the timing of sales in the quarter, and an increase in volume of sales compared to the prior period. Inventories increased by approximately $1,495,000, in preparation for volume shipments of our new thermal on-line lottery printer for GTECH and anticipated increasing sales of our gaming printers in the second quarter of 2003. We expect inventories at the end of the third quarter of 2003 to be approximately the same as those reported at the end of the second quarter of 2003. The restructuring accrual decreased by $492,000, representing payouts for severance pay and related benefits and lease payments for the Wallingford Facility. (See "Consolidation Expenses" below.)

Investing activities: We used approximately $541,000 of cash from investing activities in the first half of 2003 compared to using $269,000 in the same period of 2002. Our capital expenditures were approximately $872,000 and $269,000 in the first half of 2003 and 2002, respectively. These expenditures in 2003 primarily included new product tooling (largely for our new thermal on-line lottery printer for GTECH and our newly-introduced iTherm(TM)280 thermal POS printer), and to a lesser extent, computer equipment. We expect capital expenditures for 2003 to be approximately $1,800,000, primarily for tooling for our new thermal lottery printer for GTECH and the POS market, and other new products. During the second quarter of 2003, we received cash proceeds of $330,000, plus accrued interest, from an officer of the Company in repayment of an outstanding loan.

Financing activities: Financing activities provided $3,797,000 during the first half of 2003, largely due to net borrowings under our revolving credit facility (approximately $3,435,000) and proceeds from stock option exercises (approximately $552,000), partially offset by term loan repayments (approximately $50,000) and payments of cash dividends on our preferred stock (approximately $140,000). Financing activities used $2,568,000 during the first half of 2002, largely due to repayment of borrowings under our revolving credit line as a result of the receipt of an advanced payment of approximately $5,824,000 from a customer in the first quarter of 2002.

WORKING CAPITAL

Our working capital increased to $13,677,000 at June 30, 2003 from $8,577,000 at December 31, 2002. The current ratio also increased to 2.75 to 1 at June 30, 2003 from 2.13 to 1 at December 31, 2002. The increase in both working capital and the current ratio was largely due to (1) higher receivables ($4,739,000) and
(2) higher inventories ($1,495,000), offset by (3) lower cash and cash equivalents ($609,000) compared to December 31, 2002.

DEFERRED TAXES

As of June 30, 2003, we had a net deferred tax asset of approximately $2,396,000. In order to utilize this deferred tax asset, we will need to generate approximately $6.5 million of taxable income in future years. Based on future financial projections and our ability to carry back our 2002 net operating loss, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. We are analyzing the cited patents for validity and applicability to our products. In an effort to resolve this matter, we have offered to pay approximately $160,000 related to past usage, while the other party seeks payment of up to $950,000 (the "Patent Resolution Payment"). Discussions with the other party are ongoing, and the outcome is uncertain. While the outcome of our patent analysis and discussions cannot be predicted, we recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what we believe to be a fair and reasonable payment for past sales of such printers. During the three and six months ended June 30, 2003, we recognized additional charges in cost of sales to reflect the potential payment for printers sold during these periods that may use technology covered by the competitor's patents.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced our prior credit facility (the "LaSalle Credit Facility) with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, we may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company, restricts the payment of dividends on its common stock and the creation of other liens.

The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of $11.5 million and (i) 85% of eligible accounts receivable plus (ii) the lesser of (a) $5,500,000 and (b) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (iii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment (see Note 6 to the Consolidated Condensed Financial Statements) and less (iv) a $40,000 credit reserve. If the Banknorth

Credit Facility were effective June 30, 2003, our maximum additional available borrowings would have been limited to approximately $3,400,000 at that date, on a pro forma basis, based on the borrowing base of our collateral.

Concurrent with the signing of the Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility. Principal payments for any borrowings under the equipment loan facility are due in equal installments based on a sixty month amortization schedule, plus accrued interest, on the first day of each month beginning September 1, 2003, with the unpaid principal balance due on the earlier of (1) July 31, 2008 or (2) acceleration of the indebtedness under the revolving credit line or the equipment line due to an event of default.

We will record a charge of approximately $110,000 in the third quarter of 2003 related to unamortized deferred financing costs from the prior credit facility with LaSalle.

Prior to the Banknorth Credit Facility, we had a $13.5 million credit facility with LaSalle. The LaSalle Credit Facility provided a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Revolving borrowings under the LaSalle Credit Facility bore a floating rate of interest based on LaSalle's prime rate plus 1.0%. Under certain circumstances, we could select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 3.5%. Borrowings under the term loan and equipment loan bore a floating rate of interest based on LaSalle's prime rate plus 1.5%, or the current LIBOR rate plus 4.0%.

On March 24, 2003, we amended the LaSalle Credit Facility. Under the terms of the amendment ("LaSalle Amendment No. 4"), LaSalle (1) waived compliance with the minimum EBITDA covenant as of December 31, 2002, (2) revised this covenant and certain other financial covenants through May 2004 and (3) eliminated the availability of the $1 million equipment loan facility due to expire in May 2003. In addition, LaSalle restricted $1 million of our borrowing availability under the revolving credit line pending the determination of the Patent Resolution Payment. Upon execution of LaSalle Amendment No. 4, we paid a fee of $25,000 to LaSalle.

As of June 30, 2003, we had $5,976,000 and $300,000 outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the LaSalle Credit Facility were approximately $6,024,000 at June 30, 2003. However, our maximum additional available borrowings under the facility were limited to approximately $3,100,000 at June 30, 2003 based on the borrowing base of our collateral. Annual principal payments on the term loan were $100,000.

PREFERRED STOCK

In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $140,000 of cash dividends to Advance Capital Advisors, L.P. in the first half of 2003 and 2002, and expect to pay $70,000 per quarter for the remainder of 2003. We also record non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $1,605,000 to $8,150,000 at June 30, 2003 from $6,545,000 at December 31, 2003. The increase was primarily due to the following for the six months ended June 30, 2003: (1) net income available to common shareholders of $410,000, (2) the repayment by an officer of an outstanding loan of $330,000, (3) proceeds of approximately $552,000 from the issuance of approximately 110,000 shares of common stock from employee stock option exercises and (4) an increase in additional paid in capital of approximately $249,000 resulting from the recording of a deferred tax asset from the sale of employee stock from stock option exercises.

CONSOLIDATION EXPENSES

Through December 31, 2002, we incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.0 million and $4.1 million was recognized in 2002 and 2001, respectively.

Accrued restructuring expenses related to the Consolidation totaled $1,226,000 at June 30, 2003, and include remaining severance pay, and estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. We paid approximately $492,000 and $1,453,000 of Consolidation expenses in the first half of 2003 and 2002, respectively. We expect to pay approximately $300,000 of these expenses in the last six months of 2003, and the remaining $926,000 in 2004.

RESOURCE SUFFICIENCY

We believe that cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment (as described in Note 6 to the Consolidated Condensed Financial Statements), to finance our capital expenditures and to meet our liquidity requirements through at least December 31, 2003. However, we recognize that the level of financial resources available to us is an important factor, and we will consider additional financing sources as appropriate, including raising additional equity capital on an ongoing basis as market factors and our needs suggest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to borrowings under our revolving credit facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under our credit facility would not have a material effect on our results of operations or cash flow.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, subsequent to the evaluation described above.

Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters filed as exhibits to this report.

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 20, 2003. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions, are as follows:

        (1) To consider and act upon a proposal to elect two Directors, one by holders of Common Stock and one by holders of Series B Preferred Stock, to serve until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Nominees were Charles A. Dill and Jeffrey T. Leeds. Votes cast by holders of Common Stock were as follows:

-----------------------------------------------------------
                                 For               Withheld
-----------------------------------------------------------
Charles A. Dill                5,070,721            252,429
-----------------------------------------------------------

            Votes cast by holders of Series B Preferred Stock (on an as-converted basis) were as follows:

-----------------------------------------------------------
                                   For             Withheld
-----------------------------------------------------------
Jeffrey T. Leeds                 444,444               -
-----------------------------------------------------------

        (2) To approve an amendment to the Company's Non-Employee Directors' Stock Plan to increase the number of shares of Common Stock available for issuance thereunder by 100,000 shares, to an aggregate of 240,000 shares. Votes cast were as follows (counting the votes of common stock and Series B Preferred Stock together as a single class): 4,749,085 shares for; 943,467 shares against; and 75,042 shares abstained.

        (3) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2003. Votes cast were as follows (counting the votes of common stock and Series B Preferred Stock together as a single class): 5,596,643 shares for; 162,923 shares against; and 8,028 shares abstained.

        The following directors continue to serve until the Annual Meeting of Stockholders in the year 2004 or until their successors have been duly elected and qualified: Graham Y. Tanaka and Richard L. Cote.

        The following directors continue to serve until the Annual Meeting of Stockholders in the year 2005 or until their successors have been duly elected and qualified: Thomas R. Schwarz and Bart C. Shuldman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits filed herein

                  Exhibit 10.30 OEM Purchase Agreement between Oki Data Americas, Inc. ("Oki Data") and TransAct Technologies Incorporated dated as of June 8, 2003. (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                  Exhibit 10.31 Revolving Credit, Equipment Loan and Security Agreement between TransAct Technologies Incorporated and Banknorth N.A. dated August 6, 2003.

                  Exhibit 11.1      Computation of earnings per share

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

        b.   Reports on Form 8-K

                  A report on Form 8-K was furnished on April 30, 2003 to report under Items 7 and 9 a press release announcing the Company's financial results for the quarter ended March 31, 2003 pursuant to
             Item 12 of Form 8-K.

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

                                       TRANSACT TECHNOLOGIES INCORPORATED
                                       ----------------------------------
                                                 (Registrant)

August 11, 2003                        /s/ Richard L. Cote
                                       -------------------------------------
                                       Richard L. Cote
                                       Executive Vice President, Secretary,
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)

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

Exhibit
-------
10.30        OEM Purchase Agreement between Oki Data Americas, Inc. ("Oki Data")
             and TransAct Technologies Incorporated dated as of June 8, 2003.
             (Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.31        Revolving Credit, Equipment Loan and Security Agreement between
             TransAct Technologies Incorporated and Banknorth N.A. dated August
             6, 2003.

11.1         Computation of earnings per share.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002