Form 10-Q
period 2003-09-03
TRANSACT TECHNOLOGIES INC
filed 2003-11-10
CIK 1017303

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          September 30, 2003
                                 -----------------------------------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                         to:
                                 -----------------------------------------------
Commission file number:                                 0-21121
                                 -----------------------------------------------

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

                                 YES [ ] NO [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING NOVEMBER 3, 2003
-----                                               ----------------------------

COMMON STOCK,
$.01 PAR VALUE                                                         5,899,468

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.              Financial Information:                                                        Page No.
-------              ----------------------                                                        --------
      Item 1         Financial Statements (unaudited)

                     Condensed consolidated balance sheets as of September 30, 2003 and
                     December 31, 2002                                                                  3

                     Condensed consolidated statements of operations for the three and nine
                     months ended September 30, 2003 and 2002                                           4

                     Condensed consolidated statements of cash flow for the nine months ended
                     September 30, 2003 and 2002                                                        5

                     Notes to consolidated condensed financial statements                               6

      Item 2         Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                     12

      Item 3         Quantitative and Qualitative Disclosures about Market Risk                        21

      Item 4         Controls and Procedures                                                           21

PART II.             Other Information:
--------             ------------------

      Item 6         Exhibits and Reports on Form 8-K                                                  22

      Signatures                                                                                       23

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              SEPTEMBER 30,      December 31,
(In thousands)                                                    2003               2002
                                                               ----------         ----------
ASSETS:
Current assets:
   Cash and cash equivalents                                   $      480         $      902
   Receivables, net                                                 7,430              4,039
   Inventories                                                      8,541              8,435
   Refundable income taxes                                            228                228
   Deferred tax assets                                              1,342              2,221
   Other current assets                                               370                327
                                                               ----------         ----------
     Total current assets                                          18,391             16,152
                                                               ----------         ----------

Fixed assets, net                                                   3,872              3,924
Goodwill, net                                                       1,469              1,469
Deferred tax assets                                                   468                193
Other assets                                                          108                292
                                                               ----------         ----------
                                                                    5,917              5,878
                                                               ----------         ----------
   Total assets                                                $   24,308         $   22,030
                                                               ==========         ==========
LIABILITIES, MANDITORILY REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                $       90         $      100
   Accounts payable                                                 2,954              2,983
   Accrued liabilities                                              4,022              3,592
   Accrued restructuring expenses (Note 5)                            622                900
                                                               ----------         ----------
     Total current liabilities                                      7,688              7,575
                                                               ----------         ----------
Revolving bank loan payable                                         1,909              2,541
Long-term portion of term loan                                        353                250
Long-term portion of accrued restructuring (Note 5)                   485                818
Deferred revenue                                                      693                477
                                                               ----------         ----------
                                                                    3,440              4,086
                                                               ----------         ----------
   Total liabilities                                               11,128             11,661
                                                               ----------         ----------
Commitments and contingencies (Note 6)

Mandatorily redeemable convertible preferred stock                  3,883              3,824
                                                               ----------         ----------
Shareholders' equity:
   Common stock                                                        58                 57
   Additional paid-in capital                                       7,183              6,308
   Retained earnings                                                2,059                599
   Unamortized restricted stock compensation                          (44)               (97)
   Loan receivable from officer                                        --               (330)
   Accumulated other comprehensive income                              41                  8
                                                               ----------         ----------
     Total shareholders' equity                                     9,297              6,545
                                                               ----------         ----------
                                                               $   24,308         $   22,030
                                                               ==========         ==========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
(In thousands, except per share data)                 2003               2002               2003               2002
                                                   ----------         ----------         ----------         ----------
Net sales                                          $   15,048         $    8,852         $   37,438         $   30,298
Cost of sales                                          10,229              6,550             25,966             22,258
                                                   ----------         ----------         ----------         ----------

Gross profit                                            4,819              2,302             11,472              8,040
                                                   ----------         ----------         ----------         ----------
Operating expenses:
   Engineering, design and product
     development expenses                                 550                458              1,657              1,508
   Selling and marketing expenses                       1,194                952              3,502              3,077
   General and administrative expenses                  1,098              1,020              3,316              3,304
   Business consolidation and restructuring
     expenses (Note 5)                                     --                912                 --                958
                                                   ----------         ----------         ----------         ----------
                                                        2,842              3,342              8,475              8,847
                                                   ----------         ----------         ----------         ----------

Operating income (loss)                                 1,977             (1,040)             2,997               (807)
                                                   ----------         ----------         ----------         ----------
Other income (expense):
   Interest, net                                          (61)               (59)              (183)              (148)
   Write-off of deferred financing costs                 (103)                --               (103)                --
   Other, net                                             (32)                (9)               (58)                96
                                                   ----------         ----------         ----------         ----------
                                                         (196)               (68)              (344)               (52)
                                                   ----------         ----------         ----------         ----------

Income (loss) before income taxes                       1,781             (1,108)             2,653               (859)
Income tax provision (benefit)                            641               (399)               924               (310)
                                                   ----------         ----------         ----------         ----------

Net income (loss)                                       1,140               (709)             1,729               (549)
Dividends and accretion charges on
   preferred stock                                        (90)               (90)              (269)              (269)
                                                   ----------         ----------         ----------         ----------
Net income (loss) available to common
   shareholders                                    $    1,050         $     (799)        $    1,460         $     (818)
                                                   ==========         ==========         ==========         ==========
Net income (loss) per share:
     Basic                                         $     0.18         $    (0.14)        $     0.25         $    (0.15)
                                                   ==========         ==========         ==========         ==========
     Diluted                                       $     0.17         $    (0.14)        $     0.24         $    (0.15)
                                                   ==========         ==========         ==========         ==========
Shares used in per share calculation:
     Basic                                              5,830              5,645              5,748              5,625
                                                   ==========         ==========         ==========         ==========
     Diluted                                            6,321              5,645              6,057              5,625
                                                   ==========         ==========         ==========         ==========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
(In thousands)                                                 2003               2002
                                                            ----------         ----------
Cash flows from operating activities:
   Net income (loss)                                        $    1,729         $     (549)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Non-cash compensation expense                                53                158
       Write-off of deferred financing costs                       103                 --
       Depreciation and amortization                             1,278              1,520
       Deferred income taxes                                       879                730
       Gain on disposal of equipment                                (1)                --
       Changes in operating assets and liabilities:
         Receivables                                            (3,391)               (40)
         Inventories                                              (106)             2,672
         Refundable income taxes                                    --             (1,065)
         Other current assets                                      (43)              (140)
         Other assets                                               11                (25)
         Accounts payable                                          (29)            (1,057)
         Accrued liabilities and other liabilities                 646                777
         Accrued restructuring expenses                           (611)              (994)
                                                            ----------         ----------
           Net cash provided by operating activities               518              1,987
                                                            ----------         ----------

Cash flows from investing activities:
   Purchases of fixed assets                                    (1,156)              (374)
   Proceeds from sale of fixed assets                                1                 --
   Repayment of loan receivable from officer                       330                 --
                                                            ----------         ----------
     Net cash used in investing activities                        (825)              (374)
                                                            ----------         ----------

Cash flows from financing activities:
   Revolving bank loan repayments, net                            (632)            (1,342)
   Term loan borrowings                                            450                 --
   Term loan repayments                                           (357)               (75)
   Proceeds from option exercises                                  601                121
   Payment of cash dividends on preferred stock                   (210)              (210)
                                                            ----------         ----------
     Net cash used in financing activities                        (148)            (1,506)
                                                            ----------         ----------

Effect of exchange rate changes on cash                             33                 71
                                                            ----------         ----------

(Decrease) increase in cash and cash equivalents                  (422)               178
Cash and cash equivalents at beginning of period                   902                417
                                                            ----------         ----------
Cash and cash equivalents at end of period                  $      480         $      595
                                                            ==========         ==========


            See notes to consolidated condensed financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

         In the opinion of TransAct Technologies Incorporated (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The December 31, 2002 consolidated condensed balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

         The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.    Earnings per share

         Basic earnings per common share for the three and nine months ended September 30, 2003 and 2002 were based on the weighted average number of shares outstanding during the period. Diluted earnings per share for the same periods were based on the weighted average number of shares after consideration of any dilutive effect of stock options and warrants. For the three and nine months ended September 30, 2002, the effects of potential dilutive securities have been excluded, as they would have been anti-dilutive. The outstanding stock options, warrants and convertible mandatorily redeemable preferred stock that were excluded from the diluted earnings per share calculation would entitle holders to acquire 444,000 and 1,336,000 shares of common stock as of September 30, 2003 and 2002, respectively.

3.    Inventories:

         The components of inventory are:

                                                 September 30,     December 31,
         (In thousands)                              2003              2002
                                                  ----------        ----------
         Raw materials and component parts        $    8,465        $    8,339
         Work-in-process                                  --                 1
         Finished goods                                   76                95
                                                  ----------        ----------
                                                  $    8,541        $    8,435
                                                  ==========        ==========

                      . TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.    New credit facility

         On August 6, 2003, the Company entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced the Company's prior credit facility with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at prime rate plus 0.25%. Under certain circumstances, the Company may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, the Company may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. The Company also pays a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

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

         Concurrent with the signing of the Banknorth Credit Facility, the Company borrowed $450,000 under the equipment loan facility. Principal payments for any borrowings under the equipment loan facility are due in equal installments plus accrued interest based on a sixty month amortization schedule on the first day of each month beginning September 1, 2003, with the unpaid principal balance due on the earlier of (1) July 31, 2008 or (2) acceleration of the indebtedness under the revolving credit line or the equipment line due to an event of default.

         Concurrent with the signing of the Banknorth Credit Facility, the Company recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from the prior credit facility with LaSalle.

         As of September 30, 2003, the Company had $1,909,000 and $443,000 outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $9,591,000 at September 30, 2003. However, the Company's maximum additional available borrowings under the facility were limited to approximately $5,800,000 at September 30, 2003 based on the borrowing base of the Company's collateral. Annual principal payments on the term loan are $90,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

         The following table summarizes the activity recorded in the restructuring accrual during the three and nine months ended September 30, 2003 and 2002.

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
         (In thousands)                           2003               2002               2003               2002
                                               ----------         ----------         ----------         ----------
         Accrual balance, beginning of
           period                              $    1,226         $    1,595         $    1,718         $    3,002
         Business consolidation and
           restructuring expenses                      --                912                 --                958
         Cash payments                               (119)              (499)              (611)            (1,952)
                                               ----------         ----------         ----------         ----------
         Accrual balance, end of period        $    1,107         $    2,008         $    1,107         $    2,008
                                               ==========         ==========         ==========         ==========

         Approximately $485,000 and $818,000 of the restructuring accrual were classified as long-term at September 30, 2003 and December 31, 2002, respectively. These amounts represent the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year. The accrual at September 30, 2003 includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004.

6.    Contingent liabilities

         In November 2002, the Company was advised that certain POS printers sold by the Company since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. The Company is analyzing the cited patents for validity and applicability to the Company's products. In an effort to resolve this matter, the Company has offered to pay approximately $160,000 related to past usage, while the other party seeks payment of up to $950,000 (the "Patent Resolution Payment"). Discussions with the other party are ongoing, and the outcome is uncertain. While the outcome of the Company's patent analysis and discussions cannot be predicted, the Company recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what the Company believes to be a fair and reasonable payment for past sales of such printers. During the three and nine months ended September 30, 2003, the Company recognized additional charges in cost of sales to reflect the potential payment for printers sold during these periods that may use technology covered by the competitor's patents.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.    Accrued product warranty liability

         The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2003 and 2002.

                                                            Three months ended                     Nine months ended
                                                               September 30,                         September 30,
         (In thousands)                                   2003               2002               2003               2002
                                                       ----------         ----------         ----------         ----------
         Balance, beginning of period                  $      601         $      754         $      644         $      710
         Additions related to warranties issued               125                 99                320                379
         Warranty costs incurred                             (166)              (116)              (404)              (352)
                                                       ----------         ----------         ----------         ----------
          Balance, end of period                       $      560         $      737         $      560         $      737
                                                       ==========         ==========         ==========         ==========

8.     Accounting for Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has recorded stock-based compensation expense related to restricted stock grants ratably over the vesting period.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8.    Accounting for Stock-Based Compensation  (continued)

         The following table illustrates the effect on net income (loss), compensation expense and net income (loss) per share as if the Black-Scholes fair value method pursuant to FAS 123, "Accounting for Stock-Based Compensation" had been applied to the Company's stock plans.

                                                                  Three months ended                      Nine months ended
                                                                     September 30,                         September 30,
                                                                   2003               2002               2003               2002
                                                             ----------         ----------         ----------         ----------
         (In thousands, except per share data)
         Net loss available to common shareholders:
          Net income (loss), as reported                     $    1,140         $     (709)        $    1,729         $     (549)
          Add: Stock-based compensation expense
             included in reported net income,
             net of tax                                               9                 24                 35                101
          Deduct:  Stock-based compensation expense
             determined under fair value based method
             for all awards, net of tax                            (152)              (169)              (467)              (455)
                                                             ----------         ----------         ----------         ----------
          Pro forma net income (loss)                               997               (854)             1,297               (903)
          Dividends and accretion charges on
             preferred stock                                        (90)               (90)              (269)              (269)
                                                             ----------         ----------         ----------         ----------
          Pro forma net income (loss) available to
             common shareholders                             $      907         $     (944)        $    1,028         $   (1,172)
                                                             ==========         ==========         ==========         ==========

         Net income (loss) per share:
          Basic:
             As reported                                     $     0.18         $    (0.14)        $     0.25         $    (0.15)
             Pro forma                                       $     0.16         $    (0.17)        $     0.18         $    (0.21)
          Diluted:
             As reported                                     $     0.17         $    (0.14)        $     0.24         $    (0.15)
             Pro forma                                       $     0.14         $    (0.17)        $     0.17         $    (0.21)

9.     Significant transactions

         On July 8, 2003, the holders of the Series B Cumulative Convertible Redeemable Preferred Stock, Advance Capital Advisors, L.P., exercised their 44,444 warrants to purchase common stock at $9 per share. In lieu of cash consideration, the Company canceled 31,821 of their warrants in exchange for the issuance of 12,623 shares of common stock.

         During the three and nine months ended September 30, 2003, the Company received cash proceeds of approximately $49,000 and $601,000 from the issuance of approximately 9,000 and 119,000 shares of common stock from employee stock option exercises. The Company also recorded a deferred tax asset of approximately $24,000 and $273,000 in the three and nine months ended September 30, 2003, respectively, resulting from Company tax deductions related to the sale of employee stock from these stock option exercises.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.   Recent accounting pronouncements

         In May 2003, the FASB issued Statement of Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the Company's financial statements.

         In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition for arrangements with multiple deliverables which should be considered as separate units of accounting if the deliverables meet certain criteria as described in EITF 00-21. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers, including GTECH Corporation; dependence on third parties for sales in Europe and Latin America; economic and political conditions in the United States, Europe and Latin America; marketplace acceptance of our new products; risks associated with foreign operations; risks associated with the determination of payments to a competitor that has advised us that certain of our printers may use the competitor's patents; our ability to successfully sublease our facility in Wallingford, CT; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States or abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report, and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

Through December 31, 2002, we recognized approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.0 million and $4.1 million was recognized in 2002 and 2001, respectively. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

As a result of the Consolidation, we realized improved gross margins and lower operating expenses in 2002, and lowered our operating income breakeven point from $54 million to approximately $42 million in sales (based on our current sales mix and operating expense level), which we believe will provide us with substantial operating leverage for the reasonably foreseeable future.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. Net sales by market for the current and prior year's quarter in dollars and as a percentage of total net sales were as follows:

                                                                    Three months ended       Three months ended
                    (In thousands, except %)                        September 30, 2003       September 30, 2002
                                                                   -------------------       ------------------
                    Point of sale                                  $ 6,053        40.2%      $4,607        52.0%
                    Gaming and lottery                               8,995        59.8        4,245        48.0
                                                                   -------       -----       ------       -----
                                                                   $15,048       100.0%      $8,852       100.0%
                                                                   =======       =====       ======       =====
                    International                                  $ 1,116         7.4%      $1,501        17.0%
                                                                   =======       =====       ======       =====

Net sales for the third quarter of 2003 increased $6,196,000, or 70%, from the prior year's third quarter due to significantly higher shipments into the gaming and lottery market, as well as increased shipments into our point of sale ("POS") market. Overall, international sales decreased by $385,000, or 26%.

POINT OF SALE:

Sales of our POS products worldwide increased by approximately $1,446,000, or 31% from the same period last year. Domestic POS revenue increased to $5,003,000, representing a $1,704,000, or 52%, increase from the third quarter of 2002, due largely to significantly higher sales of our POSjet(R)and Bankjet(R)lines of inkjet printers. Sales of our POSjet(R)line of inkjet printers increased by approximately 282% in the third quarter of 2003 compared to the third quarter of 2002. The increase is largely attributable to (1) shipments of our Bankjet(R)line of inkjet printers to two major financial services companies to upgrade bank teller stations (2) increased shipments of our POSjet(R)line of inkjet printers, including shipments to one of the world's largest casual dining restaurant chains for use in their food and beverage service operations, and (3) higher service, spare parts and consumables revenue.

International POS printer shipments decreased by approximately $258,000, or 20%, to $1,050,000, due primarily to lower sales of our thermal fiscal printers in Europe (approximately $450,000). Sales of such printers are principally project-oriented, and we cannot predict if and when future sales may occur. Lower thermal fiscal printer sales were somewhat offset by higher sales (approximately $200,000) through our expanding network of international distributors and higher service, spare parts and consumables revenue.

Sales of our products into the POS market are typically lower in the fourth quarter as compared to the third quarter since retailers typically reduce purchases of new POS equipment in the fourth quarter due to increased volume of consumer transactions in that period related to the holiday season. However, we expect sales into the POS market for the fourth quarter of 2003 to be consistent with those reported for the third quarter of 2003 and higher than those reported in the fourth quarter of 2002, due to continued growth in sales of our POSjet(R)and Bankjet(R)lines of inkjet printers and expected sales of our newly-introduced iTherm(TM) 280 high-speed, two-color thermal printer. We remain cautiously optimistic that economic conditions will continue to improve and sales of our POS products will continue to increase in 2004.

GAMING AND LOTTERY:

Sales of our gaming and lottery products increased by $4,750,000, or 112%, from the third quarter a year ago, primarily due to significantly higher shipments of on-line lottery printers to GTECH and higher shipments of our slot machine printers.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact and thermal on-line lottery printers, impact in-lane lottery printers, and spare parts revenue, increased by $2,900,000 to approximately $4,700,000, or 31% of net sales, in the third quarter of 2003, compared to $1,800,000, or 20% of net sales, in the third quarter of 2002.

Shipments of on-line lottery printers (which include impact and thermal printers) and spare parts revenue increased by $2,900,000 to approximately $4,700,000 in the third quarter of 2003. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We have received orders from GTECH for approximately $7.9 million of these thermal printers, of which we expect to ship the remaining approximately $500,000 in the fourth quarter of 2003. We anticipate receiving orders from GTECH during the fourth quarter of 2003 for additional thermal on-line lottery printers for delivery in 2004. We made no in-lane lottery printer shipments in the third quarter of 2003 or 2002. Due to the project-by-project nature of sales of impact on-line lottery printers and in-lane lottery printers, we cannot predict if and when any future orders for these printers may occur.

Sales of our gaming printers, which include video lottery terminal ("VLT") printers and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased by approximately $1,900,000 to $4,300,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our gaming printers to continue to increase during the remainder of 2003, and more significantly in 2004, as more casinos are expected to convert to ticket-in, ticket-out slot machines and as a result of the racino initiative in the state of New York and other jurisdictions.

International sales into the gaming and lottery market decreased $127,000, or 66%, to $66,000 in the third quarter of 2003. Although we expect international sales into the gaming and lottery market to remain relatively flat in the fourth quarter of 2004 compared to the third quarter of 2003, we expect moderate growth in these sales during 2004, as the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia).

GROSS PROFIT. Gross profit increased $2,517,000, or 109%, and gross margin increased to 32.0% from 26.0%, due primarily to higher volume of sales and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers, in the third quarter of 2003 compared to the third quarter of 2002. We expect gross margin for the fourth quarter of 2003 to be approximately the same as that reported for the first nine months of 2003.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $92,000, or 20%, due primarily to higher compensation related expenses. Such expenses decreased as a percentage of net sales to 3.7% from 5.2%, due primarily to a higher volume of sales in the third quarter of 2003 compared to the third quarter of 2002.

SELLING AND MARKETING. Selling and marketing expenses increased by $242,000, or 25%, due primarily to higher (1) sales commissions resulting from higher sales in the third quarter of 2003 compared to the third quarter of 2002 (approximately $80,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $80,000) and (3) marketing expenses (approximately $50,000). Selling and marketing expenses decreased as a percentage of net sales to 7.9% from 10.8%, due primarily to higher volume of sales in the third quarter of 2003 compared to the third quarter of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $78,000, or 8%, due largely to higher legal expense related to expanding our patent portfolio and the Patent Resolution Payment (as more fully described in Note 6). General and administrative expenses decreased as a percentage of net sales to 7.3% from 11.5% due primarily to a higher volume of sales in the third quarter of 2003 compared to the third quarter of 2002.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the third quarter of 2002, we incurred $912,000 of expenses related to the Consolidation. Approximately $900,000 of these expenses were the result of a revision of our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME (LOSS). During the third quarter of 2003 we reported operating income of $1,977,000, or 13.1% of net sales, compared to an operating loss of ($1,040,000), or (11.8%) of net sales in the third quarter of 2002. The significant increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the third quarter of 2003 compared to 2002. Although sales increased by 70% in the third quarter of 2003 compared to the third quarter of 2002, operating expenses (excluding restructuring expenses) only increased by 17%, which provided substantial operating leverage in third quarter of 2003 that we expect to continue into the fourth quarter of 2003 and 2004. The third quarter 2002 results were also adversely impacted by a charge of $912,000 related to the Consolidation.

INTEREST. Net interest expense increased slightly to $61,000 from $59,000 in the third quarter of 2002. Average revolving borrowings and average interest rates were approximately the same in the third quarter of 2003 compared to the third quarter of 2002. We expect revolving borrowings to decrease from $1,909,000 at September 30, 2003 to approximately $1 million by the end of 2003, as we continue to generate cash from operations in the fourth quarter of 2003. As a result, we expect interest expense to decrease slightly in the fourth quarter of 2003 compared to the third quarter of 2003. See "Liquidity and Capital Resources" below for more information.

WRITE-OFF OF DEFERRED FINANCING COSTS. In August 2003, we entered into a new credit facility with Banknorth N.A, which replaced an existing facility with LaSalle Business Credit, Inc ("LaSalle"). We recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle Business Credit. Our new credit facility with Banknorth contains more favorable terms than those contained in our prior facility with LaSalle, which we believe will result in significant costs savings during the term of the new credit facility.

OTHER EXPENSE. Other expense for the third quarter of 2003 and 2002 primarily includes transaction exchange loss recorded by our UK subsidiary. Such expense increased in the third quarter of 2003 compared to the third quarter of 2002 due to the continued strengthening of the British pound against the dollar.

INCOME TAXES. We recorded an income tax provision of $641,000 in the third quarter of 2003 and an income tax benefit of $399,000 in the third quarter of 2002, both at an effective rate of 36%.

NET INCOME (LOSS). We reported net income during the third quarter of 2003 of $1,140,000, or $0.17 per share (diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock. This compares to a net loss of ($709,000), or ($0.14) per share (diluted) for the third quarter of 2002, after giving effect to $90,000 of dividends and accretion charges on preferred stock. In the future, dividends and accretion charges on preferred stock will be approximately $90,000 per quarter, assuming no conversion or redemption of the preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. Net sales by market for the current and prior year's nine month period in dollars and as a percentage of total net sales were as follows:

                                                    Nine months ended                   Nine months ended
            (In thousands, except %)                September 30, 2003                  September 30, 2002
                                                -------------------------             --------------------
            Point of sale                       $15,192              40.6%            $13,741        45.4%
            Gaming and lottery                   22,246              59.4              16,557        54.6
                                                -------             -----             -------       -----
                                                $37,438             100.0%            $30,298       100.0%
                                                =======             =====             =======       =====
            International                       $ 3,500               9.3%            $ 3,585        11.8%
                                                =======             =====             =======       =====

Net sales for the first nine months of 2003 increased $7,140,000, or 24%, from the prior year's first nine months due to higher shipments into both the POS and gaming and lottery market. Overall, international sales decreased slightly by $85,000, or 2%.

POINT OF SALE:

Sales of our POS products worldwide increased by approximately $1,451,000, or 11%, from the same period last year. Domestic POS revenue increased $1,677,000, or 16%, to $12,153,000 in the first nine months of 2003, led by significantly higher sales of our POSjet(R)and Bankjet(R)lines of inkjet printers. The increase is largely attributable to (1) shipments of our Bankjet(R)line of inkjet printers to two major financial services companies to upgrade bank teller stations, (2) increased shipments of our POSjet(R)line of inkjet printers, including shipments to one of the world's largest casual dining restaurant chains for use in their food and beverage service operations, and (3) higher service, spare parts and consumables revenue.

International POS printer shipments decreased by approximately $226,000, or 7%, to $3,039,000, due primarily to lower sales of our thermal fiscal printers in Europe (approximately $700,000). Sales of such printers are principally project-oriented, and we cannot predict if and when future sales may occur. Lower thermal fiscal printer sales were somewhat offset by higher sales (approximately $500,000) through our expanding network of international distributors and higher service, spare parts and consumables revenue.

Sales of our products into the POS market are typically lower in the fourth quarter as compared to the third quarter since retailers typically reduce purchases of new POS equipment in the fourth quarter due to increased volume of consumer transactions in that period related to the holiday season. However, we expect sales into the POS market for the fourth quarter of 2003 to be consistent with those reported for the third quarter of 2003 and higher than those reported in the fourth quarter of 2002, due to continued growth in sales of our POSjet(R)and Bankjet(R)lines of inkjet printers and expected sales of our newly-introduced iTherm(TM) 280 high-speed, two-color thermal printer. We remain cautiously optimistic that economic conditions will continue to improve and sales of our POS products will resume increasing in 2004.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $5,689,000, or 34%, from the first nine months of 2002, primarily due to significantly higher shipments of our slot machine printers, somewhat offset by lower printer shipments of lottery printers to GTECH.

Sales of our gaming printers, which include VLT printers and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased by approximately $6,600,000 to $13,400,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of dropping coins ("ticket-in, ticket-out"). Based on existing orders and sales opportunities, we expect sales of our gaming printers to continue to increase during the remainder of 2003, and more significantly in 2004, as more casinos are expected to convert to ticket-in, ticket-out slot machines and as a result of the racino initiative in the state of New York and other jurisdictions.

Total sales to GTECH, which included impact and thermal on-line lottery printers, impact in-lane lottery printers, and spare parts revenue, decreased by $900,000 to approximately $8,850,000 in the first nine months of 2003.

Shipments of on-line lottery printers (which include impact and thermal printers) and spare parts revenue decreased by $200,000 to approximately $8,850,000 in the nine months of 2003. Shipments of in-lane lottery printers totaled approximately $700,000 in the first nine months of 2002. We made no in-lane lottery printer shipments in first nine months of 2003. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We have received orders from GTECH for approximately $7.9 million of these thermal printers, of which we expect to ship the remaining approximately $500,000 in the fourth quarter of 2003. We anticipate receiving orders from GTECH during the fourth quarter of 2003 for additional thermal on-line lottery printers for delivery in 2004. We currently have no orders for our impact on-line lottery printers. Due to the project-by-project nature of sales of our impact on-line lottery printers and in-lane lottery printers, we cannot predict if and when any future orders for these printers may occur.

See the table below for an analysis of revenues from GTECH.

                                                           Nine months ended
            (In thousands, except %)                          September 30,
                                                           2003         2002
                                                          ------       ------
            On-line lottery printers and spare parts      $8,850       $9,050
            In-lane lottery printers                          --          700
                                                          ------       ------
                                                          $8,850       $9,750
                                                          ======       ======
             % of consolidated net sales                      24%          32%


International sales into the gaming and lottery market increased $141,000, or 44%, to $461,000 in the first nine months of 2003. This increase is the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia). Although we expect international sales into the gaming and lottery market to remain relatively flat in the fourth quarter of 2003 compared to the third quarter of 2003, we expect moderate growth in these sales during 2004, as the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia).

GROSS PROFIT. Gross profit increased $3,432,000, or 43%, and gross margin increased to 30.6% from 26.5%, due primarily to higher volume of sales and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers, primarily in the second and third quarters of 2003 compared to the second and third quarters of 2002. We expect gross margin for the fourth quarter of 2003 to be approximately the same as that reported for the first nine months of 2003.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $149,000, or 10%, due primarily to higher compensation related expenses (approximately $80,000) and higher expenses (including travel) related to the development of our new thermal on-line lottery printer for GTECH and our iTherm(TM)280 thermal POS printer primarily in the first half of 2003 (approximately $60,000). Such expenses decreased as a percentage of net sales to 4.4% from 5.0%, due primarily to a higher volume of sales in the first nine months of 2003 compared to the same prior year period.

SELLING AND MARKETING. Selling and marketing expenses increased by $425,000, or 14% due primarily to higher (1) sales commissions resulting from higher sales in the first nine months of 2003 compared to the first nine months of 2002 (approximately $180,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas, to support our growing gaming printer sales (approximately $140,000), and (3) selling expenses at our UK facility due largely to the unfavorable impact of exchange rates in the period (approximately $70,000) and
(4) marketing expenses (approximately $30,000). Selling and marketing expenses decreased as a percentage of net sales to 9.4% from 10.1%, due primarily to higher volume of sales in the first nine months of 2003 compared to the first nine months of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased slightly by $12,000, or less than 1%. We incurred higher legal expenses (approximately $190,000) related to our growing patent portfolio and the Patent Resolution Payment that were almost entirely offset by staff reductions resulting from the Consolidation (approximately $180,000). General and administrative expenses decreased as a percentage of net sales to 8.9% from 10.9% due primarily to a higher volume of sales in the first nine months of 2003 compared to the first nine months of 2002.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the first nine months of 2002, we incurred $958,000 of expenses related to the Consolidation. Approximately $900,000 of these expenses were the result of a revision of our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time projected to sublease our Wallingford, CT facility. The accrual now includes estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. See Note 5 to the Consolidated Condensed Financial Statements.

OPERATING INCOME (LOSS). During the first nine months of 2003 we reported operating income of $2,997,000, or 8.0% of net sales, compared to an operating loss of ($807,000), or (2.7%) of net sales in the first nine months of 2002. The significant increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily selling and marketing expenses) in the first nine months of 2003 compared to 2002. Although sales increased by 24% from the first nine months of 2003 compared to the first nine months of 2002, operating expenses (excluding restructuring expenses) only increased by 7%, which provided substantial operating leverage in the first nine months of 2003 that we expect to continue into the fourth quarter of 2003 and 2004. The results for the first nine months of 2002 were also adversely impacted by a charge of $958,000 related to the Consolidation.

INTEREST. Net interest expense increased to $183,000 from $148,000 in the first nine months of 2002 due largely to higher average revolving borrowings, partially offset by lower interest rates. Average revolving borrowings were unusually low in the first nine months of 2002 as a result of the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments, the proceeds of which were used to repay outstanding revolving borrowings in 2002. We expect revolving borrowings to decrease from $1,909,000 at September 30, 2003 to approximately $1 million by the end of 2003, as we continue to generate cash from operation in the fourth quarter of 2003. As a result, we expect interest expense to decrease slightly in the fourth quarter of 2003 compared to the third quarter of 2003. See "Liquidity and Capital Resources" below for more information.

WRITE-OFF OF DEFERRED FINANCING COSTS. In August 2003, we entered into a new credit facility with Banknorth N.A, which replaced an existing facility with LaSalle Business Credit, Inc ("LaSalle"). We recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle Business Credit. Our new credit facility with Banknorth contains more favorable terms than those contained in our prior facility with LaSalle, which we believe will result in significant costs savings during the term of the new credit facility.

OTHER INCOME (EXPENSE). Other expense for the first nine months of 2003 primarily includes transaction exchange loss recorded by our UK subsidiary. Other income for the first nine months of 2002 includes a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our former health insurance company, Anthem, Inc., upon its demutualization. This gain was partially offset by approximately $50,000 of transaction exchange loss recorded by our UK subsidiary in the period, due to the strengthening of the British pound against the dollar.

INCOME TAXES. We recorded an income tax provision of $924,000 in the first nine months of 2003 at an effective rate of 34.8%, and an income tax benefit of $310,000 at in effective rate of 36% in the first nine months 2002. The lower effective rate in the 2003 period reflects a favorable outcome of a state tax audit.

NET INCOME (LOSS). We reported net income during the first nine months of 2003 of $1,729,000, or $0.24 per share (diluted) after giving effect to $269,000 of dividends and accretion charges on preferred stock. This compares to a net loss of ($549,000), or ($0.15) per share (diluted) for the first nine months of 2002, after giving effect to $269,000 of dividends and accretion charges on preferred stock. In the future, dividends and accretion charges on preferred stock will be approximately $90,000 per quarter, assuming no conversion or redemption of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities: We generated cash from operations of $518,000 and $1,987,000 in the first nine months of 2003 and 2002, respectively. During the first nine months of 2003, we reported net income of $1,729,000 compared to a net loss of ($549,000) in the same period of 2002. Depreciation and amortization (including non-cash compensation expense) totaled $1,434,000 compared to $1,678,000 in the same period of 2002. Deferred income taxes decreased by $879,000 from year-end substantially due to an increase in the provision for income taxes in the period. Accounts payable were essentially flat from year-end. We expect accounts payable to remain at approximately the same level in the fourth quarter of 2003 as in the third quarter of 2003. Accrued liabilities and other liabilities, excluding accrued restructuring, increased by $646,000, primarily due to an increase in deferred revenue on an extended warranty contract with a certain customer.

Cash used in operating activities: Offsetting the activities providing cash in the first nine months of 2003 were the following: receivables increased by approximately $3,391,000 from year-end, due largely to an increase in volume of sales compared to the prior period. Inventories increased by only approximately $106,000, despite a significant increase in sales volume in 2003 compared to 2002. We expect inventories at the end of the fourth quarter of 2003 to be approximately the same as those reported at the end of the third quarter of 2003. The restructuring accrual decreased by $611,000, representing lease payments for the Wallingford Facility, and to a lesser extent, payouts for severance pay and related benefits. (See "Consolidation Expenses" below.)

Investing activities: We used approximately $825,000 of cash from investing activities in the first nine months of 2003 compared to using $374,000 in the same period of 2002. Our capital expenditures were approximately $1,156,000 and $374,000 in the first nine months of 2003 and 2002, respectively. These expenditures in 2003 primarily included new product tooling (largely for our new thermal on-line lottery printer for GTECH and our newly-introduced iTherm(TM)280 thermal POS printer), and to a lesser extent, computer equipment. We expect capital expenditures for 2003 to be approximately $1,400,000, primarily for tooling for our new thermal lottery printer for GTECH and the POS market, and other new products. During the second quarter of 2003, we received cash proceeds of $330,000, plus accrued interest, from an officer of the Company in repayment of an outstanding loan.

Financing activities: Financing activities used $148,000 during the first nine months of 2003, largely due to net repayments under our revolving credit facility (approximately $632,000) and payments of cash dividends on our preferred stock (approximately $210,000), largely offset by proceeds from stock option exercises (approximately $601,000) and net term loan borrowings (approximately $93,000). Financing activities used $1,506,000 during the first nine months of 2002, largely due to repayment of borrowings under our revolving credit line as a result of the receipt of an advanced payment of approximately $5,824,000 from a customer in the first quarter of 2002.

WORKING CAPITAL

Our working capital increased to $10,703,000 at September 30, 2003 from $8,577,000 at December 31, 2002. The current ratio also increased to 2.39 to 1 at September 30, 2003 from 2.13 to 1 at December 31, 2002. The increase in both working capital and the current ratio was largely due largely to higher receivables ($3,391,000) somewhat offset by lower cash and cash equivalents ($422,000) and lower deferred tax assets ($879,000) compared to December 31, 2002.

DEFERRED TAXES

As of September 30, 2003, we had a net deferred tax asset of approximately $1,810,000. In order to utilize this deferred tax asset, we will need to generate approximately $5.0 million of taxable income in future years. Based on future financial projections, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a significant and well-funded competitor. We are analyzing the cited patents for validity and applicability to our products. In an effort to resolve this matter, we have offered to pay approximately $160,000 related to past usage, while the other party seeks payment of up to $950,000 (the "Patent Resolution Payment"). Discussions with the other party are ongoing, and the outcome is uncertain. While the outcome of our patent analysis and discussions cannot be predicted, we recognized a charge of $160,000 in cost of sales in the fourth quarter of 2002. This charge represents what we believe to be a fair and reasonable payment for past sales of such printers. During the three and nine months ended September 30, 2003, we recognized additional charges in cost of sales to reflect the potential payment for printers sold during these periods that may use technology covered by the competitor's patents.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced our prior credit facility (the "LaSalle Credit Facility) with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, we may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment (see Note 6) and less (iii) a $40,000 credit reserve.

Concurrent with the signing of the Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility. Principal payments for any borrowings under the equipment loan facility are due in equal installments plus accrued interest based on a sixty month amortization schedule on the first day of each month beginning September 1, 2003, with the unpaid principal balance due on the earlier of (1) July 31, 2008 or (2) acceleration of the indebtedness under the revolving credit line or the equipment line due to an event of default.

We recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle. Our new credit facility with Banknorth contains more favorable terms than those contained in our prior facility with LaSalle, which we believe will result in significant costs savings during the term of the new credit facility.

As of September 30, 2003, we had $1,909,000 and $443,000 outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $9,591,000 at September 30, 2003. However, our maximum additional available borrowings under the facility were limited to approximately $5,800,000 at September 30, 2003 based on the borrowing base of our collateral. Annual principal payments on the term loan are $90,000.

PREFERRED STOCK

In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $270,000 of cash dividends to Advance Capital Advisors, L.P. in the first nine months of 2003 and 2002, and expect to pay $70,000 per quarter for the remainder of 2003. We also record non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock is convertible at any time by the holders at a conversion price of $9.00 per common share. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends.

Upon a change of control, as defined, holders have the right to redeem the Preferred Stock for an aggregate of $8,000,000 plus any unpaid dividends.

In 2002, we issued to the Preferred Stock holders warrants to purchase an aggregate of 44,444 shares of our common stock at an exercise price of $9.00 per common share. On July 8, 2003, the holders exercised their 44,444 warrants. In lieu of cash consideration, we canceled 31,821 of their warrants in exchange for the issuance of 12,623 shares of common stock.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $2,752,000 to $9,297,000 at September 30, 2003 from $6,545,000 at December 31, 2002. The increase was primarily due to the following for the nine months ended September 30, 2003: (1) net income available to common shareholders of $1,460,000, (2) the repayment by an officer of an outstanding loan of $330,000, (3) proceeds of approximately $601,000 from the issuance of approximately 119,000 shares of common stock from employee stock option exercises and (4) an increase in additional paid in capital of approximately $273,000 resulting from the recording of a deferred tax asset from the sale of employee stock from stock option exercises.

CONSOLIDATION EXPENSES

Through December 31, 2002, we incurred approximately $5.1 million of non-recurring costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.0 million and $4.1 million was recognized in 2002 and 2001, respectively.

Accrued restructuring expenses related to the Consolidation totaled $1,107,000 at September 30, 2003, and include remaining severance pay, and estimated non-cancelable lease payments and other related costs through approximately September 30, 2004. We paid approximately $611,000 and $1,952,000 of Consolidation expenses in the first nine months of 2003 and 2002, respectively. We expect to pay approximately $150,000 of these expenses in the last three months of 2003, and the remaining $957,000 in 2004.

RESOURCE SUFFICIENCY

We believe that cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment (as described in Note 6 to the Consolidated Condensed Financial Statements), to finance our capital expenditures and to meet our liquidity requirements through at least December 31, 2004.

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

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, during the period covered by this report.

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

                  Exhibit 11.1      Computation of earnings per share

                  Exhibit 31.1      Certification of Chief Executive Officer pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2      Certification of Chief Financial Officer pursuant to Section 302 of the
                                    Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         b.       Reports on Form 8-K

                  A report on Form 8-K was furnished on July 28, 2003 to report under Items 7 and 9 a press release announcing the Company's financial results for the quarter ended June 30, 2003 pursuant to Item 12 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)



November 10, 2003                       /s/ Richard L. Cote
                                        ----------------------------------
                                        Richard L. Cote
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/ Steven A. DeMartino
                                        ----------------------------------
                                        Steven A. DeMartino
                                        Senior Vice President, Finance and
                                        Information Technology
                                        (Principal Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.





                  Exhibit
                  -------
                   11.1      Computation of earnings per share

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