Form 10-K
period 2003-12-31
TRANSACT TECHNOLOGIES INC
filed 2004-03-30
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                              ---------------------
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------.

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1456680
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
organization)                                                Identification No.)

7 LASER LANE, WALLINGFORD, CT                                              06492
------------------------------------------------             -------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                  203-269-1198

Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

As of June 30, 2003 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $63,900,000.

As of March 5, 2004, the registrant had outstanding 6,020,648 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2004 - Part III (Items 10-14).

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

         TransAct was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. We completed an initial public offering on August 22, 1996.

         TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, we market related consumables, spare parts and service. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: (1) point-of-sale and banking ("POS") and (2) gaming and lottery. We sell our products directly to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. We have one primary operating facility located in Ithaca, New York, five sales offices located in the United States, and one sales office and service depot in the United Kingdom. Our executive offices are located at 7 Laser Lane, Wallingford, CT 06492 with a telephone number of (203) 269-1198.

GENERAL DEVELOPMENT OF BUSINESS

         The year 2003 was a pivotal, and successful, year for TransAct, highlighted by the following achievements:

                  -        Increased revenues by $12,637,000, or 32% over 2002

                  -        Increased operating income by $3,672,000

                  - Reported our first profitable year since 1999 with net income of $1,528,000

                  -        Repaid all our revolving bank borrowings

         We continue to focus on sales growth in our two core markets, point of sale and banking ("POS") and gaming and lottery, to drive increased profitability.

         The POS market remained soft in 2003 due to continued lower capital spending by users of POS products and overall economic weakness, primarily in the U.S. We expect to see some improvement in the POS market during 2004, although not until the second half of 2004. Despite weakness of the market in 2003, our POS printer sales increased by 8.7% due primarily to growing sales of our POSjet(R) and Bankjet(R) line of inkjet printers. During 2003, we announced wins from two major financial services companies for shipments of over 19,000 Bankjet(R) printers to upgrade bank teller applications, which we began to ship in 2003 and expect to complete shipping during 2004. Given our success in 2003 and in light of the renewed focus we see banks placing on branch banking, we plan to more proactively seek opportunities with other banks for upgrading bank teller systems, if and when they arise. Our long-term strategy in the POS market is to capture at least 20% market share, or approximately $200 million in sales, primarily through increasing and enhancing our product portfolio, increasing geographic coverage, and growing our customer base.

         Our focus in the gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreements with GTECH Corporation ("GTECH"), our largest customer and the world's largest provider of lottery terminals, with an approximately 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. Currently, we fulfill substantially all of GTECH's printer requirements for lottery terminal installations and upgrades. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs.

         On the gaming side, our focus lies primarily in supplying printers for use in slot machines in casinos. During 2003, we benefited from the increasing number of casinos that began to convert traditional coin-issuing slot machines into ticket-issuing slot machines. As a result, sales of our gaming and lottery printers increased by over 50%. We expect this trend to continue into 2004, as more casinos convert their slot machines. The adoption and rollout of the ticket-in/ticket-out initiative is happening and we expect all 700,000 slot machines in North America to be fitted with a printer within the next two to four years. We also expect growth from gaming sales internationally, beginning in late 2004, as markets such as Australia and Europe evaluate the use of this technology for their slot machines.

         Our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), offer a substantial growth opportunity and recurring revenue stream for TransAct. Our services and consumables products revenue has grown to $8,543,000 and 16.4% of net sales in 2003, an increase of over 22% from 2002. During 2004, we plan to more actively promote and dedicate increased resources to our services and consumables products in an effort to substantially increase the volume of sales. We have implemented a specialized software system, improved our sales lead tracking and prospecting processes, and instituted incentive schemes for our sales people to enable us to better cross-sell our services and consumables products to our customers. We also believe that the increasing sales of our inkjet printers will drive substantially higher inkjet cartridge sales in 2004 and beyond.

         Operationally, gross margin and operating margin were significantly improved. We expect to see further gross margin and operating margin improvement in 2004 as the volume of sales increases and we continue to focus on controlling expenses. We reported net income for 2003 - the first time since 1999. We also generated sufficient cash during 2003 to repay all outstanding revolving borrowings under our credit facility, and had almost $500,000 of cash on our balance sheet as of December 31, 2003.

FINANCIAL INFORMATION ABOUT SEGMENTS

         We have assessed our operating and reportable segments and have determined that we operate in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer-related products.

PRODUCTS AND SERVICES

       TransAct designs, develops, manufactures and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the POS and gaming and lottery markets. Our printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include PC board configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we manufacture custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers. In addition, we offer inkjet cartridges, printer ribbons, paper and replacement parts for all of our products.

         We provide customers with telephone sales and technical support, a personal account representative to handle orders, shipping and general information, and expedited shipping for orders of our configurable and custom products. Technical and sales support personnel receive training on all of our products and services manufactured. Our printers generally carry up to a two-year limited warranty; extended warranties are available for purchase to supplement the original warranty. Service contracts for the repair and maintenance of printers beyond the original warranty period are also available for purchase.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The principal materials used in manufacturing are inkjet, thermal and impact printheads, injection molded plastic parts, formed/stamped metal parts, circuit boards and electronic components. Although we could experience temporary disruption if certain suppliers ceased doing business with us, our requirements generally are available from a number of sources, except as described below.

         Okidata Americas, Inc. ("Okidata"), is the sole supplier for a printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), that is used in all of our Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on TransAct. We have a supply agreement with Okidata to provide Oki Kits until June 8, 2005. Prices under this agreement are fixed, but may be changed by Okidata after providing 180 days written notice.

         Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of our inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of our inkjet printers. We have a supply agreement with HP to purchase inkjet cartridges until February 1, 2005 at fixed prices.

         We believe our relations with Okidata and HP are good and have received no indication that these supply agreements will not be renewed beyond the respective expiration dates of the current contracts. We cannot be certain, however, that these supply agreements will be renewed, or if renewed, that the terms will be as favorable as those under the current contracts.

PATENTS AND PROPRIETARY INFORMATION

         We have significantly expanded our patent portfolio over the past four years, and expect to continue to do so in the future. We also believe our patent portfolio will provide additional opportunities to license our intellectual property in the future. We currently own eight patents, four of which we consider material. The earliest expiration date of these eight patents is in 2008 with the latest expiration date in 2020. Of the material patents, one patent covers methods and apparatus for allowing a two-color printer to print images using single pass technology by printing during both forward and reverse movement of the print mechanism; another patent relates to our proprietary void and reprint receipt printing method which is used in certain of our slot machine printers; and two other patents cover a method for converting a full color image into a two-color image, plus a background color. We also have sought patent protection for certain design features of 1) printers using inkjet technology,
2) POS printers using thermal technology, and 3) thermal printers for use in casino slot machines. We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

         In November 2002, the Company was advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although settlement negotiations are continuing, we believe that the total accrual of $900,000 (the "Patent Resolution Payment") reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrued estimated royalty payments for usage of this technology after January 1, 2003.

SEASONALITY

         Retailers typically reduce purchases of new POS equipment in the fourth quarter, due to the increased volume of consumer transactions in the holiday period, and our sales of printers in the POS market historically have increased in the third quarter and decreased in the fourth quarter. Similarly, installations of lottery terminals are typically reduced in the fourth quarter resulting in decreased sales of lottery printers. However, we did not experience material seasonality in our total net sales, due to significant growth in sales from our gaming market (for which we have not experienced seasonality). As a result, we experienced little impact from the mild seasonality of our POS and lottery market.

CERTAIN CUSTOMERS

         We currently have two ongoing OEM purchase agreements with GTECH Corporation ("GTECH"). The first OEM purchase agreement ("GTECH Impact Printer Agreement") provides for the sale of impact on-line lottery printers and spare parts through December 31, 2004. The second OEM purchase agreement ("GTECH Thermal Printer Agreement") provides for the sale of thermal on-line lottery printers and spares parts, at fixed prices, through June 28, 2007. Firm purchase orders for printers under either agreement may be placed annually by GTECH. Pursuant to orders placed under the GTECH Impact Printer Agreement, we have orders for approximately $2,000,000 of impact on-line lottery printers for delivery during the second and third quarters of 2004. Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers in 2004 beyond the third quarter. Additionally, pursuant to the GTECH Thermal Printer Agreement, we have received orders for approximately $1,800,000 worth of thermal printers for delivery in 2004. We expect to receive additional orders from GTECH for thermal printers during 2004. We also sell printers to GTECH for use in lottery terminals at grocery store check-out lanes ("in-lane lottery printers"). Sales of in-lane lottery printers are project-oriented, and, as such, we cannot predict if and when future sales may occur. Sales to GTECH accounted for approximately 19%, 27% and 33% of net sales in 2003, 2002 and 2001, respectively.

       We also provide printers to Harrah's for use in casino slot machines throughout the United States. During 2003, sales to Harrah's accounted for approximately 12% of net sales. We have received orders for approximately $2,200,000 from Harrah's of printers for delivery in 2004. We expect to receive additional orders from them for printers during 2004.

BACKLOG

         Our backlog of firm orders was approximately $5,344,000 as of March 5, 2004, including approximately $3,200,000 and $500,000 to GTECH and Harrah's, respectively, compared to $7,628,000 as of March 14, 2003, including approximately $4,300,000 to GTECH and none to Harrah's. Based on customers' current delivery requirements, we expect to fill our entire current backlog during 2004.

COMPETITION

         The market for transaction-based printers is extremely competitive, and we expect such competition to continue in the future. We compete with a number of companies, many of which have greater financial, technical and marketing resources than us. We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

         In the POS market, our major competitor is Epson America, Inc., which controls a dominant portion of the POS markets into which we sell. We also compete, to a much lesser extent, with Axiohm Transaction Solutions, Star Micronics America, Inc., Citizen -- CBM America Corporation, and Korean Printer Solutions. Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production, and sometimes offer lower prices than us.

         In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreements with GTECH, which controls approximately 70% of the worldwide on-line lottery market. We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

         In the gaming market (consisting principally of slot machine and video lottery terminal transaction printing), we and our major competitor, FutureLogic, Inc., comprise a substantial portion of the market. We also compete, to a lesser extent, with JCM American Corporation and Money Controls, a division of Coin Acceptors, Inc. (Coinco). Certain of our products sold for gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

         Our strategy for competing in our markets is to continue to develop new products and product line extensions, to increase our geographic market penetration, take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas. We expect to particularly focus on
(1) promoting our line of slot machine printers into the gaming market, (2) increasing sales of our new iTherm(TM)280 thermal POS printer and family of printers utilizing Hewlett Packard's inkjet printing technology, and (3) expanding our consumables, spare parts and service business. Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.

RESEARCH AND DEVELOPMENT ACTIVITIES

         We spent approximately $2,276,000, $2,025,000 and $3,070,000 in 2003,
2002 and 2001, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2004, we expect to focus the majority of our research and development activities on the continuing development and enhancement of (1) our family of printers for the POS market utilizing inkjet and thermal printing technology and (2) our ticket-issuing printers for use in the casino market.

ENVIRONMENT

         We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

         As of March 12, 2004, TransAct Technologies and our subsidiaries employed 201 persons, of whom 148 were full-time and 53 were temporary employees. None of our employees is unionized, and we consider our relationships with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $1,068,000, $738,000, and $1,791,000 (primarily to Fujitsu for sales and service of printers used in the British Post Office) in 2003, 2002 and 2001, respectively. We had export sales to our customers from our domestic operations of approximately $3,663,000, $3,968,000 and $6,131,000 in 2003, 2002
and 2001, respectively. Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $4,731,000, $4,706,000 and $7,922,000 in 2003, 2002 and 2001,
respectively.

ADDITIONAL INFORMATION

         We make available free of charge through our internet website, WWW.TRANSACT-TECH.COM, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

         We maintain a Code of Business Conduct that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. This Code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business, is available for public access on our internet website.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instructions G(3) of form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004.

         The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

       Name                               Age                                   Position
       ----                               ---                                   --------
Bart C. Shuldman                          46         Chairman of the Board, President and Chief Executive Officer
Richard L. Cote                           62         Executive Vice President, Chief Financial Officer, Treasurer, Secretary
                                                     and Director
James B. Stetson                          46         Executive Vice President - Sales and Marketing
Michael S. Kumpf                          54         Executive Vice President - Engineering
Steven A. DeMartino                       34         Senior Vice President - Finance and Information Technology

         BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman served as President of Magnetec and later the combined operations of Magnetec and Ithaca from August 1993 until June 1996. In February 2001, Mr. Shuldman was elected Chairman of the Board.

         RICHARD L. COTE has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since its formation in June 1996. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Tridex from September 1993 to June 1996. On June 1, 2004, Mr. Cote will step down as Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director of the Company. Mr. Cote will continue in a consulting capacity through the end of 2004.

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

         MICHAEL S. KUMPF was appointed Executive Vice President of Engineering in March 2002. He served as Senior Vice President, Engineering from June 1996 to March 2002 and Vice President, Engineering of Ithaca from 1991 until June 1996.

         STEVEN A. DEMARTINO, a certified public accountant, joined TransAct as Corporate Controller in August 1996 and was appointed an officer of the Company in January 1998, Vice President in December 1999, and Senior Vice President, Finance and Information Technology in October 2001. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino served as Controller of Copart, Inc. from September 1994 to May 1996. On June 1, 2004, Mr. DeMartino will succeed Mr. Cote as TransAct's Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

ITEM 2. PROPERTIES.

         Our operations are currently conducted at the facilities described below. In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we consolidated all manufacturing and engineering from our Wallingford, CT facility into our existing Ithaca, NY facility. Our corporate headquarters are still located in the Wallingford, CT facility. Although we are actively seeking to sublease our Wallingford, CT facility, in 2003 we determined that because of the continuing regional decline in the commercial real estate market, it was unlikely that we would be able to sublease our facility. As such, we increased our restructuring accrual at December 31, 2003 to provide for the remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008). The increase in the restructuring accrual includes the reversal of estimated sublease income for the remainder of the lease term.

         In connection with the consolidation of facilities into Ithaca, we added approximately 10,000 square feet of manufacturing space and 3,000 square feet of office space to our Ithaca facility during 2002.

                                                                           Size           Owned or    Lease Expiration
           Location                     Operations Conducted         (Approx. Sq. Ft.)     Leased           Date
           --------                     --------------------         -----------------     ------           ----
Wallingford, Connecticut                Executive offices                 49,000          Leased      March 31, 2008

Ithaca, New York                        Manufacturing facility            74,000          Leased      June 30, 2007

Doncaster, United Kingdom               Sales office and service           2,800          Leased      August 1, 2009
                                        depot

Georgia (2), Nevada, New York and       Five (5) regional sales              750          Leased         Various
Texas                                   offices

         We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

         Our common stock is traded on the Nasdaq SmallCap Market under the symbol TACT. As of March 12, 2004, there were 675 holders of record of the common stock. The high and low sales bid quotations of the common stock reported during each quarter of the years ended December 31, 2003 and 2002 were as follows:

                                     Year Ended                  Year Ended
                                  December 31, 2003           December 31, 2002
                                  -----------------           -----------------
                                 High          Low           High           Low
                                 ----          ---           ----           ---
First Quarter                   $ 5.67        $ 3.90        $ 6.70        $ 3.90
Second Quarter                   13.89          5.05          7.00          4.51
Third Quarter                    17.90         11.75          5.99          3.60
Fourth Quarter                   27.40         15.82          5.12          3.91

         No dividends on common stock have been declared, and we do not anticipate declaring dividends in the foreseeable future. Our credit agreement with Banknorth N.A. restricts the payment of cash dividends on our common stock for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Year Ended December 31,
                                       --------------------------------------------------------------------------
                                        2003            2002             2001             2000             1999
                                        ----            ----             ----             ----             ----
Statement of Operations Data:
   Net sales                          $ 52,098        $ 39,461         $ 43,974         $ 53,720         $ 44,889
   Gross profit                         15,543          10,216            9,774           14,142           11,754
   Operating expenses                   12,855          11,200           17,060           14,296           11,719
   Operating income (loss)               2,688            (984)          (7,286)            (154)              35
   Net income (loss)                     1,528            (692)          (4,922)            (344)             324
   Net income (loss) available
   to common shareholders                1,170          (1,050)          (5,280)            (664)             324
   Net income (loss) per share:
       Basic                              0.20           (0.19)           (0.95)           (0.12)            0.06
       Diluted                            0.19           (0.19)           (0.95)           (0.12)            0.06

                                                               December 31,
                                    -----------------------------------------------------------------
                                     2003            2002           2001          2000           1999
                                     -----           ----           ----          ----           ----
Balance Sheet Data:
   Total assets                     $26,361        $22,030        $25,791        $27,619        $25,684
   Working capital                   11,787          8,798          8,366         13,631         11,094
   Long-term debt, excluding
     current portion                    330          2,791          5,344          5,944          7,100
   Redeemable convertible
     preferred stock                  3,902          3,824          3,746          3,668              -
   Shareholders' equity              10,347          6,545          7,315         12,191         12,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FORWARD LOOKING STATEMENTS

         Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; risks associated with the Patent Resolution Payment; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States and abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

OVERVIEW

         The year 2003 was a pivotal, and successful, year for TransAct, highlighted by the following achievements:

                  -        Increased revenues by $12,637,000, or 32% over 2002

                  -        Increased operating income by $3,672,000

                  - Reported our first profitable year since 1999 with net income of $1,528,000

                  -        Repaid all our revolving bank borrowings

         We continue to focus on sales growth in our two core markets, point of sale and banking ("POS") and gaming and lottery, to drive increased profitability. During 2003, our total net sales grew by over 32% to approximately $52,098,000. See the table below for a breakdown of our sales.

                                           Year ended                   Year ended                Change
    (In thousands)                     December 31, 2003            December 31, 2002          $         %
    --------------                     -----------------            -----------------       ----------------
Printers - POS                       $14,027       26.9%            $12,900      32.7%      $ 1,127     8.7%
Printers - Gaming and lottery         29,528       56.7%             19,578      49.6%        9,950    50.8%
                                     -------      -----             -------     -----       -------
  Subtotal - printers                 43,555       83.6%             32,478      82.3%       11,077    34.1%
Services and consumables               8,543       16.4%              6,983      17.7%        1,560    22.3%
                                     -------      -----             -------     -----       -------
  Total net sales                    $52,098      100.0%            $39,461     100.0%      $12,637    32.0%
                                     =======      =====             =======     =====       =======

         The POS market remained soft in 2003 due to continued lower capital spending by users of POS products and overall economic weakness, primarily in the U.S. We expect to see some improvement in the POS market during 2004, although not until the second half of 2004. Despite weakness of the market in 2003, our POS printer sales increased by 8.7% due primarily to growing sales of our POSjet(R) and Bankjet(R) line of inkjet printers. During 2003, we announced wins from two major financial services companies for shipments of over 19,000 Bankjet(R) printers to upgrade bank teller applications, which we began to ship in 2003 and expect to complete shipping during 2004. Given our success in 2003 and in light of the renewed focus we see banks placing on branch banking, we plan to more proactively seek opportunities with other banks for upgrading bank teller systems, if and when they arise. Our long-term strategy in the POS market is to capture at least 20% market share, or approximately $200 million in sales, primarily through increasing and enhancing our product portfolio, increasing geographic coverage, and growing our customer base.

         Our focus in the gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreements with GTECH Corporation ("GTECH"), our largest customer and the world's largest provider of lottery terminals, with an approximately 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. Currently, we fulfill substantially all of GTECH's printer requirements for lottery terminal installations and upgrades. During 2003, total sales to GTECH were approximately $9,750,000, representing a decrease of approximately 9% from 2002. Based on existing orders and expected future demand based on input from GTECH, we expect overall sales to GTECH in 2004 to be slightly below the 2003 level. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs.

         On the gaming side, our focus lies primarily in supplying printers for use in slot machines in casinos. During 2003, we benefited from the increasing number of casinos that began to convert traditional coin-issuing slot machines into ticket-issuing slot machines. As a result, sales of our gaming and lottery printers increased by over 50%. We expect this trend to continue into 2004, as more casinos convert their slot machines. The adoption and rollout of the ticket-in/ticket-out initiative is happening and we expect all 700,000 slot machines in North America to be fitted with a printer within the next two to four years. We also expect growth from gaming sales internationally, beginning in late 2004, as markets such as Australia and Europe evaluate the use of this technology for their slot machines.

         Our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), offer a substantial growth opportunity and recurring revenue stream for TransAct. Our services and consumables products revenue has grown to $8,543,000 and 16.4% of net sales in 2003, an increase of over 22% from 2002. During 2004, we plan to more actively promote and dedicate increased resources to our services products in an effort to substantially increase the volume of sales. We have implemented a specialized software system, improved our sales lead tracking and prospecting processes, and instituted incentive schemes for our sales people to enable us to better cross-sell our services products to our customers. We also believe that the increasing sales of our inkjet printers will drive substantially higher inkjet cartridge sales in 2004 and beyond.

         Operationally, gross margin and operating margin were significantly improved. We expect to see further gross margin and operating margin improvement in 2004 as the volume of sales increases and we continue to focus on controlling expenses. We reported net income for 2003 - the first time since 1999. We also generated sufficient cash during 2003 to repay all outstanding revolving borrowings under our credit facility, and had almost $500,000 of cash on our balance sheet as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and restructuring accruals. We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates. Actual results may differ from the original estimates. The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.

         REVENUE RECOGNITION - Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts) which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, "Revenue Recognition". Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

         Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 ("FTB 90-1"), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Pursuant to FTB 90-1, revenue related to separately priced product maintenance contract is deferred and recognized over the term of the maintenance period. We record deferred revenue for amounts received from customers for maintenance contracts prior to the maintenance period.

         Our customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience. Returns have historically been within expectations and the provisions established, but we cannot guarantee that we will continue to experience return rates consistent with historical patterns.

         We offer some of our customers price protection as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. Our customers typically carry limited amounts of inventory, and we infrequently lower prices on current products. As a result, the amounts paid under these plans have been minimal. However, we cannot guarantee that this minimal level will continue.

         ACCOUNTS RECEIVABLE - We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current credit worthiness. We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues. Our allowance for doubtful accounts as of December 31, 2003 was $100,000, or 1.1% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of the accounts receivable. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience. As of December 31, 2003, we had an accounts receivable balance due from Harrah's (casinos) of 31% of the total balance due. No other customer accounts receivable balance exceeded 10%.

         INVENTORY - Our inventories are valued at the lower of cost or market. We assess market value based on historical usage and estimates of future demand. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changed market conditions. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income. As of December 31, 2003, our net inventory included a reserve to write inventory down to lower of cost or market of $1,950,000, or 19.5% of gross inventory. Reserves increased significantly in 2002 and remained at that level during 2003 due to several products that were discontinued during that time period.

         INCOME TAXES - In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

         Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against our deferred tax assets. On a quarterly basis, we evaluate the recoverability of our deferred tax assets based upon historical results and forecasted taxable income over future years, and match this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination was made.

         As of December 31, 2003, we recorded a net deferred tax asset of approximately $3,024,000 and a valuation allowance of $331,000, primarily on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. We will need to recognize approximately $8.0 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2003. Based on our projection of future taxable income, no additional valuation allowance is considered necessary. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded resulting in a charge to income in the period the determination is made.

         GOODWILL - We test the impairment of goodwill each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment as of December 31, 2003. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Goodwill amounted to $1,469,000 at December 31, 2003.

         RESTRUCTURING - In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). However, our Company headquarters remains in Wallingford, CT. Our technology shift to inkjet and thermal printing from dot matrix impact printing has dramatically reduced the labor content in our printers, and therefore, lowered the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of a small service depot that remains in Connecticut. The closing of the Wallingford manufacturing facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

         Through December 31, 2003, we have incurred approximately $6.2 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately $1.1 million, $1.0 million and $4.1 million were recognized in 2003, 2002 and 2001, respectively. We do not expect to incur any additional restructuring expenses related to the Consolidation beyond 2003. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

         In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. These accruals comprised severance pay, stay bonuses, employee benefits, non-cancelable lease payments and certain other expenses. Management has made reasonable estimates of such costs and expenses. However, if actual costs differ from the estimates, charges or credits to income could result in the period the adjustments are determined. In 2002 and 2003, we changed our estimate of sublease income on the Wallingford, CT facility, resulting in additional restructuring expense.

         WARRANTY - We generally warranty our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability would be made.

         CONTINGENCIES - We record an estimated liability related to contingencies based on our estimates of the probable outcomes. On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.

         In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although settlement negotiations are continuing, we believe that the total accrual of $900,000 (the "Patent Resolution Payment") reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrued estimated royalty payments for usage of this technology after January 1, 2003.

         ACCUMULATED OTHER COMPREHENSIVE INCOME - Stockholders' equity contains certain items classified as other comprehensive income, including foreign currency translation adjustments related to our non-U.S. subsidiary company that has a designated functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to U.S. dollars using a combination of historical, month-end and weighted average foreign exchange rates. This combination of rates creates the foreign currency translation adjustments component of other comprehensive income.

         (A)      RESULTS OF OPERATIONS

         (i) YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31,
         2002

         NET SALES. Net sales by market for the years ended December 31, 2003 and 2002 were as follows:

                                       Year ended                       Year ended                        Change
     (In thousands)                 December 31, 2003               December 31, 2002               $                 %
                                 -----------------------         -----------------------         -----------------------
Point of sale and banking        $20,745            39.8%        $18,475            46.8%        $ 2,270             12%
Gaming and lottery                31,353            60.2%         20,986            53.2%         10,367             49%
                                 -------         -------         -------         -------         -------
                                 $52,098           100.0%        $39,461           100.0%        $12,637             32%
                                 =======         =======         =======         =======         =======

International                    $ 4,731             9.1%        $ 4,706            11.9%        $    25              1%
                                 =======         =======         =======         =======         =======

       Net sales for 2003 increased $12,637,000, or 32%, from 2002 largely due to significantly higher shipments into our gaming and lottery market, as well as increased shipments into our POS market. Overall, international sales remained relatively flat in 2003 compared to 2002.

       Point of sale and banking: Sales of our POS products worldwide increased approximately $2,270,000, or 12%, from 2002.

                             Year ended                    Year ended                 Change
(In thousands)           December 31, 2003             December 31, 2002            $          %
                     -----------------------       -----------------------       ----------------
Domestic             $16,510            79.6%      $14,119            76.4%      $ 2,391      17%
International          4,235            20.4%        4,356            23.6%         (121)     (3%)
                     -------           -----       -------           -----       -------
                     $20,745           100.0%      $18,475           100.0%      $ 2,270      12%
                     =======           =====       =======           =====       =======

         Domestic POS revenue increased 17% due largely to significantly higher sales of our POSjet(R) and Bankjet(R) lines of inkjet printers. Sales of such inkjet printers increased by approximately 187% in 2003 compared to 2002. The overall increase in domestic POS revenue is largely attributable to (1) shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations, (2) increased shipments of our POSjet(R) line of inkjet printers, including shipments to one of the world's largest casual dining restaurant chains for use in their food and beverage service operations, and (3) significantly higher service, spare parts and consumables (mostly replacement inkjet cartridges) revenue.

         International POS revenue decreased 3% due primarily to lower sales of our thermal fiscal printers in Europe (approximately $800,000). Lower thermal fiscal printer sales were largely offset by (1) higher sales (approximately $300,000) through our expanding network of international distributors and (2) higher service, spare parts and consumables revenue (approximately $400,000), largely resulting from a service contract related to printers shipped for the British Post Office in prior years. Such service contract expires in the second quarter of 2005, and provides quarterly revenue of approximately $250,000. We are currently negotiating for the renewal of this contract upon its expiration, however, there can be no assurance that we will be successful. We also continue to actively seek additional distribution partners in both Latin America and Europe in order to increase our breadth of coverage and future sales in these regions.

         We expect sales into the POS market for the first quarter of 2004 to be consistent with those reported for the fourth quarter of 2003. However, we expect full year sales for 2004 to be modestly higher than those reported during 2003.

         Gaming and lottery: Sales of our gaming and lottery products increased by $10,367,000, or 49%, from 2002, primarily due to significantly stronger sales of our slot machine and video lottery terminal ("VLT") printers, somewhat offset by lower sales of lottery printers to GTECH.

                           Year ended                      Year ended                      Change
(In thousands)          December 31, 2003               December 31, 2002               $           %
                     -----------------------         -----------------------         -----------------
Domestic             $30,857            98.4%        $20,636            98.3%        $10,221       50%
International            496             1.6%            350             1.7%            146       42%
                     -----------------------         -----------------------         -------
                     $31,353           100.0%        $20,986           100.0%        $10,367       49%
                     =======================         =======================         =======

                    Year ended                 Year ended                   Change
(In thousands)  December 31, 2003           December 31, 2002           $          %
                -------------------       --------------------       ----------------
Gaming          $ 21,587       68.9%      $ 10,277        49.0%      $ 11,310     110%
Lottery            9,766       31.4%        10,709        51.0%          (943)     (9%)
                --------      -----       --------       -----       --------
                $ 31,353      100.0%      $ 20,986       100.0%      $ 10,367      49%
                ========      =====       ========       =====       ========

         Sales of our gaming products, which include video lottery terminal ("VLT") and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, more than doubled from 2002. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"). Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase in 2004, as more regulatory approvals for racinos are expected to be obtained and more casinos are expected to convert to ticket-in, ticket-out slot machines. Also, due to government budget shortfalls, many states have approved (such as New York and Oklahoma) or are considering VLT initiatives as a means of raising revenue. As such, we also expect sales of our VLT printers to increase in 2004 compared to 2003 due to these initiatives.

         Total sales to GTECH, which included impact and thermal on-line lottery printers, impact in-lane lottery printers (primarily found at checkout counters of certain grocery stores), and spare parts revenue, decreased by $943,000 to approximately $9,750,000, or 19% of net sales, in 2003, compared to $10,700,000, or 27% of net sales, in 2002.

See the table below for an analysis of revenues from GTECH.

                                                      Year ended
(In thousands, except %)                             December 31,
                                                    2003     2002
                                                  -------   -------
Impact on-line lottery printers and spare parts   $ 1,596   $10,032
Thermal on-line lottery printers                    8,000         -
In-lane lottery printers                              170       677
                                                  -------   -------
                                                  $ 9,766   $10,709
                                                  =======   =======
 % of consolidated net sales                           19%       27%

         Sales to GTECH of impact on-line lottery printers and spare parts totaled approximately $1,596,000 in 2003, compared to $10,032,000 in 2002. We have approximately $2,000,000 of orders from GTECH for impact on-line lottery printers for delivery in the second and third quarters of 2004. Because our thermal on-line lottery printer is a replacement for our impact on-line lottery printer, we do not expect any further shipments of impact on-line lottery printers in 2004 beyond the third quarter. Shipments of in-lane lottery printers totaled approximately $170,000 in 2003 compared to $677,000 in 2002. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur. In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. During 2003, we shipped approximately $8,000,000 of these printers. We made no shipments of thermal on-line lottery printers during 2002. Based on existing orders and expected future demand based on input from GTECH, we expect sales of our thermal on-line lottery printers in 2004 to be slightly less than those reported in 2003.

         International gaming and lottery product sales increased slightly from 2002. Such sales represented less than 2% of total sales into this market during 2003 and 2002. However, we expect growth in international gaming revenue, beginning in late 2004, as markets such as Australia and Europe evaluate the use of this technology for their slot machines.

         GROSS PROFIT. Gross profit increased by $5,327,000, or 52%, to $15,543,000, and gross margin increased to 29.8% from 25.9%. Both gross profit and gross margin for 2003 benefited from a substantial increase in the volume of sales (32%) and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers in 2003 compared to 2002. Gross profit included a charge of $740,000, or 1.4% of net sales, and $160,000, or 0.4% of net sales, related to the Patent Resolution Payment (see "Contingent Liabilities" in Liquidity and Capital Resources) in 2003 and 2002, respectively. We expect gross margin for 2004 to be approximately 32-33%, as we gain operating leverage on higher expected sales volume in 2004 compared to 2003.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services and supplies). Such expenses increased $251,000, or 12%, to $2,276,000, primarily due to higher (1) compensation related expenses (approximately $80,000) and (2) expenses (including travel) related largely to the development of our new thermal on-line lottery printer for GTECH and our iTherm(TM)280 thermal POS printer ($170,000). Engineering and product development expenses decreased as a percentage of net sales to 4.4% from 5.1%, primarily due to significantly higher sales volume in 2003 compared to 2002. We expect engineering and product development expenses to increase in 2004 as we plan to add staff to continue increasing product development to expand our families of inkjet printers for the POS market and ticket-issuing printers for the casino market.

         SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $941,000, or 23%, to $4,968,000, due primarily to higher (1) sales commissions resulting from increased sales in 2003 compared to 2002 (approximately $440,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas, to support our growing gaming printer sales (approximately $250,000), (3) selling expenses at our UK facility due largely to the unfavorable impact of exchange rates in the period (approximately $140,000) and (4) marketing expenses (approximately $100,000). Selling and marketing expenses decreased as a percentage of net sales to 9.5% from 10.2%, due primarily to higher volume of sales in 2003 compared to 2002. We expect selling and marketing expenses to increase modestly in 2004, as we plan to add sales staff to help grow our sales and increase our breadth of coverage in our markets.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff; expenses for our corporate headquarters; professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $293,000, or 7%, to $4,483,000. During 2003 we incurred higher legal expenses (approximately $250,000) related to our growing patent portfolio and the Patent Resolution Payment. In addition, incentive compensation increased by approximately $130,000. These increases were somewhat offset by staff reductions resulting from the Consolidation (approximately $80,000). General and administrative expenses decreased as a percentage of net sales to 8.6% from 10.6%, due primarily to higher volume of sales in 2003 compared to 2002. We expect general and administrative expenses to increase somewhat in 2004, due largely to planned expenses related to required compliance with the Sarbanes-Oxley Act of 2002 and additional finance staff related to our CFO transition plan and growth in our overall business.

         BUSINESS CONSOLIDATION AND RESTRUCTURING. We incurred $1,128,000 and $958,000 of expenses related to the Consolidation in 2003 and 2002, respectively. These expenses were substantially the result of revisions to our original estimate for non-cancelable lease payments included in the restructuring accrual. During the third quarter of 2002, based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time then projected to sublease our Wallingford, CT facility. The accrual at December 31, 2002 reflected estimated sublease income after September 30, 2004. After expanded efforts during 2003, we determined that because of the continuing regional decline in the commercial real estate market in 2003, it was unlikely that we would be able to sublease our Wallingford, CT facility. As such, we increased our restructuring accrual, which represents the reversal of estimated sublease income, in the fourth quarter of 2003 by $1,128,000 to provide for the remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008).

         We do not expect to incur any further restructuring expenses related to the Consolidation beyond 2003. See "Consolidation Expenses" in Liquidity and Capital Resources).

         OPERATING INCOME (LOSS). During 2003, we reported operating income of $2,688,000, or 5.2% of net sales, compared to an operating loss of $984,000, or 2.5% of net sales, in 2002. The significant increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily selling and marketing expenses) in 2003 compared to 2002. Operating income (loss) for 2003 and 2002 included charges related to the Consolidation ($1,128,000 and $958,000, respectively) and the Patent Resolution Payment ($740,000 and $160,000, respectively).

         INTEREST. We reported interest expense of $219,000 in 2003 compared to $217,000 in 2002. Interest income decreased by $16,000 to $9,000 in 2003. The decrease in interest income was largely attributable to a higher level of invested cash in 2002 resulting from the receipt of an advance payment of approximately $5.8 million, from a major customer in advance of printer shipments, the proceeds of which were used to repay outstanding revolving borrowings in 2002. At December 31, 2003, we had no outstanding revolving borrowings and $420,000 outstanding under a term loan, that we repaid during January 2004. We expect to generate cash during 2004, and, as a result, expect to report interest income on our available cash in 2004. See "Liquidity and Capital Resources" below for more information.

         WRITE-OFF OF DEFERRED FINANCING COSTS. In August 2003, we entered into a new credit facility with Banknorth N.A., which replaced an existing facility with LaSalle Business Credit, Inc. ("LaSalle"). We recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle. Our new credit facility with Banknorth contains more favorable terms that those contained in our prior facility with LaSalle, which we believe will result in significant costs savings during the term of the new credit facility.

         OTHER INCOME (EXPENSE). Other expense for 2003 primarily included transaction exchange loss recorded by our UK subsidiary. Other income for 2002 included a one-time gain of $145,000 resulting from the receipt of 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares during the third quarter of 2002. This gain was partially offset by approximately $50,000 of transaction exchange loss recorded by our UK subsidiary during 2002, due to the strengthening of the British pound against the dollar.

         INCOME TAXES. We recorded an income tax provision of $725,000 at an effective rate of 32.2% in 2003, and an income tax benefit of $390,000 at an effective rate of 36.0% in 2002. The lower effective rate in 2003 reflects a favorable outcome of a state tax audit, benefits from certain tax credits, and utilization of state net operating loss carryforwards not previously anticipated. We expect to record income taxes at an effective rate of approximately 36% during 2004.

         NET INCOME (LOSS). We reported net income in 2003 of $1,528,000, or $0.19 per share (diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock. This compares to a net loss in 2002 of $692,000, or $0.19 per share (diluted) after giving effect to $358,000 of dividends and accretion charges on preferred stock. Both per-share amounts are after giving effect to $358,000 of dividends and accretion charges on preferred stock. In future quarters, dividends and accretion charges on preferred stock will be approximately $90,000, before the effect of any conversion or redemption of the preferred stock.

         (ii) YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         NET SALES. Net sales by market for the years ended December 31, 2002 and 2001 were as follows:

                                     Year ended                  Year ended              Change
(In thousands)                     December 31, 2002          December 31, 2001       $           %
                                 ---------------------        -----------------     -----------------
Point of sale and banking        $18,475          46.8%        $24,105     54.8%    $(5,630)    (23%)
Gaming and lottery                20,986          53.2%         19,869     45.2%      1,117       6%
                                                 -----         -------    -----     -------
                                 $39,461         100.0%        $43,974    100.0%    $(4,513)    (10%)
                                                 =====         =======    =====     =======
International                    $ 4,706          11.9%        $ 7,922     18.0%    $(3,216)    (41%)
                                                 =====         =======    =====     =======

         Net sales for 2002 decreased $4,513,000, or 10%, from 2001 largely due to lower shipments into our POS market, partially offset by higher sales into our gaming and lottery market. Overall, international sales decreased by $3,216,000 or 41%, primarily due a reduction in (1) revenue related to the British Post Office project (approximately $400,000), (2) kiosk printer shipments for use in a Canadian government application (approximately $1,500,000), (3) shipments of our thermal fiscal printer in Europe (approximately $1,000,000) and (4) POS revenue through distribution in Europe and Latin America (approximately $500,000), partially offset by an increase in international sales of our gaming and lottery printers (approximately $300,000).

         Point of sale and banking: Sales of our POS products worldwide decreased approximately $5,630,000, or 23%.

                                      Year ended                 Year ended             Change
(In thousands)                     December 31, 2002         December 31, 2001          $         %
                                 --------------------      --------------------     -----------------
Domestic                         $  14,119       76.4%     $   16,235      67.4%    $  (2,116)   (13%)
International                        4,356       23.6%          7,870      32.6%       (3,514)   (45%)
                                 ---------    -------      -----------   -------    ---------
                                 $  18,475      100.0%     $  24,105      100.0%    $  (5,630)   (23%)
                                 =========    =======      ===========   =======    =========

         Domestic POS product revenue decreased $2,116,000, or 13%, as we experienced softness in demand from our domestic distributors, particularly in the first and third quarters of 2002. Sales of our kiosk and ATM printers and related spare parts also declined by approximately $900,000. Due to steadily declining sales and low anticipated future sales, we decided to no longer sell such printers after 2002. Sales in 2002 included increasing sales of our POSjet line of inkjet printers.

         International POS printer shipments decreased approximately 45% for several reasons. First, sales to ICL Pathway for the British Post Office project, which included printer shipments, spare parts and service revenue, declined by approximately $400,000 to $1,800,000 in 2002. We completed shipping printers for the British Post Office project during the first quarter of 2001, and expect no future sales for this project, other than spare parts and service. Secondly, shipments of our thermal fiscal printer in Europe declined by approximately $1,000,000 to $950,000 in 2002. Thirdly, during 2001, we shipped approximately $1,500,000 of our thermal kiosk printers for use in a Canadian government application. We made no shipments of these printers in 2002. We do not expect to make any future shipments for this application. Lastly, we experienced a decrease of approximately $500,000 in sales through distribution, primarily in Latin America, and to a lesser extent, in Europe.

         Gaming and lottery: Sales into the gaming and lottery market increased by $1,117,000, or 6%, from 2001, primarily due to stronger sales of our video lottery terminal ("VLT") and slot machine printers, largely offset by lower sales of lottery printers to GTECH.

                                   Year ended                 Year ended                   Change
(In thousands)                 December 31, 2002           December 31, 2001            $         %
                             ---------------------      ----------------------      ------------------
Domestic                     $   20,636       98.3%     $   19,817        98.3%     $     819       4%
International                       350        1.7%             52         1.7%           298     573%
                             ----------      -----      ----------       -----      ---------
                             $   20,986      100.0%     $   19,869       100.0%     $   1,117       6%
                             ==========      =====      ==========       =====      =========

                                   Year ended                 Year ended                  Change
(In thousands)                 December 31, 2002           December 31, 2001            $          %
                             -----------------------    ------------------------    ------------------
Gaming                       $   10,277       49.0%     $    5,413        27.2%     $   4,864      90%
Lottery                          10,709       51.0%         14,456        72.8%        (3,747)    (26%)
                             ----------      -----      ----------       -----      ---------
                             $   20,986      100.0%     $   19,869       100.0%     $   1,117       6%
                             ==========      =====      ==========       =====      =========

         Sales of our gaming printers, which included VLT and slot machine printers, and related spare parts and repairs, increased by approximately $4,864,000, or 90%. The increase in gaming printer sales resulted from two factors; (1) increased installations of our VLT printers in West Virginia and other states, including approximately $1,600,000 of sales of a custom printer to one customer and (2) increased sales of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out").

         Shipments to GTECH, which included on-line and in-lane lottery printers and spare parts revenue, decreased $3,747,000, or 26%. See the table below for an analysis of revenues from GTECH. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur.

                                                                Year ended
         (In thousands, except %)                               December 31,
                                                             2002        2001
                                                           -------      -------
Impact on-line lottery printers and spare parts            $10,032      $14,253
In-lane lottery printers                                       677          203
                                                           -------      -------
                                                           $10,709      $14,456
                                                           =======      =======
 % of consolidated net sales                                    27%          27%

         GROSS PROFIT. Gross profit increased by $442,000, or 5%, to $10,216,000, and the gross margin also increased to 25.9% from 22.2%. Both gross profit and gross margin for 2002 benefited from improved sales mix and cost reductions resulting from the Consolidation.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased $1,045,000, or 34%, to $2,025,000, and also decreased as a percentage of net sales to 5.1% from 7.0%. This decrease is primarily due to a reduction in engineering staff at our Wallingford, CT facility due to the Consolidation.

         SELLING AND MARKETING. Selling and marketing expenses decreased $543,000, or 12%, to $4,027,000, and decreased as a percentage of net sales to 10.2% from 10.4%. Such expenses decreased mostly due to lower planned promotional and advertising expenses and staff reductions resulting from the Consolidation.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $1,909,000, or 31%, to $4,190,000, and decreased as a percentage of net sales to 10.6% from 13.9%. The decrease primarily resulted from (1) staff reductions resulting from the Consolidation and (2) the inclusion in 2001 of $680,000 of accelerated depreciation on certain assets located at the Company's Wallingford, CT facility (primarily leasehold improvements and computer equipment) whose useful lives were shortened as a result of the Consolidation.

         BUSINESS CONSOLIDATION AND RESTRUCTURING. We incurred $958,000 of expenses related to the Consolidation in 2002. These expenses were substantially the result of a revision to our estimate for non-cancelable lease payments included in the restructuring accrual at September 30, 2002. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by $900,000 to reflect the longer period of time then projected to sublease our Wallingford, CT facility. The accrual at December 31, 2002 reflected estimated sublease income after September 30, 2004.

         During 2001, we incurred approximately $3,321,000 of Consolidation expenses, which primarily included a portion of employee severance and termination related expenses and facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs). See "Consolidation Expenses" in Liquidity and Capital Resources).

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

(B)      LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Overview: During 2003, we significantly improved our operating results. We reported our first profitable year since 1999 and as of December 31, 2003 reported no revolving bank debt. Looking forward, we expect to generate approximately $5 to $6 million in cash from operations during 2004 and have between $4 and $5 million of cash on our balance sheet at the end of 2004. We also expect to earn interest income on our available cash balance throughout 2004.

         Operating activities: The following significant factors affected our cash provided by operations of $1,814,000 in 2003:

         -        We reported net income of $1,528,000.

         - We recorded depreciation, amortization and non-cash compensation expense of $1,723,000.

         - Accounts receivable increased by $5,035,000 because of significantly higher sales in the fourth quarter of 2003 compared to the fourth quarter of 2002.

         - Inventories decreased by $374,000, despite a significant increase in sales, due to improved inventory management.

         - Accounts payable increased by $305,000 due to the timing of payments and increased inventory purchases resulting from a higher volume of sales.

         - Accrued liabilities increased by $1,172,000, primarily due to higher compensation related accruals and an increase in deferred revenue on extended warranty contracts and other customer prepayments.

         - Accrued license fees increased by $1,038,000 related to the Patent Resolution Payment (see "Contingent Liabilities" below).

         - Accrued restructuring expenses increased by $407,000. (See "Consolidation Expenses" below).

         Investing activities: We used approximately $930,000 of cash for investing activities in 2003 compared to using $577,000 in 2002. Our capital expenditures were approximately $1,261,000 and $577,000 in 2003 and 2002, respectively. Expenditures in 2003 primarily included new product tooling (largely for our new thermal on-line lottery printer for GTECH and our newly-introduced iTherm(TM)280 thermal POS printer), and to a lesser extent, computer equipment. We expect capital expenditures for 2004 to be approximately $1,600,000, primarily for tooling for new products and enhanced versions of our existing products. During the second quarter of 2003, we received cash proceeds of $330,000, plus accrued interest, from an officer of the Company in repayment of an outstanding loan.

         Financing activities: We used approximately $1,387,000 in financing activities during 2003, largely due to net repayments under our revolving credit facility (approximately $2,541,000) and payments of cash dividends on our preferred stock (approximately $280,000), largely offset by proceeds from stock option exercises (approximately $1,364,000) and net term loan borrowings (approximately $70,000).

WORKING CAPITAL

         Our working capital increased to $11,787,000 at December 31, 2003 from $8,798,000 at December 31, 2002. The current ratio also increased to 2.36 to 1 at December 31, 2003 from 2.20 to 1 at December 31, 2002. The increase in both working capital and the current ratio was largely due to significantly higher receivables (approximately $5,035,000) due to higher sales in the fourth quarter of 2003 compared to the fourth quarter of 2002, partially offset by higher accrued expenses (approximately $1,046,000), mostly due to an increase in compensation related accruals and deferred revenue, at the end of 2003 compared to 2002.

DEFERRED TAXES

         As of December 31, 2003, we had a net deferred tax asset of approximately $3,024,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.0 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

         In November 2002, the Company was advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although settlement negotiations are continuing, we believe that the total accrual of $900,000 (the "Patent Resolution Payment") reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrued estimated royalty payments for usage of this technology after January 1, 2003.

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

         The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment (see Note 10 to the Consolidated Financial Statements) and less (iii) a $40,000 credit reserve.

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

         We recorded a charge of approximately $103,000 in the third quarter of 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle. Our new credit facility with Banknorth contains more favorable terms than those contained in our prior facility with LaSalle.

         As of December 31, 2003, we had no outstanding borrowings on the revolving credit line and $420,000 outstanding under the term loan. Undrawn commitments under the Banknorth Credit Facility were approximately $11,500,000 at December 31, 2003. However, our maximum additional available borrowings under the facility were limited to approximately $6,100,000 at December 31, 2003 based on the borrowing base of our collateral. Annual principal payments on the term loan are $90,000. We repaid the remaining balance on the term loan in January 2004. We were in compliance with all financial covenants of the Banknorth Credit Facility at December 31, 2003.

         Prior to the Banknorth Credit Facility, we operated under a three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle which was scheduled to expire on May 25, 2004. The LaSalle Credit Facility provided a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the LaSalle Credit Facility bore a floating rate of interest based on LaSalle's prime rate.

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

PREFERRED STOCK

         In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $280,000 of cash dividends in 2003, 2002 and 2001, and expect to pay $70,000 per quarter during 2004. We also record non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock is convertible at any time by the holders at a conversion price of $9.00 per common share. The preferred stock is redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends. Upon a change of control, as defined, holders have the right to redeem the Preferred Stock for an aggregate of $8,000,000 plus any unpaid dividends.

         In 2000, we issued to the Preferred Stock holders warrants to purchase an aggregate of 44,444 shares of our common stock at an exercise price of $9.00 per common share. On July 8, 2003, the holders exercised their 44,444 warrants. In lieu of cash consideration, we canceled 31,821 of their warrants in exchange for the issuance of 12,623 shares of common stock.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $3,802,000 to $10,347,000 at December 31, 2003 from $6,545,000 at December 31, 2002. The increase was primarily due to the following for the year ended December 31, 2003: (1) net income available to common shareholders of $1,170,000, (2) the repayment by an officer of an outstanding loan of $330,000, (3) proceeds of approximately $1,364,000 from the issuance of approximately 241,000 shares of common stock from stock option exercises and purchase from our employee stock purchase plan, (4) an increase in additional paid in capital of approximately $769,000 resulting from the recording of a deferred tax asset from tax deductions arising from stock option exercises and (5) an increase in accumulated other comprehensive income of $99,000 due to translation adjustments from our U.K. subsidiary.

CONSOLIDATION EXPENSES

         During 2001, we incurred approximately $4,096,000 of business consolidation, restructuring and related charges as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets. Although the Consolidation was substantially completed in 2001, we incurred an additional $958,000 expenses associated with the Consolidation during 2002. During 2002, we revised our original estimate for future sublease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased the restructuring accrual by $900,000 to reflect the longer period of time then projected to sublease our Wallingford, CT facility. After expanded efforts in 2003, we determined that because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during the fourth quarter of 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility. This increase represented the reversal of estimated sublease income for the remainder of the lease term. In addition, we determined that we will not terminate several employees originally included in the Consolidation. As a result, we reversed the remaining $142,000 of accrued restructuring expenses in 2003 related to employee severance and termination expenses, as we completed all required payments for such expenses by December 31, 2003.

         As a result of the Consolidation, we significantly lowered our cost structure in 2002 and 2003, with annual cost savings of over $4 million compared to 2001. We believe such cost savings will continue to contribute to additional operating leverage in 2004. We do not expect to incur any additional restructuring expense related to the Consolidation beyond 2003. See Note 8 to the Consolidated Financial Statements for further detail.

         Of the total of $6,182,000 of Consolidation expenses, approximately $5,407,000 required or will require cash outlays. We paid approximately $721,000, $2,242,000 and $424,000 of these costs in 2003, 2002 and 2001, respectively. We expect to pay approximately $480,000 of these costs per year from 2004 through 2007, and the remaining $100,000 in 2008. These payments from 2004 through 2008 relate primarily to lease and occupancy costs in our Wallingford, CT facility.

CONTRACTUAL OBLIGATIONS

         TransAct's contractual obligations as of December 31, 2003 were as follows:

(In thousands)                         Total         < 1 year       1-3 years       3-5 years        > 5 years
--------------                         -----         --------       ---------       ----------       ---------
Long term debt obligations            $    420       $     90       $     180       $     150        $   150
Operating lease obligations              6,289            952           1,938           1,602          1,797
Purchase obligations                    19,255         16,384           2,871               -              -

         Long term debt obligations include originally scheduled payments on our term loan with Banknorth as of December 31, 2003. We repaid the remaining balance on the term loan ($420,000) in January 2004. Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of raw material and component part inventory.

RESOURCE SUFFICIENCY

         We believe that cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment, to finance our capital expenditures and meet our liquidity requirements through at least December 31, 2004.

         Our Series B Preferred Stock is redeemable at the option of the holders on or after April 7, 2005 for an aggregate of $4,000,000. We believe that cash flows generated from operations and borrowings available under the Banknorth Credit Facility will also provide sufficient resources to satisfy redemption of the Preferred Stock in 2005, if it were to occur. However, we may also consider additional financing sources as appropriate, including raising additional equity capital.

(C)      IMPACT OF INFLATION

         TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected by inflation during 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         Our exposure to market risk for changes in interest rates relates primarily to borrowings under our revolving credit facility. These borrowings bear interest at variable rates and the fair value of this indebtedness is not significantly affected by changes in market interest rates. An effective increase or decrease of 10% in the current effective interest rates under our credit facility would not have a material effect on our results of operations or cash flows.

FOREIGN CURRENCY EXCHANGE RISK

         A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made. This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                 Page
                                                                                Number
                                                                                ------
Report of Independent Auditors                                                     23

TransAct Technologies Incorporated consolidated financial statements:

    Consolidated balance sheets as of December 31, 2003 and
    December 31, 2002.                                                             24

    Consolidated statements of operations
    for the years ended December 31, 2003, 2002 and 2001.                          25
    Consolidated statements of changes in shareholders' equity and comprehensive income (loss) for the years ended December 31, 2003,
    2002 and 2001.                                                                 26

    Consolidated statements of cash flows for the years ended
    December 31, 2003, 2002 and 2001.                                              27

    Notes to consolidated financial statements.                                    28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income (loss) and of cash flows, present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 26, 2004, except for Note 21
which is as of March 4, 2004

                       TRANSACT TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 December 31,  December 31,
                                                                     2003         2002
                                                                 ------------  -----------
ASSETS:
Current assets:
   Cash and cash equivalents                                      $    498      $    902
   Receivables, net                                                  9,074         4,039
   Inventories                                                       8,061         8,435
   Refundable income taxes                                             130           228
   Deferred tax assets                                               2,340         2,221
   Other current assets                                                379           327
                                                                  --------      --------
     Total current assets                                           20,482        16,152
                                                                  --------      --------

Fixed assets, net                                                    3,607         3,924
Goodwill                                                             1,469         1,469
Deferred tax assets                                                    684           193
Other assets                                                           119           292
                                                                  --------      --------
                                                                     5,879         5,878
                                                                  --------      --------
Total assets                                                      $ 26,361      $ 22,030
                                                                  ========      ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                   $     90      $    100
   Accounts payable                                                  3,288         2,983
   Accrued liabilities                                               2,892         2,244
   Accrued restructuring expenses                                      480           900
   Accrued patent license fees                                         408           160
   Deferred revenue                                                  1,537           967
                                                                  --------      --------
     Total current liabilities                                       8,695         7,354
                                                                  --------      --------

Revolving bank loan payable                                              -         2,541
Long-term portion of term loan                                         330           250
Accrued restructuring expenses                                       1,645           818
Accrued patent license fees                                            750             -
Accrued product warranty                                               169           221
Deferred revenue                                                       523           477
                                                                  --------      --------
                                                                     3,417         4,307
                                                                  --------      --------
   Total liabilities                                                12,112        11,661
                                                                  --------      --------

Commitments and contingencies

Series B Redeemable convertible preferred stock, $0.01 par
   value, 8,000 shares authorized, 4,000 shares issued and
   outstanding (liquidation preference of $4,098 and $4,176
   as of December 31,2003 and 2002)                                  3,902         3,824
                                                                  --------      --------

Shareholders' equity:
   Preferred stock, $0.01 par value, 4,792,000
     authorized, none issued and outstanding                             -             -
   Preferred stock, Series A, $0.01 par value, 200,000
     authorized, none issued and outstanding                             -             -
   Common stock, $0.01 par value, 20,000,000 authorized,
     5,968,433 and 5,715,119 shares issued and outstanding              60            57
   Additional paid-in capital                                        8,441         6,308
   Retained earnings                                                 1,769           599
   Unamortized restricted stock compensation                           (30)          (97)
   Loan receivable from officer                                          -          (330)
   Accumulated other comprehensive income                              107             8
                                                                  --------      --------
     Total shareholders' equity                                     10,347         6,545
                                                                  --------      --------
Total liabilities, redeemable convertible preferred stock and
   shareholders' equity                                           $ 26,361      $ 22,030
                                                                  ========      ========

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       Year Ended December 31,
                                                   2003        2002        2001
                                                   ----        ----        ----
Net sales                                        $ 52,098    $ 39,461    $ 43,974
Cost of sales                                      36,555      29,245      34,200
                                                 --------    --------    --------

Gross profit                                       15,543      10,216       9,774
                                                 --------    --------    --------

Operating expenses:
   Engineering, design and product development      2,276       2,025       3,070
   Selling and marketing                            4,968       4,027       4,570
   General and administrative                       4,483       4,190       6,099
   Business consolidation and restructuring         1,128         958       3,321
                                                 --------    --------    --------
                                                   12,855      11,200      17,060
                                                 --------    --------    --------

Operating income (loss)                             2,688        (984)     (7,286)
                                                 --------    --------    --------
Other income (expense):
   Interest expense                                  (219)       (217)       (430)
   Interest income                                      9          25          33
   Write-off of deferred financing costs             (103)          -           -
   Other, net                                        (122)         94          13
                                                 --------    --------    --------
                                                     (435)        (98)       (384)
                                                 --------    --------    --------

Income (loss) before income taxes                   2,253      (1,082)     (7,670)
Income tax provision (benefit)                        725        (390)     (2,748)
                                                 --------    --------    --------

Net income (loss)                                   1,528        (692)     (4,922)
Dividends and accretion charges on preferred
   stock                                             (358)       (358)       (358)
                                                 --------    --------    --------

Net income (loss) available to common
   shareholders                                  $  1,170    $ (1,050)   $ (5,280)
                                                 ========    ========    ========

Net income (loss) per common share:

   Basic                                         $   0.20    $  (0.19)   $  (0.95)
   Diluted                                       $   0.19    $  (0.19)   $  (0.95)

Shares used in per share calculation:

   Basic                                            5,793       5,636       5,551
   Diluted                                          6,223       5,636       5,551

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME (LOSS)
                        (In thousands, except share data)

                                                                                               Unamortized
                                                Common Stock      Additional                    Restricted
                                             -------------------   Paid-in        Retained        Stock
                                             Shares       Amount   Capital        Earnings    Compensation
                                             ------       ------   -------        --------    ------------
Balance, December 31, 2000                 5,607,827        56    $    6,069    $    6,929    $     (477)
    Issuance of restricted stock              20,000         -            95             -           (95)
    Cancellation of restricted stock          (3,000)        -           (22)            -            22
    Issuance of shares from exercise of
      stock options                           53,500         1           233             -             -
    Issuance of shares from employee
      stock purchase plan                      6,443         -            28             -             -
    Amortization of restricted stock
      compensation                                 -         -             -             -           264
    Tax charge related to restricted
      stock vested                                 -         -          (100)            -             -
    Dividends paid on preferred stock              -         -             -          (280)            -
    Accretion of preferred stock                   -
      discount and issuance costs                  -         -           (78)            -             -
    Comprehensive loss:
      Foreign currency translation
        adjustment                                 -         -             -             -             -
      Net loss                                     -         -             -        (4,922)            -
                                           ---------  --------    ----------    ----------    ----------
Balance, December 31, 2001                 5,684,770        57         6,303         1,649          (286)
    Cancellation of restricted stock            (600)        -            (5)            -             5
    Issuance of shares from exercise of
      stock options                           26,100         -           111             -             -
    Issuance of shares from employee
      stock purchase plan                      4,849        -             19             -             -
    Amortization of restricted stock
      compensation                                 -         -             -           184             -
    Tax charge related to restricted
      stock vested                                 -         -          (120)            -             -
    Dividends paid on preferred stock              -         -             -          (280)            -
    Accretion of preferred stock
      discount and issuance costs                  -         -             -           (78)            -
    Comprehensive income (loss):
      Foreign currency translation
        adjustment                                 -         -             -             -             -
      Net loss                                     -         -             -          (692)            -
                                           ---------  --------    ----------    ----------    ----------
Balance, December 31, 2002                 5,715,119        57         6,308           599           (97)
    Issuance of shares from exercise of
      stock options                          238,604         3         1,355             -             -

    Issuance of shares from employee
      stock purchase plan                      2,087         -             9             -             -
    Issuance of shares from cashless
      exercise of common stock
        warrants                              12,623         -             -             -             -
    Amortization of restricted stock
      compensation                                 -         -             -             -            67
    Tax benefit related to employee
      stock sales                                  -         -           769             -             -
    Dividends paid on preferred stock              -         -             -          (280)            -
    Accretion of preferred stock
      discount and issuance costs                  -         -             -           (78)            -
    Repayment of loan from officer                 -         -             -             -             -
    Comprehensive income:
      Foreign currency translation
        adjustment                                 -         -             -             -             -
      Net income                                   -         -             -         1,528             -
                                           ---------  --------    ----------    ----------    ----------
Balance, December 31, 2003                 5,968,433  $     60    $    8,441    $    1,769    $      (30)
                                           =========  ========    ==========    ==========    ==========

                                                Loan      Accumulated
                                            Receivable      Other                       Total
                                                from     Comprehensive              Comprehensive
                                               Officer   Income (Loss)    Total     Income (Loss)
                                               -------   -------------    -----     -------------
Balance, December 31, 2000                  $     (330)  $      (56)     $ 12,191
    Issuance of restricted stock                     -            -             -
    Cancellation of restricted stock                 -            -             -
    Issuance of shares from exercise of
      stock options                                  -          234             -
    Issuance of shares from employee
      stock purchase plan                            -            -            28
    Amortization of restricted stock
      compensation                                   -            -           264
    Tax charge related to restricted
      stock vested                                   -            -          (100)
    Dividends paid on preferred stock                -            -          (280)
    Accretion of preferred stock
      discount and issuance costs                    -            -           (78)
    Comprehensive loss:
      Foreign currency translation
        adjustment                                   -          (22)          (22)  $        (22)
      Net loss                                       -            -        (4,922)        (4,922)
                                           -----------   ----------    ----------   ------------
Balance, December 31, 2001                        (330)         (78)        7,315         (4,944)
                                                                                    ============
    Cancellation of restricted stock                 -            -             -              -
    Issuance of shares from exercise of
      stock options                                  -            -           111
    Issuance of shares from employee
      stock purchase plan                            -             -           19
    Amortization of restricted stock
      compensation                                 184            -
    Tax charge related to restricted
      stock vested                                   -            -          (120)
    Dividends paid on preferred stock                -            -          (280)
    Accretion of preferred stock
      discount and issuance costs                    -           (78)           -
    Comprehensive income (loss):
      Foreign currency translation
        adjustment                                   -           86            86             86
      Net loss                                       -            -          (692)          (692)
                                           -----------   ----------    ----------   ------------
Balance, December 31, 2002                        (330)           8         6,545           (606)
                                                                                    ============
    Issuance of shares from exercise of
      stock options                                  -            -         1,358

    Issuance of shares from employee
      stock purchase plan                            -            -             9
    Issuance of shares from cashless
      exercise of common stock
        warrants                                     -            -             -
    Amortization of restricted stock
      compensation                                   -            -            67
    Tax benefit related to employee
      stock sales                                    -            -           769
    Dividends paid on preferred stock                -            -          (280)
    Accretion of preferred stock
      discount and issuance costs                    -            -           (78)
    Repayment of loan from officer                 330            -           330
    Comprehensive income:
      Foreign currency translation
        adjustment                                   -           99            99             99
      Net income                                     -            -         1,528          1,528
                                           -----------   ----------    ----------   ------------
Balance, December 31, 2003                 $         -   $      107    $   10,347   $      1,627
                                           ===========   ==========    ==========   ============

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year Ended December 31,
                                                    2003      2002        2001
                                                  -------    -------    -------
Cash flows from operating activities:
   Net income (loss)                              $ 1,528    $  (692)   $(4,922)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Non-cash compensation expense                     67        184        264
     Write-off of deferred bank financing costs       103          -          -
     Depreciation and amortization                  1,656      1,935      3,134
     Deferred income taxes                            162        968     (2,743)
     Loss (gain) on sale of fixed assets               (1)         -        209
     Changes in operating assets and liabilities:
       Receivables                                 (5,035)         8      2,090
       Inventories                                    374      2,198       (776)
       Refundable income taxes                         98       (228)         -
       Other current assets                           (52)      (115)       599
       Other assets                                    (8)       (63)      (326)
       Accounts payable                               305         80        213
       Accrued liabilities and other liabilities    1,212        528        706
       Accrued patent license fees                    998        160          -
       Accrued restructuring expenses                 407     (1,284)     2,897
                                                  -------    -------    -------
     Net cash provided by operating activities      1,814      3,679      1,345
                                                  -------    -------    -------

Cash flows from investing activities:
   Purchases of fixed assets                       (1,261)      (577)    (1,382)
   Proceeds from sale of fixed assets                   1          -          2
   Repayment of loan receivable from officer          330          -          -
                                                  -------    -------    -------
     Net cash used in investing activities           (930)      (577)    (1,380)
                                                  -------    -------    -------

Cash flows from financing activities:
   Revolving bank loan repayments, net             (2,541)    (2,453)      (950)
   Term loan borrowings                               450          -        500
   Term loan repayments                              (380)      (100)       (50)
   Proceeds from option exercises and employee
     stock purchase plan                            1,364        130        262
   Payment of cash dividends on preferred stock      (280)      (280)      (280)
                                                  -------    -------    -------
     Net cash provided used in financing
activities                                         (1,387)    (2,703)      (518)
                                                  -------    -------    -------

Effect of exchange rate changes                        99         86        (22)
                                                  -------    -------    -------

Increase (decrease) in cash and cash
   equivalents                                       (404)       485       (575)
Cash and cash equivalents, beginning of period        902        417        992
                                                  -------    -------    -------
Cash and cash equivalents, end of period          $   498    $   902    $   417
                                                  =======    =======    =======

Supplemental cash flow information:

   Interest paid                                  $   226    $   252    $   403
   Income taxes paid (refunded), net                  229       (975)      (637)

Non-cash financing activities:
   Accretion of preferred stock discount and
     issuance costs                                    78         78         78

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

          TransAct Technologies Incorporated ("TransAct"), which has a headquarters in Wallingford, CT and a primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, we market related consumables, spare parts and service. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale and banking ("POS") and gaming and lottery. We sell our products to original equipment manufacturers ("OEM"), value-added resellers, selected distributors, as well as directly to end-users. We operate predominantly in the United States of America, however, our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

          We design, develop, manufacture and market a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of its vertical markets. Our printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include printed circuit board configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we manufacture custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements were prepared on a consolidated basis to include the accounts of the TransAct and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and unrealized profit were eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

          USE OF ESTIMATES: The accompanying consolidated financial statements were prepared using estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          SEGMENT REPORTING: We apply the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). We view our operations and manage our business as one segment, the design, development, manufacture and sale of transaction-based printers. Factors used to identify TransAct's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. We operate predominantly in one geographical area, the United States of America. See Note 19 for information regarding our international operations. We provide the following disclosures of revenues from products and services:

                                   Year ended              Year ended               Year ended
(In thousands)                  December 31, 2003       December 31, 2002       December 31, 2001
                                ------------------      -----------------       ------------------
Printers - POS                  $  14,027     26.9%     $ 12,900     32.7%      $   18,887    43.0%
Printers - Gaming and lottery      29,528     56.7%       19,578     49.6%          18,965    43.1%
                                ---------    -----       -------    -----       ----------   -----
  Subtotal - printers              43,555     83.6%       32,478     82.3%          37,852    86.1%
Services and consumables            8,543     16.4%        6,983     17.7%           6,122    13.9%
                                ---------    -----      --------    -----       ----------   -----
  Total net sales               $  52,098    100.0%     $ 39,461    100.0%      $   43,974   100.0%
                                =========    =====      ========    =====       ==========   =====

     CASH AND CASH EQUIVALENTS: We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INVENTORIES: Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. We assess market value based on historical usage and estimates of future demand in the market.

          FIXED ASSETS: Fixed assets are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer equipment is three years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Costs related to repairs and maintenance are expensed as incurred. Depreciation was $1,579,000, $1,843,000 and $2,858,000 in 2003,
     2002 and 2001, respectively. Depreciation for 2001 included $680,000 of accelerated depreciation on certain leasehold improvements and other fixed assets due to the closing of our Wallingford, CT facility. As part of the facility closing, we disposed of $2,114,000 and $895,000 of fixed assets at cost, net of accumulated depreciation of $2,114,000 and $800,000 during 2002 and 2001, respectively. This resulted in a loss on disposal of $0 and $95,000 in 2002 and 2001, respectively.

          GOODWILL: We adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill will no longer be amortized and will be tested for impairment at least annually at the reporting unit level.

          Prior to the adoption of FAS 142 on January 1, 2002, we had been amortizing goodwill related to the acquisition of (1) Ithaca Peripherals, Inc. ("Ithaca") in 1991 and (2) the ribbon business formerly conducted by Tridex ("Tridex Ribbon Business") in 1999. The original amount applicable to the Ithaca acquisition totaled $3,536,000 and was being amortized on the straight-line method over twenty years. The original amount applicable to the Tridex Ribbon Business acquisition totaled $180,000 and was being amortized on the straight-line method over five years. We recorded amortization of goodwill of approximately $134,000, net of taxes, during 2001.

          FAS 142 requires that goodwill be tested annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have performed an impairment test as of December 31, 2003 and determined that no impairment has occurred.

          LONG-LIVED ASSETS: We evaluate our long-lived assets, which are comprised primarily of fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not recognize any impairment loss for long-lived assets in 2003, 2002 or 2001, other than the assets disposed of as part of the closing of our Wallingford, CT facility during 2001.

          REVENUE RECOGNITION: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts) which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, "Revenue Recognition". Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns based on historical experience at the time of revenue recognition.

          Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 ("FTB 90-1"), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Pursuant to FTB 90-1, revenue related to separately priced product maintenance contract is deferred and recognized over the term of the maintenance period. We record deferred revenue for amounts received from customers for maintenance contracts prior to the maintenance period.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          REVENUE RECOGNITION (CONTINUED): In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104 rescinds accounting guidance in SAB 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact on our financial position or results of operations.

          In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses revenue recognition for arrangements with multiple deliverables which should be considered as separate units of accounting if the deliverables meet certain criteria as described in EITF 00-21. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial statements.

          CONCENTRATION OF CREDIT RISK: Financial instruments that potentially expose TransAct to concentrations of credit risk are limited to accounts receivable. Sales to GTECH Corporation ("GTECH") (for lottery printers) accounted for approximately 19%, 27% and 33% of net sales during 2003, 2002 and 2001, respectively. Sales to Harrah's (for casino slot machine printers) accounted for approximately 12% of net sales during 2003. As of December 31, 2003, we had an accounts receivable balance due from Harrah's (for sales of casino printers) that accounted for 31% of the total accounts receivable. No other customer accounts receivable balance exceeded 10% of the total balance due at December 31, 2003.

          WARRANTY: We warrant our products for up to 27 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs.

          The following table summarizes the activity recorded in the accrued product warranty liability during 2003, 2002 and 2001:

                                                  Year ended December 31,
(In thousands)                                     2003    2002       2001
                                                ------    ------     ------
Balance, beginning of year                      $  644    $  710     $  603
Additions related to warranties issued             409       394        609
Warranty costs incurred                           (558)     (460)      (502)
                                                ------    ------     ------
Balance, end of year                            $  495    $  644     $  710
                                                ======    ======     ======

          Approximately $169,000 and $221,000 of the accrued product warranty liability were classified as long-term at December 31, 2003 and 2002, respectively.

          RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. We spent approximately $2,276,000, $2,025,000 and $3,070,000 on research and development expenses in 2003, 2002 and 2001, respectively.

          RESTRUCTURING: In 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT facility. We have applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing restructuring expenses. See
     Note 8.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INCOME TAXES: The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

          FOREIGN CURRENCY TRANSLATION: The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses have been translated at the weighted average exchange rate for the year, and shareholders' equity has been translated at historical exchange rates. The resulting translation gains or (losses) are recorded in stockholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in Other Income (Expense) and have not been significant for all periods presented.

          STOCK-BASED COMPENSATION: We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company generally equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("FAS 148"). See Note 12 for additional disclosures related to our stock-based compensation plans.

          The following table illustrates the effect on net income (loss), compensation expense and income (loss) per share as if the Black-Scholes fair value method described in FAS 123, "Accounting for Stock-Based Compensation" had been applied to our stock plans. For the years ended December 31, 2002 and 2001, stock-based compensation expense determined under the fair value method has been adjusted to properly reflect related tax effects.

                                                                          Year Ended December 31,
     (In thousands, except per share data)                           2003         2002        2001
                                                                 ----------    ---------    ---------
Net income (loss) available to common shareholders:
  Net income (loss) available to common shareholders,
      as reported                                                $    1,170    $  (1,050)   $  (5,280)
  Add: Stock-based compensation expense included in
     Reported net income (loss), net of tax                              43          118          169
                                                                 ----------    ---------    ---------
  Deduct:  Stock-based compensation expense determined                 (229)        (753)      (1,094)
     under fair value based method for all awards, net of tax
  Pro forma net income (loss) available to common shareholders   $      984    $  (1,685)   $  (6,205)
                                                                 ==========    =========    =========
Net income (loss) per share:
  Basic:
     As reported                                                 $     0.20    $   (0.19)   $   (0.95)
     Pro forma                                                         0.17        (0.30)       (1.12)
  Diluted:
     As reported                                                 $     0.19    $   (0.19)   $   (0.95)
     Pro forma                                                         0.16        (0.30)       (1.12)

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, other current assets, other assets, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short nature of the transactions. The carrying value of long-term debt approximates the fair value based upon the variable rate on that debt.

          NET INCOME AND LOSS PER SHARE: We report net income or loss per share in accordance with Financial Standard No. 128, "Earnings per Share (EPS)" ("FAS 128"). Under FAS 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Net income or loss available to common shareholders represents reported net income or loss less accretion of redeemable convertible preferred stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method, and also includes the assumed conversion of preferred stock using the if-converted method, but only if dilutive. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.

          COMPREHENSIVE INCOME: Statement of Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130"), requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet. We include the foreign currency translation adjustment related to our subsidiary in the United Kingdom within our calculation of comprehensive income.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In September 2002, the FASB issued Statement of Financial Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003 and does not impact the recognition of costs under our existing programs. We accounted for our business consolidation and restructuring (Note 7) under the existing guidance in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". Accordingly, FAS 146 did not impact the timing or recognition of costs associated with our current exit or disposal activities.

          GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES: In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness. The accounting guidelines are applicable to guarantees issued after December 31, 2002, irrespective of the guarantor's fiscal year-end. However, the disclosure requirements are effective for financial statements that end after December 15, 2002. We adopted the disclosure provisions of FIN 45 related to our warranty obligations in the fourth quarter of 2002. (See
     Note 2).

          CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires us to consolidate a variable interest entity ("VIE") if we have a majority of the risks, rewards or both of that entity. FIN 46 will be effective for most VIEs beginning in the fourth quarter of 2003. TransAct has no investments in VIEs; therefore, FIN 46 had no effect on our financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued Statement of Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("FAS 149"). FAS 149 clarifies when a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. FAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 had no effect on our financial statements

          ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued Statement of Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, including mandatorily redeemable instruments, by now requiring those instruments to be classified as liabilities in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on our financial statements.

4.   RECEIVABLES

          Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                                                Year Ended December 31,
                                                        2003             2002             2001
                                                        ----             ----             ----
(In thousands)
Balance at beginning of year                           $   78            $  84           $  107
   Doubtful accounts provision (reversal)                  76               (2)              45
   Accounts written off, net of recoveries                (54)              (4)             (68)
                                                       ------            -----           ------
Balance at end of year                                 $  100            $  78           $   84
                                                       ======            =====           ======

5.   INVENTORIES

         The components of inventories are:

                                                               December 31,
(In thousands)                                             2003             2002
                                                         -------          --------
Raw materials and component parts                        $  7,947         $  8,339
Work-in-process                                                 -                1
Finished goods                                                114               95
                                                         --------         --------
                                                         $  8,061         $  8,435
                                                         ========         ========

6.   FIXED ASSETS

          The components of fixed assets are:

                                                       December 31,
(In thousands)                                      2003        2002
                                                  --------    --------
Tooling, machinery and equipment                  $ 11,843    $ 10,841
Furniture, office and computer equipment             3,506       3,291
Leasehold improvements                                 486         465
                                                  --------    --------
                                                    15,835      14,597
Less: accumulated depreciation and amortization    (12,228)    (10,673)
                                                  --------    --------
                                                  $  3,607    $  3,924
                                                  ========    ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   ACCRUED LIABILITIES

          The components of accrued liabilities are:

                                                                December 31,
(In thousands)                                             2003             2002
                                                          -------          -------
Payroll and fringe benefits                               $ 1,087          $   505
Income taxes                                                  560              455
Warranty - current portion                                    326              423
Rent and occupancy                                            331              326
Other                                                         588              535
                                                          -------          -------
                                                          $ 2,892          $ 2,244
                                                          =======          =======

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES

          In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We currently maintain our corporate headquarters and a small service depot in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. We have applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses.

          During 2001, we recorded expenses of approximately $4,096,000 related to costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs.

          During 2002, we incurred an additional $958,000 of Consolidation expenses. Approximately $900,000 of these expenses was the result of a revision to our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by approximately $900,000 to reflect the longer period of time then projected to sublease our Wallingford, CT facility. Based on this revised estimate, we had projected estimated sublease income beginning October 1, 2004.

          After expanded efforts in 2003, we determined that because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during the fourth quarter of 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility. This increase represented the reversal of estimated sublease income for the remainder of the lease term. In addition, we determined that we will not terminate several employees originally included in the Consolidation. As a result, we reversed the remaining $142,000 of accrued restructuring expenses in 2003 related to employee severance and termination expenses, as we completed all required payments for such expenses by December 31, 2003.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES (CONTINUED)

          The following table summarizes the activity recorded in the restructuring accrual during 2003, 2002 and 2001.

                                                      Year ended December 31,
(In thousands)                                      2003        2002        2001
                                                  --------    ---------    -------
Accrual balance, beginning of year                $  1,718    $   3,002    $   105
                                                  --------    ---------    -------

Business consolidation and
  restructuring expenses:
     Employee severance and
        termination expenses                (1)       (142)          75      2,070
     Facility closure and consolidation
        expenses                            (2)      1,270          883      1,251
                                                  --------    ---------    -------
                                                     1,128          958      3,321
                                                  --------    ---------    -------

Cash payments                                         (721)      (2,242)      (424)
                                                  --------    ---------    -------

Accrual balance, end of year                      $  2,125    $   1,718    $ 3,002
                                                  ========    =========    =======

(1) Employee severance and termination related expenses are the estimated termination salaries, benefits, outplacement, counseling services and other related expenses expected to be paid to employees who are involuntarily terminated.

(2) Facility closure and consolidation expenses are the estimated costs to close the Wallingford, CT facility including lease termination expenses and other related expenses, in accordance with the restructuring plan. The Wallingford facility closure was substantially completed by December 31, 2001.

          At December 31, 2003 and 2002, $1,645,000 and $818,000, respectively, of the restructuring accrual was classified as part of long-term liabilities. This represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

          The following table summarizes the components of all charges related to the Consolidation.

                                            Year ended December 31,
(In thousands)                             2003       2002      2001
                                          -------   --------  -------
Business consolidation and
   restructuring expenses                 $ 1,128   $   958   $ 3,321
Accelerated depreciation and asset
   disposal losses                  (1)         -         -       775
                                          -------   -------   -------
Total business consolidation,
   restructuring and related charges      $ 1,128   $   958   $ 4,096
                                          =======   =======   =======

(1) Represents accelerated depreciation ($680) and asset disposal losses ($95) on certain leasehold improvements and other fixed assets incurred during 2001, due to the closing of the Wallingford facility. These charges are included in general and administrative expenses during the year ended December 31, 2001.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   RETIREMENT SAVINGS PLAN

          On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. Our matching contributions were $174,000, $158,000 and $204,000 in 2003, 2002 and 2001, respectively.

10.  BORROWINGS

          On August 6, 2003, we entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced our prior credit facility (the "LaSalle Credit Facility) with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, we may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the Banknorth Credit Facility at December 31, 2003.

          The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment (see Note 10) and less (iii) a $40,000 credit reserve.

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

          As of December 31, 2003, we had no outstanding borrowings on the revolving credit line and $420,000 outstanding on the term loan. We repaid the remaining balance on the term loan in January 2004. Undrawn commitments under the Banknorth Credit Facility were approximately $11,500,000 at December 31, 2003. However, our maximum additional available borrowings under the facility were limited to approximately $6,100,000 at December 31, 2003 based on the borrowing base of our collateral. Annual principal payments on the term loan are $90,000.

          As a result of the refinancing, we recorded a charge of approximately $103,000 in 2003 related to the write-off of unamortized deferred financing costs from the prior credit facility with LaSalle.

          Prior to the Banknorth Credit Facility, we operated under a three-year, $13.5 million credit facility (the "LaSalle Credit Facility") with LaSalle, which expired upon signing of the Banknorth Credit Facility in August 2003. The LaSalle Credit Facility provided a $12 million revolving credit line, a $0.5 million term loan and a $1 million equipment loan facility. Borrowings under the revolving credit line originally bore a floating rate of interest at LaSalle's prime rate. Borrowings under both the term loan and equipment loan originally bore a floating rate of interest at LaSalle's prime rate plus 0.50%. Borrowings under the LaSalle Credit Facility were collateralized by a lien on all the personal property assets of the Company. We had no borrowings under the equipment loan during the term of the facility.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  BORROWINGS (CONTINUED)

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

11.  COMMITMENTS AND CONTINGENCIES

          At December 31, 2003, we were lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. Rent expense was approximately $1,096,000, $975,000 and $983,000 in 2003, 2002 and 2001, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows: $952,000 in 2004; $972,000 in 2005; $966,000 in 2006;
     $955,000 in 2007; $647,000 in 2008; and $1,797,000 thereafter. Such payments include those related to the lease of our Wallingford, CT manufacturing facility.

12.  PATENT LICENSE FEES

          In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although settlement negotiations are continuing, we believe that the total accrual of $900,000 reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrued estimated royalty payments for usage of this technology after January 1, 2003. We have classified approximately $750,000 of our total accrual related to this matter as a long-term liability based on the likely payment schedule resulting from our current negotiations.

13.  STOCK INCENTIVE PLANS AND WARRANTS

          STOCK INCENTIVE PLANS. We currently have three primary stock incentive plans: the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, the 1996 Directors' Stock Plan which provides for non-discretionary awards to non-employee directors, and the 2001 Employee Stock Plan which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. At December 31, 2003, we have reserved 1,150,000, 140,000 and 150,000 shares of common stock for issuance under the 1996 Stock Plan, the 1996 Directors' Stock Plan, and the 2001 Employees Stock Plan, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          OPTION EXCHANGE OFFER. In November 2001, we announced an offer to certain officers to exchange outstanding employee stock options having an exercise price of $9.00 or more per share in return for new stock options to be granted by the Company (the "Exchange Offer"). Pursuant to the Exchange Offer, the option holder received a commitment for the grant of one new option for each option tendered and accepted for exchange, no sooner than six months and one day from November 16, 2001. A total of 215,000 options were accepted for exchange under the Exchange Offer and were canceled in November 2001 (and treated as canceled in 2001 in the table below). The new options were granted on May 17, 2002, and vested 25% immediately upon grant with the remainder vesting 25% annually over the next three years. The new options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. There was no compensation expense recorded as a result of the Exchange Offer.

          EMPLOYEE STOCK PURCHASE PLAN: In May 2000, our shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 50,000 shares of our common stock are available for issuance to employees beginning June 1, 2000. All full-time employees are eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which begins on June 1 and December 1. Eligible employees may elect to withhold up to 5% of their salary to purchase shares of our common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP will terminate at the earlier of May 31, 2005 or the date on which all 50,000 shares available for issuance under the ESPP have been sold. We sold 2,087, 4,849 and 6,443 shares of common stock under the ESPP during 2003, 2002 and 2001, respectively. At December 31, 2003, 31,794 shares remained available for sale.

          The 1996 Stock Plan, 1996 Directors' Stock Plan and 2001 Employee Stock Plan option activity is summarized below:

                                                    Year Ended December 31,
                                        2003                 2002                  2001
                                -------------------  --------------------  -------------------
                                           Weighted              Weighted             Weighted
                                            Average               Average             Average
                                           Exercise              Exercise             Exercise
                                 Shares     Price      Shares     Price     Shares     Price
                                --------   --------  --------   ---------  --------   --------
Outstanding at beginning of
period:                          945,400   $  6.30    742,750   $    6.95   919,000   $  8.34
     Granted                      68,000      8.76    366,750        5.47   189,500      5.67
     Exercised                  (238,604)     5.68    (26,100)       4.24   (53,500)     4.37
     Canceled                    (25,760)     5.72   (138,000)       7.97  (312,250)    10.71
                                --------   --------  --------   ---------  --------   -------
Outstanding at end of period     749,036   $  6.74    945,400   $    6.30   742,750   $  6.95
                                ========   ========  ========   =========  ========   =======
 Options exercisable at end of
   period                        361,753   $  7.08    429,845   $    6.81   383,350   $  7.34
                                ========   ========  ========   =========  ========   =======

                                          Options Outstanding               Options Exercisable
                          -------------------------------------------   ---------------------------
                                          Weighted-     Weighted-                         Weighted-
                          Outstanding at   Average       Average        Exercisable at     Average
                           December 31,   Exercise      Remaining         December 31,    Exercise
Range of Exercise Prices       2003        Price     Contractual Life        2003           Price
                          --------------  --------   ----------------   --------------    ---------
                                                       (In years)
$  2.50    - $  5.00         112,521      $   4.40         7.2               48,403        $ 4.02
   5.01    -    7.50         374,765          5.67         8.0              130,200          5.70
   7.51    -   10.00         188,600          8.63         3.7              158,000          8.57
  10.01    -   15.00          71,150         10.63         7.2               25,150         10.75
  15.01    -   25.00           2,000         24.12         9.8                    -         10.75
                             -------                                        -------
                             749,036          6.74        6.72              361,753          7.08
                             =======                                        =======

                       TRANSACT TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2003, 2002 and 2001.

                                                                                  Year Ended December 31,
                                                                             2003              2002              2001
                                                                             ----              ----              ----
Risk-free interest rate                                                         2.6%              4.5%              4.6%
Dividend yield                                                                    0%                0%                0%
Expected volatility factor                                                     82.1%             83.3%             85.5%
Expected option term                                                      5.8 years         6.4 years         6.1 years
Weighted average fair value of options granted during period                  $6.09             $4.12             $4.25

         RESTRICTED STOCK: Under the 1996 Stock Plan, we have granted shares of restricted common stock, for no consideration, to our officers, one outside director and certain key employees. The 1996 Stock Plan restricted stock activity is summarized below:

                                                Year Ended December 31,
                                               2003       2002       2001
                                               ----       ----       ----
Outstanding shares at beginning of period    46,666     89,360     83,320
    Granted                                       -          -     20,000
    Vested                                  (35,333)   (42,094)   (10,960)
    Canceled                                      -       (600)    (3,000)
                                             ------     ------     ------
Outstanding shares at end of period          11,333     46,666     89,360
                                             ======     ======     ======

          The weighted average fair value of restricted stock granted was $4.75 for 2001. No restricted stock was granted during 2003 and 2002. Of the 11,333 shares of restricted stock outstanding at December 31, 2003, 3,000 shares vest over a five-year period, 3,333 shares vest over a three-year period and 5,000 shares vest over a two-year period. Under certain conditions, vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized over the vesting period. Compensation expense of $67,000, $184,000 and $264,000 was recorded during 2003, 2002 and 2001, respectively. In the first quarter of 2004, we issued 50,000 shares of restricted stock to our officers and certain key employees. These shares vest over a five-year period.

          WARRANTS: On April 7, 2000, in connection with the sale of the Preferred Stock, we issued to our investment advisors, McFarland Dewey & Co. ("McFarland"), warrants to purchase from the Company up to 10,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable through April 7, 2005.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCKHOLDER RIGHTS PLAN

          In December 1997, the Board of Directors adopted a Stockholder Rights Plan declaring a distribution of one right (the "Rights") for each outstanding share of our common stock to shareholders of record at December 15, 1997. Initially, each of the Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person or group of affiliated persons acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company's Common Stock. If a person, or group of persons, acquires 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right. The Rights are redeemable, under certain circumstances, for $0.0001 per Right and will expire, unless earlier redeemed, on December 2, 2007.

          On February 16, 1999, we amended its Stockholder Rights Plan to remove the provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors who are defined as continuing directors.

15.  INCOME TAXES

          The components of the income tax provision (benefit) are as follows:

                                             Year Ended December 31,
(In thousands)                              2003       2002       2001
                                            ----       ----       ----
Current:
  Federal                                $ 1,121    $(1,493)   $   (62)
  State                                       94         25          -
  Foreign                                    131        110         56
                                         -------    -------    -------
                                           1,346     (1,358)        (6)
Deferred:                                -------    -------    -------
  Federal                                   (554)       987     (2,523)
  State                                      (67)       (19)      (219)
  Foreign                                      -          -          -
                                         -------    -------    -------
                                            (621)       968     (2,742)
                                         -------    -------    -------
Total income tax provision (benefit)     $   725    $  (390)   $(2,748)
                                         =======    =======    =======

          At December 31, 2003, we have $3,265,000 of state net operating loss carryforwards that begin to expire in 2005. We also have approximately $300,000 in federal research and development tax credit carryforwards that expire in 2020. We had foreign income before taxes of $475,000, $386,000 and $232,000 in 2003, 2002 and 2001, respectively.

          Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our gross deferred tax assets and liabilities were comprised of the following:

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES (CONTINUED)

                                                                                        December 31,
(In thousands)                                                                        2003      2002
                                                                                    -------    -------
Gross deferred tax assets:
  Net operating losses                                                              $    96    $   188
  Accrued restructuring expenses                                                        854        635
  Inventory reserves                                                                    720        749
  Deferred revenue                                                                      761        533
  Foreign tax and other credits                                                         627        668
  Accrued license fees                                                                  428         59
  Other liabilities and reserves                                                        443        612
                                                                                    -------    -------
                                                                                      3,929      3,444
Valuation allowance                                                                    (331)      (439)
                                                                                    -------    -------
  Net deferred tax assets                                                           $ 3,598    $ 3,005
                                                                                    =======    =======
Gross deferred tax liabilities:
  Depreciation                                                                      $   511    $   558
  Other                                                                                  63         33
                                                                                    -------    -------
     Net deferred tax liabilities                                                   $   574    $   591
                                                                                    =======    =======

          Based on tax law changes, we carried our federal net operating losses back to prior years and received a tax refund of approximately $1,061,000 in 2002, and expect to receive an additional refund of approximately $104,000 in the first quarter of 2004. During 2003 and 2002, we recorded a valuation allowance of $331,000 and $439,000 on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. Based on future financial projections, we have determined that it is more likely than not that the existing net deferred tax asset will be realized, and no additional valuation allowance is considered necessary.

          Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

                                                                 Year Ended December 31,
                                                               2003       2002       2001
                                                               ----       ----       ----
Federal statutory tax rate                                     34.0%     (34.0)%    (34.0)%
State income taxes, net of federal income taxes                 1.2       (0.3)      (0.9)
Tax benefit from tax credits, net of valuation allowance                 (10.6)      (1.7)
Foreign rate differential                                         -        9.5          -
Other                                                          (3.0)      (0.6)       0.8
                                                               ----      -----      -----
   Effective tax rate                                          32.2%     (36.0)%    (35.8)%
                                                               ====      =====      =====

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  EARNINGS PER SHARE

          For the years ended December 31, 2003, 2002 and 2001, earnings per share were computed as follows (in thousands, except per share amounts):

                                                              Year Ended December 31,
                                                             2003       2002       2001
                                                           -------    -------    -------
Net income (loss)                                          $ 1,528    $  (692)   $(4,922)
Dividends and accretion on preferred stock                    (358)      (358)      (358)
                                                           -------    -------    -------
Net income (loss) available to common shareholders         $ 1,170    $(1,050)   $(5,280)
                                                           =======    =======    =======
Shares:
   Basic: Weighted average common shares outstanding         5,793      5,636      5,551
   Add:  Dilutive effect of outstanding options and
     warrants as determined by the treasury stock method       430          -          -
                                                           -------    -------    -------
   Diluted:  Weighted average common and common
     equivalent shares outstanding
                                                             6,223      5,636      5,551
                                                           =======    =======    =======

Net income (loss) per common share:
   Basic                                                   $  0.20    $ (0.19)   $ (0.95)
   Diluted                                                    0.19      (0.19)     (0.95)

          For the year ended, December 31, 2003, all potentially dilutive shares, that were excluded from the earnings per share calculation, consisted of out-of-the-money stock options and warrants, and amounted to 2,000 shares. Due to our reported net loss in the years ended December 31, 2002 and 2001, all potentially dilutive securities, including both in-the-money and out-of-the-money stock options and warrants that amounted to 597,000 and 539,000 shares, respectively, were excluded from the earnings per share calculation, as the effect would have been antidilutive. In addition, for all periods presented, earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which is convertible into 444,444 shares of common stock), as the effect would have been anti-dilutive.

17.  SIGNIFICANT TRANSACTIONS

          OTHER INCOME: In June 2002, we received 2,146 shares of common stock from our health insurance company, Anthem, Inc., upon its demutualization. We sold these shares in August 2002 for approximately $145,000, and included this amount in Other Income.

          LOAN TO OFFICER: On February 23, 1999, with the Board of Directors' approval, we provided a $330,000 loan to an officer of the Company. The loan was payable on February 23, 2004, and was a full recourse obligation to the officer collateralized by 154,000 shares of our common stock, which included 50,000 shares of restricted stock. The principal amount of the loan was recorded as a deduction from shareholders' equity. In June 2003, the officer of the Company repaid the outstanding loan of $330,000, plus accrued interest of $113,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  PREFERRED STOCK

          On April 7, 2000 we sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock is convertible at any time by the holders at a conversion price of $9.00 per common share. In addition, we issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 44,444 shares of our common stock at an exercise price of $9.00 per common share, exercisable until April 7, 2005. The discount on the preferred stock related to the relative fair value of the warrants of $175,000 is being accreted as a direct charge to retained earnings ratably over 60 months. The Preferred Stock is subject to mandatory conversion into shares of our common stock when such stock has traded at $35 per share or more for a 30-day period ending on or after April 7, 2003, or for a 60-day period beginning on or after April 7, 2002. The Preferred Stock is redeemable at the option of the holders on or after April 7, 2005 at $1,000 per share plus any unpaid dividends. On April 7, 2007, we have the right to require (1) redemption of the Preferred Stock at $1,000 per share plus any unpaid dividends or (2) conversion of the Preferred Stock at $9.00 per common share. Upon a change of control, holders have the right to require us to redeem the Preferred Stock for 200% of the Stated Value plus any unpaid dividends. The holders of the Preferred Stock have certain voting rights and are entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and have preference to any other dividends, if any, paid by the Company.

          On July 8, 2003, the holders of the Preferred Stock exercised their 44,444 warrants to purchase common stock at $9 per share. In lieu of cash consideration, we canceled 31,821 of their warrants in exchange for the issuance of 12,62 shares of common stock.

19.  INTERNATIONAL OPERATIONS

          We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of $1,068,000, $738,000 and $1,791,000 in 2003, 2002 and 2001, respectively. We had sales from the United States to our customers outside of the United States of approximately $3,663,000, $3,968,000 and $6,131,000 in 2003, 2002 and 2001,
     respectively.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          Our quarterly results of operations for 2003 and 2002 (unaudited) are as follows:

                                                                                  Quarter Ended
                                                           ------------------------------------------------------------
(In thousands, except per share amounts)                    March 31          June 30       September 30    December 31
                                                           ---------         ---------      ------------    -----------
2003:
    Net sales                                              $   9,012         $  13,378       $  15,048       $  14,660
    Gross profit                                               2,441             4,212           4,819           4,071
    Net income (loss)                                           (198)              787           1,140            (201)
    Net income (loss) available to common shareholders          (288)              698           1,050            (290)
    Net income (loss) per share:
       Basic                                                   (0.05)             0.12            0.18           (0.05)
       Diluted                                                 (0.05)             0.12            0.17           (0.05)

                                                            March 31          June 30       September 30    December 31
                                                           ---------         ---------      ------------    -----------
2002:
    Net sales                                              $  10,525         $  10,921      $   8,852       $   9,163
    Gross profit                                               2,626             3,112          2,302           2,176
    Net income (loss)                                           (129)              289           (709)           (143)
    Net income (loss) available to common shareholders          (219)              200           (799)           (232)
    Net income (loss) per share:
       Basic and diluted                                       (0.04)             0.04          (0.14)          (0.04)

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  SUBSEQUENT EVENT

          On March 4, 2004, we announced that our Board of Directors approved a three-for-two stock split of our common stock to be effected in the form of a 50 percent stock dividend. The additional shares will be payable April 2, 2004 to shareholders of record at the close of business on March 17, 2004. As a result of the stock dividend, shareholders of record will be entitled to receive one additional share of common stock for every two shares of common stock held on the record date, and cash instead of any fractional shares. No amounts within the financial statements and footnotes reflect the stock split. The following table indicates our net income (loss) per share had these amounts been adjusted for the stock split.

                                                    Year Ended December 31,
                                                   2003      2002     2001
                                                   ----      ----     ----
                                                         (unaudited)
Net income (loss) per share:
   Basic:
     Historical                                   $ 0.20   $ (0.19)  $(0.95)
     Pro forma, after adjusting for stock split     0.13     (0.12)   (0.63)
   Diluted:
     Historical                                     0.19     (0.19)   (0.95)
     Pro forma, after adjusting for stock split     0.13     (0.12)   (0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9a. CONTROLS AND PROCEDURES

         TransAct's management is responsible for designing and implementing disclosure controls and procedures to provide reasonable (not absolute) assurances that desired control objectives are achieved including:

         - Filing with the SEC all required disclosures within the time limits specified by the SEC

         - Providing all material information to our management, including the CEO and CFO, to enable them to make timely decisions about required disclosures.

         When designing and evaluating controls and procedures, we make assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. We cannot assure that this design will succeed in achieving its stated goals under all potential future conditions. Similarly, we cannot assure that our evaluation of controls will detect all control issues or instances of fraud, if any.

         We completed our review of disclosure controls and procedures under the supervision of the Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003 our disclosure controls and procedures were effective to provide reasonable assurance that reports are filed or submitted within the time limits specified by the SEC, and that information is accumulated and communicated to management to allow timely decisions regarding required disclosure. There was no change in our internal control over financial reporting that occurred during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Reference is made to the Certifications of the Chief Executive Officer and Chief Financial Officer about these and other matters following the signature page of this report

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information contained in "Election of Directors", "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders which is scheduled to be held on May 26, 2004 is hereby incorporated herein by reference. Also, see information under "Executive Officers of Registrant" in
Item 1.

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

         Information regarding our equity compensation plans as of December 31, 2003 is as follows:

                                            Number of securities    Weighted average
                                             to be issued upon      exercise price of
                                                exercise of            outstanding      Number of securities
                                            outstanding options,    options, warrants    remaining available
            Plan category                   warrants and rights        and rights        for future issuance
-------------------------------------      ---------------------    -----------------   --------------------
Equity compensation plans approved
by security holders:
    1996 Stock Plan                              517,733                 $6.19                195,150
    1996 Non-Employee Director Plan              155,000                  8.57                 77,500
    2000 Employee Stock Purchase Plan                  -                     -                 31,794
                                                 -------                 -----                -------
Total                                            672,733                 $6.74                304,444
                                                 =======                 =====                =======

Equity compensation plans not approved
by security holders:

    2001 Employee Stock Plan                      87,636                  5.90                 29,410
                                                 =======                 =====                =======

         The TransAct Technologies Incorporated 2001 Employee Stock Plan (the "2001 Employee Plan") was adopted by our Board of Directors, without approval of our security holders, effective February 26, 2001. Under the 2001 Employee Plan, we may issue non-qualified stock options, shares of restricted stock, restricted units to acquire shares of common stock, stock appreciation rights and limited stock appreciation rights to key employees of TransAct or any of our subsidiaries and to non-employees who provide services to TransAct or any of our subsidiaries. The 2001 Employee Plan is administered by our Compensation Committee, which has the authority to determine the vesting period and other similar restrictions and terms of awards, provided that the exercise price of options granted under the plan may not be less than the fair market value of the underlying shares on the date of grant. Awards may be issued under the 2001 Employee Plan with respect to up to 150,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information contained in "Independent Auditors' Fees" of the Proxy Statement is herby incorporated herein by reference.

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

              (iii)  List of exhibits

3.1(a)    Certificate  of  Incorporation  of the Company,  filed with the Secretary of State of    (2)
          Delaware on June 17, 1996.

3.1(b)    Certificate of Amendment of Certificate of Incorporation  of the Company,  filed with    (4)
          the Secretary of State of Delaware on June 4, 1997.

3.1(c)    Certificate of  Designation,  Series A Preferred  Stock,  filed with the Secretary of    (5)
          State of Delaware on December 2, 1997.

3.1(d)    Certificate of  Designation,  Series B Preferred  Stock,  filed with the Secretary of    (8)
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

10.6      Lease  Agreement by and between Bomax  Properties  and Ithaca,  dated as of March 23,    (2)
          1992.

10.7      Second  Amendment to Lease  Agreement  by and between  Bomax  Properties  and Ithaca,    (4)
          dated December 2, 1996.

10.8      Agreement  regarding  the  Continuation  and  Renewal of Lease by and  between  Bomax    (14)
          Properties, LLC and TransAct, dated July 18, 2001.

10.9      Lease Agreement by and between Pyramid Construction Company and Magnetec,  dated July    (4)
          30, 1997.

10.10(x)  Employment  Agreement,  dated July 31,  1996,  by and between the Company and Bart C.    (2)
          Shuldman.

10.11(x)  Employment Agreement,  dated July 31, 1996, by and between the Company and Richard L.    (2)
          Cote.

10.12(x)  Severance  Agreement by and between TransAct and Michael S. Kumpf, dated September 4,    (3)
          1996.

10.13(x)  Severance  Agreement by and between  TransAct and Steven A. DeMartino,  dated January    (6)
          21, 1998.

10.14(x)  Severance  Agreement by and between TransAct and James B. Stetson,  dated January 24,    (10)
          2001.

10.15     Loan Agreement by and between the Company and Bart C. Shuldman, dated July 1, 2001       (14)

10.16     Loan Agreement by and between the Company and Bart C. Shuldman, dated January, 2002      (15)

10.17     OEM Purchase  Agreement by and between GTECH Corporation,  TransAct  Technologies and    (7)
          Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the
          Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.18     OEM Purchase  Agreement by and between GTECH  Corporation  and TransAct  Technologies    (16)
          Incorporated  commencing  July 2, 2002.  (Pursuant  to Rule 24-b-2 under the Exchange
          Act,  the Company has  requested  confidential  treatment of portions of this exhibit deleted from the filed copy.)

10.19     OEM Purchase  Agreement by and between  Okidata  Americas,  Inc. and TransAct,  dated    (14)
          June 8, 2001.  (Pursuant  to Rule 24b-2  under the  Exchange  Act,  the  Company  has requested  confidential  treatment of portions of this exhibit deleted from the filed copy.)

10.20     Preferred Stock Purchase  Agreement and Certificate of Designation  dated as of March    (8)
          20, 2000 between TransAct  Technologies  Incorporated  and Advance Capital  Partners,
          L.P. and affiliate

10.21     Loan  and  Security  Agreement  dated  as of May 25,  2001  among  TransAct,  LaSalle    (12)
          Business  Credit,  Inc.  ("LaSalle") and the  institutions  from time to time a party thereto.

10.22     Waiver and  Amendment  No. 1 to Loan and Security  Agreement  dated as of October 30,    (13)
          2001 among TransAct, LaSalle and the institutions from time to time a party thereto.

10.23     Amendment  No. 2 to Loan and Security  Agreement  dated as of December 21, 2001 among    (14)
          TransAct, LaSalle and the institutions from time to time a party thereto.

10.24     Waiver and  Amendment No. 3 to Loan and Security  Agreement  dated as of November 12,    (17)
          2002 among TransAct, LaSalle and the institutions from time to time a party thereto.

10.25     Waiver and Amendment No. 4 to Loan and Security  Agreement dated as of March 24, 2003    (18)
          among TransAct, LaSalle and the institutions from time to time a party thereto.

10.26     OEM Purchase  Agreement  between Oki Data  Americas,  Inc.  ("Oki Data") and TransAct    (19)
          Technologies  Incorporated  dated as of June 8, 2003.  (Pursuant  to Rule 24b-2 under the  Securities  Exchange  Act  of  1934,  as  amended,  the  Company  has  requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.27     Revolving   Credit,   Equipment  Loan  and  Security   Agreement   between   TransAct    (19)
          Technologies Incorporated and Banknorth N.A. dated August 6, 2003.

21.1      Subsidiaries of the Company.                                                              (1)

23.1      Consent of PricewaterhouseCoopers LLP.                                                    (1)

31.1      Certification   of  Chief   Executive   Officer   pursuant  to  Section  302  of  the     (1)
          Sarbanes-Oxley Act of 2002

31.2      Certification   of  Chief   Financial   Officer   pursuant  to  Section  302  of  the     (1)
          Sarbanes-Oxley Act of 2002

32.1      Certification  of Chief  Executive  Officer  pursuant  to 18 U.S.C.  Section  1350 as     (1)
          adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification  of Chief  Financial  Officer  pursuant  to 18 U.S.C.  Section  1350 as     (1)
          adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (1)      These exhibits are filed herewith.

         (2) These exhibits, which were previously filed with the Company's Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.

         (3) These exhibits, which were previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (Commission File No. 000-21121), are incorporated by reference.

         (4) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-21121), are incorporated by reference.

         (5) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed February 18, 1999 (Commission File No. 000-21121), is incorporated by reference.

         (6) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-21121), are incorporated by reference.

         (7) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1999 (Commission File No. 000-21121), is incorporated by reference.

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

         (18) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, are incorporated by reference.

         (19) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.

         (x) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(B)      REPORTS ON FORM 8-K.

         A report on Form 8-K was furnished on November 3, 2003 to report under Items 7 and 9 a press release announcing the Company's financial results for the quarter ended September 30, 2003 pursuant to Item 12 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANSACT TECHNOLOGIES INCORPORATED

                                           By: /s/ Bart C. Shuldman
                                               ---------------------------------
                                               Bart C. Shuldman
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               Date: March 30, 2004

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

Signature                                                   Title                                    Date
---------                                                   -----                                    ----
   /s/ Bart C. Shuldman                     Chairman of the Board, President and                 March 30, 2004
------------------------------------        Chief Executive Officer
Bart C. Shuldman                            (Principal Executive Officer)


   /s/ Richard L. Cote                      Executive Vice President, Chief Financial            March 30, 2004
------------------------------------        Officer, Treasurer, Secretary and Director
Richard L. Cote                             (Principal Financial Officer)


   /s/ Steven A. DeMartino                  Senior Vice President, Finance                       March 30, 2004
------------------------------------        and Information Technology
Steven A. DeMartino                         (Principal Accounting Officer)


   /s/ Charles A. Dill                      Director                                             March 30, 2004
------------------------------------
Charles A. Dill

   /s/ Thomas R. Schwarz                    Director                                             March 30, 2004
------------------------------------
Thomas R. Schwarz

   /s/ Graham Y. Tanaka                     Director                                             March 30, 2004
------------------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

   Exhibit

   21.1     Subsidiaries of the Company

   23.1     Consent of PricewaterhouseCoopers LLP

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002