Form 10-Q
period 2004-03-31
TRANSACT TECHNOLOGIES INC
filed 2004-05-12
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:           March 31, 2004
                               -------------------------------------------------

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

                                 YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                OUTSTANDING APRIL 30, 2004
-----                                                --------------------------

COMMON STOCK,
$.01 PAR VALUE                                                         9,818,782

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                    Financial Information:                                                         Page No.
-------                    ----------------------                                                         --------
      Item 1                Financial Statements (unaudited)

                            Condensed consolidated balance sheets as of March 31, 2004 and December
                            31, 2003                                                                           3

                            Condensed consolidated statements of operations for the three months
                            ended March 31, 2004 and 2003                                                      4

                            Condensed consolidated statements of cash flow for the three months
                            ended March 31, 2004 and 2003                                                      5

                            Notes to condensed consolidated financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                     12

      Item 3                Quantitative and Qualitative Disclosures about Market Risk                        19

      Item 4                Controls and Procedures                                                           19

PART II. Other Information:

      Item 6                Exhibits and Reports on Form 8-K                                                  20

      Signatures                                                                                              21

      Certifications                                                                                          23


ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        MARCH 31,   December 31,
(In thousands)                                                            2004          2003
--------------                                                            ----          ----
ASSETS:
Current assets:
   Cash and cash equivalents                                            $  2,925      $    498
   Receivables, net                                                        7,788         9,074
   Inventories                                                             8,597         8,061
   Deferred tax assets                                                     2,340         2,340
   Other current assets                                                      309           509
                                                                        --------      --------
     Total current assets                                                 21,959        20,482
                                                                        --------      --------
Fixed assets, net                                                          3,380         3,607
Goodwill                                                                   1,469         1,469
Deferred tax assets                                                          684           684
Other assets                                                                 113           119
                                                                        --------      --------
                                                                           5,646         5,879
                                                                        --------      --------
   Total assets                                                         $ 27,605      $ 26,361
                                                                        ========      ========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY:

Current liabilities:
   Current portion of term loan                                         $     --      $     90
   Accounts payable                                                        2,570         3,288
   Accrued liabilities                                                     3,206         2,892
   Accrued restructuring expenses                                            480           480
   Accrued patent license fees                                               478           408
   Deferred revenue                                                        1,489         1,537
                                                                        --------      --------
     Total current liabilities                                             8,223         8,695
                                                                        --------      --------
Long-term portion of term loan                                                --           330
Long-term portion of accrued restructuring                                 1,514         1,645
Long-term portion of accrued patent license fees                             750           750
Other long-term liabilities                                                  588           692
                                                                        --------      --------
                                                                           2,852         3,417
                                                                        --------      --------
   Total liabilities                                                      11,075        12,112
                                                                        --------      --------

Mandatorily redeemable convertible preferred stock                         3,922         3,902
                                                                        --------      --------
Shareholders' equity:
   Common stock                                                               61            60
   Additional paid-in capital                                             10,619         8,441
   Retained earnings                                                       3,017         1,769
   Unamortized restricted stock compensation                              (1,202)          (30)
   Accumulated other comprehensive income                                    113           107
                                                                        --------      --------
     Total shareholders' equity                                           12,608        10,347
                                                                        --------      --------
Total liabilities and shareholders' equity                              $ 27,605      $ 26,361
                                                                        ========      ========





           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
(In thousands, except per share data)                2004          2003
-------------------------------------                ----          ----
Net sales                                          $ 15,075      $  9,012
Cost of sales                                         9,657         6,571
                                                   --------      --------
Gross profit                                          5,418         2,441
                                                   --------      --------
Operating expenses:
   Engineering, design and product development          614           562
   Selling and marketing                              1,362         1,044
   General and administrative                         1,332         1,099
                                                   --------      --------
                                                      3,308         2,705
                                                   --------      --------
Operating income (loss)                               2,110          (264)
                                                   --------      --------
Interest and other income (expense):
   Interest, net                                        (10)          (46)
   Other, net                                            (3)           --
                                                   --------      --------
                                                        (13)          (46)
                                                   --------      --------
Income (loss) before income taxes                     2,097          (310)
Income tax provision (benefit)                          755          (112)
                                                   --------      --------
Net income (loss)                                     1,342          (198)
Dividends and accretion charges on
   preferred stock                                      (90)          (90)
                                                   --------      --------
Net income (loss) available to common
shareholders                                       $  1,252      $   (288)
                                                   ========      ========

Net income (loss) per common share:

     Basic                                         $   0.14      $  (0.03)
     Diluted                                           0.13         (0.03)

Shares used in per share calculation:

     Basic                                            8,966         8,510
     Diluted                                          9,800         8,510






           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

(In thousands)                                                      2004         2003
                                                                   -------      -------
Cash flows from operating activities:

   Net income (loss)                                               $ 1,342      $  (198)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash compensation expense                                    69           25
       Depreciation and amortization                                   427          448
       Deferred income taxes                                            --         (120)
       Gain on sale of equipment                                        --           (1)
       Changes in operating assets and liabilities:
         Receivables                                                 1,286         (634)
         Inventories                                                  (536)      (1,703)
         Other current assets                                          200           12
         Other assets                                                   --          (39)
         Accounts payable                                             (718)         354
         Accrued liabilities and other liabilities                     665          200
         Accrued patent license fees                                    70           53
         Accrued restructuring expenses                               (131)        (353)
                                                                   -------      -------
           Net cash provided by (used in) operating activities       2,674       (1,956)
                                                                   -------      -------
Cash flows from investing activities:

   Purchases of fixed assets                                          (194)        (532)
   Proceeds from sale of fixed assets                                   --            1
                                                                   -------      -------
     Net cash used in investing activities                            (194)        (531)
                                                                   -------      -------
Cash flows from financing activities:

   Revolving bank loan borrowings, net                                  --        1,994
   Term loan repayments                                               (420)         (25)
   Proceeds from option and warrant exercises                          435            5
   Payment of cash dividends                                           (74)         (70)
                                                                   -------      -------
     Net cash (used in) provided by financing activities               (59)       1,904
                                                                   -------      -------
Effect of exchange rate changes                                          6          (13)
                                                                   -------      -------
Increase (decrease) in cash and cash equivalents                     2,427         (596)
Cash and cash equivalents at beginning of period                       498          902
                                                                   -------      -------
Cash and cash equivalents at end of period                         $ 2,925      $   306
                                                                   =======      =======









           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    DESCRIPTION OF BUSINESS

      TransAct Technologies Incorporated ("TransAct"), which has headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, we market related consumables, spare parts and service. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale and banking ("POS") and gaming and lottery. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers, selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

      In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly TransAct's financial position as of March 31, 2004, the results of our operations for the three months ended March 31, 2004 and 2003, and our cash flows for the three months ended March 31, 2004 and 2003. The December 31, 2003 condensed consolidated balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

            The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. Transaction gains and losses are included in other income.

            The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

            On March 4, 2004, we announced that our Board of Directors approved a three-for-two stock split of our common stock to be effected in the form of a 50 percent stock dividend. The additional shares were payable April 2, 2004 to shareholders of record at the close of business on March 17, 2004. As a result of the stock dividend, shareholders of record received one additional share of common stock for every two shares of common stock held on the record date, and cash instead of any fractional shares. All amounts within the accompanying condensed consolidated financial statements and footnotes reflect the stock split on a retroactive basis.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION

            We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options. Since the exercise price of employee stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("FAS 148").

            During the three months ending March 31, 2004, we granted 50,000 shares of restricted stock to key employees under the 1996 Stock Plan. Deferred compensation of $1,241,000 was recorded with respect to these grants and will be recognized into expense over the 5 year vesting period.

            The following table illustrates the effect on net income (loss), compensation expense and net income (loss) per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans. For the 2003 periods presented, stock-based compensation expense determined under the fair value method has been adjusted to properly reflect related tax effects.

                                                     Three months ended
                                                          March 31,
                                                     2004           2003
                                                     ----           ----
(In thousands, except per share data)
Net income (loss) available to common
  shareholders:
  Net income (loss) available to common
     shareholders, as reported                    $   1,252      $    (288)
  Add: Stock-based compensation expense
     included in reported net income,
     net of tax                                          44             16
  Deduct:  Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax                         (70)          (205)
                                                  ---------      ---------
  Pro forma net income (loss)                         1,226           (477)
                                                  =========      =========
Net income (loss) per share:
  Basic:
     As reported                                  $    0.14      $   (0.03)
     Pro forma                                         0.14          (0.06)
  Diluted:
     As reported                                  $    0.13      $   (0.03)
     Pro forma                                         0.13          (0.06)


            During the three months ended March 31, 2004, we received cash proceeds of approximately $435,000 from the issuance of approximately 73,000 shares of common stock resulting from stock option and warrant exercises. We also recorded a related tax benefit which was credited to Additional Paid-In Capital of approximately $503,000 in the three months ended March 31, 2004, resulting from subsequent employee stock sales.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.    INVENTORIES

            The components of inventories are:

                                    March 31,           December 31,
(In thousands)                         2004                2003
--------------                         ----                ----
Raw materials and component parts     $8,177              $7,947
Work-in-process                           --                  --
Finished goods                           420                 114
                                      ------              ------
                                      $8,597              $8,061
                                      ======              ======


4.     ACCRUED PRODUCT WARRANTY LIABILITY

            The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2004 and 2003.

                                          Three months ended
                                               March 31,
(In thousands)                              2004       2003
--------------                              ----       ----
Balance, beginning of period               $ 495      $ 644
Additions related to warranties issued       175        115
Warranty costs incurred                     (143)      (134)
                                           -----      -----
Balance, end of period                     $ 527      $ 625
                                           =====      =====

            Approximately $147,000 and $169,000 of the accrued product warranty liability is classified as other long -term liabilities at March 31, 2004 and December 31, 2003, respectively. The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheet.

5.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

            In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING (CONTINUED)

            The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2004 and 2003.

                                    Three Months Ended
                                         March 31,
(In thousands)                      2004         2003
--------------                      ----         ----
Accrual balance, beginning of
period                             $ 2,125      $ 1,718
Business consolidation and
restructuring expenses                  --           --
Cash payments                         (131)        (353)
                                   -------      -------
Accrual balance, end of period     $ 1,994      $ 1,365
                                   =======      =======


            At March 31, 2004 and December 31, 2003, approximately $1,514,000 and $1,645,000, respectively, of the restructuring accrual was classified within long-term liabilities. This represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

6.    PATENT LICENSE FEES

            In November 2002, we were advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although the settlement negotiations have not been finalized, we believe that the total accrual of $900,000 reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrued estimated royalty payments for usage of this technology after January 1, 2003. We have classified approximately $750,000 of our total accrual at March 31, 2004 and December 31, 2003 related to this matter as a long-term liability based on the likely payment schedule resulting from our current negotiations.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.    EARNINGS PER SHARE

            For the three months ended March 31, 2004 and 2003, earnings per share, which reflects the impact of the 3 for 2 stock split discussed in
      Note 1, was computed as follows (in thousands, except per share amounts):

                                                     Three Months Ended
     (In thousands, except per share amounts))            March 31,
                                                      2004         2003
                                                      ----         ----
Net income (loss)                                   $ 1,342      $  (198)
Dividends and accretion on preferred stock              (90)         (90)
                                                    -------      -------
Net income (loss) available to common
   shareholders                                     $ 1,252      $  (288)
                                                    =======      =======

Shares:
   Basic:  Weighted average common shares

     outstanding                                      8,966        8,510
   Add:  Dilutive effect of outstanding
options                                                 834           --
     as determined by the treasury stock method
                                                    -------      -------
   Diluted:  Weighted average common and
     common equivalent shares outstanding             9,800        8,510
                                                    =======      =======
Net income (loss) per common share:

   Basic                                               0.14        (0.03)
   Diluted                                             0.13        (0.03)

            Due to our reported net loss in the three months ended March 31, 2003, all potentially dilutive securities, including both in-the-money and out-of-the-money stock options and warrants that amounted to 782,000 shares excluded from the earnings per share calculation, as the effect would have been antidilutive. In addition, for all periods presented, earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which is convertible into 666,665 shares of common stock), as the effect would have been anti-dilutive. Also excluded from the diluted earnings per share calculation in the three months ended March 31, 2004 are 56,333 shares of unvested restricted stock, as the effect would have been anti-dilutive.

8.    LONG-TERM DEBT

            During the first quarter of 2004, we repaid the remaining $420,000 balance outstanding on our term loan. Accordingly, we currently have no outstanding debt obligations.

9.    SUBSEQUENT EVENT

            In April 2004, all shareholders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total of 666,665 new shares of common stock were issued. As a result, dividends in the amount of approximately $16,000 were paid to the preferred shareholders through the date of the conversion, and no future dividend payments are required.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires a company to consolidate a variable interest entity ("VIE") if it has a majority of the risks, rewards or both of that entity. FIN 46R became effective for most VIEs beginning in the fourth quarter of 2003. TransAct has no investments in VIEs; therefore, FIN 46 had no effect on our financial statements.

            PARTICIPATING SECURITIES AND THE TWO CLASS METHOD UNDER FASB STATEMENT NO. 128: In April 2004, the Emerging Issues Task Force reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" (EITF 03-6). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The Company is currently evaluating the effect of adopting EITF 03-6.

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

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                             Three months ended       Three months ended             Change
       (In thousands)           March 31, 2004          March 31, 2003           $           %
       --------------           --------------          --------------          ---         ---
Point of sale and banking     $ 6,885       45.7%     $ 4,331       48.1%     $ 2,554       59.0%
Gaming and lottery              8,190       54.3%       4,681       51.9%       3,509       75.0%
                              ------------------      ------------------      -------
                              $15,075      100.0%     $ 9,012      100.0%     $ 6,063       67.3%
                              ==================      ==================      =======
International*                $ 1,216        8.1%     $ 1,066       11.8%     $   150       14.1%
                              ==================      ==================      =======

-----------

* International sales do not include those sales made to domestic customers who in turn ship those printers to international destinations.



                                   Three months ended    Three months ended          Change
       (In thousands)                 March 31, 2004       March 31, 2003          $            %
       --------------                 --------------       --------------         ---          ---
Printers - POS and banking        $ 5,006        33.2%   $ 2,779        30.8%   $ 2,227       80.1%
Printers - Gaming and lottery       7,618        50.5%     4,271        47.4%     3,347       78.4%
                                  -------------------    -------------------    -------
  Subtotal - printers              12,624        83.7%     7,050        78.2%     5,574       79.1%
Services and consumables            2,451        16.3%     1,962        21.8%       489       24.9%
                                  ===================    ===================    =======
  Total net sales                 $15,075       100.0%   $ 9,012       100.0%   $ 6,063       67.3%
                                  ===================    ===================    =======

Net sales for the first quarter of 2004 increased $6,063,000, or 67%, from the same period last year due to significantly higher printer shipments (approximately $5,574,000, or 79%) into both our gaming and lottery market and point of sale and banking ("POS") market. Sales of our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), also increased by $489,000, or 25%, as our installed base of printers grows and we continue to aggressively pursue these sales. Overall, international sales increased by $150,000, or 14%.

POINT OF SALE AND BANKING: Sales of our POS products worldwide increased approximately $2,554,000, or 59%.

                   Three months ended       Three months ended           Change
(In thousands)        March 31,20004          March 31, 2003          $           %
                      --------------          --------------         ---         ---
Domestic          $ 5,965         86.6%   $ 3,269         75.5%   $ 2,696         82.5%
International         920         13.4%     1,062         24.5%      (142)       (13.4%)
                  --------------------    --------------------    -------
                  $ 6,885        100.0%   $ 4,331        100.0%   $ 2,554         59.0%
                  ====================    ====================    =======

Domestic POS revenue increased to $5,965,000, representing a $2,696,000, or 82%, increase from the first quarter of 2003, due largely to significantly higher sales of our POSjet(R) and Bankjet(R) lines of inkjet printers. Sales of our POSjet(R) line of inkjet printers increased by approximately 534% in the first quarter of 2004 compared to the first quarter of 2003. The increase is largely attributable to shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. In addition, we reported higher service, spare parts and consumables revenue in the first quarter of 2004 compared to the first quarter of 2003.

International POS printer shipments decreased by approximately $142,000, or 13%, to $920,000, due primarily to lower sales of our printers through our network of international distributors, somewhat offset by higher service, spare parts and consumables revenue.

We expect sales into the POS market for the second quarter of 2004 to be consistent with those reported for the first quarter of 2004 and higher than those reported in the second quarter of 2003, due to continued growth in sales of our POSjet(R) and Bankjet(R) lines of inkjet printers and expected sales of our newly-introduced iTherm(TM) 280 high-speed, two-color thermal printer. We remain cautiously optimistic that economic conditions will continue to improve and sales of our POS products will increase in the second half of 2004.

GAMING AND LOTTERY:

Sales of our gaming and lottery products increased by $3,509,000, or 75%, from the first quarter a year ago, primarily due to significantly higher shipments of our slot machine printers, and to a lesser extent, higher shipments of on-line lottery printers to GTECH.

                  Three months ended      Three months ended          Change
(In thousands)       March 31, 2004         March 31, 2003         $            %
--------------       --------------         --------------        ---          ---

Domestic          $7,894         96.4%   $4,677         99.9%   $3,217        68.8%
International        296          3.6%        4          0.1%      292           NM
                  -------------------    -------------------    ------
                  $8,190        100.0%   $4,681        100.0%   $3,509        75.0%
                  ===================    ===================    ======

                 Three months ended      Three months ended           Change
(In thousands)      March 31, 2004         March 31, 2003          $            %
--------------       --------------         --------------        ---          ---
Gaming            $6,650         81.2%   $3,929         83.9%   $2,721         69.3%
Lottery            1,540         18.8%      752         16.1%      788        104.8%
                  -------------------    -------------------    ------
                  $8,190        100.0%   $4,681        100.0%   $3,509         75.0%
                  ===================    ===================    ======

NM - Not meaningful

Sales of our gaming products, which include video lottery terminal ("VLT") printers and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased by approximately $2,721,000 to $6,650,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"). Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase during the remainder of 2004 compared to 2003, as more casinos are expected to convert to TITO slot machines. Also, due to state government budget shortfalls, many states have approved or are considering VLT initiatives as a means of raising revenue. As a result, we also expect sales of our VLT printers to increase during the remainder of 2004 compared to 2003.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact and thermal on-line lottery printers, impact in-lane lottery printers, and spare parts revenue, increased by $788,000 to approximately $1,540,000, or 10% of net sales, in the first quarter of 2004, compared to $752,000, or 8% of net sales, in the first quarter of 2003.

In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We have received orders from GTECH for approximately $3.1 million of these thermal printers, which we expect to ship over the remaining nine months of 2004, although in higher volumes during the third and fourth quarters. We anticipate receiving orders from GTECH for additional thermal on-line lottery printers for delivery in 2004. We also received orders from GTECH for approximately $2.0 million of our legacy impact on-line lottery printer for shipment during the second and third quarters of 2004. We made no in-lane lottery printer shipments in the first quarter of 2004 or 2003. Due to the project-by-project nature of sales of impact on-line lottery printers and in-lane lottery printers, we cannot predict if and when any future orders for these printers may occur.

See the table below for an analysis of revenues from GTECH.

                                                    Three months ended
         (In thousands, except %)                        March 31,
                                                     2004        2003
                                                     ----        ----
Impact on-line lottery printers and spare parts     $  326      $  747
Thermal on-line lottery printers                     1,214           5
                                                    ------      ------
                                                    $1,540      $  752
                                                    ======      ======
 % of consolidated net sales                            10%          8%

International sales into the gaming and lottery market increased $292,000, to $296,000 in the first quarter of 2004. Although we expect international sales into the gaming and lottery market to remain relatively flat in the second quarter of 2004 compared to the first quarter of 2004, we expect moderate growth in these sales during the second half of 2004 as the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia).

GROSS PROFIT. Gross profit increased $2,977,000, or 122%, and gross margin increased to 35.9% from 27.1%, due primarily to higher volume of sales and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers, in the first quarter of 2004 compared to the first quarter of 2003. We expect gross margin for the second quarter of 2004 to be somewhat lower than that reported for the first quarter of 2004, as we expect to ship a legacy printer to a significant customer at lower gross margin than on our typical printers. We accepted the order for such printers to strategically build a stronger relationship with that customer.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services and supplies). Such expenses increased by $52,000, or 9%, due primarily to higher compensation related expenses. Such expenses decreased as a percentage of net sales to 4.1% from 6.2%, due primarily to a higher volume of sales in the first quarter of 2004 compared to the first quarter of 2003. We expect engineering and product design development expenses to increase in the second quarter of 2004 compared to the first quarter of 2004, as we plan to expand our families of inkjet printers for the POS market and TITO printers for the casino market.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $318,000, or 30%, due primarily to higher (1) sales commissions resulting from higher sales in the first quarter of 2004 compared to the first quarter of 2003 (approximately $50,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $110,000) and (3) recruitment expenses related to adding sales staff (approximately $125,000). Selling and marketing expenses decreased as a percentage of net sales to 9.0% from 11.6%, due primarily to higher volume of sales in the first quarter of 2004 compared to the first quarter of

2003. We expect selling and marketing expenses to be slightly higher in the second quarter of 2004 compared to the first quarter of 2004, as we plan to add sales staff to help grow our sales and increase our breadth of coverage in our markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff; expenses for our corporate headquarters; professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $233,000, or 21%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff related to our CFO transition plan. General and administrative expenses decreased as a percentage of net sales to 8.8% from 12.2% due primarily to a higher volume of sales in the first quarter of 2004 compared to the first quarter of 2003. We expect general and administrative expenses to continue to increase in the second quarter of 2004, largely due to professional fees related to compliance with Sarbanes-Oxley.

OPERATING INCOME (LOSS). During the first quarter of 2004 we reported operating income of $2,110,000, or 14.0% of net sales, compared to an operating loss of ($264,000), or (2.9%) of net sales in the first quarter of 2003. The significant increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the first quarter of 2004 compared to that of 2003. Although sales increased by 67% in the first quarter of 2004 compared to the first quarter of 2003, operating expenses only increased by 22%, which provided substantial operating leverage in first quarter of 2004 that we expect to continue for the remainder of 2004.

INTEREST. Net interest expense decreased significantly to $13,000 from $52,000 in the first quarter of 2003, as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We expect revolving borrowings to remain at zero as we continue to generate cash from operations through the remainder of 2004. During the remainder of 2004, we expect to incur interest expense of approximately $10,000 per quarter related to interest on unused borrowings under our revolving credit line, partially offset by interest income earned on our available cash balance. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $755,000 in the first quarter of 2004 and an income tax benefit of $112,000 in the first quarter of 2003, both at an effective rate of 36%.

NET INCOME (LOSS). We reported net income during the first quarter of 2004 of $1,342,000, or $0.13 per share (diluted) after giving effect to $90,000 of dividends and accretion charges on preferred stock. This compares to a net loss of ($198,000), or ($0.03) per share (diluted) for the first quarter of 2003, after giving effect to $90,000 of dividends and accretion charges on preferred stock. Dividends in the second quarter of 2004 will be approximately $16,000 and there will be no dividends beyond the second quarter of 2004, as the preferred stock was converted to common stock in April 2004. See "Subsequent Event" under "Notes to Condensed Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first quarter of 2004, we significantly improved our operating results. We repaid our remaining outstanding debt in January 2004 and ended the quarter with approximately $2.9 million in cash. Looking forward, we expect to generate approximately $5 to $6 million in cash from operations during 2004 and have between $4 and $5 million of cash on our balance sheet at the end of 2004. We also expect to earn interest income on our available cash balance throughout 2004.

Operating activities: The following significant factors affected our cash provided by operations of $2,674,000 in the first quarter of 2004:

      -     We reported net income of $1,342,000

      - We recorded depreciation, amortization and non-cash compensation expense of $496,000

      - Accounts receivable decreased by $1,286,000 due to higher turnover of receivables resulting from an improved collection effort and timing of sales during the quarter

      - Inventories increased by $536,000, as we prepared for our expected higher sales volume in 2004

      - Other current assets decreased by $200,000 due primarily to receipts of federal and state tax refunds in the first quarter of 2004

      - Accounts payable decreased by $718,000 due to the timing of payments and increased inventory purchases in December in anticipation of higher 2004 orders

      - Accrued liabilities and other liabilities increased by $665,000, primarily due to an increase in income taxes payable resulting from the tax provision recorded in the first quarter of 2003

      - Accrued restructuring expenses decreased by $131,000 due to payments made for lease obligation costs (See "Consolidation Expenses" below)

Investing activities: Our capital expenditures were approximately $194,000 and $532,000 in the first quarter of 2004 and 2003, respectively. Expenditures in 2004 primarily included new product tooling and computer hardware and software. We expect capital expenditures for 2004 to be approximately $1,600,000, primarily for tooling for new products and enhanced versions of our existing products.

Financing activities: We used approximately $59,000 in financing activities during the first quarter of 2004, largely due to the repayment of our term loan (approximately $420,000) and payments of cash dividends on our preferred stock (approximately $70,000), largely offset by proceeds from stock option exercises (approximately $435,000).

WORKING CAPITAL

Our working capital increased to $13,736,000 at March 31, 2004 from $11,787,000 at December 31, 2003. The current ratio also increased to 2.67 to 1 at March 31, 2004 from 2.36 to 1 at December 31, 2003. The increase in both working capital and the current ratio was due largely to higher cash and cash equivalents ($2,925,000) and higher inventories ($8,597,000) somewhat offset by lower receivables ($7,788,000) compared to December 31, 2003.

DEFERRED TAXES

As of March 31, 2004, we had a net deferred tax asset of approximately $3,024,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.4 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

In November 2002, the Company was advised that certain POS printers sold by us since late 1999 may use technology covered by recently issued patents of a third party competitor. In an effort to resolve this matter, we originally offered to pay approximately $160,000, while the other party sought payment of up to $950,000. We recorded a charge of $160,000 in cost of sales in the fourth quarter of 2002 related to this matter. Based on the likely outcome of current negotiations, we recorded an additional charge of $740,000 in the fourth quarter of 2003 related to usage prior to January 1, 2003. Although settlement negotiations are continuing, we believe that the total accrual of $900,000 (the "Patent Resolution Payment") reflects the best estimate of the expense related to the pre-2003 usage of this third party patented technology. We also accrue estimated royalty payments for usage of this technology after January 1, 2003.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a new $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility replaced our prior credit facility (the "LaSalle Credit Facility") with LaSalle Business Credit, Inc. ("LaSalle"). The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, we may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $1,000,000 reserve pending the determination of the Patent Resolution Payment and less (iii) a $40,000 credit reserve.

Concurrent with the signing of the Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility. Principal payments for any borrowings under the equipment loan facility were due in equal installments plus accrued interest based on a sixty month amortization schedule on the first day of each month beginning September 1, 2003, with the unpaid principal balance due on the earlier of (1) July 31, 2008 or (2) acceleration of the indebtedness under the revolving credit line or the equipment line due to an event of default.

As of March 31, 2004, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $11,500,000 at March 31, 2004. However, our maximum additional available borrowings under the facility were limited to approximately $8,100,000 at March 31, 2004 based on the borrowing base of our collateral. The term loan was paid in full in January 2004. We were in compliance with all financial covenants of the Banknorth Credit Facility at March 31, 2004.

PREFERRED STOCK

In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends per quarter. We also recorded non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock was convertible at any time by the holders at a conversion price of $6.00 per common share. The preferred stock was redeemable at the option of the holders on April 7, 2005 for an aggregate of $4,000,000 plus any unpaid dividends. Upon a change of control, as defined, the holders had the right to redeem the Preferred Stock for an aggregate of $8,000,000 plus any unpaid dividends.

In April 2004, all shareholders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total 666,665 new shares of common stock were issued. As a result, we expect to pay approximately $16,000 of cash dividends in the second quarter of 2004, with no future dividend payments beyond the second quarter of 2004. The conversion will result in a cash savings of approximately $280,000 annually, as TransAct will no longer pay dividends previously required under the terms of the preferred stock. See Note 10 to the Condensed Consolidated Financial Statements.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $2,261,000 to $12,608,000 at March 31, 2004 from $10,347,000 at December 31, 2003. The increase was primarily due to the following for the three months ended March 31, 2004: (1) net income available to common shareholders of $1,252,000, (2) proceeds of approximately $435,000 from the issuance of approximately 73,000 shares of common stock from stock option and warrant exercises, (3) an increase in additional paid in capital of approximately $503,000 resulting from the recording of a deferred tax asset from the sale of employee stock from stock option exercises, and (4) compensation expense related to restricted stock grants of $69,000.

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

We do not expect to incur any additional restructuring expense related to the Consolidation.

As of March 31, 2004 and December 31, 2003, our restructuring accrual amounted to $1,994,000 and $2,125,000, respectively. We expect to pay approximately $480,000 of these expenses per year from 2004 through 2007, and the remaining $74,000 in 2008. These payments from 2004 through 2008 relate primarily to lease obligation costs for our Wallingford, CT facility.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended March 31, 2004.

RESOURCE SUFFICIENCY

We believe that cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation and the Patent Resolution Payment, to finance our capital expenditures and meet our liquidity requirements through at least December 31, 2005.

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

      a.    Exhibits filed herein

            Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            1. A report on Form 8-K was furnished on March 23, 2004 to report under Item 5 an event deemed of importance to security holders, the transfer of all outstanding shares of the Company's Series B Preferred Stock.

            2. A report on Form 8-K was furnished on March 4, 2004 to report under Items 7 and 12 a press release announcing the Company's financial results for the year ended December 31, 2003.

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

                                 TRANSACT TECHNOLOGIES INCORPORATED
                                 ----------------------------------
                                 (Registrant)




May 12, 2004                     /s/ Richard L. Cote
                                 --- ---------------------------------
                                 Richard L. Cote
                                 Executive Vice President, Secretary,
                                 Treasurer and Chief Financial Officer
                                 (Principal Financial Officer)




                                 /s/ Steven A. DeMartino
                                 --- -------------------------------
                                 Steven A. DeMartino
                                 Senior Vice President, Finance and Information Technology
                                 (Principal Accounting Officer)

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