Form 10-Q
period 2004-06-30
TRANSACT TECHNOLOGIES INC
filed 2004-08-12
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to:
                                -----------     ------------

Commission file number: 0-21121
                        -------------------

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

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                  OUTSTANDING JULY 30, 2004
-----                                                  -------------------------
COMMON STOCK, $.01 PAR VALUE                                           9,928,689

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.         Financial Information:                                                       Page No.
-------         ----------------------                                                       --------
  Item 1        Financial Statements (unaudited)

                Condensed consolidated balance sheets as of June 30, 2004 and December
                31, 2003 ..................................................................        3

                Condensed consolidated statements of operations for the three and six
                months ended June 30, 2004 and 2003 .......................................        4

                Condensed consolidated statements of cash flow for the six months ended
                June 30, 2004 and 2003 ....................................................        5

                Notes to condensed consolidated financial statements ......................        6

  Item 2        Management's Discussion and Analysis of Financial Condition and Results
                of Operations .............................................................       11

  Item 4        Controls and Procedures ...................................................       20

PART II.        Other Information:

  Item 5        Submission of Matters to a Vote of Security Holders .......................       21

  Item 6        Exhibits and Reports on Form 8-K ..........................................       21

  Signatures ..............................................................................       22

  Certifications ..........................................................................       24

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              JUNE 30,     December 31,
(In thousands)                                                 2004           2003
--------------                                                 ----           ----
ASSETS:
Current assets:
   Cash and cash equivalents .............................   $  5,011       $    498
   Receivables, net ......................................      8,395          9,074
   Inventories ...........................................      8,682          8,061
   Deferred tax assets ...................................      2,340          2,340
   Other current assets ..................................        249            509
                                                             --------       --------
     Total current assets ................................     24,677         20,482
                                                             --------       --------

Fixed assets, net ........................................      3,245          3,607
Goodwill .................................................      1,469          1,469
Deferred tax assets ......................................        684            684
Other assets .............................................        105            119
                                                             --------       --------
                                                                5,503          5,879
                                                             --------       --------
Total assets .............................................   $ 30,180       $ 26,361
                                                             ========       ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan ..........................   $     --       $     90
   Accounts payable ......................................      3,370          3,288
   Accrued liabilities ...................................      3,100          2,892
   Accrued restructuring expenses ........................        480            480
   Accrued patent license fees ...........................        442            408
   Deferred revenue, current portion .....................      1,617          1,537
                                                             --------       --------
     Total current liabilities ...........................      9,009          8,695
                                                             --------       --------

Long-term portion of term loan ...........................         --            330
Long-term portion of accrued restructuring ...............      1,424          1,645
Long-term portion of accrued patent license fees .........         --            750
Other long-term liabilities ..............................        689            692
                                                             --------       --------
                                                                2,113          3,417
                                                             --------       --------
   Total liabilities .....................................     11,122         12,112
                                                             --------       --------

Redeemable convertible preferred stock ...................         --          3,902
                                                             --------       --------

Shareholders' equity:
   Common stock ..........................................         68             60
   Additional paid-in capital ............................     15,645          8,441
   Retained earnings .....................................      4,461          1,769
   Unamortized restricted stock compensation .............     (1,227)           (30)
   Accumulated other comprehensive income ................        111            107
                                                             --------       --------
     Total shareholders' equity ..........................     19,058         10,347
                                                             --------       --------
Total liabilities and shareholders' equity ...............   $ 30,180       $ 26,361
                                                             ========       ========


           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                          --------                     --------
(In thousands, except per share data)               2004           2003           2004           2003
-------------------------------------               ----           ----           ----           ----
Net sales .....................................   $ 14,694       $ 13,378       $ 29,769       $ 22,390
Cost of sales .................................      9,077          9,166         18,734         15,737
                                                  --------       --------       --------       --------
Gross profit ..................................      5,617          4,212         11,035          6,653
                                                  --------       --------       --------       --------

Operating expenses:
   Engineering, design and product
     development ..............................        548            545          1,162          1,107
   Selling and marketing ......................      1,218          1,264          2,580          2,308
   General and administrative .................      1,563          1,119          2,895          2,218
                                                  --------       --------       --------       --------
                                                     3,329          2,928          6,637          5,633
                                                  --------       --------       --------       --------
Operating income ..............................      2,288          1,284          4,398          1,020
                                                  --------       --------       --------       --------
Interest and other income (expense):
   Interest, net ..............................         (2)           (76)           (12)          (122)
   Other, net .................................          2            (26)            (1)           (26)
                                                  --------       --------       --------       --------
                                                        --           (102)           (13)          (148)
                                                  --------       --------       --------       --------
Income before income taxes ....................      2,288          1,182          4,385            872
Income tax provision ..........................        823            395          1,578            283
                                                  --------       --------       --------       --------
Net income ....................................   $  1,465       $    787       $  2,807       $    589
                                                  ========       ========       ========       ========

BASIC EARNINGS PER SHARE:
Net income available to common shareholders ...   $  1,421       $    641       $  2,578       $    367
Shares used in per share calculation ..........      9,620          8,606          9,292          8,559
Basic earnings per share - common stock .......   $   0.15       $   0.07       $   0.28       $   0.04
Basic earnings per share - preferred stock ....         --           0.02           0.02           0.03

DILUTED EARNINGS PER SHARE:
Net income available to common shareholders ...   $  1,421       $    641       $  2,578       $    367
Shares used in per share calculation ..........     10,447          9,070         10,133          8,845
Diluted earnings per share - common stock .....   $   0.14       $   0.07       $   0.25       $   0.04
Diluted earnings per share - preferred stock ..         --           0.02           0.02           0.03


           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                             --------
(In thousands)                                                          2004          2003
--------------                                                          ----          ----
Cash flows from operating activities:
   Net income ......................................................   $ 2,807       $   589
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash compensation expense ...............................       142            39
       Depreciation and amortization ...............................       822           867
       Deferred income taxes .......................................        --           267
       Gain on sale of equipment ...................................        --            (1)
       Changes in operating assets and liabilities:
         Receivables ...............................................       679        (4,739)
         Inventories ...............................................      (621)       (1,495)
         Other current assets ......................................       260            14
         Other assets ..............................................         1            71
         Accounts payable ..........................................        82           345
         Accrued liabilities and other liabilities .................       742           645
         Accrued restructuring expenses ............................      (221)         (492)
                                                                       -------       -------
           Net cash provided by (used in) operating activities .....     4,693        (3,890)
                                                                       -------       -------

Cash flows from investing activities:
   Purchases of fixed assets .......................................      (447)         (872)
   Proceeds from sale of fixed assets ..............................        --           331
                                                                       -------       -------
     Net cash used in investing activities .........................      (447)         (541)
                                                                       -------       -------

Cash flows from financing activities:
   Revolving bank loan borrowings, net .............................        --         3,435
   Term loan repayments ............................................      (420)          (50)
   Proceeds from option and warrant exercises ......................       826           552
   Payment of cash dividends .......................................       (91)         (140)
   Payment of expenses related to preferred stock conversion and
     registration of common stock ..................................       (52)           --
                                                                       -------       -------
       Net cash provided by financing activities ...................       263         3,797
                                                                       -------       -------

Effect of exchange rate changes ....................................         4            25
                                                                       -------       -------

Increase (decrease) in cash and cash equivalents ...................     4,513          (609)
Cash and cash equivalents at beginning of period ...................       498           902
                                                                       -------       -------
Cash and cash equivalents at end of period .........................   $ 5,011       $   293
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

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly TransAct's financial position as of June 30, 2004, the results of our operations for the three and six months ended June 30, 2004 and 2003, and our cash flows for the six months ended June 30, 2004 and 2003. The December 31, 2003 condensed consolidated balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

            The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates. Transaction gains and losses are included in other income.

            The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

            On March 4, 2004, we announced that our Board of Directors approved a three-for-two stock split of our common stock to be effected in the form of a 50 percent stock dividend. The additional shares were payable April 2, 2004 to shareholders of record at the close of business on March 17, 2004. As a result of the stock dividend, all shareholders of record received one additional share of common stock for every two shares of common stock held on the record date, and cash instead of any fractional shares. All amounts within the accompanying condensed consolidated financial statements and footnotes reflect the stock split on a retroactive basis.

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

            During the three and six months ending June 30, 2004, we granted 3,000 and 78,000 shares of restricted stock, respectively, to key employees under the 1996 Stock Plan. Deferred compensation of $98,000 and $1,339,000 was recorded with respect to these grants in the three and six months ended June 30, 2004, respectively, and will be recognized into expense over the five-year vesting period.

            The following table illustrates the effect on net income, compensation expense and net income per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans. For the 2003 periods presented, stock-based compensation expense determined under the fair value method has been adjusted to properly reflect related tax effects.

                                                         Three months ended              Six months ended
                                                               June 30,                      June 30,
                                                               --------                      --------
                                                        2004            2003            2004            2003
                                                        ----            ----            ----            ----
(In thousands, except per share data)
Net income available to common shareholders:
  Net income available to common shareholders,
     as reported ..................................   $   1,421       $     641       $   2,578       $     367
  Add: Stock-based compensation expense included
     in reported net income, net of tax ...........          46               9              90              25
  Deduct: Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax ...................         (15)            (53)            (85)           (258)
                                                      ---------       ---------       ---------       ---------
  Pro forma net income available to common
       shareholders ...............................   $   1,452       $     597       $   2,583       $     134
                                                      =========       =========       =========       =========

Net income per share:
  Basic:
    Common Stock:
      As reported .................................   $    0.15       $    0.07       $    0.27       $    0.04
      Pro forma ...................................        0.15            0.07            0.28            0.02
    Preferred Stock:
      As reported .................................   $      --       $    0.02       $    0.02       $    0.03
      Pro forma ...................................          --            0.02            0.02            0.03
  Diluted:
    Common Stock:
      As reported .................................   $    0.14       $    0.07       $    0.25       $    0.04
      Pro forma ...................................        0.14            0.07            0.25            0.02
    Preferred Stock:
      As reported .................................   $      --       $    0.02       $    0.02       $    0.03
      Pro forma ...................................          --            0.02            0.02            0.03

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


2.    ACCOUNTING FOR STOCK-BASED COMPENSATION (CONT)

            During the three and six months ended June 30, 2004, we received cash proceeds of approximately $390,000 and $826,000, respectively, from the issuance of approximately 85,000 and 179,000 shares of common stock resulting from stock option and warrant exercises. We also recorded a related tax benefit that was credited to Additional Paid-In Capital of approximately $670,000 and $1,173,000 in the three and six months ended June 30, 2004, respectively, resulting from subsequent employee stock sales.



3.    INVENTORIES

            The components of inventories are:

                                        June 30,     December 31,
(In thousands)                           2004           2003
--------------                           ----           ----
Raw materials and component parts ..   $   8,387      $   7,947
Finished goods .....................         295            114
                                       ---------      ---------
                                       $   8,682      $   8,061
                                       =========      =========

4.    ACCRUED PRODUCT WARRANTY LIABILITY

            The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2004 and 2003.

                                            Three months ended       Six months ended
                                                 June 30,                June 30,
                                                 --------                --------
(In thousands)                               2004        2003        2004        2003
--------------                               ----        ----        ----        ----
Balance, beginning of period ............   $ 527       $ 625       $ 495       $ 644
Additions related to warranties issued ..     130          80         305         195
Warranty costs incurred .................    (141)       (104)       (284)       (238)
                                            -----       -----       -----       -----
Balance, end of period ..................   $ 516       $ 601       $ 516       $ 601
                                            =====       =====       =====       =====

            Approximately $145,000 and $169,000 of the accrued product warranty liability are classified as other long-term liabilities at June 30, 2004 and December 31, 2003, respectively. The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheet.


5.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

            In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses relating to the consolidation. The remaining accrued restructuring balance relates to lease and other occupancy costs related to our Wallingford facility

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING (CONTINUED)

            The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2004 and 2003.

                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                                 --------                   --------
(In thousands)                             2004          2003          2004          2003
--------------                             ----          ----          ----          ----
Accrual balance, beginning of period ...  $ 1,994       $ 1,365       $ 2,125       $ 1,718
Business consolidation and
  restructuring expenses ...............       --            --            --            --
Cash payments ..........................      (90)         (139)         (221)         (492)
                                          -------       -------       -------       -------
Accrual balance, end of period .........  $ 1,904       $ 1,226       $ 1,904       $ 1,226
                                          =======       =======       =======       =======

            At June 30, 2004 and December 31, 2003, approximately $1,424,000 and $1,645,000, respectively, of the restructuring accrual was classified within long-term liabilities. This represents the portion of non-cancelable lease and other costs expected to be paid beyond one year.

6.    PATENT LICENSE FEES

      During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we will pay the royalty for past usage in full by the first quarter of 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.


7.    EARNINGS PER SHARE

            Beginning this quarter, the Company applies the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. This guidance impacted the calculation of earnings per share for the three and six months ended June 30, 2004 and also requires retroactive restatement of earnings per share presented for the three and six months ended June 30, 2003.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.    EARNINGS PER SHARE (CONT)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                              2004           2003           2004           2003
                                                              ----           ----           ----           ----
      BASIC EARNINGS PER SHARE:
      Net income ........................................   $  1,465       $    787       $  2,807       $    589
      Dividends and accretion charges on
         preferred stock ................................        (21)           (89)          (111)          (179)
      Earnings allocation to preferred shareholders .....        (23)           (57)          (118)           (43)
                                                            --------       --------       --------       --------
      Net income available to common shareholders .......   $  1,421       $    641       $  2,578       $    367
                                                            ========       ========       ========       ========

      Weighted average common shares outstanding ........      9,620          8,606          9,292          8,559
      Basic earnings per share - common stock ...........   $   0.15       $   0.07       $   0.28       $   0.04
      Basic earnings per share - preferred stock ........         --       $   0.02       $   0.02       $   0.03

      DILUTED EARNINGS PER SHARE:
      Net income available to common shareholders .......   $  1,421       $    641       $  2,578       $    367
                                                            ========       ========       ========       ========

      Weighted average common shares outstanding ........      9,620          8,606          9,292          8,559
      Dilutive effect of outstanding options and
        restricted stock as determined by the treasury
        stock method ....................................        827            464            841            286
                                                            --------       --------       --------       --------
      Shares used in per share calculation ..............     10,447          9,070         10,133          8,845
      Diluted earnings per share - common stock .........   $   0.14       $   0.07       $   0.25       $   0.04
      Diluted earnings per share - preferred stock ......         --       $   0.02       $   0.02       $   0.03

            For the three months and six months ended June 30, 2004 and 2003, earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which was converted into 666,665 shares of common stock, partly on April 20 and the remainder on April 26,
      2004), as the effect would have been anti-dilutive.

8.    SIGNIFICANT TRANSACTIONS

            In April 2004, all holders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total of 666,665 new shares of common stock were issued. As a result, we paid approximately $17,000 of cash dividends to the preferred shareholders through the date of the conversion, and no future dividend payments are required.

            On June 18, 2004, we filed a registration statement on Form S-3 to register 666,665 shares of common stock for offer and sale from time to time by our former preferred shareholders. We will not receive any proceeds from sales of common stock by the selling shareholders. We also recorded issuance costs of $52,000 related to the conversion and registration as a decrease in Additional Paid-In Capital.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                  Three months ended        Three months ended              Change
(In thousands)                      June 30, 2004             June 30, 2003             $             %
--------------                      -------------             -------------             -             -
Point of sale  and  banking ..   $ 6,275        42.7%      $ 4,808        35.9%      $ 1,467         30.5%
Gaming and lottery ...........     8,419        57.3%        8,570        64.1%         (151)        (1.8%)
                                 -------       -----       -------       -----       -------
                                 $14,694       100.0%      $13,378       100.0%      $ 1,316          9.8%
                                 =======       =====       =======       =====       =======

International * ..............   $ 1,375         9.4%      $ 1,318         9.9%      $    57          4.3%
                                 =======       =====       =======       =====       =======

      * International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales by product type for the current and prior year's quarter were as follows:

                                   Three months ended       Three months ended             Change
(In thousands)                        June 30, 2004           June 30, 2003             $            %
                                      -------------           -------------             -            -
Printers - POS and banking .....   $ 4,623       31.5%      $ 3,141       23.4%      $ 1,482        47.2%
Printers - Gaming and lottery ..     7,674       52.2%        7,967       59.6%         (293)       (3.7%)
                                   -------      -----       -------      -----       -------         ---
  Subtotal - printers ..........    12,297       83.7%       11,108       83.0%        1,189        10.7%
Services and consumables .......     2,397       16.3%        2,270       17.0%          127         5.6%
                                   -------      -----       -------      -----       -------
  Total net sales ..............   $14,694      100.0%      $13,378      100.0%      $ 1,316         9.8%
                                   =======      =====       =======      =====       =======

Net sales for the second quarter of 2004 increased $1,316,000, or 10%, from the same period last year due to significantly higher printer shipments (an increase of approximately $1,482,000, or 47%) into our point of sale and banking ("POS") market, in part offset by slightly lower shipments (a decrease of approximately $293,000, or 4%) into our gaming and lottery market. Sales of our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), also increased by $127,000, or 6%, as our installed base of printers grows and we continue to aggressively pursue these sales. Overall, international sales increased by $57,000, or 4%.

POINT OF SALE AND BANKING:
Sales of our POS products worldwide increased approximately $1,467,000, or 31%.

                     Three months ended      Three months ended            Change
(In thousands)         June 30, 2004           June 30, 2003            $             %
--------------         -------------           -------------            -             -
Domestic ........  $5,275          84.1%    $3,881          80.7%    $1,394         35.9%
International ...   1,000          15.9%       927          19.3%        73          7.9%
                   ------         -----     ------         -----     ------
                   $6,275         100.0%    $4,808         100.0%    $1,467         30.5%
                   ======         =====     ======         =====     ======

Domestic POS revenue increased to $5,275,000, representing a $1,394,000, or 36%, increase from the second quarter of 2003, due largely to significantly higher sales of our POSjet(R) and Bankjet(R) lines of inkjet printers, and increasing sales of our recently launched iTherm(TM)280 thermal printer. Sales of our POSjet(R) line of inkjet printers increased by approximately 182% in the second quarter of 2004 compared to the second quarter of 2003. The increase is largely attributable to shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. In addition, we reported higher service, spare parts and consumables revenue in the second quarter of 2004 compared to the second quarter of 2003.

International POS product shipments increased by approximately $73,000, or 8%, to $1,000,000, due primarily to higher service, spare parts and consumables revenue.

We expect sales into the POS market for the third quarter of 2004 to be somewhat lower than those reported for the second quarter of 2004 and the third quarter of 2003, due primarily to the substantial completion of shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. Sales of our banking printers are project-oriented and will vary from quarter to quarter based on the number and size of projects, and the timing of installation of our printers. Based on shipments made through the second quarter, we have substantially met our annual expectation of sales of our banking printers for 2004. We are currently pursuing new opportunities for sales of our Bankjet(R) lines of inkjet printers for shipment in 2005.

GAMING AND LOTTERY:
Sales of our gaming and lottery products decreased by $151,000, or 2%, from the second quarter a year ago, primarily due to a shift in timing of orders for lottery printers from GTECH from the second quarter of 2004 to the fourth quarter of 2004 and the first quarter of 2005.

                    Three months ended       Three months ended             Change
(In thousands)         June 30, 2004           June 30, 2003             $             %
--------------         -------------           -------------             -             -
Domestic ........  $8,044          95.5%    $8,179          95.4%     $ (135)        (1.7%)
International ...     375           4.5%       391           4.6%        (16)        (4.1%)
                   ------         -----     ------         -----      ------
                   $8,419         100.0%    $8,570         100.0%     $ (151)        (1.8%)
                   ======         =====     ======         =====      ======

                 Three months ended       Three months ended              Change
(In thousands)     June 30, 2004            June 30, 2003             $              %
                   -------------            -------------             -              -
Gaming ........  $ 6,520      77.4%    $ 5,227          61.0%     $ 1,293          24.7%
Lottery .......    1,899      22.6%      3,343          39.0%      (1,444)        (43.2%)
                 -------     -----     -------         -----      -------
                 $ 8,419     100.0%    $ 8,570         100.0%     $  (151)         (1.8%)
                 =======     =====     =======         =====      =======

Sales of our gaming products, which include video lottery terminal ("VLT") printers and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased by approximately $1,293,000, or 25%, to $6,520,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"). Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase during the remainder of 2004 compared to the comparable period in 2003, as more casinos are expected to convert to TITO slot machines. Also, due to state government budget shortfalls, many states have approved or are considering VLT initiatives as a means of raising revenue. As a result, we also expect sales of our VLT printers to increase during the remainder of 2004 compared to the comparable period in 2003.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact and thermal on-line lottery printers, and spare parts revenue, decreased by $1,444,000 to approximately $1,899,000, or 13% of net sales, in the second quarter of 2004, compared to $3,343,000, or 25% of net sales, in the second quarter of 2003, primarily due to a shift in timing of orders for thermal lottery printers from GTECH from the second quarter of 2004 to the fourth quarter of 2004 and the first quarter of 2005.

In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. As of June 30, 2004, we have received orders from GTECH for approximately $3.1 million of these thermal printers that we expect to ship over the remaining six months of 2004, although in higher volumes during the fourth quarter than in the third quarter, as GTECH shifted a significant portion of its forecast for thermal lottery printers from the second and third quarters of 2004 into the fourth quarter. Despite this shift by GTECH, we still anticipate receiving orders from GTECH for additional thermal on-line lottery printers for delivery in 2004.

We also received orders from GTECH for approximately $2.0 million of our legacy impact on-line lottery printer for shipment during the second and third quarters of 2004. We shipped approximately $700,000 of these orders during the second quarter of 2004, and expect to ship the remaining $1.3 million during the third quarter of 2004. We do not expect any further shipments of impact on-line lottery printers beyond 2004, as GTECH has substantially replaced our legacy impact on-line lottery printer with our newly designed thermal on-line lottery printer.

See the table below for an analysis of revenues from GTECH:

                                                          Three months ended
      (In thousands, except %)                                 June 30,
                                                           2004        2003
                                                          ------      ------
      Impact on-line lottery printers and spare parts     $1,233      $  350
      Thermal on-line lottery printers                       666       2,993
                                                          ------      ------
                                                          $1,899      $3,343
                                                          ======      ======
       % of consolidated net sales                            13%         25%

International sales into the gaming and lottery market decreased $16,000, to $375,000 in the second quarter of 2004, in line with our expectations. Although we expect international sales into the gaming and lottery market to remain relatively flat in the third quarter of 2004 compared to the second quarter of 2004, we expect moderate growth in these sales during the fourth quarter of 2004, with more significant growth in 2005 as the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia).

GROSS PROFIT. Gross profit increased $1,405,000, or 33%, and gross margin increased to 38.2% from 31.5%, due primarily to higher dollar volume of sales, a more favorable sales mix, and continued reductions in component costs in the second quarter of 2004 compared to the second quarter of 2003. We expect gross margin for the remainder of 2004 to be consistent with the gross margin reported for the first half of 2004.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services and supplies). Such expenses increased by $3,000, or less than 1%. Such expenses decreased as a percentage of net sales to 3.7% from 4.1%, due primarily to a higher volume of sales in the second quarter of 2004 compared to the second quarter of 2003. We expect engineering and product design development expenses for the third quarter of 2004 to be consistent with those reported in the second quarter of 2004.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses decreased by $46,000, or 4%, due primarily to lower print advertising and other promotional marketing expenses (approximately $40,000) and lower expenses at our UK facility due to a staff reduction (approximately $70,000), offset by higher compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $40,000) and recruitment expenses related to adding sales and marketing staff (approximately $25,000). Selling and marketing expenses decreased as a percentage of net sales to 8.3% from 9.4%, due primarily to higher volume of sales in the second quarter of 2004 compared to the second quarter of 2003. We expect selling and marketing expenses to be slightly higher in the third quarter of 2004 compared to the second quarter of 2004, as we plan to add management level sales and marketing staff to more focus our efforts and continue to grow our sales in each of our markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $444,000, or 40%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff related to our CFO transition plan. In addition, during the second quarter, we expensed approximately $110,000 of costs we incurred in conducting due diligence related to our proposed acquisition of TPG, Inc. as the proposed transaction was terminated. General and administrative expenses increased as a percentage of net sales to 10.6% from 8.4% due primarily to the factors listed above, partly offset by a higher volume of sales in the second quarter of 2004 compared to the second quarter of 2003. We expect general and administrative expenses to continue to increase in the third and fourth quarters of 2004, largely due to professional fees related to compliance with Sarbanes-Oxley. We expect to incur approximately $600,000 to $700,000 of internal (new finance staff) and external expenses directly related to compliance with Sarbanes-Oxley for the full year of 2004.

OPERATING INCOME. During the second quarter of 2004 we reported operating income of $2,288,000, or 15.6% of net sales, compared to $1,284,000, or 9.6% of net sales in the second quarter of 2003. The substantial increase in our operating income and operating margin was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the second quarter of 2004 compared to that of 2003. Although our operating expenses increased by 14% while our sales increased by 10% in the second quarter of 2004 compared to the second quarter of 2003, we still significantly improved our operating margin by 63% to almost 16%. This improvement demonstrates the substantial operating leverage we have in our business that we expect to continue for the remainder of 2004.

INTEREST. Net interest expense decreased to $2,000 from $76,000 in the second quarter of 2003, as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We expect revolving borrowings to remain at zero as we continue to generate cash from operations through the remainder of 2004. During the remainder of 2004, we expect to report net interest income as we expect the interest earned on our cash balances to exceed our interest expense of approximately $10,000 per quarter related to interest on unused borrowings under our revolving credit line. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $823,000 and $395,000 in the second quarter of 2004 and 2003, respectively, at an effective rate of 36.0% and 33.4%, respectively. The lower effective tax rate in the 2003 period reflects a favorable outcome of a state tax audit.

NET INCOME. We reported net income during the second quarter of 2004 of $1,465,000, or $0.14 per diluted share (of preferred and common stock) compared to net income of $787,000, or $0.09 per diluted share (of preferred and common stock) for the second quarter of 2003. Earnings per share has been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. Dividends paid in the second quarter of 2004 were approximately $17,000, and there will be no preferred stock dividend payments beyond the second quarter of 2004, as the preferred stock was converted to common stock in April 2004. See "Subsequent Event" under "Notes to Condensed Consolidated Financial Statements."

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES. Net sales by market for the current and prior year's six month period are as follows:

                            Six months ended  Six months ended      Change
     (In thousands)           June 30, 2004     June 30, 2003       $       %
                            ----------------  ----------------  ----------------
Point of sale and banking   $ 13,160   44.2%  $  9,139   40.8%  $ 4,021    44.0%
Gaming and lottery            16,609   55.8%    13,251   59.2%    3,358    25.3%
                            ----------------  ----------------  -------
                            $ 29,769  100.0%  $ 22,390  100.0%  $ 7,379    33.0%
                            ================  ================  =======

International *             $  2,591    8.7%  $  2,384   10.6%  $   207     8.7%
                            ================  ================  =======

      * International sales do not include sales of printers made to distributors or other domestic customers who in turn ship those printers to international destinations.

Net sales by product type for the current and prior year's quarter were as follows:

                               Six months ended  Six months ended      Change
     (In thousands)             June 30, 2004     June 30, 2003       $      %
                               ----------------  ----------------  -------------
Printers - POS and banking     $  9,629   32.3%  $  5,920   26.4%  $3,709  62.7%
Printers - Gaming and lottery    15,292   51.4%    12,238   54.7%   3,054  25.0%
                               ----------------  ----------------  ------
  Subtotal - printers            24,921   83.7%    18,158   81.1%   6,763  37.2%
Services and consumables          4,848   16.3%     4,232   18.9%     616  14.6%
                               ----------------  ----------------  ------
  Total net sales              $ 29,769  100.0%  $ 22,390  100.0%  $7,379  33.0%
                               ================  ================  ======

Net sales for the first half of 2004 increased $7,379,000, or 33%, from the prior year's first half due to significantly higher printer shipments (approximately $6,763,000, or 37%) into both our gaming and lottery market and POS and banking market. Sales of our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), also increased by $616,000, or 15%, as our installed base of printers grows and we continue to aggressively pursue these sales. Overall, international sales increased by $207,000, or 9%, due primarily to higher international shipments of our gaming printers.

POINT OF SALE AND BANKING:

Sales of our POS products worldwide increased approximately $4,021,000, or 44%.

                      Six months ended   Six months ended           Change
(In thousands)          June 30, 2004      June 30, 2003          $        %
                      ----------------   ----------------     -----------------
Domestic              $11,240    85.4%   $ 7,150    78.2%     $ 4,090    57.2%
International           1,920    14.6%     1,989    21.8%         (69)   (3.5%)
                      ----------------   ----------------     --------
                      $13,160   100.0%   $ 9,139   100.0%     $ 4,021    44.0%
                      ================   ================     ========

Domestic POS printer sales increased to $11,240,000, representing a $4,090,000, or 57%, increase from the first half of 2003, due primarily to significantly higher sales of our POSjet(R) and Bankjet(R) lines of inkjet printers. Sales of our POSjet(R) line of inkjet printers increased by approximately 300% in the first half of 2004 compared to the first half of 2003. The increase is largely attributable to shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. In addition, we reported higher service, spare parts and consumables revenue in the first half of 2004 compared to the first half of 2003.

International POS product shipments decreased by approximately $69,000, or 4%, to $1,920,000, due primarily to lower sales of our printers through our network of international distributors (primarily in Europe and Latin America), somewhat offset by higher service, spare parts and consumables revenue

We expect sales into the POS market for the third quarter of 2004 to be somewhat lower than those reported for the second quarter of 2004 and the third quarter of 2003, due primarily to the substantial completion of shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. Sales of our banking printers are project-oriented and will vary from quarter to quarter based on the number and size of projects, and the timing of installation of our printers. Based on shipments made through the second quarter, we have substantially met our annual expectation of sales of our banking printers for 2004. We are currently pursuing new opportunities for sales of our Bankjet(R) lines of inkjet printers for shipment in 2005.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $3,358,000, or 25%, from the first half of 2003, primarily due to significantly higher shipments of our slot machine printers, somewhat offset by lower printer shipments of on-line lottery printers to GTECH.

                   Six months ended    Six months ended           Change
(In thousands)       June 30, 2004       June 30, 2003        $            %
                   ----------------    ----------------   --------------------
Domestic           $ 15,938   96.0%    $ 12,856   97.0%   $  3,082       24.0%
International           671    4.0%         395    3.0%        276       69.9%
                   ----------------    ----------------   ---------
                   $ 16,609  100.0%    $ 13,251  100.0%   $  3,358       25.3%
                   ================    ================   =========

                   Six months ended    Six months ended           Change
(In thousands)       June 30, 2004       June 30, 2003        $            %
                   ----------------    ----------------   --------------------
Gaming             $ 13,170   79.3%    $  9,156   69.1%   $  4,014       43.8%
Lottery               3,439   20.7%       4,095   30.9%       (656)     (16.0%)
                   ----------------    ----------------   ---------
                   $ 16,609  100.0%    $ 13,251  100.0%   $  3,358       25.3%
                   ================    ================   =========

Sales of our gaming products, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $4,014,000, or 44%. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"). Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase during the remainder of 2004 compared to 2003, as more casinos are expected to convert to TITO slot machines. Also, due to state government budget shortfalls, many states have approved or are considering VLT initiatives as a means of raising revenue. As a result, we also expect sales of our VLT printers to increase during the remainder of 2004 compared to 2003.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which included impact and thermal on-line lottery printers, and spare parts revenue, decreased by $656,000 to approximately $3,439,000, or 12% of net sales, in the first half of 2004, compared to $4,095,000, or 18% of net sales, in the first half of 2003, primarily due to a shift in timing of orders for thermal lottery printers from GTECH from the second quarter of 2004 to the fourth quarter of 2004 and the first quarter of 2005.

In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. As of June 30, 2004, we have received orders from GTECH for approximately $3.1 million of these thermal printers that we expect to ship over the remaining six months of 2004, although in higher volumes during the fourth quarter than in the third quarter, as GTECH shifted a significant portion of its forecast for thermal lottery printers from the second and third quarters of 2004 into the fourth quarter. Despite this shift by GTECH, we still anticipate receiving orders from GTECH for additional thermal on-line lottery printers for delivery in 2004.

We also received orders from GTECH for approximately $2.0 million of our legacy impact on-line lottery printer for shipment during the second and third quarters of 2004. We shipped approximately $700,000 of these orders during the second quarter of 2004, and expect to ship the remaining $1.3 million during the third quarter of 2004. We do not expect any further shipments of impact on-line lottery printers beyond 2004, as GTECH has substantially replaced our legacy impact on-line lottery printer with our newly designed thermal on-line lottery printer.

See the table below for an analysis of revenues from GTECH.

                                                          Six months ended
      (In thousands, except %)                                June 30,
                                                          2004       2003
                                                        --------   --------
      Impact on-line lottery printers and spare parts   $ 1,559    $ 1,097

      Thermal on-line lottery printers                    1,880      2,998
                                                        --------   --------
                                                        $ 3,439    $ 4,095
                                                        ========   ========
       % of consolidated net sales                           12%        18%

International sales into the gaming and lottery market increased $276,000, or 70%, to $671,000 in the first half of 2004. This increase is the result of our decision to expand the distribution and sales of our gaming printers outside of the United States (primarily in Europe and Australia). As such, we expect international sales of our gaming printers to steadily grow in 2004, with more significant growth in 2005.

GROSS PROFIT. Gross profit increased $4,382,000, or 66%, and gross margin increased to 37.1% from 29.7%, due primarily to higher volume of sales, a more favorable sales mix, and continued reductions in component costs in the first half of 2004 compared to the first half of 2003. We expect gross margin for the remainder of 2004 to be consistent with the gross margin reported for the first half of 2004.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $55,000, or 5%, due primarily to higher compensation and related expenses. Such expenses decreased as a percentage of net sales to 3.9% from 4.9%, due primarily to a higher volume of sales in the first half of 2004 compared to the first half of 2003. We expect engineering and product design development expenses for the second half of 2004 to be consistent with those reported in the first half of 2004.

SELLING AND MARKETING. Selling and marketing expenses increased by $272,000, or 12%, due primarily to higher (1) sales commissions resulting from higher sales in the first half of 2004 compared to the first half of 2003 (approximately $22,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $225,000) and (3) recruitment expenses related to adding sales and marketing staff (approximately $151,000). Such increases were partially offset by lower print advertising and other promotional marketing expenses (approximately $40,000) and lower expenses at our UK facility due to a staff reduction (approximately $70,000). Selling and marketing expenses decreased as a percentage of net sales to 8.7% from 10.3%, due primarily to higher volume of sales in the first half of 2004 compared to the first half of 2003. We expect selling and marketing expenses to be slightly higher in the third quarter of 2004 compared to the second quarter of 2004, as we plan to add management level sales and marketing staff to more focus our efforts and continue to grow our sales in each of our markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $677,000, or 31%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff related to our CFO transition plan. In addition, during the second quarter, we expensed approximately $110,000 of costs we incurred in conducting due diligence related to our proposed acquisition of TPG, Inc., as the proposed transaction was terminated. General and administrative expenses decreased as a percentage of net sales to 9.7% from 9.9% due primarily to the factors listed above, partly offset by a higher volume of sales in the second quarter of 2004 compared to the second quarter of 2003. We expect general and administrative expenses to continue to increase in the third and fourth quarters of 2004, largely due to professional fees related to compliance with Sarbanes-Oxley. We expect to incur approximately $600,000 to $700,000 of internal (new finance staff) and external expenses directly related to compliance with Sarbanes-Oxley for the full year of 2004.

OPERATING INCOME. During the first half of 2004 we reported operating income of $4,398,000, or 14.8% of net sales, compared to $1,020,000, or 4.6% of net sales, in the first half of 2003. The significant increase in our operating income and operating margin was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the first half of 2004 compared to the same period of 2003. Although sales increased by 33% in the first half of 2004 compared to the first half of 2003, operating expenses only increased 18%, which provided substantial operating leverage that we expect to continue for the remainder of 2004.

INTEREST. Net interest expense decreased to $12,000 from $122,000 in the first half of 2003 as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We expect revolving borrowings to remain at zero as we continue to generate cash from operations through the remainder of 2004. During the remainder of 2004, we expect to report net interest income as we expect the interest earned on our cash balances to exceed our interest expense of approximately $10,000 per quarter related to interest on unused borrowings under our revolving credit line. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $1,578,000 and $283,000 in the first half of 2004 and 2003, respectively, at an effective rate of 36.0% and 32.5%, respectively. The lower effective tax rate in the 2003 period reflects a favorable outcome of a state tax audit.

NET INCOME. We reported net income during the first half of 2004 of $2,807,000, or $0.27 per diluted share (of preferred and common stock) compared to net income of $589,000, or $0.07 per diluted share (of preferred and common stock) for the first half of 2003. Earnings per share has been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. Dividends paid in the first half of 2004 were approximately $86,000 and there will be no dividends beyond the first half of 2004, as the preferred stock was converted to common stock in April 2004. See "Subsequent Event" under "Notes to Condensed Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first half of 2004, we significantly improved our operating results, including cash flows, compared to 2003. We repaid our remaining outstanding debt in January 2004 and ended the quarter with approximately $5.0 million in cash. Looking forward, we expect to generate approximately $6 to $8 million in cash from operations during 2004 and have between $6 and $8 million of cash on our balance sheet at the end of 2004. We also expect to earn interest income on our available cash balance throughout 2004.

Operating activities: The following significant factors affected our cash provided by operations of $4,693,000 in the first half of 2004:

      -     We reported net income of $2,807,000

      - We recorded depreciation, amortization and non-cash compensation expense of $964,000

      - Accounts receivable decreased by $679,000 due to timing of sales during the quarter

      - Inventories increased by $621,000, as we prepared for our expected higher sales volume in 2004

      - Other current assets decreased by $260,000 due primarily to receipts of federal and state tax refunds in the first quarter of 2004

      - Accrued liabilities and other liabilities increased by $742,000, primarily due to an increase in income taxes payable resulting from the tax provision recorded in the first half of 2004, largely offset by payments of patent license fees to Seiko Epson

      - Accrued restructuring expenses decreased by $221,000 due to payments made for lease obligation costs

During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we paid $525,000 of the royalty in the second quarter of 2004, and will pay the remaining $375,000 in the first quarter of 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

As of June 30, 2004 and December 31, 2003, our restructuring accrual amounted to $1,904,000 and $2,125,000, respectively. We expect to pay approximately $480,000 of these expenses per year from 2004 through 2007, and the remaining $74,000 in 2008. These payments from 2004 through 2008 relate primarily to lease obligation costs for our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $447,000 and $872,000 in the first half of 2004 and 2003, respectively. Expenditures in 2004 primarily included new product tooling and computer hardware and software. We expect capital expenditures for the full year 2004 to be approximately $1,500,000, primarily for tooling for new products and enhanced versions of our existing products.

Financing activities: We generated approximately $263,000 from financing activities during the first six months of 2004, largely due to proceeds from stock option exercises (approximately $826,000), largely offset by the repayment of our term loan (approximately $420,000) and payments of cash dividends on our preferred stock (approximately $91,000).

WORKING CAPITAL

Our working capital increased to $15,668,000 at June 30, 2004 from $11,787,000 at December 31, 2003. The current ratio also increased to 2.74 to 1 at June 30, 2004 from 2.36 to 1 at December 31, 2003. The increase in both working capital and the current ratio was due largely to higher cash and cash equivalents ($4,513,000) and higher inventories ($621,000) somewhat offset by lower receivables ($679,000) compared to December 31, 2003.

DEFERRED TAXES

As of June 30, 2004, we had a net deferred tax asset of approximately $3,024,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.4 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%, which is included in interest expense. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve. Concurrent with the signing of the Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility.

As of June 30, 2004, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $11,500,000 at June 30, 2004. However, our maximum additional available borrowings under the facility were limited to approximately $8,100,000 at June 30, 2004 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the Banknorth Credit Facility at June 30, 2004.

PREFERRED STOCK

In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends per quarter. We also recorded non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock was convertible at any time by the holders at a conversion price of $6.00 per common share. In April 2004, all holders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total 666,665 new shares of common stock were issued. As a result, we paid approximately $17,000 of cash dividends in the second quarter of 2004. No future dividend payments are required beyond the second quarter of 2004. The conversion will result in a cash savings of approximately $280,000 annually, as we will no longer pay dividends previously required under the terms of the preferred stock. See Note 8 to the Condensed Consolidated Financial Statements.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $8,711,000 to $19,058,000 at June 30, 2004 from $10,347,000 at December 31, 2003. The increase was primarily due to the following for the six months ended June 30, 2004: (1) the conversion by our preferred shareholders of all shares of their preferred stock into common stock ($3,922,000), (2) net income of $2,807,000, less cash dividends on our preferred stock of $91,000, (3) proceeds of approximately $826,000 from the issuance of approximately 179,000 shares of common stock from stock option and warrant exercises, (4) an increase in additional paid in capital of approximately ($1,173,000) resulting from the recording of a deferred tax asset from the sale of employee stock from stock option exercises, and (5) compensation expense related to restricted stock grants of $142,000.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three or six months ended June 30, 2004.

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures and meet our liquidity requirements through at least December 31, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, during the period covered by this report.

                         PART II. OTHER INFORMATION

ITEM 5.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders on May 26, 2004. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions, are as follows:

            (1) To consider and act upon a proposal to elect one Director to serve until the 2007 Annual Meeting of Stockholders or until the Director's successor has been duly elected and qualified. Nominee was Graham Y. Tanaka. Votes cast were as follows (counting the votes of common stock and Series B Preferred Stock together as a single class):

                                           For         Withheld
                     Graham Y. Tanaka   9,008,321      178,655

            (2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2004. Votes cast were as follows (counting the votes of common stock and Series B Preferred Stock together as a single class): 9,147,331 shares for; 38,771 shares against; and 874 shares abstained.

            The following directors continue to serve until the Annual Meeting of Stockholders in the year 2005 or until their successors have been duly elected and qualified: Bart C. Shuldman and Thomas R. Schwarz.

            The following director continues to serve until the Annual Meeting of Stockholders in the year 2006 or until the director's successor has been duly elected and qualified: Charles A. Dill.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits filed herein

                  Exhibit 10.28 License Agreement between Seiko Epson Corporation and TransAct Technologies Incorporated dated May 17, 2004. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

            b.    Reports on Form 8-K

                  1. A report on Form 8-K was furnished on May 3, 2004 to report under Items 7 and 12 a press release announcing the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)



August 12, 2004                     /s/ Steven A. DeMartino
                                    --------------------------------------------
                                    Steven A. DeMartino
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT LIST

The following exhibits are filed herewith.


           Exhibit

           10.28 License Agreement between Seiko Epson Corporation and TransAct Technologies Incorporated dated May 17, 2004. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

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