Form 10-Q
period 2004-09-30
TRANSACT TECHNOLOGIES INC
filed 2004-11-15
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:__________to:____________
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

                                 Not applicable
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report.)

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
                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING OCTOBER 31, 2004
-----                                               ----------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         9,983,637

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                                                             Page No.
                                                                                                             --------
PART I.      Financial Information:
   Item 1    Financial Statements (unaudited)

             Condensed consolidated balance sheets as of September 30, 2004 and
             December 31, 2003                                                                                  3

             Condensed consolidated statements of income for the three and nine
             months ended September 30, 2004 and 2003                                                           4

             Condensed consolidated statements of cash flow for the nine months
             ended September 30, 2004 and 2003                                                                  5

             Notes to condensed consolidated financial statements                                               6

   Item 2    Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                      11

   Item 4    Controls and Procedures                                                                            20

PART II.     Other Information:

   Item 5    Subsequent Event                                                                                   20

   Item 6    Exhibits                                                                                           21

   Signatures                                                                                                   22

   Certifications                                                                                               24

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,                December 31,
(In thousands)                                                                      2004                        2003
                                                                               -------------                -------------
ASSETS:
Current assets:
   Cash and cash equivalents                                                   $       6,343                $         498
   Receivables, net                                                                    9,316                        9,074
   Inventories                                                                         8,545                        8,061
   Deferred tax assets                                                                 2,438                        2,340
   Other current assets                                                                  375                          509
                                                                               -------------                -------------
      Total current assets                                                            27,017                       20,482
                                                                               -------------                -------------
Fixed assets, net                                                                      3,239                        3,607
Goodwill                                                                               1,469                        1,469
Deferred tax assets                                                                        -                          684
Other assets                                                                              98                          119
                                                                               -------------                -------------
                                                                                       4,806                        5,879
                                                                               -------------                -------------
Total assets                                                                   $      31,823                $      26,361
                                                                               =============                =============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                                $           -                $          90
   Accounts payable                                                                    3,680                        3,288
   Accrued liabilities                                                                 2,662                        2,892
   Accrued restructuring expenses                                                        480                          480
   Accrued patent license fees                                                           413                          408
   Deferred revenue, current portion                                                   1,078                        1,537
                                                                               -------------                -------------
      Total current liabilities                                                        8,313                        8,695
                                                                               -------------                -------------
Long-term portion of term loan                                                             -                          330
Long-term portion of accrued restructuring                                             1,312                        1,645
Long-term portion of accrued patent license fees                                           -                          750
Other long-term liabilities                                                              725                          692
                                                                               -------------                -------------
                                                                                       2,037                        3,417
                                                                               -------------                -------------
   Total liabilities                                                                  10,350                       12,112
                                                                               -------------                -------------

Redeemable convertible preferred stock                                                     -                        3,902
                                                                               -------------                -------------
Shareholders' equity:
   Common stock                                                                           69                           60
   Additional paid-in capital                                                         16,417                        8,441
   Retained earnings                                                                   6,086                        1,769
   Unamortized restricted stock compensation                                          (1,206)                         (30)
   Accumulated other comprehensive income                                                107                          107
                                                                               -------------                -------------
      Total shareholders' equity                                                      21,473                       10,347
                                                                               -------------                -------------
Total liabilities and shareholders' equity                                     $      31,823                $      26,361
                                                                               =============                =============

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
(In thousands, except per share data)               2004                     2003               2004              2003
                                                ------------             ------------        ------------     ------------
Net sales                                       $     15,482             $     15,048        $     45,251     $     37,438
Cost of sales                                          9,585                   10,229              28,319           25,966
                                                ------------             ------------        ------------     ------------
Gross profit                                           5,897                    4,819              16,932           11,472
                                                ------------             ------------        ------------     ------------
Operating expenses:
   Engineering, design and product
      development                                        643                      550               1,805            1,657
   Selling and marketing                               1,254                    1,194               3,834            3,502
   General and administrative                          1,528                    1,098               4,423            3,316
                                                ------------             ------------        ------------     ------------
                                                       3,425                    2,842              10,062            8,475
                                                ------------             ------------        ------------     ------------
Operating income                                       2,472                    1,977               6,870            2,997
                                                ------------             ------------        ------------     ------------
Interest and other income (expense):
   Interest, net                                           4                      (61)                 (8)            (183)
   Write-off of deferred financing costs                   -                     (103)                  -             (103)
   Other, net                                              4                      (32)                  3              (58)
                                                ------------             ------------        ------------     ------------
                                                           8                     (196)                 (5)            (344)
                                                ------------             ------------        ------------     ------------
Income before income taxes                             2,480                    1,781               6,865            2,653
Income tax provision                                     855                      641               2,433              924
                                                ------------             ------------        ------------     ------------
Net income                                      $      1,625             $      1,140        $      4,432     $      1,729
                                                ============             ============        ============     ============
Net income available to common shareholders     $      1,625             $        976        $      4,201     $      1,355

Net income per common share:
      Basic                                     $       0.16             $       0.11        $       0.44     $       0.16
      Diluted                                   $       0.15             $       0.10        $       0.41     $       0.15

Shares used in per share calculation
      Basic                                            9,853                    8,745               9,483            8,621
      Diluted                                         10,556                    9,482              10,278            9,086


           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
(In thousands)                                                                     2004                  2003
                                                                                -----------           ----------
Cash flows from operating activities:
   Net income                                                                   $     4,432           $    1,729
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Non-cash compensation expense                                                  224                   53
         Write-off of deferred financing costs                                            -                  103
         Depreciation and amortization                                                1,237                1,278
         Deferred income taxes                                                          667                  879
         Gain on sale of equipment                                                        -                   (1)
         Changes in operating assets and liabilities:
            Receivables                                                                (242)              (3,391)
            Inventories                                                                (484)                (106)
            Other current assets                                                        134                  (43)
            Other assets                                                                  2                   11
            Accounts payable                                                            392                  (29)
            Accrued liabilities and other liabilities                                   139                  646
            Accrued restructuring expenses                                             (333)                (611)
                                                                                -----------           ----------
               Net cash provided by operating activities                              6,168                  518
                                                                                -----------           ----------
Cash flows from investing activities:
   Purchases of fixed assets                                                           (850)              (1,156)
   Proceeds from sale of fixed assets                                                     -                    1
   Repayment of loan receivable from officer                                              -                  330
                                                                                -----------           ----------
      Net cash used in investing activities                                            (850)                (825)
                                                                                -----------           ----------
Cash flows from financing activities:
   Revolving bank loan borrowings, net                                                    -                 (632)
   Term loan (repayments) borrowings, net                                              (420)                  93
   Proceeds from option and warrant exercises, and from issuance
      of shares under the Employee Stock Purchase Plan                                1,112                  601
   Payment of cash dividends                                                            (91)                (210)
   Payment of expenses related to preferred stock conversion and
      registration of common stock                                                      (74)                   -
                                                                                -----------           ----------
         Net cash provided by (used in) financing activities                            527                 (148)
                                                                                -----------           ----------
Effect of exchange rate changes                                                           -                   33
                                                                                -----------           ----------
Increase (decrease) in cash and cash equivalents                                      5,845                 (422)
Cash and cash equivalents at beginning of period                                        498                  902
                                                                                -----------           ----------
Cash and cash equivalents at end of period                                      $     6,343           $      480
                                                                                ===========           ==========

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

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly TransAct's financial position as of September 30, 2004, the results of our operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003. The December 31, 2003 condensed consolidated balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K.

            The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income. Transaction gains and losses are included in other income.

            The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

            On March 4, 2004, we announced that our Board of Directors approved a three-for-two stock split of our common stock to be effected in the form of a 50 percent stock dividend. The additional shares were payable April 2, 2004 to shareholders of record at the close of business on March 17, 2004. As a result of the stock dividend, all shareholders of record received one additional share of common stock for every two shares of common stock held on the record date, and cash instead of any fractional shares. All share and per share amounts within the accompanying condensed consolidated financial statements and footnotes reflect the stock split on a retroactive basis.

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

            During the three and nine months ending September 30, 2004, we granted 3,000 and 81,000 shares of restricted stock, respectively, to key employees under the 1996 Stock Plan. Deferred compensation of $61,000 and $1,400,000 was recorded with respect to these grants in the three and nine months ended September 30, 2004, respectively, and will be recognized into expense over the vesting period (between one and five years).

            The following table illustrates the effect on net income, compensation expense and net income per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans. For the 2003 periods presented, stock-based compensation expense determined under the fair value method has been adjusted to properly reflect related tax effects.

                                                        Three months ended                       Nine months ended
                                                           September 30,                            September 30,
(In thousands, except per share data)              2004                  2003               2004                  2003
                                                 -----------          ----------         -----------           -----------
Net income available to common
   shareholders:
   Net income available to common
      shareholders, as reported                  $     1,625          $      976         $     4,201           $     1,355
   Add: Stock-based compensation expense
      included in reported net income,
      net of tax                                          53                   9                 143                    34
   Deduct: Stock-based compensation expense
      determined under fair value based method
      for all awards, net of tax                        (148)               (192)               (233)                 (450)
                                                 -----------          ----------         -----------           -----------
   Pro forma net income available to common
       Shareholders                              $     1,530          $      793         $     4,111           $       939
                                                 ===========          ==========         ===========           ===========
Net income per common share:
   Basic:
          As reported                            $      0.16          $     0.11         $      0.44           $      0.16
          Pro forma                              $      0.16          $     0.09         $      0.43           $      0.11
   Diluted:
          As reported                            $      0.15          $     0.10         $      0.41           $      0.15
          Pro forma                              $      0.14          $     0.08         $      0.40           $      0.10

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION (CONT)

            During the three and nine months ended September 30, 2004, we received cash proceeds of approximately $286,000 and $1,085,000, respectively, from the issuance of approximately 70,000 and 227,000 shares of common stock resulting from stock option and warrant exercises. We also recorded a related tax benefit that was credited to Additional Paid-In Capital of approximately $459,000 and $1,635,000 in the three and nine months ended September 30, 2004, respectively, resulting from subsequent employee stock sales.

3.    INVENTORIES

            The components of inventories are:

                                                                       September 30,                 December 31,
(In thousands)                                                              2004                         2003
                                                                       -------------                 -------------

Raw materials and component parts                                      $       8,311                 $       7,947
Finished goods                                                                   234                           114
                                                                       -------------                 -------------
                                                                       $       8,545                 $       8,061
                                                                       =============                 =============

4.    ACCRUED PRODUCT WARRANTY LIABILITY

            The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2004 and 2003.

                                                Three months ended                           Nine months ended
                                                   September 30,                               September 30,
 (In thousands)                              2004                 2003                  2004                 2003
                                         -----------            --------              --------             --------
Balance, beginning of period             $       516            $    601              $    495             $    644
Additions related to warranties issued           100                 125                   405                  320
Warranty costs incurred                          (78)               (166)                 (362)                (404)
                                         -----------            --------              --------             --------
Balance, end of period                   $       538            $    560              $    538             $    560
                                         ===========            ========              ========             ========

            Approximately $134,000 and $169,000 of the accrued product warranty liability are classified as other long-term liabilities at September 30, 2004 and December 31, 2003, respectively. The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheet.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.    ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

            In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses relating to the consolidation. The remaining accrued restructuring balance relates to lease and other occupancy costs related to unused space at our Wallingford facility through the end of the lease term.

            The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2004 and 2003.

                                              Three Months Ended                           Nine Months Ended
                                                September 30,                                 September 30,
(In thousands)                           2004                   2003                  2004                   2003
                                       ---------             -----------           ----------              ----------
Accrual balance, beginning of period   $   1,904             $     1,226           $    2,125              $    1,718
Cash payments                               (112)                   (119)                (333)                   (611)
                                       ---------             -----------           ----------              ----------
Accrual balance, end of period         $   1,792             $     1,107           $    1,792              $    1,107
                                       =========             ===========           ==========              ==========

6.    EARNINGS PER SHARE

            Beginning in the second quarter of 2004, the Company applied the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. This guidance impacted the calculation of earnings per share for the nine months ended September 30, 2004 and also requires retroactive restatement of earnings per share presented for the three and nine months ended September 30, 2003. Because the preferred stock converted in April 2004, there was no impact on earnings per share for the three months ended September 30, 2004.

            Previously reported earnings per share amounts for 2003 have been restated as follows:

                                         Three Months Ended                           Nine Months Ended
                                         September 30, 2003                           September 30, 2003
                               -------------------------------------         -----------------------------------
                                As previously              Restated           As previously           Restated
                               reported, split            for  EITF          reported, split          for EITF
                                  adjusted                   03-6               adjusted                03-6
 (In thousands)                --------------            -----------         ---------------         -----------
Net income available to
 common  shareholders          $        1,050            $       976         $         1,460         $     1,355
Net income per common Share:
   Basic                       $         0.12            $      0.11         $          0.17         $      0.16
   Diluted                     $         0.11            $      0.10         $          0.16         $      0.15


                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6. EARNINGS PER SHARE (CONT)

            For the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003, diluted earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which was converted into 666,665 shares of common stock, partly on April 20 and the remainder on April 26, 2004), as the effect would have been anti-dilutive.

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                           2004                     2003              2004                2003
                                                      -------------             ------------      ------------         ----------
Net income                                            $       1,625             $      1,140      $      4,432         $    1,729
Dividends and accretion charges on
   preferred stock                                                -                      (90)             (111)              (269)

Earnings allocation to preferred shareholders                     -                      (74)             (120)              (105)
                                                      -------------             ------------      ------------         ----------
Net income available to common shareholders           $       1,625             $        976      $      4,201         $    1,355
                                                      =============             ============      ============         ==========
SHARES:

Basic: Weighted average common shares outstanding             9,853                    8,745             9,483              8,621

Add: Dilutive effect of outstanding options,
warrants and restricted stock as determined by the
treasury  stock method                                          703                      737               795                465
                                                      -------------             ------------      ------------         ----------
Diluted: Weighted average common and common
equivalent shares outstanding                                10,556                    9,482            10,278              9,086
                                                      =============             ============      ============         ==========
NET INCOME PER COMMON SHARE:
   Basic                                              $        0.16             $       0.11      $       0.44         $     0.16
   Diluted                                            $        0.15             $       0.10      $       0.41         $     0.15

            Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; availability of third-party components at reasonable prices; and the absence of price wars or other significant pricing pressures affecting our products in the United States and abroad. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. Net sales by market for the current and prior year's quarter were as follows:

                                      Three months ended                   Three months ended                     Change
(In thousands)                        September 30, 2004                   September 30, 2003                $             %
                               ------------------------------        ------------------------------       ---------------------
Point of sale  and  banking    $      5,808              37.5%       $       6,053             40.2%      $ (245)         (4.0%)
Gaming and lottery                    9,674              62.5%               8,995             59.8%         679           7.5%
                               ------------            ------        -------------            -----       ------
                               $     15,482             100.0%       $      15,048            100.0%      $  434           2.9%
                               ============            ======        =============            =====       ======
International *                $      1,658              10.7%       $       1,116              7.4%      $  542          48.6%
                               ============            ======        =============            =====       ======

*International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales by product type for the current and prior year's quarter were as follows:

                                    Three months ended                     Three months ended                      Change
(In thousands)                      September 30, 2004                     September 30, 2003                  $               %
                               ------------------------------        ------------------------------       ------------------------
Printers - POS and banking     $      3,968             25.6%        $       4,326             28.7%      $        (358)     (8.3%)
Printers - Gaming and lottery         8,971             58.0%                8,531             56.7%                440       5.2%
                               ------------            -----         -------------            -----       -------------
   Subtotal - printers               12,939             83.6%               12,857             85.4%                 82       0.6%
Services and consumables              2,543             16.4%                2,191             14.6%                352      16.1%
                               ------------            -----         -------------            -----       -------------
   Total net sales             $     15,482            100.0%        $      15,048            100.0%      $         434       2.9%
                               ============            =====         =============            =====       =============

Net sales for the third quarter of 2004 increased $434,000, or 3%, from the same period last year due to higher printer shipments (an increase of approximately $440,000, or 5%) into our gaming and lottery market, in part offset by lower printer shipments (a decrease of approximately $358,000, or 8%) into our point of sale ("POS") and banking market. Sales of our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), also increased by $352,000, or 16%, as our installed base of printers grows and we continue to aggressively pursue these sales. Overall, international sales increased by $542,000, or 49%, due to higher international shipments of our gaming printers, primarily to Australia and Europe.

POINT OF SALE AND BANKING:

Sales of our POS and banking products worldwide decreased approximately $245,000, or 4%.

                        Three months ended                   Three months ended                     Change
(In thousands)          September 30, 2004                   September 30, 2003               $               %
                  -----------------------------        ------------------------------       ----------------------
Domestic          $      4,876             84.0%       $       5,003             82.7%      $ (127)          (2.5%)
International              932             16.0%               1,050             17.3%        (118)         (11.2%)
                  ------------            -----        -------------            -----       ------
                  $      5,808            100.0%       $       6,053            100.0%      $ (245)          (4.0%)
                  ============            =====        =============            =====       ======

Domestic POS and banking revenue decreased to $4,876,000, representing a $127,000, or 3%, decrease from the third quarter of 2003, due largely to lower sales of our Bankjet(R) line of inkjet printers, partly offset by increasing sales of our recently launched iTherm(TM)280 thermal printer. In addition, we reported higher service, spare parts and consumables revenue in the third quarter of 2004 compared to the third quarter of 2003. Sales of our Bankjet(R) line of inkjet printers decreased by approximately 50% in the third quarter of 2004 compared to the third quarter of 2003. The decrease is largely attributable to the expected completion of almost all shipments of Bankjet(R) printers to two major financial services companies to upgrade bank teller stations.

International POS and banking product shipments decreased by approximately $118,000, or 11%, to $932,000, due primarily to lower sales through our network of international distributors.

Historically, sales of printers in the POS and banking market have increased in the third quarter and decreased in the fourth quarter, as retailers typically reduce purchases of new POS equipment in the fourth quarter due to the increased volume of consumer transactions in that holiday period. Despite this, we expect sales into the POS and banking market for the fourth quarter of 2004 to be consistent with those reported for the third quarter of 2004 and the fourth quarter of 2003. We also expect sales of our banking printers to be consistent with those reported in the third quarter of 2004, but lower than those reported in the fourth quarter 2003, as we substantially completed shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations in the second quarter of 2004. We are currently pursuing new opportunities with new customers for further upgrade projects using our Bankjet(R) line of inkjet printers for shipment in 2005. However, sales of our banking printers are project-oriented and will vary from quarter to quarter based on the number and size of projects, and the timing of installation of our printers.

GAMING AND LOTTERY:

Sales of our gaming and lottery products increased by $679,000, or 8%, from the third quarter a year ago, primarily due to an increase in sales of our slot machine and other gaming printers in North America, Australia and Europe largely offset by lower sales of lottery products to GTECH.

                       Three months ended                    Three months ended                   Change
(In thousands)         September 30, 2004                    September 30, 2003               $           %
                   ----------------------------        ------------------------------       -----------------
Domestic           $      8,948            92.5%       $       8,929             99.3%      $  19         0.2%
International               726             7.5%                  66              0.7%        660      1000.0%
                   ------------          ------        -------------            -----       -----
                   $      9,674           100.0%       $       8,995            100.0%      $ 679         7.5%
                   ============          ======        =============            =====       =====

                        Three months ended                   Three months ended                   Change
(In thousands)          September 30, 2004                   September 30, 2003                $           %
                   ----------------------------        ------------------------------       ------------------
Gaming             $      6,306            65.2%       $       4,312             47.9%      $ 1,994      46.2%
Lottery                   3,368            34.8%               4,683             52.1%       (1,315)    (28.1%)
                   ------------          ------        -------------            -----       -------
                   $      9,674           100.0%       $       8,995            100.0%      $   679       7.5%
                   ============          ======        =============            =====       =======

Sales of our gaming products, which include video lottery terminal ("VLT") printers and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased by approximately $1,994,000, or 46%, to $6,306,000. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"), as well as increasing sales of gaming printers in Australia and Europe. Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase during the fourth quarter of 2004 compared to the comparable period in 2003, as casinos continue to convert to TITO slot machines. Also, due to state government budget shortfalls, many states have approved or are considering VLT initiatives as a means of raising revenue. As a result, we also expect sales of our VLT printers to increase during the fourth quarter of 2004 compared to the comparable period in 2003.

Total sales to GTECH Corporation ("GTECH") (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, and spare parts revenue, decreased by $1,315,000 to approximately $3,368,000, or 22% of net sales, in the third quarter of 2004, compared to $4,683,000, or 31% of net sales, in the third quarter of 2003. This is primarily due to a shift in timing of orders for thermal lottery printers from GTECH from the second and third quarters of 2004 to the fourth quarter of 2004 and the first quarter of 2005.

In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. As of September 30, 2004, we have received orders from GTECH for approximately $1.5 million of these thermal printers that we expect to ship during the fourth quarter of 2004. We expect to ship more thermal lottery printers during the fourth quarter than in the third quarter, due to the shift in GTECH's forecast. We still anticipate receiving additional orders from GTECH for thermal on-line lottery printers for delivery in 2004.

We also received orders from GTECH for approximately $2.0 million of our legacy impact on-line lottery printer for shipment during the second and third quarters of 2004, all of which have been shipped as of September 30, 2004. We do not expect any further shipments of impact on-line lottery printers beyond 2004, as GTECH has substantially replaced our legacy impact on-line lottery printer with our newly designed thermal on-line lottery printer.

See the table below for an analysis of revenues from GTECH:

                                                                              Three months ended
                                                                                 September 30,
(In thousands, except %)                                                    2004               2003
                                                                           ------             ------
Impact on-line lottery printers and spare parts                            $1,614             $  308
Thermal on-line lottery printers                                            1,754              4,375
                                                                           ------             ------
                                                                           $3,368             $4,683
                                                                           ======             ======
 % of consolidated net sales                                                   22%                31%

International sales into the gaming and lottery market increased $660,000, to $726,000 in the third quarter of 2004. Although we expected international sales into the gaming and lottery market to remain relatively flat in the third quarter of 2004 compared to the second quarter of 2004, we experienced an increase in sales of VLT and casino printers into Australia and Europe sooner than we had anticipated. We expect moderate growth in these sales during the fourth quarter of 2004 compared to the third quarter of 2004, with more significant growth in 2005 as we expect sales of our gaming printers (primarily thermal casino printers) to accelerate in Australia and Europe.

GROSS PROFIT. Gross profit increased $1,078,000, or 22%, and gross margin increased to 38.1% from 32.0%, due primarily to a more favorable sales mix of higher margin products and continued reductions in component costs in the third quarter of 2004 compared to the third quarter of 2003. We expect gross margin for the fourth quarter of 2004 to be consistent with the gross margin reported for the first nine months of 2004.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses increased by $93,000, or 17%, as we incurred increased design and testing expenses related to the development and launch of our new Epic950(R) gaming printer. Such expenses increased as a percentage of net sales to 4.2% from 3.7%, due primarily to these increased costs in proportion to consistent sales in the third quarter of 2004 compared to the third quarter of 2003. We expect engineering and product design development expenses for the fourth quarter of 2004 to be consistent with those reported in the third quarter of 2004.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $60,000, or 5%, due primarily to higher print advertising and other promotional marketing expenses related to the launch of the Epic950(R) (approximately $60,000) and higher compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $30,000) and recruitment and compensation-related expenses related to adding sales and marketing staff (approximately $40,000), offset by lower expenses at our UK facility due to a staff reduction (approximately $40,000). Selling and marketing expenses increased slightly as a percentage of net sales to 8.1% from 7.9%, due primarily to the higher costs identified above in the third quarter of 2004 compared to the third quarter of 2003. We expect selling and marketing expenses to be somewhat higher in the fourth quarter of 2004 compared to the third quarter of 2004, as we plan to increase our sales staff to broaden our efforts and continue to grow our sales in each of our markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $430,000, or 39%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff related to both Sarbanes - Oxley and our CFO transition plan. In addition, during the third quarter, we incurred approximately $95,000 of one-time listing fees related to our move back onto the NASDAQ National Market from the NASDAQ SmallCap Market. General and administrative expenses increased as a percentage of net sales to 9.9% from 7.3% due primarily to the factors listed above. We expect general and administrative expenses to continue to increase in the fourth quarter of 2004, largely due to professional fees related to compliance with Sarbanes-Oxley. We expect to incur approximately $600,000 to $700,000 of external expenses directly related to compliance with Sarbanes-Oxley for the full year of 2004.

OPERATING INCOME. During the third quarter of 2004 we reported operating income of $2,472,000, or 16.0% of net sales, compared to $1,977,000, or 13.1% of net sales in the third quarter of 2003. The substantial increase in our operating income and operating margin was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the third quarter of 2004 compared to that of 2003. We also significantly improved our operating margin by 25% to 16% of net sales. This improvement demonstrates the substantial operating leverage we have in our business that we expect to continue during the fourth quarter of 2004.

INTEREST. We recorded net interest income of $4,000 compared to net interest expense of $61,000 in the third quarter of 2003, as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We do not expect to draw on our revolving borrowings as we continue to generate cash from operations through the remainder of 2004. During the fourth quarter of 2004 and into 2005, we expect to report increasing net interest income compared to the net interest expense that was experienced in 2003 and the early part of 2004. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $855,000 and $641,000 in the third quarter of 2004 and 2003, respectively, at an effective rate of 34.5% and 36.0%, respectively. The lower effective tax rate in the 2004 period reflects the reversal of tax reserves for certain tax credits.

NET INCOME. We reported net income during the third quarter of 2004 of $1,625,000, or $0.15 per diluted share compared to net income of $1,140,000, or $0.10 per diluted share for the third quarter of 2003. Earnings per share has been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. There was no preferred stock dividend payments or allocation of earnings to preferred shareholders beyond the second quarter of 2004, as the preferred stock was converted to common stock in April 2004. All share and per share amounts reflect the April 2004 stock split on a retroactive basis.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. Net sales by market for the current and prior year's nine month period are as follows:

                                 Nine months ended                     Nine months ended                       Change
(In thousands)                   September 30, 2004                    September 30, 2003                $               %
                             ----------------------------        ------------------------------       ------------------------
Point of sale and banking    $     18,968            41.9%       $      15,192             40.6%      $ 3,776           24.9%
Gaming and lottery                 26,283            58.1%              22,246             59.4%        4,037           18.1%
                             ------------           -----        -------------            -----       -------
                             $     45,251           100.0%       $      37,438            100.0%      $ 7,813           20.9%
                             ============           =====        =============            =====       =======
International *              $      4,249             9.4%       $       3,500              9.3%      $   749           21.4%
                             ============           =====        =============            =====       =======

* International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

Net sales by product type for the current and prior year's nine month period were as follows:

                                       Nine months ended                     Nine months ended                      Change
 (In thousands)                        September 30, 2004                    September 30, 2003                   $            %
                                  -----------------------------       -------------------------------      ------------------------
Printers - POS and banking        $     13,597            30.0%       $      10,246             27.4%      $       3,351     32.7%
Printers - Gaming and lottery           24,286            53.7%              20,769             55.4%              3,517     16.9%
                                  ------------           -----        -------------            -----       -------------
   Subtotal - printers                  37,883            83.7%              31,015             82.8%              6,868     22.1%
Services and consumables                 7,368            16.3%               6,423             17.2%                945     14.7%
                                  ------------           -----        -------------            -----       -------------
   Total net sales                $     45,251           100.0%       $      37,438            100.0%      $       7,813     20.9%
                                  ============           =====        =============            =====       =============

Net sales for the first nine months of 2004 increased $7,813,000, or 21%, from the prior year's first nine months due to significantly higher printer shipments (approximately $6,868,000, or 22%) into both our gaming and lottery market and POS and banking market. Sales of our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), also increased by $945,000, or 15%, as our installed base of printers grows and we continue to aggressively pursue these sales. Overall, international sales increased by $749,000, or 21%, due to higher international shipments of our gaming printers, primarily to Australia and Europe.

POINT OF SALE AND BANKING:

Sales of our POS and banking products worldwide increased approximately $3,776,000, or 25%.

                       Nine months ended                     Nine months ended                       Change
(In thousands)         September 30, 2004                    September 30, 2003               $                   %
                  ----------------------------        ------------------------------       --------------------------
Domestic          $     16,116            85.0%       $      12,153             80.0%      $ 3,963              32.6%
International            2,852            15.0%               3,039             20.0%         (187)             (6.2%)
                  ------------           -----        -------------            -----       -------             -----
                  $     18,968           100.0%       $      15,192            100.0%      $ 3,776              24.9%
                  ============           =====        =============            =====       =======             =====

Domestic POS and banking printer sales increased to $16,116,000, representing a $3,963,000, or 33%, increase from the first nine months of 2003, due primarily to significantly higher sales of our Bankjet(R) line of inkjet PRINTERS. Sales of our

Bankjet(R) line of inkjet printers increased by approximately 244% in the first nine months of 2004 compared to the first nine months of 2003. The increase is largely attributable to shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. We substantially completed shipments to these two companies in the third quarter. In addition, we reported higher service, spare parts and consumables revenue in the first nine months of 2004 compared to the first nine months of 2003.

International POS and banking product shipments decreased by approximately $187,000, or 6%, to $2,852,000, due primarily to lower sales of our printers through our network of international distributors (primarily in Europe and Latin America), somewhat offset by higher service, spare parts and consumables revenue.

Historically, sales of printers in the POS and banking market have increased in the third quarter and decreased in the fourth quarter, as retailers typically reduce purchases of new POS equipment in the fourth quarter due to the increased volume of consumer transactions in that holiday period. Despite this, we expect sales into the POS and banking market for the fourth quarter of 2004 to be consistent with those reported for the third quarter of 2004 and the fourth quarter of 2003. We also expect sales of our banking printers to be consistent with those reported in the third quarter of 2004, but lower than those reported in the fourth quarter 2003, as we substantially completed shipments of our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations in the second quarter of 2004. We are currently pursuing new opportunities with new customers for further upgrade projects using our Bankjet(R) line of inkjet printers for shipment in 2005. However, sales of our banking printers are project-oriented and will vary from quarter to quarter based on the number and size of projects, and the timing of installation of our printers.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $4,037,000, or 18%, from the first nine months of 2003, primarily due to significantly higher shipments of our slot machine printers, somewhat offset by lower printer shipments of on-line lottery printers to GTECH.

                                            Nine months ended                  Nine months ended                     Change
(In thousands)                              September 30, 2004                 September 30, 2003                $           %
                                       --------------------------        ------------------------------       -------------------
Domestic                               $     24,886          94.7%       $      21,785             97.9%      $ 3,101       14.2%
International                                 1,397           5.3%                 461              2.1%          936      203.0%
                                       ------------         -----        -------------            -----       -------      -----
                                       $     26,283         100.0%       $      22,246            100.0%      $ 4,037       18.1%
                                       ============         =====        =============            =====       =======      =====

                        Nine months ended                   Nine months ended                    Change
(In thousands)          September 30, 2004                  September 30, 2003                $          %
                  ---------------------------        ------------------------------       -------------------
Gaming            $     19,476           74.1%       $      13,468             60.5%      $ 6,008       44.6%
Lottery                  6,807           25.9%               8,778             39.5%       (1,971)     (22.5%)
                  ------------          -----        -------------            -----       -------      -----
                  $     26,283          100.0%       $      22,246            100.0%      $ 4,037       18.1%
                  ============          =====        =============            =====       =======      =====

Sales of our gaming products, which include VLT and slot machine printers, and related spare parts and repairs, increased by approximately $6,008,000, or 45%. This increase resulted primarily from significantly increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO"), as well as increasing sales of gaming printers in Australia and Europe. Based on existing orders and sales opportunities for TITO printers, we expect sales of our casino printers to continue to increase during the fourth quarter of 2004 compared to 2003, as casinos continue to convert to TITO slot machines. Also, due to state government budget shortfalls, many states have approved or are considering VLT initiatives as a means of raising revenue. As a result, we also expect sales of our VLT printers to increase during the fourth quarter of 2004 compared to the fourth quarter of 2003.

Total sales to GTECH, which include impact and thermal on-line lottery printers, and spare parts revenue, decreased by $1,971,000 to approximately $6,807,000, or 15% of net sales, in the first nine months of 2004, compared to $8,778,000, or 23% of net sales, in the first nine months of 2003, primarily due to a shift in timing of orders for thermal lottery printers from GTECH from the second and third quarters of 2004 to the fourth quarter of 2004 and the first quarter of 2005.

In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. As of September 30, 2004, we have received orders from GTECH for approximately $1.5 million of these thermal printers that we expect to ship during the fourth quarter of 2004. We expect to ship more thermal lottery printers during the fourth quarter than in the third quarter, due to the shift in GTECH's forecast. We still anticipate receiving additional orders from GTECH for thermal on-line lottery printers for delivery in 2004.

We also received orders from GTECH for approximately $2.0 million of our legacy impact on-line lottery printer for shipment during the second and third quarters of 2004, all of which have been shipped as of September 30, 2004. We do not expect any further shipments of impact on-line lottery printers beyond 2004, as GTECH has substantially replaced our legacy impact on-line lottery printer with our newly designed thermal on-line lottery printer.

See the table below for an analysis of revenues from GTECH.

                                                         Nine months ended
(In thousands, except %)                                   September 30,
                                                      2004               2003
                                                      ----               ----
Impact on-line lottery printers and spare parts      $3,173             $1,405
Thermal on-line lottery printers                      3,634              7,373
                                                     ------             ------
                                                     $6,807             $8,778
                                                     ======             ======
% of consolidated net sales                              15%                23%

International sales into the gaming and lottery market increased $936,000, or 203%, to $1,397,000 in the first nine months of 2004, as we experienced higher sales of VLT and casino printers into Australia and Europe through our international distributors. We expect moderate growth in these sales during the fourth quarter of 2004 compared to the third quarter of 2004, with more significant growth in 2005 as we expect sales of our gaming printers (primarily thermal casino printers) to accelerate in Australia and Europe.

GROSS PROFIT. Gross profit increased $5,460,000, or 48%, and gross margin increased to 37.4% from 30.6%, due primarily to higher volume of sales, a more favorable sales mix, and continued reductions in component costs in the first nine months of 2004 compared to the first nine months of 2003. We expect gross margin for the fourth quarter of 2004 to be consistent with the gross margin reported for the first nine months of 2004.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $148,000, or 9%, due primarily to higher compensation and related expenses, and increased design and testing expenses related to the development and launch of our new Epic950(R) gaming printer. Such expenses decreased as a percentage of net sales to 4.0% from 4.4%, due primarily to a higher volume of sales in the first nine months of 2004 compared to the first nine months of 2003. We expect engineering and product design development expenses for the fourth quarter of 2004 to be consistent with those reported in the third quarter of 2004.

SELLING AND MARKETING. Selling and marketing expenses increased by $332,000, or 9%, due primarily to higher (1) sales commissions resulting from higher sales in the first nine months of 2004 compared to the first nine months of 2003 (approximately $12,000), (2) compensation related expenses, including additional sales staff and expenses associated with the opening of a new sales office in Las Vegas to support our growing gaming printer sales (approximately $240,000) and (3) recruitment and compensation-related expenses related to adding sales and marketing staff (approximately $190,000). Such increases were partially offset by lower print advertising and other promotional marketing expenses (approximately $50,000) and lower expenses at our UK facility due to a staff reduction (approximately $120,000). Selling and marketing expenses decreased as a percentage of net sales to 8.5% from 9.4%, due primarily to higher volume of sales in the first nine months of 2004 compared to the first nine months of 2003. We expect selling and marketing expenses to be somewhat higher in the fourth quarter of 2004 compared to the third quarter of 2004, as we plan to increase our sales staff to broaden our efforts and continue to grow our sales in each of our markets.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1,107,000, or 33%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff related to both Sarbanes-Oxley and our CFO transition plan. In addition, during the second quarter, we expensed approximately $110,000 of costs we incurred in conducting due diligence related to our proposed acquisition of TPG, Inc., as the proposed transaction was terminated, and during the third quarter, we incurred approximately $95,000 of one-time listing fees related to our move back onto the NASDAQ National Market from the NASDAQ SmallCap Market. General and administrative expenses increased as a percentage of net sales to 9.8% from 8.9% due primarily to the factors listed above, partially offset by a higher volume of sales in the first nine months of 2004 compared to the first nine months of 2003. We expect general and administrative expenses to continue to increase in the fourth quarter of 2004, largely due to professional fees related to compliance with Sarbanes-Oxley. We expect to incur approximately $600,000 to $700,000 of external expenses directly related to compliance with Sarbanes-Oxley for the full year of 2004.

OPERATING INCOME. During the first nine months of 2004 we reported operating income of $6,870,000, or 15.2% of net sales, compared to $2,997,000, or 8.0% of net sales, in the first nine months of 2003. The significant increase in our operating income and operating margin was due largely to higher gross profit on higher sales, partially offset by higher operating expenses in the first nine months of 2004 compared to the same period of 2003. Although sales increased by 21% in the first nine months of 2004 compared to the first nine months of 2003, operating expenses only increased 19%, which provided additional operating leverage that we expect to continue during the fourth quarter of 2004.

INTEREST. Net interest expense decreased to $8,000 from $183,000 in the first nine months of 2003 as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We do not expect to draw on our revolving borrowings as we continue to generate cash from operations through the remainder of 2004. During the fourth quarter of 2004 and into 2005, we expect to report increasing net interest income as we expect the interest earned on our cash balances to exceed our interest expense of approximately $10,000 per quarter related to interest on unused borrowings under our revolving credit line. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $2,433,000 and $924,000 in the first nine months of 2004 and 2003, respectively, at an effective rate of 35.4% and 34.8%, respectively.

NET INCOME. We reported net income during the first nine months of 2004 of $4,432,000, or $0.41 per diluted share compared to net income of $1,729,000, or $0.15 per diluted share, for the first nine months of 2003. Earnings per share has been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. Dividends paid in the first six months of 2004 were approximately $86,000 and there will be no dividends or allocation of earnings to preferred shareholders beyond the first six months of 2004, as the preferred stock was converted to common stock in April 2004. All share and per share amounts reflect the April 2004 stock split on a retroactive basis.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first nine months of 2004, we significantly improved our operating results, including cash flows, compared to 2003. We repaid our remaining outstanding debt in January 2004 and ended the quarter with approximately $6.3 million in cash and cash equivalents. Looking forward, we expect to generate approximately $7 to $8 million in cash from operations during 2004 and anticipate having between $7 and $8 million of cash on our balance sheet at the end of 2004. We also expect to earn interest income on our available cash balance throughout 2004.

Operating activities: The following significant factors affected our cash provided by operations of $6,168,000 in the first nine months of 2004:

      -     We reported net income of $4,432,000

      - We recorded depreciation, amortization and non-cash compensation expense of $1,461,000

      - Accounts receivable increased by $242,000 due to timing of sales during the quarter

      - Inventories increased by $484,000, as we prepared for our expected higher sales volume in the fourth quarter of 2004 and the launch of our new EPIC 950(TM) Thermal Slot Machine Printer

      - Other current assets decreased by $134,000 due primarily to receipts of federal and state tax refunds in the first quarter of 2004

      - Deferred taxes decreased by $667,000 as we realize the tax assets related to certain accruals and reserves

      -     Accrued liabilities and other liabilities increased by $139,000

      - Accrued restructuring expenses decreased by $333,000 due to payments made for lease obligation costs

During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we paid $525,000 of the royalty in the second quarter of 2004, and will pay the remaining $375,000 in the first quarter of 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the current sales of licensed printers, which is reflected in cost of sales.

As of September 30, 2004 and December 31, 2003, our restructuring accrual amounted to $1,792,000 and $2,125,000, respectively. We expect to pay approximately $480,000 of these expenses per year from 2004 through 2007, and the remaining $74,000 in 2008. These payments from 2004 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $850,000 and $1,156,000 in the first nine months of 2004 and 2003, respectively. Expenditures in 2004 primarily included new product tooling and computer hardware and software. We expect capital expenditures for the full year 2004 to be approximately $1,200,000, primarily for tooling for new products and enhanced versions of our existing products.

Financing activities: We generated approximately $527,000 from financing activities during the first nine months of 2004, largely due to proceeds from stock option exercises (approximately $1,112,000), largely offset by the repayment of our term loan (approximately $420,000) and payments of cash dividends on our preferred stock (approximately $91,000).

WORKING CAPITAL

Our working capital increased to $18,704,000 at September 30, 2004 from $11,787,000 at December 31, 2003. The current ratio also increased to 3.25 to 1 at September 30, 2004 from 2.36 to 1 at December 31, 2003. The increase in both working capital and the current ratio was due largely to higher cash and cash equivalents ($5,845,000), higher inventories ($484,000), and higher receivables ($242,000) compared to December 31, 2003.

DEFERRED TAXES

As of September 30, 2004, we had a net deferred tax asset of approximately $2,357,000. In order to utilize this deferred tax asset, we will need to generate approximately $6.5 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

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

On November 12, 2004, we amended our $12.5 million Banknorth Credit Facility. Under the terms of the agreement, we renewed our $1.0 million equipment loan, which had expired on July 31, 2004. The amendment also revised certain other terms of the revolving credit facility.

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

As of September 30, 2004, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $11,500,000 at September 30, 2004.

However, our maximum additional available borrowings under the facility were limited to approximately $10,200,000 at September 30, 2004 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the Banknorth Credit Facility at September 30, 2004.

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

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $11,126,000 to $21,473,000 at September 30, 2004 from $10,347,000 at December 31, 2003. The increase was primarily due to the following for the nine months ended September 30, 2004: (1) the conversion by our preferred shareholders of all shares of their preferred stock into common stock , net of costs of conversion ($3,902,000), (2) net income of $4,432,000, less cash dividends on our preferred stock of $86,000, (3) proceeds of approximately $1,085,000 from the issuance of approximately 227,000 shares of common stock from stock option and warrant exercises, (4) an increase in additional paid in capital of approximately $1,635,000 resulting from the tax benefits resulting form the sale of employee stock from stock option exercises, and (5) compensation expense related to restricted stock grants of $224,000.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three or nine months ended September 30, 2004.

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

There were no significant changes in internal controls or in other factors that could be reasonably likely to materially affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses in internal controls, during the period covered by this report.

ITEM 5.  SUBSEQUENT EVENTS

On November 12, 2004, we amended our $12.5 million Banknorth Credit Facility. Under the terms of the agreement, we renewed our $1.0 million equipment loan, which had expired on July 31, 2004. The amendment also revised certain other terms of the revolving credit facility.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

         a. Exhibits filed herein

Exhibit 10.29   First Amendment to Revolving Credit, Equipment Loan and Security
                Agreement dated as of November 12, 2004 between TransAct
                Technologies Incorporated and Banknorth N.A.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

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

                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    --------------------------------------------
                                    (Registrant)

November 15, 2004                   /s/ Steven A. DeMartino
                                    --------------------------------------------
                                    Steven A. DeMartino
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
10.29        First Amendment to Revolving Credit, Equipment Loan and Security
             Agreement dated as of November 12, 2004 between TransAct
             Technologies Incorporated and Banknorth N.A.

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