Form 10-Q/A
period 2004-06-30
TRANSACT TECHNOLOGIES INC
filed 2004-11-18
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

                                Amendment No. 1

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

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as an exhibit-only filing in response to certain comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of Exhibit 10.28 to our original Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the original Form 10-Q, or otherwise modify or update any of the information contained therein.

     We are refiling Exhibit 10.28, License Agreement between Seiko Epson Corporation and TransAct Technologies Incorporated, dated May 17, 2004. Confidential treatment has been requested for certain portions of Exhibit 10.28, which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                         PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits

                  Exhibit 10.28 License Agreement between Seiko Epson Corporation and TransAct Technologies Incorporated dated May 17, 2004. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit, which have been omitted from the filed copy and filed separately with the Securities and Exchange Commission.)

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

                  Exhibit 31.3 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.4 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(1)

                  Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(1)

                  Exhibit 32.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
                                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                                  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b.    Reports on Form 8-K

                  1. A report on Form 8-K was furnished on May 3, 2004 to report under Items 7 and 12 a press release announcing the Company's financial results for the quarter ended March 31, 2004.

(1) Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)



November 18, 2004                   /s/ Steven A. DeMartino
                                    --------------------------------------------
                                    Steven A. DeMartino
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT LIST

The following exhibits are filed herewith.


           Exhibit

           10.28 License Agreement between Seiko Epson Corporation and TransAct Technologies Incorporated dated May 17, 2004. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit, which have been omitted from the filed copy and filed separately with the Securities and Exchange Commission.)

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

           31.3 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.4 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(1)

           32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(1)

           32.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-----------

(1)  Previously filed.