Form 10-K
period 2004-12-31
TRANSACT TECHNOLOGIES INC
filed 2005-03-16
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         -----    -----

As of June 30, 2004 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $291,700,000.

As of February 25, 2005, the registrant had outstanding 10,071,766 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 - Part III (Items 10-14).

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

     TransAct was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. We completed an initial public offering on August 22, 1996.

     TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, manufactures and markets transaction-based printers under the ithaca(R) brand name. In addition, we market related consumables, spare parts and service. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: (1) point-of-sale ("POS") and banking and (2) gaming and lottery. We sell our products directly to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. We have one primary operating facility located in Ithaca, New York, seven sales offices located in the United States (including our new global gaming and lottery headquarters and western region service center in Las Vegas, NV), and a European sales and service center in the United Kingdom. Our executive offices and eastern region service center are located at 7 Laser Lane, Wallingford, CT 06492, with a telephone number of (203) 269-1198.

FINANCIAL INFORMATION ABOUT SEGMENTS

     We have assessed our operating and reportable segments and have determined that we operate in one reportable segment, the design, development, manufacture and marketing of transaction-based printers and printer-related products.

PRODUCTS AND SERVICES

Printers

     TransAct designs, develops, assembles and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the POS and banking, and gaming and lottery markets. Our printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we manufacture custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers

     POS and banking: Our POS and banking printers include hundreds of optional configurations that can be selected to meet particular customer needs. We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request. In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology. Our printers are used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining, and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. We also sell printers that are used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.

     Gaming and lottery: In the lottery portion of our gaming and lottery market, we supply lottery printers to GTECH, our largest customer and the world's largest provider of lottery terminals, with an approximately 70% market share. These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.

     In the gaming portion of our gaming and lottery market, we sell several models of printers used in slot machines and video lottery terminals that print tickets instead of issuing coins at casinos and racetracks worldwide. These printers utilize thermal printing technology and can print tickets in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print two-color coupons/promotions. We also sell printers using impact printing technology for use mainly in video lottery terminals and other gaming devices.

Service

     Through our recently-established TransAct Services Group, we proactively market the sale of consumable products (including inkjet cartridges, ribbons and paper), replacement parts and maintenance services for all of our products. Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service, and other repair services for our printer products. Within the United States, we provide repair services through our eastern region service center in Wallingford, CT and our western region service center in Las Vegas, NV. Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and other partners strategically located around the world.

     We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information. Technical and sales support personnel receive training on all of our manufactured products and our services.

Product Warranty

     Our printers generally carry up to a two-year limited warranty against defects in material and workmanship, Defective equipment may be returned to any of our service centers, or our manufacturing facility in Ithaca, NY, for repair or replacement during the applicable warranty period.

PRODUCTION, MANUFACTURING AND SOURCES AND AVAILABILITY OF RAW MATERIALS

     We design our products to optimize product performance, quality, reliability and durability. These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship. We final assemble our products in our Ithaca, NY facility largely on a configure-to-order basis using components that have been sourced from around the world. Our manufacturing engineers work closely with our new product engineers and vendors during the development of new products. As a result, this collaboration increases manufacturing efficiency by specifying materials and designing manufacturing processes in conjunction with new product design.

     We procure component parts and subassemblies for use in the manufacture of our products. Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices. We typically maintain several sources for our component parts and subassemblies to reduce the risk of parts shortages or unavailability. However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

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

     Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of our inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of our inkjet printers. We have a supply agreement with HP to purchase inkjet cartridges until February 1, 2006 at fixed prices.

     We believe our relations with Okidata and HP are in good standing and have received no indication that these supply agreements will not be renewed beyond the respective expiration dates of the current contracts. We cannot be certain, however, that these supply agreements will be renewed, or if renewed, that the terms will be as favorable as those under the current contracts.

PATENTS AND PROPRIETARY INFORMATION

     We have significantly expanded our patent portfolio over the past five years, and expect to continue to do so in the future. We also believe our patent portfolio will provide additional opportunities to license our intellectual property in the future. We currently own ten patents, six of which we consider material. The earliest expiration date of these ten patents is in 2008, with the latest expiration date in 2021. Of the material patents, one patent covers methods and apparatus for allowing a two-color printer to print images using single pass technology by printing during both forward and reverse movement of the print mechanism; another patent relates to our proprietary void and reprint receipt printing method which is used in certain of our slot machine printers; two patents prevent ticket jams resulting from player interference in certain of our slot machine printers; and two other patents cover a method for converting a full color image into a two-color image, plus a background color. We also have sought patent protection for certain design features of 1) printers using inkjet technology, 2) POS printers using thermal technology, and 3) thermal printers for use in casino slot machines. We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

     During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. In accordance with the terms of the agreement, we paid the $900,000 royalty for past usage in full by January 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

SEASONALITY

     Retailers typically reduce purchases of new POS equipment in the fourth quarter, due to the increased volume of consumer transactions in that holiday period, and our sales of printers in the POS market historically have increased in the third quarter and decreased in the fourth quarter. Similarly, installations of lottery terminals are typically reduced in the fourth quarter resulting in decreased sales of lottery printers.

CERTAIN CUSTOMERS

     We currently have one ongoing OEM purchase agreement ("GTECH Thermal Printer Agreement") with GTECH Corporation ("GTECH") that provides for the sale of thermal on-line lottery printers and spares parts, at fixed prices, through June 28, 2007. We also had a second purchase agreement ("GTECH Impact Printer Agreement") that provided for the sale of impact on-line lottery printers and spare parts through December 31, 2004. Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers beyond 2004. However, we do expect to continue to sell spare parts to GTECH for the significant remaining installed base of impact on-line lottery printers. Firm purchase orders for printers under the GTECH Thermal Printer Agreement may be placed annually by GTECH. Pursuant to the GTECH Thermal Printer Agreement, as of March 4, 2005, we have received orders for approximately $2,000,000 of thermal printers for delivery in 2005. We expect to receive additional orders from GTECH for thermal printers during 2005. We also sell printers to GTECH for use in lottery terminals at grocery store check-out lanes ("in-lane lottery printers"). Sales of in-lane lottery printers are project-oriented, and, as such, we cannot predict if and when future sales may occur. Sales to GTECH accounted for approximately 16%, 19% and 27% of net sales in 2004, 2003 and 2002, respectively.

     We also provide printers to Harrah's and WMS Gaming for use in casino slot machines throughout the United States. During 2004, sales to WMS Gaming accounted for approximately 14% of net sales. During 2003, sales to Harrah's accounted for approximately 12% of net sales.

BACKLOG

     Excluding GTECH, our backlog of firm orders was approximately $2,650,000 as of March 4, 2005, compared to $2,144,000 as of March 5, 2004. Our backlog from GTECH was approximately $600,000 as of March 4, 2005, compared to $3,200,000 as of March 5, 2004. Based on customers' current delivery requirements, we expect to ship our entire current backlog during 2005.

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

     In the POS market, our major competitor is Epson America, Inc., which controls a dominant portion of the POS markets into which we sell. We also compete, to a much lesser extent, with Transaction Printer Group, Star Micronics America, Inc., Citizen -- CBM America Corporation, and Korean Printer Solutions. Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

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

     Our strategy for competing in our markets is to continue to develop new products and product line extensions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas. We expect to particularly focus on
(1) promoting our line of slot machine printers into the gaming market including our newly launched Epic950(TM) thermal casino printer, (2) increasing sales of our new iTherm(R)280 thermal POS printer and family of printers utilizing Hewlett Packard's inkjet printing technology, including our BANKjet(R) line of inkjet printers used in bank teller applications and (3) expanding our consumables, spare parts and service business. Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.

RESEARCH AND DEVELOPMENT ACTIVITIES

     We spent approximately $2,715,000, $2,276,000 and $2,025,000 in 2004, 2003
and 2002, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2005, we expect to focus the majority of our research and development activities on the continuing development and enhancement of (1) our family of printers for the POS and banking market utilizing inkjet and thermal printing technology and, to a lesser extent, (2) our ticket-issuing printers for use in the casino market.

ENVIRONMENT

     We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

     As of February 25, 2005, TransAct Technologies and our subsidiaries employed 197 persons, of whom 160 were full-time and 37 were temporary employees. None of our employees is unionized, and we consider our relationships with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $1,000,000, $1,068,000, and $738,000, (primarily to Fujitsu for sales and service of printers used in the British Post Office) in 2004, 2003 and 2002, respectively. We had export sales from our domestic operations of approximately $5,423,000, $3,663,000 and $3,968,000 in 2004, 2003 and 2002,
respectively. Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $6,423,000, $4,731,000 and $4,706,000 in 2004, 2003 and 2002, respectively.

ADDITIONAL INFORMATION

     We make available free of charge through our internet website, WWW.TRANSACT-TECH.COM, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     We maintain a Code of Business Conduct that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. This Code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business, is available for public access on our internet website.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instructions G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005.

     The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

        Name          Age                         Position
        ----          ---                         --------
Bart C. Shuldman       47   Chairman of the Board, President and Chief Executive
                            Officer
Steven A. DeMartino    35   Executive Vice President, Chief Financial Officer,
                            Treasurer and Secretary
Michael S. Kumpf       55   Executive Vice President - Engineering

     BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman served as President of Magnetec and later the combined operations of Magnetec and Ithaca from August 1993 until June 1996. In February 2001, Mr. Shuldman was elected Chairman of the Board.

     STEVEN A. DEMARTINO was named as TransAct's Executive Vice President, Chief Financial Officer, Treasurer and Secretary on June 1, 2004. Previously, Mr. DeMartino served as Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior thereto, Mr. DeMartino served as Controller of Copart, Inc. from September 1994 to May 1996. Mr. DeMartino is a certified public accountant.

     MICHAEL S. KUMPF was appointed Executive Vice President of Engineering in March 2002. He served as Senior Vice President, Engineering from June 1996 to March 2002 and Vice President, Engineering of Ithaca from 1991 until June 1996.

ITEM 2. PROPERTIES.

     Our operations are currently conducted at the facilities described below. In January 2005, we entered a five-year lease for a 13,700 square foot facility in Las Vegas, Nevada. The new facility will serve as our global gaming and lottery headquarters and will house our west coast POS and Banking sales unit. The facility will also serve as the our new western region service center and will provide service to our growing base of installed printers in the region.

     In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we consolidated all manufacturing and engineering from our Wallingford, CT facility into our existing Ithaca, NY facility. Our corporate headquarters and our eastern region service center are still located in the Wallingford, CT facility. Although we are actively seeking to sublease our Wallingford, CT facility, in 2003 we determined that because of the continuing regional decline in the commercial real estate market, it was unlikely that we would be able to sublease our facility. As such, we increased our restructuring accrual at December 31, 2003 to provide for the remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008). The restructuring accrual was further adjusted at December 31, 2004 based on the estimated facility costs through the end of the lease.

                                                                     Size         Owned or   Lease Expiration
Location                          Operations Conducted        (Approx. Sq. Ft.)    Leased          Date
--------                          --------------------        -----------------   --------   ----------------
Wallingford, Connecticut          Executive offices and             49,000         Leased     March 31, 2008
                                  service center

Ithaca, New York                  Manufacturing facility            74,000         Leased      June 30, 2007

Las Vegas, Nevada                 Service center and gaming         13,600         Leased    January 31, 2010
                                  and lottery sales
                                  headquarters

Doncaster, United Kingdom         Sales office and service           2,800         Leased     August 1, 2009
                                  center

Georgia (2), Missouri, New York   Five regional sales                  750         Leased         Various
and Texas                         offices

     We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the Nasdaq National Market under the symbol TACT. Prior to September 2004, our stock was traded on the Nasdaq SmallCap Market. In April 2004, we completed a three-for-two stock split of our common stock effected in the form of a stock dividend. All amounts in the table below reflect the stock split on a retroactive basis. As of February 25, 2005, there were 669 holders of record of the common stock. The high and low sales bid quotations of the common stock reported during each quarter of the years ended December 31, 2004 and 2003 were as follows:

                     Year Ended          Year Ended
                 December 31, 2004   December 31, 2003
                 -----------------   -----------------
                   High      Low       High      Low
                  ------   ------     ------   ------
First Quarter     $26.00   $13.67     $ 3.78   $ 2.60
Second Quarter     34.00    19.13       9.26     3.37
Third Quarter      32.89    15.00      11.93     7.83
                      90
Fourth Quarter     29.28    19.30      18.27    10.55

     No dividends on common stock have been declared except for a cash dividend paid in lieu of fractional shares resulting from our three-for-two stock split in April 2005, and we do not anticipate declaring dividends in the foreseeable future. Our credit agreement with Banknorth N.A. restricts the payment of cash dividends on our common stock for the term of the agreement.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is summarized from our audited financial statements of the past five years:

                                              Year Ended December 31,
                                  -----------------------------------------------
                                    2004      2003      2002      2001      2000
                                  -------   -------   -------   -------   -------
Statement of Operations Data:
   Net sales                      $59,847   $52,098   $39,461   $43,974   $53,720
   Gross profit                    22,042    15,543    10,216     9,774    14,142
   Operating expenses              13,591    12,855    11,200    17,060    14,296
   Operating income (loss)          8,451     2,688      (984)   (7,286)     (154)
   Net income (loss)                5,458     1,528      (692)   (4,922)     (344)
   Net income (loss) available
      to common shareholders        5,236     1,087    (1,050)   (5,280)     (664)
   Net income (loss) per share:
      Basic                          0.55      0.13     (0.12)    (0.63)    (0.08)
      Diluted                        0.51      0.12     (0.12)    (0.63)    (0.08)

                                                 December 31,
                               -----------------------------------------------
                                 2004      2003      2002      2001      2000
                               -------   -------   -------   -------   -------
Balance Sheet Data:
   Total assets                $34,099   $26,361   $22,030   $25,791   $27,619
   Working capital              20,325    11,787     8,798     8,366    13,631
   Long-term debt, excluding
      current portion               --       330     2,791     5,344     5,944
   Redeemable convertible
      preferred stock               --     3,902     3,824     3,746     3,668
   Shareholders' equity         23,715    10,347     6,545     7,315    12,191

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

OVERVIEW

     The year 2004 was a successful year for TransAct, highlighted by the following achievements:

          -    Increased revenues by $7,749,000, or 15% over 2003

          -    Increased operating income by $5,763,000 over 2003

          - Reported record net income of $5,458,000 and diluted earnings per share of $0.51

          -    Repaid all our outstanding bank debt

          -    Finished the year with $8.6 million of cash and cash equivalents

     We continue to focus on sales growth in our two core markets, point of sale ("POS") and banking and gaming and lottery, and in our newly created TransAct Services Group, to drive increased profitability. During 2004, our total net sales grew by 15% to approximately $59,847,000. See the table below for a breakdown of our sales.

                                                                            Change
                                    Year ended          Year ended      -------------
(In thousands)                  December 31, 2004   December 31, 2003      $       %
--------------                  -----------------   -----------------   ------   ----
Printers - POS and banking       $17,664    29.5%    $14,027    26.9%   $3,637   25.9%
Printers - Gaming and lottery     32,144    53.7%     29,528    56.7%    2,616    8.9%
                                 -------   -----     -------   -----    ------
   Subtotal - printers            49,808    83.2%     43,555    83.6%    6,253   14.4%
Services and consumables          10,039    16.8%      8,543    16.4%    1,496   17.5%
                                 -------   -----     -------   -----    ------
   Total net sales               $59,847   100.0%    $52,098   100.0%   $7,749   14.9%
                                 =======   =====     =======   =====    ======

     We experienced substantial growth in the POS and banking market in 2004, primarily in the U.S., despite continued overall economic weakness. We expect this upward trend to continue in the POS and banking market during 2005, although mostly in the second half of 2005. Our POS and banking printer sales increased by 26% to $17,664,000 due primarily to growing sales of our POSjet(R) and Bankjet(R) lines of inkjet printers. During 2003, we announced wins from two major financial services companies for shipments of over 19,000 Bankjet(R) printers to upgrade bank teller applications, which we began to ship in 2003 and substantially completed shipping during 2004. Given our success in 2003 and 2004, and in light of the renewed focus we see banks placing on branch banking, we plan to more proactively seek opportunities with other banks and credit unions for upgrading bank teller systems, if and when they arise. In 2005, we also plan to add two new regional sales people, broaden our product portfolio with the planned launch of two new products, and increase our focus on selling through our distribution and reseller channels. With the global POS printer market of approximately $800 million, we have many opportunities for market share gains, primarily through increasing and enhancing our product portfolio, increasing geographic coverage, and growing our customer base.

     Our focus in the gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreement with GTECH Corporation ("GTECH"), our largest customer and the world's largest provider of lottery terminals, with an approximate 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. Currently, we fulfill substantially all of GTECH's printer requirements for lottery terminal installations and upgrades. During 2004, total sales to GTECH were approximately $9,474,000, compared to $9,766,000 in 2003, representing a decrease of approximately 3 percentage points of total revenue from 2003. Based on existing orders and expected future demand for our lottery printers based on input from GTECH, we expect overall sales to GTECH in 2005 to be modestly higher than the 2004 level. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

     On the gaming side, our focus lies primarily in supplying printers for use in slot machines in casinos and racetracks. During 2004, we continued to benefit from the conversion of traditional coin-issuing slot machines to ticket-issuing slot machines by casinos and racetracks across the United States. As a result, sales of our gaming printers increased by 16%. We expect this trend to continue into 2005, as casinos continue to expand and convert their slot machines, and state governments gain approval for slot machines at racetracks. In addition, we expect to gain market share in the United States due to our relationship with IGT, the world's largest slot machine manufacturer, and the launch of our new Epic950(TM) thermal casino printer. Overall, the adoption and rollout of the ticket-in/ticket-out initiative continues, and we expect a substantial portion of the over 700,000 slot machines in North America to be fitted with a printer within the next two to three years. Beginning in 2005, we expect growth from gaming sales internationally as well, as markets such as Europe and Australia begin to adopt ticket printing for their slot machines. We also plan to broaden our sales coverage in the gaming and lottery market during 2005 to exploit the rollout of the ticket-in/ticket-out initiative with the addition of two new sales people.

     Our services and consumables products, which include the repair of printers and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), offer a substantial growth opportunity and recurring revenue stream for TransAct. Our services and consumables products revenue has grown to $10,039,000, 16.8% of net sales in 2004, an increase of over 17% from 2003. During 2005, we plan to more actively promote and dedicate increased resources to our services and consumables products in an effort to substantially increase the volume of sales. We have added four dedicated sales people, implemented a specialized software system, and improved our sales lead tracking and prospecting processes to enable us to better cross-sell our services and consumables products to our customers. We also have established (in early 2005) two new service centers - a western region service center in Las Vegas, NV and an eastern region service center in Wallingford, CT - to provide national service coverage to our customers. In addition, we believe that the increasing sales of our inkjet printers will lead to a growing installed base that will drive substantially higher inkjet cartridge sales in 2005 and beyond.

     Operationally, gross margin and operating margin were significantly improved and reached record highs in 2004. However, we expect to strategically invest $2.5 million in the growth elements of our business during 2005. We expect that this investment will accelerate our revenue growth and with our operating leverage, should lead to a doubling of revenue and a tripling of diluted earnings per share from 2004 to 2008. We anticipate that this investment will be made across three areas: an incremental $1.2 million investment in sales and marketing; a $400,000 incremental investment in engineering expenses for the development of new products, four of which we expect to launch in 2005; and a $900,000 investment in operations expenses related to the opening and staffing of our new service center in Las Vegas and the hiring of additional services personnel in our Wallingford service center, as we broaden our reach and aggressively pursue the high margin opportunities of the TransAct Services business.

     We reported both record net income and earnings per share (diluted) for 2004. We also generated sufficient cash during 2004 to repay all outstanding borrowings under our credit facility, and accumulated over $8.6 million of cash on our balance sheet as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. Our estimates include those related to revenue recognition, allowance for doubtful accounts, inventory obsolescence, the valuation of deferred tax assets and liabilities, goodwill impairment, warranty obligations, restructuring accruals, contingent liabilities and foreign currency translation. We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates. Actual results may differ from the original estimates. The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.

     REVENUE RECOGNITION - Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, "Revenue Recognition". Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

     ACCOUNTS RECEIVABLE - We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current credit worthiness. We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues. Our allowance for doubtful accounts as of December 31, 2004 was $175,000, or 1.9% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of the accounts receivable. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience. As of December 31, 2004, we had accounts receivable balances due from WMS Gaming, BlueStar (a POS distributor) and GTECH of 18%, 14% and 10%, respectively, of the total balance due, and no other customer accounts receivable balance exceeded 10%. As of December 31, 2003, we had an accounts receivable balance due from Harrah's of 31%, and no other customer accounts receivable balance exceeded 10%.

     INVENTORY - Our inventories are valued at the lower of cost or market. We assess market value based on historical usage and estimates of future demand. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changed market conditions. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income. As of December 31, 2004, our net inventory included a reserve of $2,010,000, or 19.9% of gross inventory to write inventory down to lower of cost or market. Reserves remained at approximately the same level as in 2003.

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

     As of December 31, 2004, we recorded a net deferred tax asset of approximately $2,643,000 and a valuation allowance of $193,000, primarily on a portion of our foreign tax credits. We will need to recognize approximately $7.5 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2004. Based on our projection of future taxable income, no additional valuation allowance is considered necessary. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded, resulting in a charge to income in the period such determination is made.

     GOODWILL - We test the impairment of goodwill each year, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment as of December 31, 2004. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Goodwill amounted to $1,469,000 at December 31, 2004 and we have determined that no goodwill impairment has occurred.

     RESTRUCTURING - In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). However, our Company headquarters and a service center remain in Wallingford, CT. Our technology shift to inkjet and thermal printing from dot matrix impact printing dramatically reduced the labor content in our printers, and therefore, lowered the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of a service center that remains in Connecticut. The closing of the Wallingford manufacturing facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

     In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. Through December 31, 2004, we have incurred approximately $6.0 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately ($0.2 million), $1.1 million and $1.0 million were recognized in 2004, 2003 and 2002, respectively. Management has made reasonable estimates of such costs and expenses. However, if actual costs differ from the estimates, charges or credits to income could result in the period the adjustments are determined. We changed our estimate of the restructuring accrual related to the Wallingford, CT facility resulting in additional restructuring expense in 2002 and 2003, and a reversal of restructuring expense in 2004. We do not expect to incur any additional restructuring expenses related to the Consolidation. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

     WARRANTY - We generally warranty our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs. If actual future product return rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability and related warranty expense would be made.

     CONTINGENCIES - We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to FAS 5. On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.

     ACCUMULATED OTHER COMPREHENSIVE INCOME - Stockholders' equity contains certain items classified as other comprehensive income, including foreign currency translation adjustments related to our non-U.S. subsidiary that has a designated functional currency other than the U.S. dollar. We are required to translate the subsidiary functional currency financial statements to U.S. dollars using a combination of historical, month-end and weighted average foreign exchange rates. This combination of rates creates the foreign currency translation adjustments component of other comprehensive income.

     (A) RESULTS OF OPERATIONS

     (I) YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2004 and 2003 were as follows:

                                                                        Change
                                Year ended          Year ended      -------------
(In thousands)              December 31, 2004   December 31, 2003      $       %
--------------              -----------------   -----------------   ------   ----
Point of sale and banking    $25,124    42.0%    $20,745    39.8%   $4,379   21.1%
Gaming and lottery            34,723    58.0%     31,353    60.2%    3,370   10.7%
                             -------   -----     -------   -----    ------
                             $59,847   100.0%    $52,098   100.0%   $7,749   14.9%
                             =======   =====     =======   =====    ======
International*               $ 6,423    10.7%    $ 4,731     9.1%   $1,692   35.8%
                             =======   =====     =======   =====    ======

* International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

     Net sales for 2004 increased $7,749,000, or 15%, from 2003 due to higher shipments into both our POS and banking and gaming and lottery market. Overall, international sales increased 36% due largely to increased sales of our casino printers into Europe and Australia.

     Point of sale and banking: Sales of our POS products worldwide increased approximately $4,379,000, or 21%, from 2003.

                                                             Change
                     Year ended          Year ended      -------------
(In thousands)   December 31, 2004   December 31, 2003      $       %
--------------   -----------------   -----------------   ------   ----
Domestic          $21,010    83.6%    $16,510    79.6%   $4,500   27.3%
International       4,114    16.4%      4,235    20.4%     (121)  (2.9%)
                  -------   -----     -------   -----    ------
                  $25,124   100.0%    $20,745   100.0%   $4,379   21.1%
                  =======   =====     =======   =====    ======

     Domestic POS revenue increased 27% due largely to significantly higher sales of our POSjet(R) and BANKjet(R) lines of inkjet printers, and increasing sales of our iTherm(R)280 thermal printer. Sales of inkjet printers increased by approximately 48% in 2004 compared to 2003, as we shipped our Bankjet(R) line of inkjet printers to two major financial services companies to upgrade bank teller stations. We completed almost all shipments related to the upgrade during 2004. In addition, we reported higher service, spare parts and consumables revenue in 2004 compared to 2003.

     International POS and banking product revenue decreased by approximately 3% due primarily to sales of our thermal fiscal printer in Europe in 2003 that did not repeat in 2004. We discontinued our thermal fiscal printer in 2004 and do not expect any future shipments.

     We expect sales into the POS market for the first quarter of 2005 to be consistent with those reported for the fourth quarter of 2004. However, we expect full year sales for 2005 to be modestly higher than those reported during 2004, with more significant growth in the second half of 2005.Gaming and lottery: Sales of our gaming and lottery products increased by $3,370,000, or 11%, from 2003, primarily due to significantly stronger sales of our slot machine and video lottery terminal ("VLT") printers, somewhat offset by lower sales of lottery printers to GTECH.

                                                              Change
                     Year ended          Year ended      ----------------
(In thousands)   December 31, 2004   December 31, 2003       $       %
--------------   -----------------   -----------------    ------   -----
Domestic          $32,414    93.4%    $30,857    98.4%    $1,557     5.0%
International       2,309     6.6%        496     1.6%     1,813   365.5%
                  -------   -----     -------   -----     ------
                  $34,723   100.0%    $31,353   100.0%    $3,370    10.7%
                  =======   =====     =======   =====     ======

                                                              Change
                     Year ended          Year ended      ----------------
(In thousands)   December 31, 2004   December 31, 2003       $       %
--------------   -----------------   -----------------    ------   ----
Gaming            $25,249    72.7%    $21,587    68.9%    $3,662   17.0%
Lottery             9,474    27.3%      9,766    31.1%      (292)  (3.0%)
                  -------   -----     -------   -----     ------
                  $34,723   100.0%    $31,353   100.0%    $3,370   10.7%
                  =======   =====     =======   =====     ======

     Sales of our gaming products, which include video lottery terminal ("VLT") and slot machine printers used in casinos and racetracks ("racinos"), and related spare parts and repairs, increased 17% from 2003. This increase resulted primarily from increased installations of our casino printers, primarily for use in slot machines at casinos throughout North America, Europe and Australia that print receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") Although we expect the softness in domestic casino printer sales that we experienced in December 2004 to continue into the first half of 2005, we expect sales or our gaming products to increase in 2005 compared to 2004 as IGT integrates our new Epic 950(TM) printer and casinos and other venues in Europe and Australia accelerate the adoption of ticket printing in the second half of 2005.

     Total sales to GTECH, which included impact and thermal on-line lottery printers, impact in-lane lottery printers (primarily found at checkout counters of certain grocery stores), and spare parts revenue, decreased by 3% to approximately $9,474,000, or 16% of net sales, in 2004, compared to $9,766,000, or 19% of net sales, in 2003.

     See the table below for an analysis of revenues from GTECH.

                                                     Year ended
                                                    December 31,
                                                  ----------------
(In thousands, except %)                           2004      2003
------------------------                          ------   -------
Impact on-line lottery printers and spare parts   $3,466    $1,596
Thermal on-line lottery printers                   6,008     8,000
In-lane lottery printers                              --       170
                                                  ------    ------
                                                  $9,474    $9,766
                                                  ======    ======
 % of consolidated net sales                          16%       19%

     In July 2002, we entered into a 5-year agreement with GTECH to provide a newly designed thermal on-line lottery printer. We shipped approximately $6,008,000 and $8,000,000 of these printers during 2004 and 2003, respectively. Based on existing orders and expected future demand based on input from GTECH, we expect overall sales to GTECH in 2005 to be modestly higher than the 2004 level. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

     Sales to GTECH of impact on-line lottery printers and spare parts totaled approximately $3,466,000 in 2004, compared to $1,596,000 in 2003. Because our thermal on-line lottery printer is a replacement for our impact on-line lottery printer, we do not expect any further shipments of impact on-line lottery printers to GTECH beyond 2004. However, we do expect to continue to sell spare parts to GTECH for the significant remaining installed base of impact on-line lottery printers. Shipments of in-lane lottery printers totaled approximately $170,000 in 2003, and we made no shipments of such printers in 2004. Since sales of in-lane lottery printers are project-oriented, we cannot predict if and when future sales may occur.

     International gaming and lottery product sales increased $1,813,000 to $2,309,000, from 2003. Such sales represented 7% and less than 2% of total sales into our gaming and lottery market during 2004 and 2003, respectively. We experienced growth in international gaming revenue in 2004 as markets in Europe and Australia begin to adopt and roll out ticket printing in slot machines. We expect more substantial growth in 2005, as we expect sales or our gaming printers related to the rollout of ticket printing to accelerate in Europe and Australia, especially in the second half of 2005.

     GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated overhead. Gross profit increased by $6,499,000, or 42%, to $22,042,000, and gross margin increased to 36.8% from 29.8% due primarily to a more favorable sales mix of higher margin products and continued reductions in component and sub-component costs in 2004 compared to 2003. Both gross profit and gross margin for 2004 benefited from a substantial increase in the volume of sales (15%) and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers in 2004 compared to 2003. Gross profit in 2003 was impacted by a charge of $740,000, or 1.4% of net sales, related to a royalty payable to Seiko Epson for past usage of certain technology (see "Contingent Liabilities" in Liquidity and Capital Resources). Although we expect gross margin for the first quarter of 2005 to be substantially lower than the full year 2005 level due to the lower expected volume of sales in the quarter, we expect gross margin for 2005 to be at approximately the same level as that reported for 2004.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services and supplies). Such expenses increased $439,000, or 19%, to $2,715,000, primarily due to (1) compensation related expenses (approximately $100,000) and (2) expenses incurred in the fourth quarter of 2004 related to IGT's integration and attainment of jurisdictional approvals for our new Epic950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration") (approximately $350,000). We expect to incur an additional $150,000 in expenses in the first quarter of 2005 related to the IGT Integration. Engineering and product development expenses increased as a percentage of net sales to 4.5% from 4.4%, primarily due to expenses related to the IGT Integration, largely offset by a higher sales volume in 2004 compared to 2003. We expect engineering and product development expenses to increase in 2005 as we plan to add staff and utilize more contract engineering services to continue increasing product development to expand our families of inkjet printers for the POS market and ticket-issuing printers for the casino market.

     SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $143,000, or 3%, to $5,111,000, due primarily to higher recruitment, compensation and travel expenses related to additional sales and marketing staff, including expenses associated with the opening of our new gaming and lottery headquarters and western region service center in Las Vegas, to support our growing gaming printer sales (approximately $700,000). Such increases were largely offset by lower (1) print advertising and other promotional marketing expense (approximately $110,000), (2) sales commissions (approximately $180,000), and
(3) expenses at our UK facility (approximately $270,000) due largely to a staff reduction. Selling and marketing expenses decreased as a percentage of net sales to 8.5% from 9.5%, due primarily to higher volume of sales in 2004 compared to 2003. We expect selling and marketing expenses to increase significantly in 2005, as we plan to increase and broaden our sales coverage in the POS and banking market and the gaming and lottery market with the addition of new sales staff and enhanced marketing programs, as well as establish our new TransAct Services business unit with a new dedicated sales force and two new service centers in Las Vegas, NV and Wallingford, CT. We believe this investment is necessary in 2005 to achieve our sales growth strategy for 2005 and beyond.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff; expenses for our corporate headquarters; professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $1,507,000, or 34%, due largely to higher professional expenses, including those related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff (and associated recruiting fees) related to Sarbanes Oxley. We incurred approximately $650,000 of external expenses directly related to compliance with Sarbanes-Oxley during 2004. In addition, during 2004 we expensed approximately $110,000 of costs we incurred in conducting due diligence related to our proposed acquisition of TPG, Inc., as the proposed acquisition was terminated. We also incurred approximately $95,000 of one-time listing fees related to our move back onto the Nasdaq National Market from the Nasdaq SmallCap Market. General and administrative expenses increased as a percentage of net sales to 10.0% from 8.6%, due primarily to the factors listed above, partially offset by a higher volume of sales in 2004 compared to 2003. We expect general and administrative expenses to increase slightly in 2005.

     BUSINESS CONSOLIDATION AND RESTRUCTURING. We recorded a reversal of expense of $225,000, and a charge of $1,128,000 related to the Consolidation in 2004 and 2003, respectively. These amounts were substantially the result of revisions to our original estimate for non-cancelable lease payments included in the restructuring accrual. As of December 31, 2004, we have provided for the estimated remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008).

     We do not expect to incur any further restructuring expenses related to the Consolidation. See "Consolidation Expenses" in Liquidity and Capital Resources.

     OPERATING INCOME. During 2004, we reported operating income of $8,451,000, or 14.1% of net sales, compared to $2,688,000, or 5.2% of net sales, in 2003. The significant increase in our operating income and operating margin was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily general and administrative expenses) in 2004 compared to 2003. Operating income for 2004 included a reversal of expense related to the Consolidation ($225,000) and a charge related to the IGT Integration ($350,000). Operating income for 2003 included a charge related to the Consolidation ($1,128,000) and a royalty payable to Seiko-Epson for past usage of certain technology ($740,000).

     INTEREST. We recorded net interest income of $4,000 in 2004 compared to net interest expense of $210,000 in 2003, as we repaid all outstanding revolving borrowings at December 31, 2003 and the remaining outstanding balance on our term loan in January 2004. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2005. During 2005, we expect to report increasing net interest income as our cash balance increases throughout the year. See "Liquidity and Capital Resources" below for more information.

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

     OTHER EXPENSE. Other expense for 2004 and 2003 primarily included transaction exchange losses recorded by our UK subsidiary due to the strengthening of the British pound against the U.S. dollar.

     INCOME TAXES. We recorded an income tax provision of $2,979,000 and $725,000 in 2004 and 2003, respectively, at an effective rate of 35.3% and 32.2%, respectively. The lower effective rate in 2003 reflects a favorable outcome of a state tax audit, benefits from certain tax credits, and utilization of state net operating loss carryforwards not previously anticipated. We expect to record income taxes at an effective rate of approximately 36.5% during 2005.

     NET INCOME. We reported net income in 2004 of $5,458,000, or $0.51 per diluted share compared to net income of $1,528,000, or $0.12 per diluted share in 2003. Earnings per share have been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. Dividends paid in 2004 were approximately $86,000, and there will be no dividends or allocation of earnings to preferred shareholders beyond 2004, as the preferred stock was converted to common stock in April 2004. All share and per share amounts reflect the April 2004 stock split on a retroactive basis. In December 2004, the FASB issued Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("FAS123R"), which requires the recognition of compensation expense for share-based compensation (including shares issued under employee stock purchase plans, stock options and restricted stock) over the period in which the share-based compensation vests. We expect the adoption of FAS 123R to have a material impact on our results of operations and earnings per share.

     (II) YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2003 and 2002 were as follows:

                                                                        Change
                                Year ended         Year ended       -------------
(In thousands)              December 31, 2003   December 31, 2002      $       %
--------------              -----------------   -----------------   -------   ---
Point of sale and banking    $20,745    39.8%    $18,475    46.8%   $ 2,270   12%
Gaming and lottery            31,353    60.2%     20,986    53.2%    10,367   49%
                             -------   -----     -------   -----    -------
                             $52,098   100.0%    $39,461   100.0%   $12,637   32%
                             =======   =====     =======   =====    =======
International                $ 4,731     9.1%    $ 4,706    11.9%   $    25    1%
                             =======   =====     =======   =====    =======

     Net sales for 2003 increased $12,637,000, or 32%, from 2002 largely due to significantly higher shipments into our gaming and lottery market, as well as increased shipments into our POS market. Overall, international sales remained relatively flat in 2003 compared to 2002.

     Point of sale and banking: Sales of our POS products worldwide increased approximately $2,270,000, or 12%, from 2002.

                                                            Change
                     Year ended          Year ended      -----------
(In thousands)   December 31, 2003   December 31, 2002      $      %
--------------   -----------------   -----------------   ------   --
Domestic          $16,510    79.6%    $14,119    76.4%   $2,391   17%
International       4,235    20.4%      4,356    23.6%     (121)  (3%)
                  -------   -----     -------   -----    ------
                  $20,745   100.0%    $18,475   100.0%   $2,270   12%
                  =======   =====     =======   =====    ======

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

     International POS revenue decreased 3% due primarily to lower sales of our thermal fiscal printers in Europe (approximately $800,000). Lower thermal fiscal printer sales were largely offset by (1) higher sales of printers (approximately $300,000) through our expanding network of international distributors and (2) higher service, spare parts and consumables revenue (approximately $400,000), largely resulting from a service contract related to printers shipped for the British Post Office in prior years. Such service contract expires in the second quarter of 2005, and provides quarterly revenue of approximately $250,000.

     Gaming and lottery: Sales of our gaming and lottery products increased by $10,367,000, or 49%, from 2002, primarily due to significantly stronger sales of our slot machine and video lottery terminal ("VLT") printers, somewhat offset by lower sales of lottery printers to GTECH.

                                                             Change
                     Year ended         Year ended       -------------
(In thousands)   December 31, 2003   December 31, 2002      $       %
--------------   -----------------   -----------------   -------   ---
Domestic          $30,857    98.4%    $20,636    98.3%   $10,221   50%
International         496     1.6%        350     1.7%       146   42%
                  -------   -----     -------   -----    -------
                  $31,353   100.0%    $20,986   100.0%   $10,367   49%
                  =======   =====     =======   =====    =======

                                                             Change
                     Year ended         Year ended       -------------
(In thousands)   December 31, 2003   December 31, 2002      $       %
--------------   -----------------   -----------------   -------   ---
Gaming            $21,587    68.9%    $10,277    49.0%   $11,310   110%
Lottery             9,766    31.4%     10,709    51.0%      (943)   (9%)
                  -------   -----     -------   -----    -------
                  $31,353   100.0%    $20,986   100.0%   $10,367    49%
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

                                                     Year ended
                                                    December 31,
                                                  ----------------
(In thousands, except %)                           2003      2002
------------------------                          ------   -------
Impact on-line lottery printers and spare parts   $1,596   $10,032
Thermal on-line lottery printers                   8,000        --
In-lane lottery printers                             170       677
                                                  ------   -------
                                                  $9,766   $10,709
                                                  ======   =======
 % of consolidated net sales                          19%       27%

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

     GROSS PROFIT. Gross profit increased by $5,327,000, or 52%, to $15,543,000, and gross margin increased to 29.8% from 25.9%. Both gross profit and gross margin for 2003 benefited from a substantial increase in the volume of sales (32%) and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers in 2003 compared to 2002. Gross profit included a charge of $740,000, or 1.4% of net sales, and $160,000, or 0.4% of net sales, related to a royalty payment to Seiko-Epson for past usage of certain technology. (see "Contingent Liabilities" in Liquidity and Capital Resources) in 2003 and 2002, respectively.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services and supplies). Such expenses increased $251,000, or 12%, to $2,276,000, primarily due to higher (1) compensation related expenses (approximately $80,000) and (2) expenses (including travel) related largely to the development of our new thermal on-line lottery printer for GTECH and our iTherm(R)280 thermal POS printer ($170,000). Engineering and product development expenses decreased as a percentage of net sales to 4.4% from 5.1%, primarily due to significantly higher sales volume in 2003 compared to 2002.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff; expenses for our corporate headquarters; professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $293,000, or 7%, to $4,483,000. During 2003 we incurred higher legal expenses (approximately $250,000) related to our growing patent portfolio and a royalty payable to Seiko-Epson for past usage of certain technology. In addition, incentive compensation increased by approximately $130,000. These increases were somewhat offset by staff reductions resulting from the Consolidation (approximately $80,000). General and administrative expenses decreased as a percentage of net sales to 8.6% from 10.6%, due primarily to higher volume of sales in 2003 compared to 2002.

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

     OPERATING INCOME (LOSS). During 2003, we reported operating income of $2,688,000, or 5.2% of net sales, compared to an operating loss of $984,000, or 2.5% of net sales, in 2002. The significant increase in our operating income was due largely to higher gross profit on higher sales, partially offset by higher operating expenses (primarily selling and marketing expenses) in 2003 compared to 2002. Operating income (loss) for 2003 and 2002 included charges related to the Consolidation ($1,128,000 and $958,000, respectively) and a royalty payable to Seiko-Epson for past usage of certain technology ($740,000 and $160,000, respectively).

     INTEREST. We reported interest expense of $219,000 in 2003 compared to $217,000 in 2002. Interest income decreased by $16,000 to $9,000 in 2003. The decrease in interest income was largely attributable to a higher level of invested cash in 2002 resulting from the receipt of an advance payment of approximately $5.8 million from a major customer in advance of printer shipments, the proceeds of which were used to repay outstanding revolving borrowings in 2002. At December 31, 2003, we had no outstanding revolving borrowings and $420,000 outstanding under a term loan that we repaid during January 2004.

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

     NET INCOME (LOSS). We reported net income in 2003 of $1,528,000, or $0.12 per diluted share. This compares to a net loss in 2002 of $692,000, or $0.12 per diluted share. Earnings per share have been retroactively restated for adoption of EITF 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. All share and per share amounts reflect the April 2004 stock split on a retroactive basis.

(B)  LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     Overview: During 2004, we significantly improved our operating results. We reported record levels of gross margin, operating margin, and earnings per share. We also finished the year with no outstanding bank debt and $8.6 million of cash and cash equivalents. Looking forward, we expect to generate approximately $8 to $9 million in cash from operations during 2005 and have between $13 and $14 million of cash on our balance sheet at the end of 2005. We also expect to earn increasing interest income on our available cash balance throughout 2005.

     Operating activities: The following significant factors affected our cash provided by operations of $8,344,000 in 2004:

          -    We reported net income of $5,458,000.

          - We recorded depreciation, amortization and non-cash compensation expense of $1,925,000.

          - Accounts payable increased by $516,000 due to the timing of payments and increased inventory purchases resulting from ahigher volume of sales.

          - Accrued liabilities, including accrued patent license fees, increased by $1,180,000, after recognition of a reduction in taxes payable of $2,332,000 related to employee stock sales. The increase was due primarily to higher compensation related accruals and an increase in deferred revenue on extended warranty contracts and other customer prepayments.

          - Accrued restructuring expenses decreased by $671,000. (See "Consolidation Expenses" below).

     Investing activities: Our capital expenditures were approximately $1,178,000 and $1,261,000 in 2004 and 2003, respectively. Expenditures in 2004 primarily included new product tooling, and to a lesser extent, computer hardware and software. We expect to significantly increase our capital expenditures in 2005 to approximately $4,000,000, which is substantially higher than in recent years. During 2005, we expect to invest in three significant projects: (1) the purchase and implementation of Oracle software; (2) office renovations to our Ithaca, NY facility; and (3) office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV. We believe these projects will provide us with improved efficiency and will enable us to streamline and more cost effectively manage our business as it grows in size, number of locations and overall complexity. In addition to these projects, we also expect to continue our focus on product development and the purchase of tooling for new products and enhanced versions of our existing products.

     Financing activities: We generated approximately $902,000 from financing activities during 2004, largely due to proceeds from stock option, warrant and stock purchase plan exercises (approximately $1,515,000), somewhat offset by the repayment of our term loan (approximately $420,000), payments of cash dividends on our preferred stock and common stock (related to cash in lieu of partial shares resulting from our stock split) (approximately $91,000) and payments of expenses (approximately $102,000) related to conversion of the preferred stock into common stock and the subsequent registration of the resulting common stock.

WORKING CAPITAL

     Our working capital increased to $20,325,000 at December 31, 2004 from $11,787,000 at December 31, 2003. The current ratio also increased to 3.32 to 1 at December 31, 2004 from 2.36 to 1 at December 31, 2003. The increase in both working capital and the current ratio was largely due to significantly higher cash balance (approximately $8,130,000) from cash generated during the year. We also maintained flat accounts receivable and inventory balances on higher sales.

DEFERRED TAXES

     As of December 31, 2004, we had a net deferred tax asset of approximately $2,643,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.5 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CONTINGENT LIABILITIES

     During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we paid the $900,000 royalty for past usage in full by January 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

CREDIT FACILITY AND BORROWINGS

     On August 6, 2003, we entered into a $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which may be drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%, which is included in interest expense, and are secured by a lien on all the assets of the company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

     On November 12, 2004, we amended our $12.5 million Banknorth Credit Facility. Under the terms of the agreement, we renewed, through July 2005, our $1.0 million equipment loan, which had expired on July 31, 2004. The amendment also revised certain other terms of the revolving credit facility.

     The borrowing base of the revolving credit line under the Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

     As of December 31, 2004, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $12,500,000 at December 31, 2004. However, our maximum additional available borrowings under the facility were limited to approximately $9,700,000 at December 31, 2004 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the Banknorth Credit Facility at December 31, 2004.

PREFERRED STOCK

     In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends per quarter. We also recorded non-cash accretion of approximately $20,000 per quarter related to preferred stock warrants and issuance costs. The preferred stock was convertible at any time by the holders at a conversion price of $6.00 per common share. In April 2004, all holders of our Series B Preferred Stock converted all their preferred shares into common stock. As a result of the conversion, a total 666,665 new shares of common stock were issued. No future dividend payments are required beyond the second quarter of 2004. The conversion will result in a cash savings of approximately $280,000 annually, as we will no longer pay dividends previously required under the terms of the preferred stock.

SHAREHOLDERS' EQUITY

     Shareholders' equity increased by $13,368,000 to $23,715,000 at December 31, 2004 from $10,347,000 at December 31, 2003. The increase was primarily due to the following for the year ended December 31, 2004: (1) net income available to common shareholders of $5,458,000, (2) the conversion of our preferred stock into common stock, net of costs of $3,824,000 (3) proceeds of approximately $1,379,000 from the issuance of approximately 322,000 shares of common stock from stock option exercises and purchase from our employee stock purchase plan, and (4) an increase in additional paid in capital of approximately $2,332,000 resulting from the recording of a tax benefit from tax deductions arising from stock option exercises.

CONSOLIDATION EXPENSES

     During 2001 through 2004, we incurred approximately $5,957,000 of business consolidation, restructuring and related expenses as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets.

     After expanded efforts to sub-lease our facility in 2003, we determined that, because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during the fourth quarter of 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility. In 2004, we revised our estimate of the amount of remaining non-cancelable lease payments and related costs associated with the manufacturing facility, which resulted in the reversal of approximately $225,000 of accrued restructuring expenses.

     We paid approximately $446,000, $721,000 and $2,242,000 of expenses related to the Consolidation in 2004, 2003 and 2002, respectively. We expect to pay approximately $420,000 per year from 2005 through 2007, and the remaining $200,000 in 2008. These payments from 2005 through 2008 relate primarily to lease and occupancy costs in our Wallingford, CT facility.

CONTRACTUAL OBLIGATIONS

     TransAct's contractual obligations as of December 31, 2004 were as follows:

                                        Less than                           More than
(In thousands)                 Total      1 year    1-3 years   3-5 years    5 years
--------------                -------   ---------   ---------   ---------   ---------
Operating lease obligations   $ 6,817   $    999    $ 2,173     $  1,850    $   1,795
Purchase obligations           15,797     14,066      1,731           --           --

     Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of raw material and component part inventory.

RESOURCE SUFFICIENCY

     We believe that cash on-hand and cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures and meet our liquidity requirements through at least December 31, 2005.

(C)  IMPACT OF INFLATION

     TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected by inflation during 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to the investment of our available cash and cash equivalents. In accordance with our investment policy, we strive to achieve above market rates of return in exchange for accepting a prudent amount of incremental risk, which includes the risk of interest rate movements. Risk tolerance is constrained by an overriding objective to preserve capital. An effective increase or decrease of 10% in interest rates would not have a material effect on our results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Registered Public Accounting Firm                     24

TransAct Technologies Incorporated consolidated financial statements:

   Consolidated balance sheets as of December 31, 2004 and 2003             25

   Consolidated statements of operations for the years ended
      December 31, 2004, 2003 and 2002                                      26

   Consolidated statements of changes in shareholders' equity and comprehensive income (loss) for the years ended December 31,
      2004, 2003 and 2002                                                   27

   Consolidated statements of cash flows for the years ended
      December 31, 2004, 2003 and 2002                                      28

   Notes to consolidated financial statements                               29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TransAct Technologies
Incorporated:

We have completed an integrated audit of TransAct Technologies Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 15, 2005

                       TRANSACT TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,   December 31,
                                                                   2004           2003
                                                               ------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                      $ 8,628        $   498
   Receivables, net                                                 8,910          9,074
   Inventories                                                      8,074          8,061
   Refundable income taxes                                            510            130
   Deferred tax assets                                              2,370          2,340
   Other current assets                                               586            379
                                                                  -------        -------
      Total current assets                                         29,078         20,482
                                                                  -------        -------
Fixed assets, net                                                   3,177          3,607
Goodwill                                                            1,469          1,469
Deferred tax assets                                                   274            684
Other assets                                                          101            119
                                                                  -------        -------
                                                                    5,021          5,879
                                                                  -------        -------
Total assets                                                      $34,099        $26,361
                                                                  =======        =======

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
   AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Current portion of term loan                                   $     0        $    90
   Accounts payable                                                 3,804          3,288
   Accrued liabilities                                              3,395          2,892
   Accrued restructuring expenses                                     420            480
   Accrued patent license fees                                        417            408
   Deferred revenue                                                   717          1,537
                                                                  -------        -------
      Total current liabilities                                     8,753          8,695
                                                                  -------        -------

Long-term portion of term loan                                         --            330
Accrued restructuring expenses                                      1,034          1,645
Accrued patent license fees                                            --            750
Accrued product warranty                                              153            169
Deferred revenue                                                      444            523
                                                                  -------        -------
                                                                    1,631          3,417
                                                                  -------        -------
   Total liabilities                                               10,384         12,112
                                                                  -------        -------
Commitments and contingencies (Note 11)

Series B Redeemable convertible preferred stock, $0.01 par
   value,  8,000 shares authorized, none and 4,000 shares
   issued and outstanding (liquidation preference of
   $4,098 as of December 31, 2003)                                     --          3,902
                                                                  -------        -------
Shareholders' equity:
   Preferred stock, $0.01 par value, 4,792,000
      authorized, none issued and outstanding                          --             --
   Preferred stock, Series A, $0.01 par value, 200,000
      authorized, none issued and outstanding                          --             --
   Common stock, $0.01 par value, 20,000,000 authorized,
      10,037,766 and 8,952,650 shares issued and outstanding          100             60
   Additional paid-in capital                                      17,401          8,441
   Retained earnings                                                7,112          1,769
   Unamortized restricted stock compensation                       (1,067)           (30)
   Accumulated other comprehensive income                             169            107
                                                                  -------        -------
      Total shareholders' equity                                   23,715         10,347
                                                                  -------        -------
Total liabilities, redeemable convertible preferred stock
   and shareholders' equity                                       $34,099        $26,361
                                                                  =======        =======

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2004      2003      2002
                                                  -------   -------   -------
Net sales                                         $59,847   $52,098   $39,461
Cost of sales                                      37,805    36,555    29,245
                                                  -------   -------   -------
Gross profit                                       22,042    15,543    10,216
                                                  -------   -------   -------
Operating expenses:
   Engineering, design and product development      2,715     2,276     2,025
   Selling and marketing                            5,111     4,968     4,027
   General and administrative                       5,990     4,483     4,190
   Business consolidation and restructuring          (225)    1,128       958
                                                  -------   -------   -------
                                                   13,591    12,855    11,200
                                                  -------   -------   -------
Operating income (loss)                             8,451     2,688      (984)
                                                  -------   -------   -------
Other income (expense):
   Interest expense                                   (44)     (219)     (217)
   Interest income                                     48         9        25
   Write-off of deferred financing costs               --      (103)       --
   Other, net                                         (18)     (122)       94
                                                  -------   -------   -------
                                                      (14)     (435)      (98)
                                                  -------   -------   -------
Income (loss) before income taxes                   8,437     2,253    (1,082)
Income tax provision (benefit)                      2,979       725      (390)
                                                  -------   -------   -------
Net income (loss)                                   5,458     1,528      (692)
   Dividends and accretion charges on preferred
      stock                                          (111)     (358)     (358)
   Earnings allocated to preferred shareholders      (111)      (83)       --
                                                  -------   -------   -------
Net income (loss) available to common
   shareholders                                   $ 5,236   $ 1,087   $(1,050)
                                                  =======   =======   =======
Net income (loss) per common share:
   Basic                                          $  0.55   $  0.13   $ (0.12)
   Diluted                                        $  0.51   $  0.12   $ (0.12)

Shares used in per share calculation:
   Basic                                            9,593     8,689     8,454
   Diluted                                         10,231     9,335     8,454

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                        (In thousands, except share data)

                                                                      Unamortized     Loan      Accumulated
                              Common Stock     Additional             Restricted   Receivable      Other                  Total
                           ------------------    Paid-in   Retained      Stock        from     Comprehensive           Comprehensive
                             Shares    Amount   Capital    Earnings  Compensation   Officer    Income (Loss)   Total   Income (Loss)
                           ----------  ------  ----------  --------  ------------  ----------  -------------  -------  -------------
Balance, December 31, 2001  8,527,155  $  57   $  6,303    $ 1,649   $    (286)    $  (330)    $    (78)      $ 7,315
   Cancellation of
      restricted stock           (900)    --         (5)        --           5          --           --            --
   Issuance of shares from
      exercise of
      stock options            39,150     --        111         --          --          --           --           111
   Issuance of shares from
      employee
      stock purchase plan       7,274     --         19         --          --          --           --            19
   Amortization of
      restricted stock
      compensation                 --     --         --         --         184          --           --           184
   Tax charge related to
      restricted
      stock vested                 --     --       (120)        --          --          --           --          (120)
   Dividends paid on
      preferred stock              --     --         --       (280)         --          --           --          (280)
   Accretion of preferred
      stock discount and
      issuance costs               --     --         --        (78)         --          --           --           (78)
   Comprehensive income
      (loss):
      Foreign currency             --     --         --         --          --          --           86            86         86
      translation adj
   Net loss                        --     --         --       (692)         --          --           --          (692)      (692)
                           ----------   ----    -------     ------     -------       -----         ----       -------     ------
Balance, December 31, 2002  8,572,679     57      6,308        599         (97)       (330)           8         6,545       (606)
                                                                                                                          ======
   Issuance of shares from
      exercise of
      stock options           357,906      3      1,355         --          --          --           --         1,358
   Issuance of shares from
      employee
      stock purchase plan       3,130     --          9         --          --          --           --             9
   Issuance of shares from
      exercise of
      common stock
      warrants                 18,935     --         --         --          --          --           --            --
   Amortization of
      restricted
      stock compensation           --     --         --         --          67          --           --            67
   Tax benefit related to
      employee stock sales         --     --        769         --          --          --           --           769
   Dividends paid on
      preferred stock              --     --         --       (280)         --          --           --          (280)
   Accretion of preferred
      stock discount and
      issuance costs               --     --         --        (78)         --          --           --           (78)
   Repayment of loan from
      officer                      --     --         --         --          --         330           --           330
   Comprehensive income:
   Foreign currency
      translation adj.             --     --         --         --          --          --           99            99         99
   Net income                      --     --         --      1,528          --          --           --         1,528      1,528
                           ----------   ----    -------     ------     -------       -----         ----       -------     ------
Balance, December 31, 2003  8,952,650     60      8,441      1,769         (30)         --          107        10,347      1,627
   Cancellation of
      restricted stock         (3,000)    --        (72)        --          72          --            --           --
   Issuance of shares from
      exercise of
      stock options           321,947      3      1,376         --          --          --            --        1,379
   Issuance of shares from
      employee
      stock purchase plan       3,706     --         47         --          --          --            --           47
   Issuance of shares from
      exercise of common
      stock warrants           15,000     --         90                                                            90
   Issuance of shares from
      conversion   of
      preferred stock, net
      of issuance and
      registration costs      666,665      6      3,818         --          --          --            --        3,824
   Issuance of restricted
      stock                    81,000      1      1,399         --      (1,400)         --            --           --
   Amortization of
      restricted stock
      compensation                 --     --         --         --         291          --            --          291
   Tax benefit related to
      employee stock sales         --     --      2,332         --          --          --            --        2,332
   Redemption of partial
      shares of common
      stock in connection
      with the 3:2 stock
      split                      (202)    30        (30)        --          --          --            --
   Dividends paid on
      preferred stock              --     --         --        (91)         --          --            --          (91)
   Accretion of preferred
      stock  discount and
      issuance costs
   Comprehensive
      income:                      --     --         --        (24)         --          --            --          (24)
   Foreign currency
      translation  adj.            --     --         --         --          --          --            62           62         62
   Net income                      --     --         --      5,458          --          --            --        5,458      5,458
                           ----------   ----    -------     ------     -------       -----         -----      -------     ------
Balance, December 31, 2004 10,037,766   $100    $17,401     $7,112     $(1,067)      $  --         $ 169      $23,715     $5,520
                           ==========   ====    =======     ======     =======       =====         =====      =======     ======

          See accompanying  notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Year Ended December 31,
                                                        ---------------------------
                                                          2004      2003      2002
                                                        -------   -------   -------
Cash flows from operating activities:
   Net income (loss)                                    $ 5,458   $ 1,528   $  (692)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Non-cash compensation expense                      291        67       184
         Write-off of deferred bank financing costs          --       103        --
         Depreciation and amortization                    1,634     1,656     1,935
         Deferred income taxes                              380       162       968
         Loss (gain) on sale of fixed assets                 --        (1)       --
         Changes in operating assets and liabilities:
            Receivables                                     164    (5,035)        8
            Inventories                                     (13)      374     2,198
            Refundable income taxes                        (380)       98      (228)
            Other current assets                           (207)      (52)     (115)
            Other assets                                     (8)       (8)      (63)
            Accounts payable                                516       305        80
            Accrued liabilities, deferred revenue and
               other liabilities                          1,920     1,212       528
            Accrued patent license fees                    (741)      998       160
            Accrued restructuring expenses                 (671)      407    (1,284)
                                                        -------   -------   -------
         Net cash provided by operating activities        8,343     1,814     3,679
                                                        -------   -------   -------

Cash flows from investing activities:
   Purchases of fixed assets                             (1,178)   (1,261)     (577)
   Proceeds from sale of fixed assets                        --         1        --
   Repayment of loan receivable from officer                 --       330        --
                                                        -------   -------   -------
      Net cash used in investing activities              (1,178)    (930)     (577)
                                                        -------   -------   -------

Cash flows from financing activities:
   Revolving bank loan repayments, net                       --    (2,541)   (2,453)
   Term loan borrowings                                      --       450        --
   Term loan repayments                                    (420)     (380)     (100)
   Proceeds from option exercises, employee
      stock purchase plan, and common stock
      warrants                                            1,516     1,364       130
   Payment of cash dividends                                (91)     (280)     (280)
   Payment of preferred stock conversion                   (102)       --        --
     and registration expense                           -------   -------   -------
      Net cash provided by (used in) financing
         activities                                         903    (1,387)   (2,703)
                                                        -------   -------   -------

Effect of exchange rate changes                              62        99        86
                                                        -------   -------   -------

Increase (decrease) in cash and cash equivalents          8,130      (404)      485
Cash and cash equivalents, beginning of period              498       902       417
                                                        -------   -------   -------
Cash and cash equivalents, end of period                $ 8,628   $   498   $   902
                                                        =======   =======   =======

Supplemental cash flow information:
   Interest paid                                        $    44   $   226   $   252
   Income taxes paid (refunded), net                        379       229      (975)

Non-cash financing activities:
   Conversion of preferred stock to common
      stock                                             $ 3,926   $    --   $    --
   Tax benefit related to employee stock sales            2,332       769        --
   Accretion of preferred stock discount and
      issuance costs                                         24        78        78
   Issuance of restricted stock                           1,400        --        --

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

          TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) and Magnetec(R) brand names. In addition, we market related consumables, spare parts and services. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale and banking ("POS") and gaming and lottery. We sell our products to original equipment manufacturers ("OEM"), value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          STOCK SPLIT: On March 4, 2004, we announced that our Board of Directors approved a three-for-two stock split of our common stock to be effected in the form of a 50 percent stock dividend. The additional shares were payable April 2, 2004 to shareholders of record at the close of business on March 17, 2004. As a result of the stock dividend, shareholders of record received one additional share of common stock for every two shares of common stock held on the record date, and cash instead of any fractional shares. All share and per-share amounts within the accompanying financial statements and footnotes reflect the stock split.

          PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements were prepared on a consolidated basis to include the accounts of TransAct and its wholly-owned subsidiaries. All intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

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

                                    Year ended          Year ended          Year ended
(In thousands)                  December 31, 2004   December 31, 2003   December 31, 2002
--------------                  -----------------   -----------------   -----------------
Printers - POS                   $17,664    29.5%    $14,027    26.9%    $12,900    32.7%
Printers - Gaming and lottery     32,144    53.7%     29,528    56.7%     19,578    49.6%
                                 -------   -----     -------   -----     -------   -----
   Subtotal - printers            49,808    83.2%     43,555    83.6%     32,478    82.3%
Services and consumables          10,039    16.8%      8,543    16.4%      6,983    17.7%
                                 -------   -----     -------   -----     -------   -----
   Total net sales               $59,847   100.0%    $52,098   100.0%    $39,461   100.0%
                                 =======   =====     =======   =====     =======   =====

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

          FIXED ASSETS: Fixed assets are stated at cost. Depreciation is provided for primarily by the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer equipment is three years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Costs related to repairs and maintenance are expensed as incurred. Depreciation was $1,608,000, $1,579,000 and $1,843,000 in 2004,
     2003 and 2002, respectively

          GOODWILL: We adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill is no longer amortized and will be tested for impairment at least annually at the reporting unit level.

          FAS 142 requires that goodwill be tested annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have performed an impairment test as of December 31, 2004 and determined that no impairment has occurred.

          LONG-LIVED ASSETS: We evaluate our long-lived assets, which are comprised primarily of fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not recognize any impairment loss for long-lived assets in 2004, 2003 or 2002.

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

          CONCENTRATION OF CREDIT RISK: Financial instruments that potentially expose TransAct to concentrations of credit risk are limited to accounts receivable. Sales to GTECH Corporation ("GTECH") (for lottery printers) accounted for approximately 16%, 19% and 27% of net sales during 2004, 2003 and 2002, respectively. Sales to WMS Gaming (for sales of gaming printers) accounted for approximately 14% of net sales during 2004, and sales to Harrah's (for casino slot machine printers) accounted for approximately 12% of net sales during 2003. As of December 31, 2004, we had accounts receivable balances due from WMS Gaming (for sales of gaming printers), BlueStar Distributing (for sales of POS printers) and from GTECH (for sales of lottery printers) that accounted for 18%, 14% and 10%, respectively, of the total accounts receivable. As of December 31, 2003, we had an accounts receivable balance due from Harrah's of 31%, of the total accounts receivable balance.

          WARRANTY: We warrant our products for up to 27 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product returns and the related estimated cost of labor and material to make the necessary repairs.

          The following table summarizes the activity recorded in the accrued product warranty liability during 2004, 2003 and 2002:

                                         Year ended December 31,
                                         -----------------------
(In thousands)                             2004    2003    2002
--------------                            -----   -----   -----
Balance, beginning of year                $ 495   $ 644   $ 710
Additions related to warranties issued      610     409     394
Warranty costs incurred                    (508)   (558)   (460)
                                          -----   -----   -----
Balance, end of year                      $ 597   $ 495   $ 644
                                          =====   =====   =====

          Approximately $153,000 and $169,000 of the accrued product warranty liability were classified as long-term at December 31, 2004 and 2003, respectively.

          RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. We spent approximately $2,715,000, $2,276,000 and $2,025,000 on research and development expenses in 2004, 2003 and 2002, respectively.

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

          FOREIGN CURRENCY TRANSLATION: The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses have been translated at the weighted average exchange rate for the year, and shareholders' equity has been translated at historical exchange rates. The resulting translation gains or losses are recorded in stockholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in other income (expense) and have not been significant for all periods presented.

          STOCK-BASED COMPENSATION: We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Since the exercise price of employee stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("FAS 148"). See Note 13 for additional disclosures related to our stock-based compensation plans.

================================================================================
                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The following table illustrates the effect on net income (loss), compensation expense and income (loss) per share as if the Black-Scholes fair value method described in FAS 123, "Accounting for Stock-Based Compensation" had been applied to our stock plans.

                                                                   Year Ended December 31,
                                                                  -------------------------
(In thousands, except per share data)                              2004     2003      2002
-------------------------------------                             ------   ------   -------
Net income (loss) available to common shareholders:
   Net income (loss) available to common shareholders,
      as reported                                                 $5,236   $1,087   $(1,050)
   Add: Stock-based compensation expense included in
      reported net income (loss), net of tax                         205       43       118

   Deduct: Stock-based compensation expense determined
      under fair value based method for all awards, net of tax      (390)    (229)     (753)
                                                                  ------   ------   -------
   Pro forma net income (loss) available to common shareholders   $5,051   $  901   $(1,685)
                                                                  ======   ======   =======
Net income (loss) per share:
   Basic:
      As reported                                                 $ 0.51   $ 0.13   $ (0.12)
      Pro forma                                                     0.49     0.10     (0.20)
   Diluted:
      As reported                                                 $ 0.55   $ 0.12   $ (0.12)
      Pro forma                                                     0.53     0.10     (0.20)

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, other current assets, other assets, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short nature of the transactions.

          NET INCOME AND LOSS PER SHARE: We report net income or loss per share in accordance with Financial Standard No. 128, "Earnings per Share (EPS)" ("FAS 128"). Under FAS 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Net income or loss available to common shareholders represents reported net income or loss less accretion of redeemable convertible preferred stock and allocation of preferred earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money options and warrants using the treasury stock method, and also includes the assumed conversion of preferred stock using the if-converted method, but only if dilutive. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.

          Beginning in the second quarter of 2004, the Company applied the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. This guidance impacted the calculation of earnings per share for the year ended December 31, 2004 and also requires retroactive restatement of earnings per share presented for the year ended December 31, 2003. The guidance did not impact the year ended December 31, 2002, as the Company experienced a net loss in that year. Previously reported earning per share amounts for 2003 have been restated as follows:

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                   Year Ended December 31, 2003
                                             ---------------------------------------
                                                   As previously        Restated for
(In thousands, except per share amounts)     reported, split adjusted     EITF 03-6
----------------------------------------     ------------------------   ------------
Net income available to common shareholder            $1,170               $1,087

Net income per common share
   Basic                                              $ 0.13               $ 0.13
   Diluted                                            $ 0.13               $ 0.12

Shares used in per share calculation
   Basic                                               8,689                8,689
   Diluted                                             9,335                9,335

     Net income available to common shareholders for 2003 using the two class method has been computed as follows:

Net income                                           $1,528
Dividend and accretion chargers on preferred stock     (358)
Earnings allocation to preferred shareholders           (83)
                                                     ------
Net income available to common shareholders          $1,087

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

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          INVENTORY COSTS: In November 2004, the FASB issued Accounting Standard No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect FAS 151 to have a material impact on our financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          SHARE-BASED PAYMENT: In December 2004, the FASB issued Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R supersedes APB Opinion No. 25, and requires the determination of the fair value (using an option pricing model) of share-based compensation, including shares issued under employee stock purchase plans, stock options and restricted stock, at the grant date and the recognition of compensation expense over the period in which the share-based compensation vests. FAS 123R allows for either prospective recognition of compensation expense, or retrospective recognition under which financial statements for prior periods are adjusted. We are required to adopt the provisions of FAS 123R effective July 1, 2005, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. We are currently evaluating the transition methods. We expect the adoption of FAS 123R to have a material impact on our results of operations and earnings per share.

          TAX DEDUCTION ON QUALIFIED PRODUCTION ACTIVITIES: In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance regarding the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The deduction will be treated as a "special deduction" as described in FASB Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We have not yet quantified the impact that this guidance will have on our financial statements.

          FOREIGN EARNINGS REPATRIATION: In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under FAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the Act. As such, we have not yet determined whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

4.   RECEIVABLES

          Receivables are net of the allowance for doubtful accounts. The reconciliation of the allowance for doubtful accounts is as follows:

                                             Year Ended December 31,
                                             -----------------------
                                                2004   2003   2002
                                                ----   ----   ----
(In thousands)
Balance at beginning of year                    $100   $ 78    $84
   Doubtful accounts provision (reversal)         73     76     (2)
   Accounts written off, net of recoveries         2    (54)    (4)
                                                ----   ----   ----
Balance at end of year                          $175   $100    $78
                                                ====   ====   ====

5.   INVENTORIES

     The components of inventories are:

                                      December 31,
                                    ---------------
(In thousands)                       2004     2003
--------------                      ------   ------
Raw materials and component parts   $7,869   $7,947
Finished goods                         205      114
                                    ------   ------
                                    $8,074   $8,061
                                    ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   FIXED ASSETS

     The components of fixed assets are:

                                                      December 31,
                                                  -------------------
(In thousands)                                      2004       2003
--------------                                    --------   --------
Tooling, machinery and equipment                  $ 12,627   $ 11,843
Furniture, office and computer equipment             3,864      3,506
Leasehold improvements                                 522        486
                                                  --------   --------
                                                    17,013     15,835
Less: accumulated depreciation and amortization    (13,836)   (12,228)
                                                  --------   --------
                                                  $  3,177   $  3,607
                                                  ========   ========

7.   ACCRUED LIABILITIES

     The components of accrued liabilities are:

                                December 31,
                              ---------------
(In thousands)                 2004      2003
--------------                ------   ------
Payroll and fringe benefits   $1,334   $1,087
Income taxes                     735      560
Warranty - current portion       444      326
Rent and occupancy               336      331
Other                            546      588
                              ------   ------
                              $3,395   $2,892
                              ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES

          In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We currently maintain our corporate headquarters and a service center in Wallingford. The closing of the Wallingford facility resulted in the termination of employment of approximately 70 production, administrative and management employees. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses.

          During 2001, we recorded expenses of approximately $4,096,000 related to costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs.

          During 2002, we incurred an additional $958,000 of Consolidation expenses. Approximately $900,000 of these expenses was the result of a revision to our estimate for non-cancelable lease payments included in the restructuring accrual. Based on regional softness in demand in the commercial real estate market, we increased our restructuring accrual by approximately $900,000 to reflect the longer period of time than projected to sublease our Wallingford, CT facility. Based on this revised estimate, we had projected estimated sublease income beginning October 1, 2004.

          After expanded efforts in 2003, we determined that because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during the fourth quarter of 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility. This increase represented the reversal of estimated sublease income for the remainder of the lease term. In addition, we did not terminate several employees originally included in the Consolidation. As a result, we reversed the remaining $142,000 of accrued restructuring expenses in 2003 related to employee severance and termination expenses, as we completed all required payments for such expenses by December 31, 2003.

          In December 2004, we determined that certain functions would be relocated and/or expanded in our Wallingford, CT corporate offices. In order to achieve the benefit of these changes, we expanded our use of space in our current facility. Because of this increase in useful space in the Wallingford facility, and because we have experienced lower than expected operating and maintenance costs than previously estimated, we reversed $225,000 of previously accrued reserve provided for the remaining non-cancelable lease payments and related costs.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES (CONTINUED)

     The following table summarizes the activity recorded in the restructuring accrual during 2004, 2003 and 2002.

                                            Year ended December 31,
                                           -------------------------
(In thousands)                              2004     2003     2002
--------------                             ------   ------   -------
Accrual balance, beginning of year         $2,125   $1,718   $ 3,002
                                           ------   ------   -------
Business consolidation and
   restructuring expenses:
      Employee severance and
         termination expenses(1)               --     (142)       75
      Facility closure and consolidation
         expenses(2)                         (225)   1,270       883
                                           ------   ------   -------
                                             (225)   1,128       958
                                           ------   ------   -------

Cash payments                                (446)    (721)   (2,242)
                                           ------   ------   -------
Accrual balance, end of year               $1,454   $2,125   $ 1,718
                                           ======   ======   =======

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

          At December 31, 2004 and 2003, $1,034,000 and $1,645,000,
     respectively, of the restructuring accrual was classified as part of long-term liabilities. This represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

9.   RETIREMENT SAVINGS PLAN

          On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. Our matching contributions were $201,000, $174,000 and $158,000 in 2004, 2003 and 2002, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  BORROWINGS

          On August 6, 2003, we entered into a $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which could have been drawn down through July 31, 2004. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25%. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% and 3.0% under the revolving credit facility and the equipment loan facility, respectively. In addition, we may select a fixed interest rate based on the five-year Federal Home Loan Bank of Boston rate plus 3.0% for borrowings under the equipment loan facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Borrowings under the Banknorth Credit Facility are secured by a lien on all the assets of the Company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the Banknorth Credit Facility at December 31, 2004. In 2003, we recorded a charge of approximately $103,000 in 2003 related to the write-off of unamortized deferred financing costs from the prior credit facility.

          On November 12, 2004, we amended our $12.5 million Banknorth Credit Facility. Under the terms of the agreement, we renewed, through July 2005, our $1.0 million equipment loan, which had expired on July 31, 2004. The amendment also revised certain other terms of the revolving credit facility.

          The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) $40,000 credit reserve.

          Concurrent with the signing of the Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility which was paid in full in 2004. We had $420,000 of outstanding borrowings under the term loan at December 31, 2003 at an interest rate of 4.25%.

          As of December 31, 2004, we had no outstanding borrowings on the revolving credit line or the term loan. Undrawn commitments under the Banknorth Credit Facility were approximately $12,500,000 at December 31, 2004. However, our maximum additional available borrowings under the facility were limited to approximately $9,700,000 at December 31, 2004 based on the borrowing base of our collateral.

11.  COMMITMENTS AND CONTINGENCIES

          At December 31, 2004, we were lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. The Company records rent expense related to leases with escalating rent payments on a straight-line basis over the term of the lease. Rent expense was approximately $1,098,000, $1,096,000 and $975,000 in 2004, 2003 and 2002, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows: $999,000 in 2005; 1,088,000 in 2006; $1,085,000 in 2007;
     $1,084,000 in 2008; $766,000 in 2009; and $1,795,000 thereafter. Such payments include those related to the lease of our Wallingford, CT manufacturing facility.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  PATENT LICENSE FEES

          During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we have paid the royalty for past usage in full in January 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

13.  STOCK INCENTIVE PLANS AND WARRANTS

          STOCK INCENTIVE PLANS. We currently have three primary stock incentive plans: the 1996 Stock Plan which provides for the grant of awards to officers and other key employees of the Company, the 1996 Directors' Stock Plan which provides for non-discretionary awards to non-employee directors, and the 2001 Employee Stock Plan which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) shares of restricted stock, (iv) restricted units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. At December 31, 2004, we have reserved 1,725,000, 360,000 and 225,000 shares of common stock for issuance under the 1996 Stock Plan, the 1996 Directors' Stock Plan, and the 2001 Employees Stock Plan, respectively.

          EMPLOYEE STOCK PURCHASE PLAN: In May 2000, our shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 75,000 shares of our common stock are available for issuance to employees beginning June 1, 2000. All full-time employees are eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which begins on June 1 and December 1. Eligible employees may elect to withhold up to 5% of their salary to purchase shares of our common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP will terminate at the earlier of May 31, 2005 or the date on which all 75,000 shares available for issuance under the ESPP have been sold. We sold 3,706, 3,130 and 7,274 shares of common stock under the ESPP during 2004, 2003 and 2002, respectively. At December 31, 2004, 43,985 shares remained available for sale.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          The 1996 Stock Plan, 1996 Directors' Stock Plan and 2001 Employee Stock Plan option activity is summarized below:

                                                     Year Ended December 31,
                                ------------------------------------------------------------------
                                        2004                   2003                   2002
                                --------------------   --------------------   --------------------
                                            Weighted               Weighted               Weighted
                                             Average                Average                Average
                                            Exercise               Exercise               Exercise
                                  Shares      Price      Shares      Price      Shares      Price
                                ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
period:                         1,123,533    $ 6.74    1,418,079     $4.20    1,114,104    $4.63
   Granted                         52,750     26.81      102,000      5.84      550,125     3.65
   Exercised                     (321,947)     4.30     (357,906)     3.79      (39,150)    2.83
   Canceled                       (40,672)     5.74      (38,640)     3.81     (207,000)    5.31
                                ---------    ------    ---------     -----    ---------    -----
Outstanding at end of period      813,664    $ 5.96    1,123,533     $4.49    1,418,079    $4.20
                                =========    ======    =========     =====    =========    =====
Options exercisable at end of
   period                         458,382    $ 4.67      542,630     $4.72      644,768    $4.54
                                =========    ======    =========     =====    =========    =====

                                        Options Outstanding                    Options Exercisable
                           ---------------------------------------------   --------------------------
                                            Weighted-       Weighted-                       Weighted-
                           Outstanding at    Average         Average       Exercisable at    Average
                            December 31,     Exercise       Remaining       December 31,     Exercise
Range of Exercise Prices        2004          Price     Contractual Life        2004          Price
------------------------   --------------   ---------   ----------------   --------------   ---------
                                                           (In years)
$ 2.00 - $ 5.00                510,877        $ 3.66           6.6             267,870       $ 3.62
  5.01 -   7.50                233,787          6.11           4.0             176,262         5.95
  7.51 -  10.00                 14,250          8.12           3.0              13,250         8.04
 10.01 -  25.00                 19,000         16.24           9.0               1,000        16.08
 25.01 -  35.00                 35,750         31.66           9.4                  --           --
                               -------                                         -------
                               813,664          5.96           6.0             458,382         4.67
                               =======                                         =======

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2004, 2003 and 2002.

                                                                    Year Ended December 31,
                                                               ---------------------------------
                                                                  2004        2003        2002
                                                               ---------   ---------   ---------
Risk-free interest rate                                              3.6%        2.6%        4.5%
Dividend yield                                                         0%          0%          0%
Expected volatility factor                                          81.5%       82.1%       83.3%
Expected option term                                           8.9 years   5.8 years   6.4 years
Weighted average fair value of options granted during period      $20.64       $6.09       $4.12

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          RESTRICTED STOCK: Under the 1996 Stock Plan, we have granted shares of restricted common stock, for no consideration, to our officers, one outside director and certain key employees. The 1996 Stock Plan restricted stock activity is summarized below:

                                              Year Ended December 31,
                                            ---------------------------
                                              2004      2003      2002
                                            -------   -------   -------
Outstanding shares at beginning of period    16,999    69,999   134,040
   Granted                                   81,000        --        --
   Vested                                   (15,499)  (53,000)  (63,141)
   Canceled                                  (3,000)       --      (900)
                                            -------   -------   -------
Outstanding shares at end of period          79,500    16,999    69,999
                                            =======   =======   =======

          We granted 81,000 shares of restricted stock during 2004 at weighted average grant price of $17.28. No restricted stock was granted during 2003 or 2002. Of the 79,500 shares of restricted stock outstanding at December 31, 2004, 75,750 shares vest over a five-year period, 3,000 shares vest over a three-year period and 750 shares vest over a one-year period. Under certain conditions, vesting may be automatically accelerated. Upon issuance of the restricted stock, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized as compensation expense over the vesting period. Compensation expense of $291,000, $67,000 and $184,000 was recorded during 2004, 2003 and 2002, respectively.

          WARRANTS: On April 7, 2000, in connection with the sale of the Preferred Stock, we issued to our investment advisors, McFarland Dewey & Co. ("McFarland"), warrants to purchase from the Company up to 15,000 shares of common stock at an exercise price of $6.00 per share. These warrants were exercised March 9, 2004 and are no longer outstanding as of December 31, 2004.

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

          On February 16, 1999, we amended the Stockholder Rights Plan to remove the provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors who are defined as continuing directors.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                        Year Ended December 31,
                                       -------------------------
(In thousands)                          2004     2003      2002
--------------                         ------   ------   -------
Current:
   Federal                             $2,077   $1,121   $(1,493)
   State                                  216       94        25
   Foreign                                306      131       110
                                       ------   ------   -------
                                        2,599    1,346    (1,358)
                                       ------   ------   -------
Deferred:
   Federal                                363     (554)      987
   State                                   17      (67)      (19)
   Foreign                                 --       --        --
                                       ------   ------   -------
                                          380     (621)      968
                                       ------   ------   -------
Total income tax provision (benefit)   $2,979   $  725   $  (390)
                                       ======   ======   =======

     At December 31, 2004, we have $3,434,000 of state net operating loss carryforwards that begin to expire in 2005, and $946,000 of federal net operating loss carryforwards that expire in 2024. We also have approximately $326,000 in federal research and development tax credit carryforwards that expire in 2020. We had foreign income before taxes of $1,084,000, $475,000 and $386,000 in 2004, 2003 and 2002, respectively.

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our gross deferred tax assets and liabilities were comprised of the following:

                                       December 31,
                                     ---------------
(In thousands)                        2004     2003
--------------                       ------   ------
Gross deferred tax assets:
   Net operating losses              $  423   $   96
   Accrued restructuring expenses       605      854
   Inventory reserves                   742      720
   Deferred revenue                     429      761
   Foreign tax and other credits        649      627
   Accrued license fees                   -      428
   Other liabilities and reserves       636      443
                                     ------   ------
                                      3,484    3,929
Valuation allowance                    (193)    (331)
                                     ------   ------
   Net deferred tax assets           $3,291   $3,598
                                     ======   ======

Gross deferred tax liabilities:
   Depreciation                      $  540   $  511
   Other                                107       63
                                     ------   ------
      Net deferred tax liabilities   $  647   $  574
                                     ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES (CONTINUED)

          Based on tax law changes, we carried our federal net operating losses back to prior years and received a tax refund of approximately $1,061,000 in 2002, and received an additional refund of approximately $104,000 in the first quarter of 2004. During 2004 and 2003, we recorded a valuation allowance of $193,000 and $331,000 on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. We have determined that it is more likely than not that the remaining net deferred tax assets will be realized, and no additional valuation allowance is considered necessary as of December 31, 2004.

          Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

                                                           Year Ended December 31,
                                                           -----------------------
                                                            2004   2003    2002
                                                            ----   ----   -----
Federal statutory tax rate                                  34.0%  34.0%  (34.0)%
State income taxes, net of federal income taxes              1.0    1.2    (0.3)
Tax benefit from tax credits, net of valuation allowance    (0.8)    --   (10.6)
Foreign rate differential                                   (0.7)    --     9.5
Other                                                        1.8   (3.0)   (0.6)
                                                            ----   ----   -----
   Effective tax rate                                       35.3%  32.2%  (36.0)%
                                                            ====   ====   =====

16.  EARNINGS PER SHARE

          For the years ended December 31, 2004, 2003 and 2002, earnings per share were computed as follows (in thousands, except per share amounts):

                                                              Year Ended December 31,
                                                            --------------------------
                                                              2004     2003      2002
                                                            -------   ------   -------
Net income (loss)                                           $ 5,458   $1,528   $  (692)
Dividends and accretion on preferred stock                     (111)    (358)     (358)
Earnings allocation to preferred shareholders                  (111)     (83)       --
                                                            -------   ------   -------
Net income (loss) available to common shareholders          $ 5,236   $1,087   $(1,050)
                                                            =======   ======   =======

Shares:
   Basic: Weighted average common shares outstanding          9,593    8,690     8,454
   Add: Dilutive effect of outstanding options and
      warrants as determined by the treasury stock method       638      645        --
                                                            -------   ------   -------
   Diluted: Weighted average common and common
      equivalent shares outstanding                          10,231    9,335     8,454
                                                            =======   ======   =======

Net income (loss) per common share:
   Basic                                                    $  0.55   $ 0.13   $ (0.12)
   Diluted                                                     0.51     0.12     (0.12)

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  EARNINGS PER SHARE (CONTINUED)

          For the years ended December 31, 2004 and December 31, 2003, potentially dilutive shares that were excluded from the earnings per share calculation, consisted of out-of-the-money stock options and warrants, and amounted to 35,750 and 2,000 shares, respectively. Due to our reported net loss in the year ended December 31, 2002, all potentially dilutive securities, including both in-the-money and out-of-the-money stock options and warrants that amounted to 597,000 shares were excluded from the earnings per share calculation, as the effect would have been antidilutive. In addition, for all periods presented, earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which is convertible into 666,665 shares of common stock), as the effect would have been anti-dilutive.

17.  LOAN TO OFFICER

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

18.  PREFERRED STOCK

          On April 7, 2000 we sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The Preferred Stock was convertible at any time by the holders at a conversion price of $6.00 per common share. In addition, we issued warrants pro-rata to the Preferred Stock holders to purchase an aggregate of 66,666 shares of our common stock at an exercise price of $6.00 per common share, exercisable until April 7, 2005. The discount on the preferred stock related to the relative fair value of the warrants of $175,000 was being accreted as a direct charge to retained earnings ratably over 60 months. The holders of the Preferred Stock were entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and had preference to any other dividends, if any, paid by the Company.

          On July 8, 2003, the holders of the Preferred Stock exercised their 66,666 warrants to purchase common stock at $6 per share. In lieu of cash consideration, we canceled 47,731 of their warrants in exchange for the issuance of 18,934 shares of common stock.

          In April 2004, all shareholders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total of 666,665 new shares of common stock were issued. At the time of the conversion, dividends in the amount of approximately $16,000 were paid to the preferred shareholders through the date of the conversion, and no future dividend payments are required. The Company recorded the costs of registering and issuing these shares as a deduction in Additional Paid-In Capital.

19.  INTERNATIONAL OPERATIONS

          We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of approximately $1,000,000, $1,068,000 and $738,000 in 2004, 2003 and 2002,
     respectively. We had sales from the United States to our customers outside of the United States of approximately $5,423,000, $3,663,000 and $3,968,000 in 2004, 2003 and 2002, respectively. International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Our quarterly results of operations for 2004 and 2003 are as follows:

                                                                         Quarter Ended
                                                        -----------------------------------------------
(In thousands, except per share amounts)                March 31   June 30   September 30   December 31
                                                        --------   -------   ------------   -----------
2004:
   Net sales                                             $15,075   $14,694      $15,482       $14,596
   Gross profit                                            5,418     5,617        5,897         5,110
   Net income                                              1,342     1,465        1,625         1,026
   Net income available to common shareholders             1,165     1,421        1,625         1,026
   Net income per share:
      Basic                                                 0.13      0.15         0.16          0.10
      Diluted                                               0.12      0.14         0.15          0.10

                                                        March 31   June 30   September 30   December 31
                                                        --------   -------   ------------   -----------
2003:
   Net sales                                             $9,012    $13,378      $15,048       $14,660
   Gross profit                                           2,441      4,212        4,819         4,071
   Net income (loss)                                       (198)       787        1,140          (201)
   Net income (loss) available to common shareholders      (288)       641          976          (290)
   Net income (loss) per share:
      Basic                                               (0.03)      0.07         0.11         (0.03)
      Diluted                                             (0.03)      0.07         0.10         (0.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct's internal control over financial reporting as of December 31, 2004 and of management's assessment of internal control over financial reporting as of December 31, 2004 set forth below in this section. This section should be read in conjunction with the certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

     The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to TransAct and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Management assessed our internal control over financial reporting as of December 31, 2004. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2004 based on the COSO criteria identified above, to provide reasonable assurance regarding the reliablity of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

     The company's management, including the CEO and CFO, does not expect that our Disclosure Controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

     These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     All information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

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

     Information regarding our equity compensation plans as of December 31, 2004 is as follows:

                                                                                    (c)Number of securities
                                                  (a)                  (b)          remaining available for
                                         Number of securities   Weighted average     future issuance under
                                          to be issued upon     exercise price of     equity compensation
                                             exercise of           outstanding          plans (excluding
                                         outstanding options,   options, warrants     securities reflected
           Plan category                  warrants and rights       and rights           in column (a))
--------------------------------------   --------------------   -----------------   -----------------------
Equity compensation plans approved
   by security holders:
   1996 Stock Plan                              588,899               $3.75                 208,649
   1996 Non-Employee Director Plan              206,250                9.99                 112,500
   2000 Employee Stock Purchase Plan                 --                  --                  39,733
                                                -------               -----                 -------
Total                                           795,149               $5.37                 360,882
                                                =======               =====                 =======
Equity compensation plans not approved
   by security holders:
   2001 Employee Stock Plan                      98,015                5.94                  41,859
                                                =======               =====                 =======

     The TransAct Technologies Incorporated 2001 Employee Stock Plan (the "2001 Employee Plan") was adopted by our Board of Directors, without approval of our security holders, effective February 26, 2001. Under the 2001 Employee Plan, we may issue non-qualified stock options, shares of restricted stock, restricted units to acquire shares of common stock, stock appreciation rights and limited stock appreciation rights to key employees of TransAct or any of our subsidiaries and to non-employees who provide services to TransAct or any of our subsidiaries. The 2001 Employee Plan is administered by our Compensation Committee, which has the authority to determine the vesting period and other similar restrictions and terms of awards, provided that the exercise price of options granted under the plan may not be less than the fair market value of the underlying shares on the date of grant. Awards may be issued under the 2001 Employee Plan with respect to up to 225,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information contained in "Independent Auditors' Fees" of the Proxy Statement is herby incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     (iii) List of exhibits

3.1(a)    Certificate of Incorporation of the Company, filed with the        (2)
          Secretary of State of Delaware on June 17, 1996.

3.1(b)    Certificate of Amendment of Certificate of Incorporation of the    (4)
          Company, filed with the Secretary of State of Delaware on June
          4, 1997.

3.1(c)    Certificate of Designation, Series A Preferred Stock, filed        (5)
          with the Secretary of State of Delaware on December 2, 1997.

3.1(d)    Certificate of Designation, Series B Preferred Stock, filed        (8)
          with the Secretary of State of Delaware on April 6, 2000.

3.2       Amended and Restated By-laws of the Company.                       (6)

4.1       Specimen Common Stock Certificate.                                 (2)

4.2       Amended and Restated Rights Agreement between TransAct and         (5)
          American Stock Transfer & Trust Company dated February 16,
          1998.

10.1(x)   1996 Stock Plan, effective July 30, 1996.                          (3)

10.2(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.     (3)

10.3(x)   2000 Employee Stock Purchase Plan.                                 (9)

10.4(x)   2001 Employee Stock Plan.                                         (10)

10.5(x)   Employment Agreement, dated July 31, 1996, by and between the      (2)
          Company and Bart C. Shuldman.

10.6(x)   Employment Agreement, dated July 31, 1996, by and between the      (2)
          Company and Richard L. Cote.

10.7(x)   Severance Agreement by and between TransAct and Michael S.         (3)
          Kumpf, dated September 4, 1996.

10.8(x)   Severance Agreement by and between TransAct and Steven A.          (1)
          DeMartino, dated January 1, 2004.

10.9      Lease Agreement by and between Bomax Properties and Ithaca,        (2)
          dated as of March 23, 1992.

10.10     Second Amendment to Lease Agreement by and between Bomax           (4)
          Properties and Ithaca, dated December 2, 1996.

10.11     Agreement regarding the Continuation and Renewal of Lease by      (13)
          and between Bomax Properties, LLC and TransAct, dated July 18,
          2001.

10.12     Lease Agreement by and between Pyramid Construction Company and    (4)
          Magnetec, dated July 30, 1997.

10.13     Lease Agreement by and between Las Vegas Airport Properties LLC    (1)
          and TransAct Technologies Incorporated dated December 2, 2004.

10.14     OEM Purchase Agreement by and between GTECH Corporation,           (7)
          TransAct Technologies and Magnetec Corporation commencing July
          14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the
          Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.15     OEM Purchase Agreement by and between GTECH Corporation and       (12)
          TransAct Technologies Incorporated commencing July 2, 2002.
          (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this
          exhibit deleted from the filed copy.)

10.16     OEM Purchase Agreement by and between Okidata Americas, Inc.      (11)
          and TransAct, dated June 8, 2001. (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential
          treatment of portions of this exhibit deleted from the filed copy.)

10.17     OEM Purchase Agreement between Oki Data Americas, Inc. ("Oki      (13)
          Data") and TransAct Technologies Incorporated dated as of June
          8, 2003. (Pursuant to Rule 24b-2 under the Securities Exchange
          Act of 1934, as amended, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.18     Revolving Credit, Equipment Loan and Security Agreement between   (13)
          TransAct Technologies Incorporated and Banknorth N.A. dated
          August 6, 2003.

10.19     First Amendment to Revolving Credit, Equipment Loan and           (15)
          Security Agreement dated as of November 12, 2004 between
          TransAct Technologies Incorporated and Banknorth N.A.

10.20     License Agreement between Seiko Epson Corporation and TransAct    (14)
          Technologies Incorporated dated May 17, 2004 (Pursuant to Rule
          24b-2 under the Exchange Act, the Company has requested
          confidential treatment of portions of this exhibit deleted from the filed copy.)

10.21     Preferred Stock Purchase Agreement and Certificate of              (8)
          Designation dated as of March 20, 2000 between TransAct
          Technologies Incorporated and Advance Capital Partners, L.P.
          and affiliate 21.1 Subsidiaries of the Company. (1) 23.1
          Consent of PricewaterhouseCoopers LLP. (1) 31.1 Certification
          of Chief Executive Officer pursuant to Section 302 of the (1)
          Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial Officer pursuant to Section       (1)
          302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.     (1)
          Section 1350 as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.     (1)
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

(10) This exhibit, which was previously filed with the Company's Annual Report on Form S-8 (No. 333-59570), is incorporated by reference.

(11) This exhibit, which was previously filed with the Company's Annual Report on Form S-8 (No. 333-59570), is incorporated by reference.

(12) This exhibit, which was previously filed with the Company's
     Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.

(13) This exhibit, which was previously filed with the Company's Annual Report on Form 10-Q for the year ended June 30, 2003, is incorporated by reference.

(14) This exhibit, which was previously filed with the Company's
     Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.

(15) This exhibit, which was previously filed with the Company's
     Quarterly Report on Form 10-Q for the period ended September 30, 2004, is incorporated by reference.

(x) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED


                                        By: /s/ Bart C. Shuldman
                                            ------------------------------------
                                            Bart C. Shuldman
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                        Title                           Date
---------                                        -----                           ----


/s/ Bart C. Shuldman         Chairman of the Board, President and           March 16, 2005
--------------------------   Chief Executive Officer
Bart C. Shuldman             (Principal Executive Officer)


/s/ Steven A. DeMartino      Executive Vice President, Chief Financial      March 16, 2005
--------------------------   Officer, Treasurer and Secretary
Steven A. DeMartino          (Principal Financial and Accounting Officer)


/s/ Charles A. Dill          Director                                       March 16, 2005
--------------------------
Charles A. Dill


/s/ Thomas R. Schwarz        Director                                       March 16, 2005
--------------------------
Thomas R. Schwarz


/s/ Graham Y. Tanaka         Director                                       March 16, 2005
--------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
21.1      Subsidiaries of the Company

23.1      Consent of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

10.8(x) Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.

10.13     Lease Agreement by and between Las Vegas Airport Properties LLC and
          TransAct Technologies Incorporated dated December 2, 2004.