Form 10-Q
period 2005-03-31
TRANSACT TECHNOLOGIES INC
filed 2005-05-10
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:          March 31, 2005

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                 OUTSTANDING APRIL 29, 2005
-----                                                 --------------------------
COMMON STOCK, $.01 PAR VALUE                                          10,194,808

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX


PART I.                    Financial Information:                                                       Page No.
-------                    ----------------------                                                       --------
      Item 1                Financial Statements (unaudited)

                            Condensed consolidated balance sheets as of March 31, 2005 and December
                            31, 2004                                                                           3

                            Condensed consolidated statements of income for the three months ended
                            March 31, 2005 and 2004                                                            4

                            Condensed consolidated statements of cash flow for the three months
                            ended March 31, 2005 and 2004                                                      5

                            Notes to condensed consolidated financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                     12

      Item 4                Controls and Procedures                                                           18


PART II. Other Information:

      Item 6                Exhibits                                                                          19

      Signatures                                                                                              20

      Certifications                                                                                          22

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                 MARCH 31,   December 31,
(In thousands)                                     2005          2004
--------------------------------------------     --------      --------
ASSETS:
Current assets:
   Cash and cash equivalents                     $  7,596      $  8,628
   Receivables, net                                 9,145         8,910
   Inventories                                      8,038         8,074
   Refundable income taxes                            510           510
   Deferred tax assets                              2,565         2,370
   Other current assets                               554           586
                                                 --------      --------
     Total current assets                          28,408        29,078
                                                 --------      --------
Fixed assets, net                                   3,666         3,177
Goodwill                                            1,469         1,469
Deferred tax assets                                   274           274
Other assets                                           91           101
                                                 --------      --------
                                                    5,500         5,021
                                                 --------      --------
Total assets                                     $ 33,908      $ 34,099
                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                              $  2,999      $  3,804
   Accrued liabilities                              3,559         3,812
   Accrued restructuring                              420           420
   Deferred revenue                                   931           717
                                                 --------      --------
     Total current liabilities                      7,909         8,753
                                                 --------      --------
Accrued restructuring                                 925         1,034
Accrued product warranty                              140           153
Deferred revenue                                      427           444
                                                 --------      --------
                                                    1,492         1,631
                                                 --------      --------
   Total liabilities                                9,401        10,384
                                                 --------      --------

Shareholders' equity:
   Common stock                                       102           100
   Additional paid-in capital                      18,922        17,401
   Retained earnings                                7,275         7,112
   Unamortized restricted stock compensation       (1,958)       (1,067)
   Accumulated other comprehensive income             166           169
                                                 --------      --------
     Total shareholders' equity                    24,507        23,715
                                                 --------      --------
Total liabilities and shareholders' equity       $ 33,908      $ 34,099
                                                 ========      ========

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
(In thousands, except per share data)             2005          2004
                                                --------      --------
Net sales                                       $ 12,036      $ 15,075
Cost of sales                                      8,359         9,657
                                                --------      --------
Gross profit                                       3,677         5,418
                                                --------      --------

Operating expenses:
   Engineering, design and product
     development                                     731           614
   Selling and marketing                           1,349         1,362
   General and administrative                      1,364         1,332
                                                --------      --------
                                                   3,444         3,308
                                                --------      --------

Operating income                                     233         2,110
                                                --------      --------
Interest and other income (expense):
   Interest, net                                      20           (10)
   Other, net                                         (1)           (3)
                                                --------      --------
                                                      19           (13)
                                                --------      --------

Income before income taxes                           252         2,097
Income taxes                                          89           755
                                                --------      --------
Net income                                      $    163      $  1,342
                                                ========      ========

Net income available to common shareholders     $    163      $  1,165

Net income per common share:
     Basic                                      $   0.02      $   0.13
     Diluted                                    $   0.02      $   0.12

Shares used in per share calculation
     Basic                                        10,010         8,966
     Diluted                                      10,452         9,800

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
(In thousands)                                                         2005         2004
                                                                     -------      -------
Cash flows from operating activities:
   Net income                                                        $   163      $ 1,342
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash compensation expense                                      69           69
       Depreciation and amortization                                     408          427
       Changes in operating assets and liabilities:
         Receivables                                                    (235)       1,286
         Inventories                                                      36         (536)
         Other current assets                                             32          200
         Accounts payable                                               (805)        (718)
         Accrued liabilities and other liabilities                        18          735
         Accrued restructuring expenses                                 (109)        (131)
                                                                     -------      -------
           Net cash (used in) provided by operating activities          (423)       2,674
                                                                     -------      -------

Cash flows from investing activities:
   Purchases of fixed assets                                            (887)        (194)
                                                                     -------      -------
     Net cash used in investing activities                              (887)        (194)
                                                                     -------      -------

Cash flows from financing activities:
   Term loan repayments                                                   --         (420)
   Proceeds from option and warrant exercises, and from issuance
     of shares under the Employee Stock Purchase Plan                    281          435
   Payment of cash dividends                                              --          (74)
                                                                     -------      -------
       Net cash provided by (used in) financing activities               281          (59)
                                                                     -------      -------

Effect of exchange rate changes                                           (3)           6
                                                                     -------      -------

(Decrease) increase in cash and cash equivalents                      (1,032)       2,427
Cash and cash equivalents at beginning of period                       8,628          498
                                                                     -------      -------
Cash and cash equivalents at end of period                           $ 7,596      $ 2,925
                                                                     =======      =======

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    DESCRIPTION OF BUSINESS

            TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) brand name. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale and banking ("POS") and gaming and lottery. In addition, we market related consumables, spare parts and service. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers, selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly TransAct's financial position as of March 31, 2005, the results of our operations for the three months ended March 31, 2005 and 2004, and our cash flows for the three months ended March 31, 2005 and 2004. The December 31, 2004 condensed consolidated balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

            The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

            During the three months ended March 31, 2005, we granted 96,400 shares of restricted stock to key employees under the 1996 Stock Plan and the 2001 Employee Stock Plan. Deferred compensation of $960,000 was recorded with respect to these grants in the three months ended March 31, 2005 and will be recognized into compensation expense over the vesting period (between three and five years).

            The following table illustrates the effect on net income, compensation expense and net income per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans.

                                                         Three months ended
                                                              March 31,
                                                      -----------------------
(In thousands, except per share data)                   2005          2004
                                                      ---------     ---------
Net income available to common
  shareholders:
  Net income available to common
     shareholders, as reported                        $     163     $   1,165
  Add: Stock-based compensation expense
     included in reported net income,
     net of tax                                              44            44
  Deduct:  Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax                            (579)          (70)
                                                      ---------     ---------
  Pro forma net income (loss) available to common
shareholders                                          $    (372)    $   1,139
                                                      =========     =========

Net income (loss) per common share:
  Basic:
       As reported                                    $    0.02     $    0.13
         Pro forma                                    $   (0.04)    $    0.13
  Diluted:
       As reported                                    $    0.02     $    0.12
         Pro forma                                    $   (0.04)    $    0.12

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION (CONT)

            During the three months ended March 31, 2005 and 2004, we received cash proceeds of approximately $284,000 and $423,000, respectively, from the issuance of approximately 61,000 and 109,000 shares of common stock resulting from stock option and warrant exercises. We also recorded a related tax benefit that was credited to Additional Paid-In Capital of approximately $282,000 and $503,000 in the three months ended March 31, 2005 and 2004, respectively, resulting from subsequent employee stock sales.

3.    INVENTORIES

            The components of inventories are:

                                      March 31,     December 31,
(In thousands)                          2005             2004
                                      ---------     ------------
Raw materials and component parts      $7,585         $7,869
Finished goods                            453            205
                                       ------         ------
                                       $8,038         $8,074
                                       ======         ======

4.    ACCRUED PRODUCT WARRANTY LIABILITY

            The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2005 and 2004.

                                          Three months ended
                                               March 31,
                                          ------------------
(In thousands)                              2005       2004
                                           -----      -----
Balance, beginning of period               $ 597      $ 495
Additions related to warranties issued       198        175
Warranty costs incurred                     (151)      (143)
                                           -----      -----
Balance, end of period                     $ 644      $ 527
                                           =====      =====

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

            The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2005 and 2004.

                                    Three Months Ended
                                          March 31,
                                    ------------------
(In thousands)                      2005         2004
                                   -------      -------
Accrual balance, beginning of
period                             $ 1,454      $ 2,125
Cash payments                         (109)        (131)
                                   -------      -------
Accrual balance, end of period     $ 1,345      $ 1,994
                                   =======      =======

6.    EARNINGS PER SHARE

            Beginning in the second quarter of 2004, the Company applied the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our previously outstanding redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. The calculation of earnings per share for the three months ended March 31, 2004 has been retroactively restated to reflect this guidance.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.    EARNINGS PER SHARE (CONTINUED)


                                                   Three Months Ended
                                                   ------------------
                                                       March 31,
                                                   2005        2004
                                                  -------     -------
Net income                                        $   163     $ 1,342
Dividends and accretion charges on
   preferred stock                                     --         (90)
Earnings allocation to preferred
  shareholders                                         --         (87)
                                                  -------     -------
Net income available to common
  shareholders                                    $   163     $ 1,165
                                                  =======     =======

Shares:
Basic:  Weighted average common shares
  outstanding                                      10,010       8,966
Add:  Dilutive effect of outstanding
  options, warrants and restricted stock as
  determined by the treasury  stock method
                                                      442         834
                                                  =======     =======
Diluted:  Weighted average common and
  common equivalent shares outstanding             10,452       9,800
                                                  =======     =======

Net income per common share:
   Basic                                          $  0.02     $  0.13
   Diluted                                        $  0.02     $  0.12

            Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury method.

            For the three months ended March 31, 2005 and March 31, 2004, potentially dilutive shares that were excluded from the earning per share calculation consisted of out-of-the-money stock options and warrants, and amounted to 44,250 and 750 shares, respectively. In addition, for the three months ended March 31, 2004, diluted earnings per share calculations assumed no conversion of the convertible mandatorily redeemable preferred stock (which was converted into 666,665 shares of common stock, partly on April 20, 2004 and the remainder on April 26, 2004), as the effect would have been anti-dilutive.

7.    COMPREHENSIVE INCOME

            The following table summarizes the Company's comprehensive income:

                                 Three Months Ended
                                      March 31,
                                 ------------------
(In thousands)                    2005        2004
                                 ------      ------
Net income                       $  163      $1.342
Foreign currency translation
adjustment                           (3)          6
                                 ------      ------
Total comprehensive income       $  160      $1,348
                                 ======      ======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

9.    SIGNIFICANT TRANSACTIONS

            On March 25, 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over the next three years. As of March 31, 2005, we had not repurchased any shares of our common stock under the program.

            On March 28, 2005, we amended the Banknorth Credit Facility to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program.

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

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2004. There were no material changes to the application of our critical accounting policies for the three months ended March 31, 2005

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

NET SALES. Net sales by business unit for the current and prior year's quarter were as follows:

                               Three months ended        Three months ended                 Change
(In thousands)                   March 31, 2005            March 31, 2004             $               %
                              ---------------------     ---------------------      -----------------------
Point of sale and banking     $ 3,954         32.8%     $ 5,006         33.2%      $(1,052)        (21.0%)
Gaming and lottery              5,471         45.5%       7,608         50.5%       (2,137)        (28.1%)
TransAct Services Group         2,611         21.7%       2,461         16.3%          150           6.1%
                              ---------------------     ---------------------      -------
                              $12,036        100.0%     $15,075        100.0%      $(3,039)        (20.2%)
                              =====================     =====================      =======
International *               $ 2,083         17.3%     $ 1,216          8.1%      $   867          71.3%
                              =====================     =====================      =======

*International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first quarter of 2005 decreased $3,039,000, or 20%, from the same period last year due primarily to lower printer shipments into our gaming and lottery (a decrease of approximately $2,137,000, or 28%) and point of sale ("POS") and banking (a decrease of approximately $1,052,000, or 21%) markets. Sales from our Services Group increased by $150,000, or 6%, as our installed base of printers grows and we continue to aggressively pursue these after-market sales. Overall, international sales increased by $867,000, or 71%, due largely to higher international shipments of our gaming printers, primarily to Australia and Europe.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations Sales of our POS and banking printers worldwide decreased approximately $1,052,000, or 21%.

                   Three months ended         Three months ended               Change
(In thousands)       March 31, 2005             March 31, 2004            $               %
                  ---------------------     ---------------------      -----------------------
Domestic          $ 3,418         86.4%     $ 4,670         93.3%      $(1,252)        (26.8%)
International         536         13.6%         336          6.7%          200          59.5%
                  ---------------------     ---------------------      -------
                  $ 3,954        100.0%     $ 5,006        100.0%      $(1,052)        (21.0%)
                  =====================     =====================      =======

Domestic POS and banking revenue decreased to $3,418,000, representing a $1,252,000, or 27%, decrease from the first quarter of 2004, due to significantly lower sales (approximately 85%) of our Bankjet(R) line of inkjet printers, as we substantially completed shipments to two major financial services companies to upgrade bank teller stations during 2004. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. This decrease was partially offset by increasing sales of our other POS product lines, including our iTherm(TM)280 thermal printer and our family of impact printers. Excluding banking printers, sales of our POS printers increased by over 50% in the first quarter of 2005 compared to the first quarter of 2004.

International POS and banking printer shipments increased by approximately $200,000, or 60%, to $536,000, due primarily to higher sales through our network of international POS distributors.

We expect sales into the POS and banking market for the second quarter of 2005 to be higher than those reported for the first quarter of 2005, as our additional sales staff and initiatives put in place in 2005 begin to take hold.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines and video lottery terminals ("VLT") that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products decreased by $2,137,000, or 28%, from the first quarter a year ago, primarily due to a decrease in sales of our slot machine and other gaming printers in North America. This decrease was somewhat offset by higher international sales of our slot machine and other gaming printers in Australia and Europe and by higher sales of lottery printers to GTECH.

                    Three months ended       Three months ended                 Change
(In thousands)        March 31, 2005           March 31, 2004              $              %
                  ---------------------     ---------------------      -----------------------
Domestic          $ 4,481         81.9%     $ 7,320         96.2%      $(2,839)        (38.8%)
International         990         18.1%         288          3.8%          702         243.8%
                  ---------------------     ---------------------      -------
                  $ 5,471        100.0%     $ 7,608        100.0%      $(2,137)        (28.1%)
                  =====================     =====================      =======

Domestic sales of our gaming and lottery printers declined by $2,839,000, or 39%. Due to a significant decline in slot machine sales into the domestic casino market, we experienced significantly lower sales of our TITO casino printers throughout North America. We expect the significant downturn in domestic casino slot machine sales to continue at least through the second quarter of 2005.

Printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, increased by approximately 47% in the first quarter of 2005 compared to the first quarter of 2004. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the second quarter of 2005 to be less than those reported in the first quarter of 2005.

We also sell spare parts and provide repair services for GTECH's significant installed base of impact and thermal lottery printers. Such sales are included in those reported for the TransAct Services Group.

International gaming and lottery printer sales increased $702,000, or 244%, to $990,000 in the first quarter of 2005. Such sales represented 18% and 4% of total sales into our gaming and lottery market during the first quarter of 2005 and 2004, respectively. We continued to experience growth in international printer sales as markets in Europe and Australia begin to adopt ticket printing in slot machines and other gaming and amusement machines. We expect sales of our gaming printers related to the rollout of ticket printing to accelerate in Europe and Australia in the second quarter of 2005, and more substantially in the second half of 2005.

TRANSACT SERVICES GROUP ("TSG"):

Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $150,000, or 6%

                   Three months ended       Three months ended                Change
(In thousands)       March 31, 2005           March 31, 2004            $               %
                  --------------------     ---------------------     -----------------------
Domestic          $2,054         78.7%     $ 1,869         75.9%     $   185           9.9%
International        557         21.3%         592         24.1%         (35)         (5.9)%
                  --------------------     ---------------------     -------
                  $2,611        100.0%     $ 2,461        100.0%     $   150           6.1%
                  ====================     =====================     =======

Sales in our TSG group increased domestically by approximately $185,000, to $2,054,000 largely due to higher sales of inkjet cartridges, spare parts and refurbished printers. Internationally, sales decreased by approximately $35,000 to $557,000 due largely to a decrease in services revenue. We expect sales from TSG to accelerate throughout the remainder of 2005, as the additional sales staff and our new service center in Las Vegas, NV and expanded service center in Wallingford, CT gain momentum. Sales from TSG in the first quarter of 2004 included unusually high sales to one of our major customers.

GROSS PROFIT. Gross profit decreased $1,741,000, or 32%, and gross margin decreased to 30.6% from 35.9%, due primarily to a lower volume of sales and a less favorable sales mix, including lower sales of higher margin gaming and lottery printers, in the first quarter of 2005 compared to the first quarter of 2004. We expect gross margin for the second quarter of 2005 to be consistent with the gross margin reported for the first quarter of 2005.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses increased by $117,000, or 19%, to $731,000, as we incurred expenses related to IGT's integration and attainment of jurisdictional approvals for our new Epic950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration") (approximately $100,000). Engineering and product development expenses increased as a percentage of net sales to 6.1% from 4.1%, due primarily to these increased costs in proportion to lower sales in the first quarter of 2005 compared to the first quarter of 2004. We expect engineering and product development expenses for the second quarter of 2005 to be somewhat higher than those reported in the first quarter of 2005 as we have added engineering staff and continue to increase product development to significantly expand our product offerings in both the POS and gaming and lottery markets.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the first quarter of 2005 were consistent with those reported for the first quarter of 2004, decreasing slightly by $13,000, or 1%, to $1,349,000. Lower spending on marketing and other promotional activities was largely offset by increased expenses related to the addition of new sales staff and our new service centers in Las Vegas, NV and Wallingford, CT. Selling and marketing expenses increased as a percentage of net sales to 11.2% from 9.0%, due primarily to lower sales volume in the first quarter of 2005 compared to the first quarter of 2004. We expect selling and marketing expenses to be higher in the second quarter of 2005 compared to the first quarter of 2005, as we experience the full-quarter effect of the addition of new sales and marketing staff (including the initial staffing of our newly-formed TransAct Services Group) and the establishment our two new service centers during the first quarter of 2005. We believe that this investment in selling and marketing is necessary in 2005 to achieve our sales growth strategy for 2005 and beyond.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $32,000, or 2%, to $1,364,000, due primarily to higher professional expenses, including those related to compliance with Sarbanes-Oxley. General and administrative expenses increased as a percentage of net sales to 11.3% from 8.8% due primarily to the factor listed above, and due to lower volume of sales. We expect general and administrative expenses to be higher in the second quarter of 2005 than the first quarter of 2005, largely due to higher expected legal expenses related to our lawsuit against a competitor, increased staffing in finance and accounting, and expenses associated with our implementation of a new Oracle ERP system.

OPERATING INCOME. During the first quarter of 2005 we reported operating income of $233,000, or 1.9% of net sales, compared to $2,110,000, or 14.0% of net sales in the first quarter of 2004. The substantial decrease in our operating income and operating margin was due largely to lower sales in the first quarter of 2005 compared to that of 2004.

INTEREST. We recorded net interest income of $20,000 compared to net interest expense of $10,000 in the first quarter of 2004, as we repaid all outstanding revolving borrowings, and our term loan, by January 2004. We do not expect to draw on our revolving borrowings as we continue to generate cash from operations through the remainder of 2005. As a result, we expect to continue to report net interest income throughout 2005. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $89,000 and $755,000 in the first quarter of 2005 and 2004, respectively, at an effective rate of 35.3% and 36.0%, respectively.

NET INCOME. We reported net income during the first quarter of 2005 of $163,000, or $0.02 per diluted share, compared to net income of $1,342,000, or $0.12 per diluted share, for the first quarter of 2004. Earnings per share for the first quarter of 2004 has been retroactively restated for adoption of EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. There were no preferred stock dividend payments or allocation of earnings to preferred shareholders beyond the second quarter of 2004, as the preferred stock was converted to common stock in April 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first three months of 2005, our cash flows reflected the results of lower sales volume and our increased investment in infrastructure, compared to the same period in 2004. Cash decreased by $1,032,000 from December 31, 2004, due in large part to increased capital spending in the first quarter of 2005. We ended the quarter with approximately $7.6 million in cash and cash equivalents. We expect to earn interest income on our available cash balance throughout 2005.

Operating activities: The following significant factors affected our cash used in operations of $423,000 in the first three months of 2005:

      -     We reported net income of $163,000

      - We recorded depreciation, amortization and non-cash compensation expense of $476,000

      - Accounts receivable increased by $235,000 due to timing of sales during the quarter

      - Accounts payable decreased by $805,000 due to lower inventory purchases related to lower sales volume during the quarter

      - Deferred tax assets increased by $195,000, primarily due to a tax benefit of $282,000 related to employee stock sales

The following payments also affected our cash from operations during the quarter:

Royalty Payments:

During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003. We had accrued for the $900,000 royalty for past usage as of December 31, 2003. In accordance with the terms of the agreement, we paid $525,000 of the royalty in the second quarter of 2004, and have paid the remaining $375,000 in the first quarter of 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the current sales of licensed printers, which is reflected in cost of sales.

Accrued Restructuring Payments:

As of March 31, 2005 and December 31, 2004, our restructuring accrual amounted to $1,345,000 and $1,454,000, respectively. The decrease of $109,000 is related solely to payments made on our Wallingford lease obligation. We expect to pay approximately $420,000 of these expenses per year from 2005 through 2007, and the remaining $194,000 in 2008. These payments from 2005 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $887,000 and $194,000 in the first three months of 2005 and 2004, respectively. Expenditures in 2005 included approximately $500,000 for the purchase of hardware, software and outside consulting costs related to our implementation of a new Oracle ERP system, and the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2005 to be approximately $3,000,000. During 2005, we expect to invest in two significant projects: (1) the purchase and implementation of Oracle software and (2) office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV. We believe these projects will provide us with improved efficiency and will enable us to streamline and more cost effectively manage our business as it grows in size, number of locations and overall complexity. In addition to these projects, we also expect to continue our focus on product development and the purchase of tooling for new products and enhanced versions of existing products.

Financing activities: We generated approximately $281,000 from financing activities during the first three months of 2005, largely due to proceeds from stock option exercises (approximately $284,000).

WORKING CAPITAL

Our working capital increased to $20,499,000 at March 31, 2005 from $20,325,000 at December 31, 2004. The current ratio also increased to 3.6 to 1 at March 31, 2005 from 3.3 to 1 at December 31, 2004. The increase in both working capital and the current ratio was due largely to lower accounts payable and accrued liabilities, partly offset by lower cash and cash equivalents ($7,596,000) compared to December 31, 2004.

DEFERRED TAXES

As of March 31, 2005, we had a net deferred tax asset of approximately $2,839,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.0 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "Banknorth Credit Facility") with Banknorth N.A. The Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which, as amended, may be drawn down through July 2005. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25% and are secured by a lien on the assets of the company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

On November 12, 2004, we amended the Banknorth Credit Facility. Under the terms of the agreement, we renewed, through July 31, 2005, our $1.0 million equipment loan, which had expired on July 31, 2004. The amendment also revised certain other terms of the revolving credit facility.

On March 28, 2005, we amended the Banknorth Credit Facility to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program as explained below.

The borrowing base of the revolving credit line under Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

As of March 31, 2005, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the Banknorth Credit Facility were approximately $12,500,000 at March 31, 2005. However, our maximum additional available borrowings under the facility were limited to approximately $9,000,000 at March 31, 2005 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the Banknorth Credit Facility at March 31, 2005.

STOCK REPURCHASE PROGRAM

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. As of March 31, 2005, we did not repurchase any shares of our common stock under the Stock Repurchase Program.

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

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $792,000 to $24,507,000 at March 31, 2005 from $23,715,000 at December 31, 2004. The increase was primarily due to the following for the three months ended March 31, 2005: (1) net income of $163,000
(2) proceeds of approximately $284,000 from the issuance of approximately 61,000 shares of common stock from stock option exercises, (3) an increase in additional paid in capital of approximately $282,000 resulting from the tax benefits resulting from the sale of employee stock from stock option exercises, and (4) compensation expense related to restricted stock grants of $69,000.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended March 31, 2005.

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations and borrowings available under the Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next 12 months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 28, 2005 we announced that we had filed a complaint in Connecticut Superior Court against FutureLogic, Inc. of Glendale, California. The complaint charges FutureLogic with disseminating false and misleading statements, which impugn the business reputation of TransAct with the intent of damaging TransAct's business. TransAct asserts claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and seeks an award of compensatory and punitive damages, attorneys' fees and costs.

ITEM 2C. STOCK REPURCHASE

On March 25, 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. As of March 31, 2005, we did not repurchase any shares of our common stock under the Stock Repurchase Program.

ITEM 6. EXHIBITS

        a. Exhibits filed herein

               Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 10.22 Second Amendment to Revolving Credit, Equipment Loan and Security Agreement dated as of March 28, 2005 between TransAct Technologies Incorporated and Banknorth, N.A.

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

                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    ----------------------------------
                                    (Registrant)



May 10, 2005                        /s/ Steven A. DeMartino
                                    -----------------------
                                    Steven A. DeMartino
                                    Executive Vice President, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

                31.1    Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2    Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                10.22 Second Amendment to Revolving Credit, Equipment Loan and Security Agreement dated as of March 28, 2005 between TransAct Technologies Incorporated and Banknorth, N.A.