Form 10-Q
period 2005-06-30
TRANSACT TECHNOLOGIES INC
filed 2005-08-08
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from: _________________ to: _________________

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          OUTSTANDING JULY 29, 2005
-----                          -------------------------
COMMON STOCK, $.01 PAR VALUE           10,103,472

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.      Financial Information:

   Item 1    Financial Statements (unaudited)

             Condensed consolidated balance sheets as of June 30, 2005
             and December 31, 2004                                                3

             Condensed consolidated statements of income for the three
             and six months ended June 30, 2005 and 2004                          4

             Condensed consolidated statements of cash flow for the
             six months ended June 30, 2005 and 2004                              5

             Notes to condensed consolidated financial statements                 6

   Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                           12

   Item 4    Controls and Procedures                                             20

PART II.     Other Information:

   Item 1    Legal Proceedings                                                   21

   Item 2c   Stock Repurchase                                                    21

   Item 5    Submission of Matters to a Vote of Security Holders                 21

   Item 6    Exhibits                                                            22

   Signatures                                                                    23

   Certifications                                                           25 - 29

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                               JUNE 30,   December 31,
(In thousands)                                   2005         2004
                                               --------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                   $ 4,741      $ 8,628
   Receivables, net                              9,666        8,910
   Inventories                                   7,916        8,074
   Refundable income taxes                         510          510
   Deferred tax assets                           2,419        2,370
   Other current assets                            427          586
                                               -------      -------
      Total current assets                      25,679       29,078
                                               -------      -------

Fixed assets, net                                3,881        3,177
Goodwill                                         1,469        1,469
Deferred tax assets                                334          274
Other assets                                       558          101
                                               -------      -------
                                                 6,242        5,021
                                               -------      -------
Total assets                                   $31,921      $34,099
                                               =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                            $ 2,427      $ 3,804
   Accrued liabilities                           3,523        3,812
   Accrued restructuring                           420          420
   Deferred revenue                                357          717
                                               -------      -------
      Total current liabilities                  6,727        8,753
                                               -------      -------

Accrued restructuring                              811        1,034
Accrued product warranty                           128          153
Deferred revenue                                   352          444
                                               -------      -------
                                                 1,291        1,631
                                               -------      -------
   Total liabilities                             8,018       10,384
                                               -------      -------

Shareholders' equity:
   Common stock                                    102          100
   Additional paid-in capital                   19,207       17,401
   Retained earnings                             7,542        7,112
   Unamortized restricted stock compensation    (2,090)      (1,067)
   Accumulated other comprehensive income          126          169
   Treasury stock, at cost                        (984)          --
                                               -------      -------
      Total shareholders' equity                23,903       23,715
                                               -------      -------
Total liabilities and shareholders' equity     $31,921      $34,099
                                               =======      =======

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   -----------------
(In thousands, except per share data)           2005      2004       2005      2004
                                              -------   -------    -------   -------
Net sales                                     $12,346   $14,694    $24,382   $29,769
Cost of sales                                   8,092     9,077     16,451    18,734
                                              -------   -------    -------   -------
Gross profit                                    4,254     5,617      7,931    11,035
                                              -------   -------    -------   -------

Operating expenses:
   Engineering, design and product
      development                                 739       548      1,470     1,162
   Selling and marketing                        1,547     1,218      2,896     2,580
   General and administrative                   1,590     1,563      2,954     2,895
                                              -------   -------    -------   -------
                                                3,876     3,329      7,320     6,637
                                              -------   -------    -------   -------
Operating income                                  378     2,288        611     4,398
                                              -------   -------    -------   -------
Interest and other income (expense):
   Interest, net                                   20        (2)        40       (12)
   Other, net                                      16         2         15        (1)
                                              -------   -------    -------   -------
                                                   36        --         55       (13)
                                              -------   -------    -------   -------

Income before income taxes                        414     2,288        666     4,385
Income taxes                                      147       823        236     1,578
                                              -------   -------    -------   -------
Net income                                    $   267   $ 1,465    $   430   $ 2,807
                                              =======   =======    =======   =======

Net income available to common shareholders   $   267   $ 1,421    $   430   $ 2,578

Net income per common share:
      Basic                                   $  0.03   $  0.15    $  0.04   $  0.28
      Diluted                                 $  0.03   $  0.14    $  0.04   $  0.25

Shares used in per-share calculation
      Basic                                     9,970     9,620      9,990     9,292
      Diluted                                  10,246    10,447     10,379    10,133

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     ----------------
(In thousands)                                                         2005     2004
                                                                     -------   ------
Cash flows from operating activities:
   Net income                                                        $   430   $2,807
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Non-cash compensation expense                                   194      142
         Deferred income taxes                                           (60)      --
         Depreciation and amortization                                   808      822
         Changes in operating assets and liabilities:
            Receivables                                                 (756)     679
            Inventories                                                  158     (621)
            Other current assets                                         159      260
            Other assets                                                   1        1
            Accounts payable                                          (1,377)      82
            Accrued liabilities and other liabilities                   (532)     742
            Accrued restructuring expenses                              (223)    (221)
                                                                     -------   ------
               Net cash (used in) provided by operating activities    (1,198)   4,693
                                                                     -------   ------

Cash flows from investing activities:
   Purchases of fixed assets                                          (1,495)    (447)
   Purchase of intangible assets                                        (475)      --
                                                                     -------   ------
      Net cash used in investing activities                           (1,970)    (447)
                                                                     -------   ------

Cash flows from financing activities:
   Term loan repayments                                                   --     (420)
   Proceeds from option and warrant exercises                            311      826
   Purchases of common stock for treasury                               (984)      --
   Payment of cash dividends                                              --      (91)
   Payment of expenses related to preferred stock conversion and
      registration of common stock                                        (3)     (52)
                                                                     -------   ------
         Net cash (used in) provided by financing activities            (676)     263
                                                                     -------   ------

Effect of exchange rate changes                                          (43)       4
                                                                     -------   ------

(Decrease) increase in cash and cash equivalents                      (3,887)   4,513
Cash and cash equivalents at beginning of period                       8,628      498
                                                                     -------   ------
Cash and cash equivalents at end of period                           $ 4,741   $5,011
                                                                     =======   ======

Non-cash financing activities:
   Conversion of preferred stock to common stock                     $    --   $3,926
   Tax benefit related to employee stock sales                           283    1,173
   Accretion of preferred stock discount and issuance costs               --       24
   Issuance of restricted stock                                        1,217    1,339

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

          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly TransAct's financial position as of June 30, 2005, the results of our operations for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. The December 31, 2004 condensed consolidated balance sheet has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

          The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

          Unearned compensation for restricted stock awards granted is recorded on the date of the grant based on the fair value of such awards. Such unearned compensation is expensed, using a straight-line method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards are forfeited and compensation expense and unearned compensation previously recognized are reversed.

          During the three and six months ended June 30, 2005, we granted 27,000 and 123,400 shares of restricted stock, respectively, to directors and key employees under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan. Deferred compensation of $257,000 and $1,217,000 was recorded with respect to these grants in the three and six months ended June 30, 2005, respectively, and will be recognized into compensation expense over the vesting period (between three and five years).

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

     The Company recorded compensation expense of $69,000 and $194,000 for the three and six months ended June 30, 2005, respectively.

          The following table illustrates the effect on net income, compensation expense and net income per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans.

                                                 Three months ended   Six months ended
                                                      June 30,            June 30,
                                                 ------------------   ----------------
(In thousands, except per share data)               2005    2004        2005    2004
                                                   -----   ------      -----   ------
Net income available to common
   shareholders:
   Net income available to common
      shareholders, as reported                    $ 267   $1,421      $ 430   $2,578
   Add: Stock-based compensation expense
      included in reported net income,
      net of tax                                      81       46        125       90
   Deduct: Stock-based compensation expense
      determined under fair value based method
      for all awards, net of tax                    (226)     (15)      (395)     (85)
                                                   -----   ------      -----   ------
   Pro forma net income available to common
      shareholders                                 $ 122   $1,452      $ 160   $2,583
                                                   =====   ======      =====   ======

Net income per common share:
   Basic:
      As reported                                  $0.03   $ 0.15      $0.04   $ 0.28
      Pro forma                                    $0.01   $ 0.15      $0.02   $ 0.28
   Diluted:
      As reported                                  $0.03   $ 0.14      $0.04   $ 0.25
      Pro forma                                    $0.01   $ 0.14      $0.02   $ 0.25

          During the three and six months ended June 30, 2005, we received cash proceeds of approximately $27,000 and $311,000, respectively, from the issuance of approximately 4,000 and 65,000 shares of common stock resulting from stock option and stock purchase plan exercises. We also recorded a related tax benefit that was credited to Additional Paid-In Capital of approximately $1,000 and $283,000 in the three and six months ended June 30, 2005, respectively, resulting from subsequent employee stock sales.

3.   INVENTORIES

          The components of inventories are as follows:

                                         June 30,   December 31,
     (In thousands)                        2005         2004
                                         --------   ------------
     Raw materials and component parts    $7,610       $7,869
     Finished goods                          306          205
                                          ------       ------
                                          $7,916       $8,074
                                          ======       ======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.   ACCRUED PRODUCT WARRANTY LIABILITY

          The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2005 and 2004.

                                              Three months ended   Six months ended
                                                   June 30,            June 30,
                                              ------------------   ----------------
     (In thousands)                              2005    2004        2005    2004
                                                -----   -----       -----   -----
     Balance, beginning of period               $ 644   $ 527       $ 597   $ 495
     Additions related to warranties issued       160     130         358     305
     Warranty costs incurred                     (140)   (141)       (291)   (284)
                                                -----   -----       -----   -----
     Balance, end of period                     $ 664   $ 516       $ 664   $ 516
                                                =====   =====       =====   =====

          The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheet.

5.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

          In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We continue to apply the consensus set forth in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses relating to the consolidation. The remaining accrued restructuring balance relates to lease and other occupancy costs related to unused space at our Wallingford facility through the end of the lease term.

          The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2005 and 2004.

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
     (In thousands)                     2005     2004       2005     2004
                                       ------   ------     ------   ------
     Accrual balance, beginning of
        period                         $1,345   $1,994     $1,454   $2,125
     Cash payments                       (114)     (90)      (223)    (221)
                                       ------   ------     ------   ------
     Accrual balance, end of period    $1,231   $1,904     $1,231   $1,904
                                       ======   ======     ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   EARNINGS PER SHARE

          Earnings per share were computed as follows (in thousands, except per share amounts):

                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                               -------------------   -----------------
                                                  2005      2004       2005      2004
                                                -------   -------    -------   -------
Net income                                      $   267   $ 1,465    $   430   $ 2,807
Dividends and accretion charges on
   preferred stock                                   --       (21)        --      (111)
Earnings allocation to preferred
   shareholders                                      --       (23)        --      (118)
                                                -------   -------    -------   -------
Net income available to common
   shareholders                                 $   267   $ 1,421    $   430   $ 2,578
                                                =======   =======    =======   =======
Shares:
Basic: Weighted average common shares
   outstanding                                    9,970     9,620      9,990     9,292
Add: Dilutive effect of outstanding
   options, warrants and restricted stock as
   determined by the treasury stock method          276       827        389       841
                                                -------   -------    -------   -------
Diluted: Weighted average common and
   common equivalent shares outstanding          10,246    10,447     10,379    10,133
                                                =======   =======    =======   =======

Net income per common share:
   Basic                                        $  0.03   $  0.15    $  0.04   $  0.28
   Diluted                                      $  0.03   $  0.14    $  0.04   $  0.25

          Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury method.

          For the three and six months ended June 30, 2005, potentially dilutive shares that were excluded from the earning per share calculation consisted of out-of-the-money stock options and warrants, and amounted to 55,250 and 52,250 shares, respectively.

7.   COMPREHENSIVE INCOME

     The following table summarizes the Company's comprehensive income:

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    ------------------   ----------------
     (In thousands)                   2005    2004         2005    2004
                                      ----   ------        ----   ------
     Net income                       $267   $1,465        $430   $2,807
     Foreign currency translation
        adjustment                     (40)      (2)        (43)       4
                                      ----   ------        ----   ------
     Total comprehensive income       $227   $1,463        $387   $2,811
                                      ====   ======        ====   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8.   INTANGIBLE ASSETS

          On June 30, 2005, the Company acquired certain intangible assets related to casino ticket printer designs and technology from Bally Gaming, Inc. ("Bally") for $475,000. Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we are no longer required to pay any future royalties to Bally.

          The purchase price was allocated based on management's estimates to intangible assets based on their relative fair value at the date of acquisition. The Company utilized the assistance of an independent valuation firm in determining the relative fair values. The fair value of the intangibles, comprised of purchased technology and a covenant not to compete, was determined using the future cash flows method. The intangible assets are amortized each year on a straight-line basis over six and seven years, respectively, for the estimated life of the assets.

          The following summarizes the allocation of the purchase price for the acquisition of certain intangible assets from Bally (in thousands):

     Purchased technology      $339
     Covenant not to compete    136
                               ----
     Consideration paid        $475
                               ====

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaced SFAS 123, and superseded APB 25. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. SFAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R requires implementation using a modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. In April 2005, the FASB changed the implementation date for SFAS 123R and the provisions of this statement will now be effective for the Company during the first quarter of 2006.

          ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), a replacement of Accounting Principles Board Opinion No. 20 "Accounting Changes" and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.  SIGNIFICANT TRANSACTIONS

          On March 25, 2005, the Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time on the open market over the next three years depending on market conditions, share price and other factors. As of June 30, 2005, we repurchased a total of 122,000 shares of common stock for approximately $984,000 at an average price of $8.07 per share.

          On March 28, 2005, we amended the TD Banknorth Credit Facility to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program.

          On May 25, 2005, our shareholders approved the adoption of the 2005 Employee Equity Incentive Plan (the "2005 Plan"). The 2005 Plan provides for awards to executives, key employees, directors and consultants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. A maximum of 600,000 shares of common stock may be issued in satisfaction of awards made under the 2005 Plan. Upon adoption of the 2005 Plan, no new awards will be made under any other existing TransAct equity plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; availability of third-party components at reasonable prices; price wars or other significant pricing pressures affecting our products in the United States and abroad; and the outcome of lawsuits between TransAct and FutureLogic, Inc.. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2004. There were no material changes to the application of our critical accounting policies for the three and six months ended June 30, 2005

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

NET SALES. Net sales by business unit for the current and prior year's quarter were as follows:

                                                                           Change
                            Three months ended   Three months ended   ---------------
(In thousands)                 June 30, 2005        June 30, 2004        $        %
                            ------------------   ------------------   -------   -----
Point of sale and banking    $ 3,155    25.6%     $ 4,623    31.5%    $(1,468)  (31.8%)
Gaming and lottery             6,027    48.8%       7,574    51.5%     (1,547)  (20.4%)
TransAct Services Group        3,164    25.6%       2,497    17.0%        667    26.7%
                             -------   -----      -------   -----     -------
                             $12,346   100.0%     $14,694   100.0%    $(2,348)  (16.0%)
                             =======   =====      =======   =====     =======
International *              $ 2,941    23.8%     $ 1,375     9.4%    $ 1,566   113.9%
                             =======   =====      =======   =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the second quarter of 2005 decreased $2,348,000, or 16%, from the same period last year due primarily to lower printer shipments into our gaming and lottery (a decrease of approximately $1,547,000, or 20%) and point of sale ("POS") and banking (a decrease of approximately $1,468,000, or 32%) markets. Sales from our Services Group increased by $667,000, or 27%, as our installed base of printers grows and as we continue to aggressively pursue these after-market sales. Overall, international sales increased by $1,566,000, or 114%, due largely to higher international shipments of our gaming printers, primarily to Australia and Europe.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide decreased approximately $1,468,000, or 32%.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)     June 30, 2005         June 30, 2004        $        %
                 ------------------   ------------------   -------   -----
Domestic           $2,463    78.1%      $4,153    89.8%    $(1,690)  (40.7%)
International         692    21.9%         470    10.2%        222    47.2%
                   ------   -----       ------   -----     -------
                   $3,155   100.0%      $4,623   100.0%    $(1,468)  (31.8%)
                   ======   =====       ======   =====     =======

Domestic POS and banking revenue decreased to $2,463,000, representing a $1,690,000, or 41%, decrease from the second quarter of 2004, due to significantly lower sales of our Bankjet(R) line of inkjet printers, as we benefited from shipments of printers to two major financial services companies to upgrade bank teller stations during 2004 that did not recur in 2005. However, in June 2005, we announced that a top-tier financial services company selected our Bankjet(R) printer for use in up to 6,000 of their bank teller stations. We shipped a small number of printers to this customer in the second quarter of 2005, and expect to ship the remainder in the third quarter of 2005. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. The decrease in banking printer sales was partially offset by increasing sales of our POS printers, primarily our iTherm(TM)280 thermal printer and our new line of printers exclusively for POS distributors. Excluding banking printers, sales of our POS printers increased by 12% in the second quarter of 2005 compared to the second quarter of 2004.

International POS and banking printer shipments increased by approximately $222,000, or 47%, to $692,000, due primarily to higher sales through our network of international POS distributors (primarily in Europe and Latin America).

We expect sales into the POS and banking market for the third quarter of 2005 to be significantly higher than those reported for the second quarter of 2005, as we expect to ship substantially more Bankjet(R) printers for our new bank teller application win explained above, and our additional sales staff and initiatives put in place in the first half of 2005 begin to take hold.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines and video lottery terminals ("VLT") that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products decreased by $1,547,000, or 20%, from the second quarter a year ago, primarily due to a decrease in sales of lottery printers to GTECH and slot machine and other gaming printers in North America. This decrease was somewhat offset by higher international sales of our slot machine and other gaming printers in Australia and Europe.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)      June 30, 2005        June 30, 2004        $        %
                 ------------------   ------------------   -------   -----
Domestic           $4,494    74.6%      $7,205    95.1%    $(2,711)  (37.6%)
International       1,533    25.4%         369     4.9%      1,164   315.4%
                   ------   -----       ------   -----     -------
                   $6,027   100.0%      $7,574   100.0%    $(1,547)  (20.4%)
                   ======   =====       ======   =====     =======

Domestic sales of our gaming and lottery printers declined by $2,711,000, or 38%, due primarily to two factors. First, due to the continued significant decline in slot machine sales into the domestic casino market, we experienced significantly lower sales of our TITO casino printers throughout North America in the second quarter of 2005. We expect the downturn in domestic casino slot machine sales to continue in the third quarter of 2005.

Secondly, printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, decreased by approximately $1,046,000, or 74%, in the second quarter of 2005 compared to the second quarter of 2004. This was due to the timing of orders from GTECH and shipments of legacy impact printers to GTECH in the second quarter of 2004 that did not recur in 2005. We do not expect any future orders for legacy impact printers, as GTECH replaced our legacy impact on-line lottery printer with our new thermal on-line lottery printer. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the third quarter of 2005 to be higher than those reported in the second quarter of 2005.

International gaming and lottery printer sales increased $1,164,000, or 315%, to $1,533,000 in the second quarter of 2005. Such sales represented 25% and 5% of total sales into our gaming and lottery market during the second quarter of 2005 and 2004, respectively. We continued to experience growth in international printer sales as markets in Europe and Australia begin to adopt ticket printing in slot machines and other gaming and amusement machines. We expect sales of our gaming printers related to the rollout of ticket printing to continue to accelerate in Europe and Australia in the second half of 2005.

TRANSACT SERVICES GROUP ("TSG"):

Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services and refurbished printers. Sales from TSG increased by approximately $667,000, or 27%.

                                                              Change
                 Three months ended   Three months ended   -----------
(In thousands)      June 30, 2005         June 30, 2004      $     %
                 ------------------   ------------------   ----   ----
Domestic           $2,448    77.4%      $1,961    78.5%    $487   24.8%
International         716    22.6%         536    21.5%     180   33.6%
                   ------   -----       ------   -----     ----
                   $3,164   100.0%      $2,497   100.0%    $667   26.7%
                   ======   =====       ======   =====     ====

Domestic TSG revenue increased by approximately $487,000 or 25%, to $2,448,000 largely due to higher sales of maintenance and repair services and spare parts. Internationally, sales increased by approximately $180,000 to $716,000 due largely to an increase in services revenue. We expect sales from TSG to continue to grow throughout the remainder of 2005, as we derive benefits from the additional sales staff, our new service center in Las Vegas, NV and our expanded service center in Wallingford, CT.

GROSS PROFIT. Gross profit decreased $1,363,000 to $4,254,000, or 24%, and gross margin decreased to 34.5% from 38.2%, due primarily to a lower volume of sales and a less favorable sales mix in the second quarter of 2005 compared to the second quarter of 2004. We expect gross margin for the third quarter of 2005 to be consistent with the gross margin reported for the second quarter of 2005.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses increased by $191,000, or 35%, to $739,000, as we incurred expenses related to
(1) increased engineering staffing, (2) IGT's integration and attainment of jurisdictional approvals for our new Epic950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"), and (3) increased development expenses related to the launch of our new line of printers exclusively for POS distributors. Engineering and product development expenses increased as a percentage of net sales to 6.0% from 3.7%, due primarily to these increased costs in proportion to lower sales in the second quarter of 2005 compared to the second quarter of 2004. We expect engineering and product development expenses for the third quarter of 2005 to be consistent with those reported in the second quarter of 2005 as we continue our product development to significantly expand our product offerings in both the POS and gaming and lottery markets.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $329,000, or 27%, to $1,547,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the launch of our new line of printers exclusively for POS distributors, and (3) the recruitment and hire of a SVP Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 12.5% from 8.3%, due primarily to increased expenses in proportion to lower sales volume in the second quarter of 2005 compared to the second quarter of 2004. We expect selling and marketing expenses to be higher in the third quarter of 2005 compared to the second quarter of 2005, due largely to higher trade show expenses for the Global Gaming Exposition (G2E) and the full-quarter effect of the addition of new sales and marketing staff made during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses; and telecommunication expenses. General and administrative expenses increased slightly by $27,000, or 2%, to $1,590,000. General and administrative expenses increased as a percentage of net sales to 12.9% from 10.6% due primarily to lower volume of sales in the second quarter of 2005 compared to the second quarter of 2004. We expect general and administrative expenses in the third quarter of 2005 to be higher than those reported in the second quarter of 2005, largely due to higher expected audit expenses related to Sarbanes-Oxley compliance and legal expenses related to our lawsuit against FutureLogic, Inc.

OPERATING INCOME. During the second quarter of 2005, we reported operating income of $378,000, or 3.1% of net sales, compared to $2,288,000, or 15.6% of net sales in the second quarter of 2004. The substantial decrease in our operating income and operating margin was due largely to lower sales in the second quarter of 2005 compared to that of 2004.

INTEREST. We recorded net interest income of $20,000 compared to net interest expense of $2,000 in the second quarter of 2004, as we repaid all outstanding revolving borrowings, and our term loan, by January 2004. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income throughout 2005. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $147,000 and $823,000 in the second quarter of 2005 and 2004, respectively, at an effective rate of 35.5% and 36.0%, respectively. We expect our effective tax rate for the third quarter of 2005 to be lower than that reported for the second quarter of 2005 due to certain discrete tax benefits expected in the third quarter.

NET INCOME. We reported net income during the second quarter of 2005 of $267,000, or $0.03 per diluted share, compared to net income of $1,465,000, or $0.14 per diluted share, for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET SALES. Net sales by business unit for the current and prior year's six month period were as follows:

                                                                        Change
                            Six months ended   Six months ended   ---------------
(In thousands)                June 30, 2005      June 30, 2004       $        %
                            ----------------   ----------------   -------   -----
Point of sale and banking   $ 7,109    29.1%   $ 9,629    32.3%   $(2,520)  (26.2%)
Gaming and lottery           11,498    47.2%    15,182    51.0%    (3,684)  (24.3%)
TransAct Services Group       5,775    23.7%     4,958    16.7%       817    16.5%
                            -------   -----    -------   -----    -------
                            $24,382   100.0%   $29,769   100.0%   $(5,387)  (18.1%)
                            =======   =====    =======   =====    =======
International *             $ 5,024    20.6%   $ 2,591     8.7%   $ 2,433    93.9%
                            =======   =====    =======   =====    =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2005 decreased $5,387,000, or 18%, from the prior year's first half due to significantly lower printer shipments (approximately $6,204,000, or 25%) into both our gaming and lottery market and POS and banking market. Sales from our TransAct Services Group increased by $817,000, or 17%, as our installed base of printers grows and as we continue to aggressively pursue these sales. Overall, international sales increased by $2,433,000, or 94%, due primarily to higher international shipments of our gaming printers.

POINT OF SALE AND BANKING:

Sales of our POS and banking printers worldwide decreased approximately $2,520,000, or 26%.

                                                            Change
                 Six months ended   Six months ended   ---------------
(In thousands)     June 30, 2005      June 30, 2004       $        %
                 ----------------   ----------------   -------   -----
Domestic          $5,881    82.7%    $8,823    91.6%   $(2,942)  (33.3%)
International      1,228    17.3%       806     8.4%       422    52.4%
                  ------   -----     ------   -----    -------
                  $7,109   100.0%    $9,629   100.0%   $(2,520)  (26.2%)
                  ======   =====     ======   =====    =======

Domestic POS and banking printer sales decreased to $5,881,000, representing a $2,942,000, or 33%, decrease from the first half of 2004, due to significantly lower sales of our Bankjet(R) line of inkjet printers, as we benefited from shipments of printers to two major financial services companies to upgrade bank teller stations during 2004 that did not recur in 2005. However, in June 2005, we announced that a top-tier financial services company selected our Bankjet(R) printer for use in up to 6,000 of their bank teller stations. We shipped a small number of printers to this customer in the second quarter of 2005, and expect to ship the remainder in the third quarter of 2005. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. The decrease in banking printer sales was partially offset by increasing sales of our POS printers, primarily our iTherm(TM)280 thermal printer and our new line of printers exclusively for POS distributors. Excluding banking printers, sales of our POS printers increased by 28% in the first half of 2005 compared to the first half of 2004.

International POS and banking printer shipments increased by approximately $422,000, or 52%, to $1,228,000, due primarily to higher sales through our network of international POS distributors (primarily in Europe and Latin America).

We expect sales into the POS and banking market for the third quarter of 2005 to be significantly higher than those reported for the second quarter of 2005, as we expect to ship substantially more Bankjet(R) printers for our new bank teller application win explained above, and our additional sales staff and initiatives put in place in the first half of 2005 begin to take hold.

GAMING AND LOTTERY:

Sales of our gaming and lottery products decreased by $3,684,000, or 24%, from the first half of 2004, primarily due to a decrease in sales of our slot machine and other gaming printers in North America, and to a lesser extent, a decrease in lottery printer sales to GTECH. These decreases were somewhat offset by higher international sales of our slot machine and other gaming printers in Australia and Europe.

                                                            Change
                 Six months ended   Six months ended   ---------------
(In thousands)     June 30, 2005      June 30, 2004       $        %
                 ----------------   ----------------   -------   -----
Domestic         $ 8,975    78.1%   $14,525    95.7%   $(5,550)  (38.2%)
International      2,523    21.9%       657     4.3%     1,866   284.0%
                 -------   -----    -------   -----    -------
                 $11,498   100.0%   $15,182   100.0%   $(3,684)  (24.3%)
                 =======   =====    =======   =====    =======

Domestic sales of our gaming and lottery printers declined by $5,550,000, or 38%, to $8,975,000. Due to the continued significant decline in slot machine sales into the domestic casino market, we experienced significantly lower sales of our TITO casino printers throughout North America during the first half of 2005. We expect the downturn in domestic casino slot machine sales to continue in the third quarter of 2005.

Printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, decreased by approximately $476,000, or 18%, in the first half of 2005 compared to the first half of 2004. This was due to the timing of orders from GTECH and shipments of legacy impact printers to GTECH in the first half of 2004 that did not recur in 2005. We do not expect any future orders for legacy impact printers, as GTECH replaced our legacy impact on-line lottery printer with our new thermal on-line lottery printer. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the third quarter of 2005 to be higher than those reported in the second quarter of 2005.

International gaming and lottery printer sales increased $1,866,000, or 284%, to $2,523,000 in the first half of 2005 compared to the first half of 2004. Such sales represented 22% and 4% of total sales into our gaming and lottery market during the first half of 2005 and 2004, respectively. We continued to experience growth in international printer sales as markets in Europe and Australia begin to adopt ticket printing in slot machines and other gaming and amusement machines. We expect sales of our gaming printers related to the rollout of ticket printing to continue to accelerate in Europe and Australia in the second half of 2005.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $817,000, or 17%.

                                                          Change
                 Six months ended   Six months ended   -----------
(In thousands)     June 30, 2005      June 30, 2004      $      %
                 ----------------   ----------------   ----   ----
Domestic          $4,502    78.0%    $3,830    77.2%   $672   17.5%
International      1,273    22.0%     1,128    22.8%    145   12.9%
                  ------   -----     ------   -----    ----
                  $5,775   100.0%    $4,958   100.0%   $817   16.5%
                  ======   =====     ======   =====    ====

Domestic TSG revenue increased by approximately $672,000, or 18%, to $4,502,000, largely due to higher sales of spare parts, and to a lesser extent, higher revenue from maintenance and repair services. Internationally, TSG sales increased by approximately $145,000, or 13%, to $1,273,000, due largely to an increase in services revenue. We expect sales from TSG to continue to grow throughout the remainder of 2005, as we derive benefits from the additional sales staff and our new service center in Las Vegas, NV and expanded service center in Wallingford, CT.

GROSS PROFIT. Gross profit decreased $3,104,000, or 28%, to $7,931,000 and gross margin decreased to 32.5% from 37.1%, due primarily to a lower volume of sales and a less favorable sales mix, in the first half of 2005 compared to the first half of 2004. We expect gross margin for the third quarter of 2005 to be consistent with the gross margin reported for the second quarter of 2005.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $308,000, or 27%, to $1,470,000, as we incurred expenses related to (1) increased engineering staffing, (2) IGT's integration and attainment of jurisdictional approvals for our new Epic950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"), and
(3) increased development expenses related to the launch of our new line of printers exclusively for POS distributors. Engineering and product development expenses increased as a percentage of net sales to 6.0% from 3.9%, due primarily to these increased costs in proportion to lower sales in the first half of 2005 compared to the first half of 2004. We expect engineering and product development expenses for the third quarter of 2005 to be consistent with those reported in the second quarter of 2005, as we continue our product development to significantly expand our product offerings in both the POS and gaming and lottery markets.

SELLING AND MARKETING. Selling and marketing expenses increased by $316,000, or 12%, to $2,896,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the launch of our new line of printers exclusively for POS distributors, and (3) the recruitment and hire of a SVP Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 11.9% from 8.7%, due primarily to increased expenses in proportion to lower sales volume in the first half of 2005 compared to the first half of 2004. We expect selling and marketing expenses to be higher in the third quarter of 2005 compared to the second quarter of 2005, due largely to higher trade show expenses for the Global Gaming Exposition (G2E) and the full-quarter effect of the addition of new sales and marketing staff made during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $59,000, or 2%, to $2,954,000, due primarily to higher professional expenses, including legal fees related to our lawsuit filed against FutureLogic, Inc. General and administrative expenses increased as a percentage of net sales to 12.1% from 9.7% due primarily to lower volume of sales in the first half of 2005 compared to the first half of 2004. We expect general and administrative expenses in the third quarter of 2005 to be higher than those reported in the second quarter of 2005, largely due to higher expected audit expenses related to Sarbanes-Oxley compliance and legal expenses related to our lawsuit against FutureLogic, Inc.

OPERATING INCOME. During the first half of 2005, we reported operating income of $611,000, or 2.5% of net sales, compared to $4,398,000, or 14.8% of net sales in the first half of 2004. The substantial decrease in our operating income and operating margin was due largely to lower sales in the first half of 2005 compared to that of 2004.

INTEREST. We recorded net interest income of $40,000 in the first half of 2005 compared to net interest expense of $12,000 in the first half of 2004, as we repaid all outstanding revolving borrowings, and our term loan, by January 2004. We do not expect to draw on our revolving borrowings, and we expect to continue to report net interest income throughout 2005. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $236,000 and $1,578,000 in the first half of 2005 and 2004, respectively, at an effective rate of 35.4% and 36.0%, respectively. We expect our effective tax rate for the third quarter of 2005 to be lower than that reported for the second quarter of 2005 due to certain discrete tax benefits expected in the third quarter.

NET INCOME. We reported net income during the first half of 2005 of $430,000, or $0.04 per diluted share, compared to net income of $2,807,000, or $0.25 per diluted share, for the first half of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first half of 2005, our cash flows reflected the results of lower sales volume, our repurchase of outstanding common stock, the purchase of certain intangible assets from Bally Gaming, Inc. ("Bally"), and our increased investment in infrastructure, compared to the same period in 2004. Cash decreased by $3,887,000 from December 31, 2004, due in large part to increased capital spending in the first half of 2005, the repurchase of nearly $1.0 million of outstanding common stock, and the purchase of certain intangible assets related to casino printer designs and technology from Bally. We ended the quarter with approximately $4,741,000 in cash and cash equivalents. We expect to earn interest income on our available cash balance throughout 2005.

Operating activities: The following significant factors affected our cash used in operations of $1,198,000 in the first half of 2005:

     -    We reported net income of $430,000

     - We recorded depreciation, amortization and non-cash compensation expense of $1,002,000

     - Accounts receivable increased by $756,000 due to timing of sales during the quarter

     - Accounts payable decreased by $1,377,000 due to lower inventory purchases related to lower sales volume during the quarter

The following payments also affected our cash from operations during the first half of 2005:

Royalty Payments: During the second quarter of 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the POS and banking markets. In addition, we agreed to pay $900,000 as a royalty payment for past usage as of December 31, 2003. In accordance with the terms of the agreement, we paid $525,000 of the royalty in the second quarter of 2004, and the remaining $375,000 in the first quarter of 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the current sales of licensed printers, which is reflected in cost of sales.

Accrued Restructuring Payments: As of June 30, 2005 and December 31, 2004, our restructuring accrual amounted to $1,231,000 and $1,454,000, respectively. The decrease of $223,000 is related solely to payments made on our Wallingford lease obligation. We expect to pay approximately $420,000 of these expenses per year from 2005 through 2007, and the remaining $194,000 in 2008. These payments from 2005 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $1,495,000 and $447,000 in the first six months of 2005 and 2004, respectively. Expenditures in 2005 included approximately $600,000 for the purchase of hardware, software and outside consulting costs related to our implementation of a new Oracle ERP system, and the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2005 to be approximately $3,000,000. During 2005, we expect to invest in two significant projects: (1) the purchase and implementation of Oracle software expected to be finalized in 2006 and (2) office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV. We believe these projects will provide us with improved efficiency and will enable us to streamline and more cost effectively manage our business as it grows in size, number of locations and overall complexity. In addition to these projects, we also expect to continue our focus on product development and the purchase of tooling for new products and enhanced versions of existing products.

During the second quarter of 2005, we acquired certain intangible assets related to casino printer designs and technology from Bally for $475,000. Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we are no longer required to pay any future royalties to Bally. We expect the elimination of future royalty payments to Bally to result in a cost savings to the Company beginning in the third quarter of 2005.

Financing activities: We used approximately $676,000 in financing activities during the first six months of 2005, largely due to the repurchase of company stock ($984,000), partly offset by proceeds from stock option exercises and other stock transactions (approximately $308,000).

WORKING CAPITAL

Our working capital decreased to $18,952,000 at June 30, 2005 from $20,325,000 at December 31, 2004. The current ratio increased to 3.8 to 1 at June 30, 2005 from 3.3 to 1 at December 31, 2004. The decrease in working capital is due largely to lower cash balances. The increase in the current ratio is due largely to lower accounts payable and accrued liabilities, partly offset by lower cash and cash equivalents compared to December 31, 2004.

DEFERRED TAXES

As of June 30, 2005, we had a net deferred tax asset of approximately $2,753,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.0 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which, as amended, may be drawn down through July 2005. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate. Borrowings under the equipment loan bear a floating rate of interest at the prime rate plus 0.25% and are secured by a lien on the assets of the company. The Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on its common stock and the creation of other liens.

On November 12, 2004, we amended the TD Banknorth Credit Facility. Under the terms of the agreement, we renewed, through July 31, 2005, our $1.0 million equipment loan facility. However, this facility expired on July 31, 2005 and was not renewed. The amendment also revised certain other terms of the revolving credit facility.

On March 28, 2005, we amended the TD Banknorth Credit Facility to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program as explained below.

The borrowing base of the revolving credit line under TD Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

As of June 30, 2005, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the TD Banknorth Credit Facility were approximately $12,500,000 at June 30, 2005. However, our maximum additional available borrowings under the facility were limited to approximately $8,500,000 at June 30, 2005 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the TD Banknorth Credit Facility at June 30, 2005.

STOCK REPURCHASE PROGRAM

On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. As of June 30, 2005, the Company had repurchased a total of 122,000 shares of common stock for approximately $984,000, at an average price of $8.07 per share.

PREFERRED STOCK

In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends per quarter. In April 2004, all holders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total 666,665 new shares of common stock were issued. No future dividend payments were required beyond the second quarter of 2004.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $188,000 to $23,903,000 at June 30, 2005 from $23,715,000 at December 31, 2004. The increase was primarily due to the following for the six months ended June 30, 2005: (1) net income of $430,000 (2) proceeds of approximately $311,000 from the issuance of approximately 65,000 shares of common stock from stock option and stock purchase plan exercises, (3) an increase in additional paid-in capital of approximately $283,000 resulting from the tax benefits resulting from the sale of employee stock from stock option exercises, (4) compensation expense related to restricted stock grants of $194,000, offset by treasury stock purchases of 122,000 shares of common stock for approximately $984,000.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three or six months ended June 30, 2005.

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next 12 months.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 28, 2005 we announced that we filed a complaint in Connecticut Superior Court against FutureLogic, Inc. ("FutureLogic") of Glendale, California. The complaint charges FutureLogic with disseminating false and misleading statements, which impugn the business reputation of TransAct with the intent of damaging TransAct's business. TransAct asserts claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and seeks an award of compensatory and punitive damages, attorneys' fees and costs.

On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against TransAct. The complaint charges TransAct with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and seeks an award of compensatory and punitive damages, attorneys' fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that Patent No. 6,924,903, issued by the United States Patent and Trademark Office ("PTO") to TransAct on August 2, 2005, for its dual-port printer technology, is invalid, and that FutureLogic is not infringing TransAct's patent. We believe that the California action is retaliatory in nature and without merit, and we intend to vigorously defend ourselves. FutureLogic did not specify any factual basis upon which it alleges that the Company's patent is invalid. We also believe that their claims regarding our patent are without merit, that our patent was thoroughly reviewed by the PTO and that our patent is valid. This action is in the pre-trial motion stage, and there is no basis for calculating any potential or probable liability associated with this action.

ITEM 2C. STOCK REPURCHASE

On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. As of June 30, 2005, the Company had repurchased a total of 122,000 shares of common stock for approximately $984,000.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 25, 2005. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions are as follows:

(1) To consider and act upon a proposal to elect two Directors to serve until the 2008 Annual Meeting of Stockholders or until the Director's successor has been duly elected and qualified. Nominees were Thomas R. Schwarz and Bart C. Shuldman. Votes cast were as follows:

                       For       Withheld
                    ---------   ---------
Thomas R. Schwarz   6,575,635   1,748,192
Bart C. Shuldman    6,639,664   1,684,163

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2005. Votes cast were as follows: 8,012,719 shares for; 307,148 shares against; and 3,959 shares abstained.

(3) To ratify and approve the 2005 Equity Incentive Plan. Votes cast were as follows: 3,048,837 shares for; 878,797 shares against; and 99,251 shares abstained.

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

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)


August 8, 2005                          /s/ Steven A. DeMartino
                                        ----------------------------------------
                                        Steven A. DeMartino
                                        Executive Vice President, Secretary,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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