Form 10-Q
period 2005-09-30
TRANSACT TECHNOLOGIES INC
filed 2005-11-09
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005
                                 ------------------

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                  to:
                                ----------------     --------------------
Commission file number:                        0-21121
                                -----------------------------------------

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ]NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                               OUTSTANDING OCTOBER 28, 2005
-----                                               ----------------------------
COMMON STOCK,
$.01 PAR VALUE                                                         9,822,271

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

PART I.                     Financial Information:                                                         Page No.
-------                     ----------------------                                                         --------
      Item 1                Financial Statements (unaudited)

                            Condensed consolidated balance sheets as of September 30, 2005 and
                            December 31, 2004                                                                  3

                            Condensed consolidated statements of income for the three and nine
                            months ended September 30, 2005 and 2004                                           4

                            Condensed consolidated statements of cash flow for the nine months ended
                            September 30, 2005 and 2004                                                        5

                            Notes to condensed consolidated financial statements                               6

      Item 2                Management's Discussion and Analysis of Financial Condition and Results
                            of Operations                                                                     12

      Item 4                Controls and Procedures                                                           21


PART II.                    Other Information:

      Item 1                Legal Proceedings                                                                 22

      Item 2c               Stock Repurchase                                                                  22

      Item 6                Exhibits                                                                          23

      Signatures                                                                                              24

      Certifications                                                                                       26-29

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       SEPTEMBER 30,    December 31,
(In thousands)                                              2005            2004
                                                       -------------    -------------
ASSETS:
Current assets:
   Cash and cash equivalents                           $       4,498    $       8,628
   Receivables, net                                            9,366            8,910
   Inventories                                                 7,597            8,074
   Refundable income taxes                                       510              510
   Deferred tax assets                                         2,614            2,370
   Other current assets                                          391              586
                                                       -------------    -------------
     Total current assets                                     24,976           29,078
                                                       -------------    -------------

Fixed assets, net                                              4,100            3,177
Goodwill                                                       1,469            1,469
Deferred tax assets                                              191              274
Other assets                                                     563              101
                                                       -------------    -------------
                                                               6,323            5,021
                                                       -------------    -------------
Total assets                                           $      31,299    $      34,099
                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                    $       3,559    $       3,804
   Accrued liabilities                                         3,188            3,812
   Accrued restructuring                                         420              420
   Deferred revenue                                              394              717
                                                       -------------    -------------
     Total current liabilities                                 7,561            8,753
                                                       -------------    -------------

Accrued restructuring                                            701            1,034
Accrued product warranty                                         139              153
Deferred revenue                                                 330              444
                                                       -------------    -------------
                                                               1,170            1,631
                                                       -------------    -------------
   Total liabilities                                           8,731           10,384
                                                       -------------    -------------

Shareholders' equity:
   Common stock                                                  102              100
   Additional paid-in capital                                 19,237           17,401
   Retained earnings                                           8,216            7,112
   Unamortized restricted stock compensation                  (1,955)          (1,067)
   Accumulated other comprehensive income                        103              169
   Treasury stock, 408,900 and 0 shares at cost               (3,135)              --
                                                       -------------    -------------
     Total shareholders' equity                               22,568           23,715
                                                       -------------    -------------
Total liabilities and shareholders' equity             $      31,299    $      34,099
                                                       =============    =============


            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                              -------------------   --------------------
(In thousands, except per share data)           2005       2004       2005        2004
                                              --------   --------   --------    --------
Net sales                                     $ 14,210   $ 15,482   $ 38,592    $ 45,251
Cost of sales                                    9,634      9,585     26,085      28,319
                                              --------   --------   --------    --------

Gross profit                                     4,576      5,897     12,507      16,932
                                              --------   --------   --------    --------

Operating expenses:
   Engineering, design and product
     development                                   637        643      2,107       1,805
   Selling and marketing                         1,627      1,254      4,523       3,834
   General and administrative                    1,624      1,528      4,578       4,423
                                              --------   --------   --------    --------
                                                 3,888      3,425     11,208      10,062
                                              --------   --------   --------    --------

Operating income                                   688      2,472      1,299       6,870
                                              --------   --------   --------    --------
Interest and other income (expense):
   Interest, net                                    19          4         59          (8)
   Other, net                                        7          4         22           3
                                              --------   --------   --------    --------
                                                    26          8         81          (5)
                                              --------   --------   --------    --------

Income before income taxes                         714      2,480      1,380       6,865
Income tax provision                                40        855        276       2,433
                                              --------   --------   --------    --------
Net income                                    $    674   $  1,625   $  1,104    $  4,432
                                              ========   ========   ========    ========

Net income available to common shareholders   $    674   $  1,625   $  1,104    $  4,201

Net income per common share:
     Basic                                    $   0.07   $   0.16   $   0.11    $   0.44
     Diluted                                  $   0.07   $   0.15   $   0.11    $   0.41

Shares used in per-share calculation
     Basic                                       9,817      9,853      9,932       9,483
     Diluted                                    10,078     10,556     10,268      10,278


         See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
(In thousands)                                                          2005        2004
                                                                      --------    --------
Cash flows from operating activities:
   Net income                                                         $  1,104    $  4,432
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Non-cash compensation expense                                       326         224
       Deferred income taxes                                              (111)        667
       Depreciation and amortization                                     1,165       1,237
       Changes in operating assets and liabilities:
         Receivables                                                      (456)       (242)
         Inventories                                                       477        (484)
         Other current assets                                              195         134
         Other assets                                                        2           2
         Accounts payable                                                 (245)        392
         Accrued liabilities and other liabilities                        (830)        139
         Accrued restructuring expenses                                   (333)       (333)
                                                                      --------    --------
           Net cash provided by operating activities                     1,294       6,168
                                                                      --------    --------

Cash flows from investing activities:
   Purchases of fixed assets                                            (2,042)       (850)
   Purchase of intangible assets                                          (510)         --
                                                                      --------    --------
     Net cash used in investing activities                              (2,552)       (850)
                                                                      --------    --------

Cash flows from financing activities:
   Term loan repayments                                                     --        (420)
   Proceeds from option exercises, employee stock purchase plan and
     common stock warrants                                                 332       1,112
   Purchases of common stock for treasury                               (3,135)         --
   Payment of cash dividends                                                --         (91)
   Payment of expenses related to preferred stock conversion and
     registration of common stock                                           (3)        (74)
                                                                      --------    --------
       Net cash (used in) provided by financing activities              (2,806)        527
                                                                      --------    --------

Effect of exchange rate changes                                            (66)         --
                                                                      --------    --------

(Decrease) increase in cash and cash equivalents                        (4,130)      5,845
Cash and cash equivalents at beginning of period                         8,628         498
                                                                      --------    --------
Cash and cash equivalents at end of period                            $  4,498    $  6,343
                                                                      ========    ========

Non-cash financing activities:
   Conversion of preferred stock to common stock                      $     --    $  3,926
   Tax benefit related to employee stock sales                             295       1,656
   Accretion of preferred stock discount and issuance costs                 --          24
   Issuance of restricted stock, net of cancellations                    1,215       1,400

         See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. DESCRIPTION OF BUSINESS

                  TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, manufactures and markets transaction-based printers under the Ithaca(R) brand name. Our printers are used worldwide to provide transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale ("POS") and banking and gaming and lottery. In addition, we market related consumables, spare parts and service. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers, selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific.

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct's financial position as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K.

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

                  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION

                  We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options. Since the exercise price of employee stock options granted by the Company equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" ("FAS 148").

                  Unearned compensation for restricted stock awards granted is recorded on the date of the grant based on the fair value of such awards. Such unearned compensation is expensed, using the straight-line method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards are forfeited and the related compensation expense and unearned compensation previously recognized are reversed.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2. ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

                  During the three months ended September 30, 2005, no shares of restricted stock were granted. During the nine months ended September 30, 2005, we granted 123,150 shares of restricted stock, net of cancellations, to directors and key employees under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan. Deferred compensation of $1,215,000 was recorded with respect to these grants in the nine months ended September 30, 2005 and will be recognized into compensation expense over the vesting period (between three and five years). The Company recorded compensation expense of $132,000 and $326,000 for the three and nine months ended September 30, 2005, respectively.

                  The following table illustrates the effect on net income, compensation expense and net income per share as if the Black-Scholes fair value method pursuant to FAS 123 had been applied to our stock plans.

                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
                                                   2005          2004          2005          2004
                                                ----------    ----------    ----------    ----------
(In thousands, except per share data)
Net income available to common
  shareholders:
  Net income available to common
     shareholders, as reported                  $      674    $    1,625    $    1,104    $    4,201
  Add: Stock-based compensation expense
     included in reported net income,
     net of tax                                         84            53           206           143
  Deduct:  Stock-based compensation expense
     determined under fair value based method
     for all awards, net of tax                       (167)         (148)         (556)         (233)
                                                ----------    ----------    ----------    ----------
  Pro forma net income available to common
shareholders                                    $      591    $    1,530    $      754    $    4,111
                                                ==========    ==========    ==========    ==========

Net income per common share:
  Basic:
       As reported                              $     0.07    $     0.16    $     0.11    $     0.44
       Pro forma                                $     0.06    $     0.16    $     0.08    $     0.43
  Diluted:
       As reported                              $     0.07    $     0.15    $     0.11    $     0.41
       Pro forma                                $     0.06    $     0.14    $     0.07    $     0.40

                  During the three and nine months ended September 30, 2005, we received cash proceeds of approximately $21,000 and $332,000, respectively, from the issuance of approximately 6,000 and 68,000 shares of common stock resulting from stock option and stock purchase plan exercises. We also recorded a related tax benefit that was credited to Additional Paid-In Capital of approximately $12,000 and $295,000 in the three and nine months ended September 30, 2005, respectively, resulting from subsequent employee stock sales.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3. INVENTORIES

                  The components of inventories are as follows:

                                    September 30,    December 31,
(In thousands)                           2005            2004
                                    -------------   -------------
Raw materials and component parts   $       7,250   $       7,869
Finished goods                                347             205
                                    -------------   -------------
                                    $       7,597   $       8,074
                                    =============   =============


4. ACCRUED PRODUCT WARRANTY LIABILITY

                  The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2005 and 2004.

                                               Three months ended                Nine months ended
                                                  September 30,                     September 30,
(In thousands)                                2005             2004             2005             2004
                                         -------------    -------------    -------------    -------------
Balance, beginning of period             $         664    $         516    $         597    $         495
Additions related to warranties issued             115              100              473              405
Warranty costs incurred                           (137)             (78)            (428)            (362)
                                         -------------    -------------    -------------    -------------

Balance, end of period                   $         642    $         538    $         642    $         538
                                         =============    =============    =============    =============

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

                  The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2005 and 2004.

                                         Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
(In thousands)                          2005             2004             2005             2004
                                   -------------    -------------    -------------    -------------
Accrual balance, beginning of
   period                          $       1,231    $       1,904    $       1,454    $       2,125
Cash payments                               (110)            (112)            (333)            (333)
                                   -------------    -------------    -------------    -------------

Accrual balance, end of period     $       1,121    $       1,792    $       1,121    $       1,792
                                   =============    =============    =============    =============

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6. EARNINGS PER SHARE

                  Earnings per share were computed as follows (in thousands, except per share amounts):

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                 2005       2004       2005       2004
                                               --------   --------   --------   --------
Net income                                     $    674   $  1,625   $  1,104   $  4,432
Dividends and accretion charges on
   preferred stock                                   --         --         --       (111)
Earnings allocation to preferred
   shareholders                                      --         --         --       (120)
                                               --------   --------   --------   --------
Net income available to common
   shareholders                                $    674   $  1,625   $  1,104   $  4,201
                                               ========   ========   ========   ========

Shares:
Basic: Weighted average common shares
   outstanding                                    9,817      9,853      9,932      9,483
Add:  Dilutive effect of outstanding
   options, warrants and restricted stock as
   determined by the treasury stock method
                                                    261        703        336        795
                                               --------   --------   --------   --------
Diluted: Weighted average common and
   common equivalent shares outstanding          10,078     10,556     10,268     10,278
                                               ========   ========   ========   ========

Net income per common share:
   Basic                                       $   0.07   $   0.16   $   0.11   $   0.44
   Diluted                                     $   0.07   $   0.15   $   0.11   $   0.41

                  Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury method.

                  For the three and nine months ended September 30, 2005, potentially dilutive shares that were excluded from the earnings per share calculation consisted of out-of-the-money stock options and amounted to 55,250 and 52,250 shares, respectively.

7. COMPREHENSIVE INCOME

                  The following table summarizes the Company's comprehensive income:

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
(In thousands)                   2005        2004        2005        2004
                               --------    --------    --------    --------
Net income                     $    674    $  1,625    $  1,104    $  4,432
Foreign currency translation
   adjustment                       (23)         (4)        (66)         --
                               --------    --------    --------    --------

Total comprehensive income     $    651    $  1,621    $  1,038    $  4,432
                               ========    ========    ========    ========

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8. INTANGIBLE ASSETS

                  On June 30, 2005, the Company acquired certain intangible assets related to casino ticket printer designs and technology from Bally Gaming, Inc. ("Bally") for $475,000, plus the costs of effecting the acquisition (approximately $35,000). Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we were no longer required to pay any future royalties to Bally.

                  The purchase price was allocated, based on management's estimates, to intangible assets based on their relative fair value at the date of acquisition. The Company utilized the assistance of an independent valuation firm in determining the relative fair values. The fair value of the intangibles, comprised of purchased technology and a covenant not to compete, was determined using the future cash flows method. The intangible assets are being amortized on a straight-line basis over six and seven years, respectively, for the estimated life of the assets.

                  The following summarizes the allocation of the purchase price for the acquisition of certain intangible assets from Bally (in thousands):

Purchased technology              $ 364
Covenant not to compete             146
                                  -----
Consideration paid                $ 510
                                  =====

9. INCOME TAXES

         The Company recorded an income tax provision of $40,000 and $855,000 in the third quarter of 2005 and 2004, respectively, at an effective rate of 5.6% and 34.5%, respectively. The lower effective tax rate for the third quarter of 2005 resulted from approximately $138,000 of certain discrete tax benefits recognized during the third quarter of 2005, as well as a downward revision of the Company's estimated effective tax rate for 2005 based on the Company's anticipated taxable income.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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


11. SIGNIFICANT TRANSACTIONS

                  On March 25, 2005, the Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time on the open market over the next three years depending on market conditions, share price and other factors. During the three months ended September 30, 2005, the Company repurchased a total of 286,900 shares of common stock for approximately $2,151,000 at an average price of $7.50 per share. As of September 30, 2005, the Company repurchased a total of 408,900 shares of common stock for approximately $3,135,000 at an average price of $7.67 per share.

                  On March 28, 2005, we amended our credit facility with TD Banknorth to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program.

                  On May 25, 2005, our shareholders approved the adoption of the 2005 Equity Incentive Plan (the "2005 Plan"). The 2005 Plan provides for awards to executives, key employees, directors and consultants in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards. A maximum of 600,000 shares of common stock may be issued in satisfaction of awards made under the 2005 Plan. No new awards will be made under any other existing TransAct equity plan.

12. SUBSEQUENT EVENTS

                  On November 2, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under the Company's applicable stock incentive plans. The closing price of the Company's common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $6.99. As a result of the acceleration, options to acquire approximately 109,500 shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are the Company's 1996 Stock Plan, 1996 Directors' Stock Plan and the 2001 Employee Stock Plan.

                  The Compensation Committee's decision to accelerate the vesting of affected stock options was primarily based upon the Company's required adoption of FAS 123R effective January 1, 2006. The Company believes that the acceleration of vesting unvested options will eliminate the need to recognize any future compensation expense in the Company's income statement with respect to these options. However, there is no assurance that the acceleration of the options may not result in some future compensation expense. By accelerating the vesting of unvested options, the Company will be required to record an immaterial amount of compensation expense in the fourth quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; availability of third-party components at reasonable prices; price wars or other significant pricing pressures affecting our products in the United States and abroad; and the outcome of lawsuits between TransAct and FutureLogic, Inc. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For a complete description of our accounting policies, see Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2004. There were no material changes to the application of our critical accounting policies for the three and nine months ended September 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES. Net sales by business unit for the current and prior year's quarter were as follows:

                             Three months ended      Three months ended          Change
(In thousands)               September 30, 2005      September 30, 2004        $         %
                             ------------------      ------------------     ------------------
Point of sale and banking    $ 5,544       39.0%     $ 3,968      25.6%     $ 1,576       39.7%
Gaming and lottery             5,833       41.0%       8,924      57.7%      (3,091)     (34.6%)
TransAct Services Group        2,833       20.0%       2,590      16.7%         243        9.4%
                             ------------------      -----------------      -------
                             $14,210      100.0%     $15,482     100.0%     $(1,272)      (8.2%)
                             ==================      =================      =======

International *              $ 4,220       29.7%     $ 1,658      10.7%     $ 2,562      154.5%
                             ==================      =================      =======

*International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the third quarter of 2005 decreased $1,272,000, or 8%, from the same period last year due primarily to lower printer shipments into our gaming and lottery market (a decrease of approximately $3,091,000, or 35%) partially offset by an increase in printer shipments into our point of sale ("POS") and banking market (an increase of approximately $1,576,000, or 40%). Sales from our Services Group increased by $243,000, or 9%, as our installed base of printers grows and as we continue to aggressively pursue these after-market sales. Overall, international sales increased by $2,562,000, or 155%, due largely to higher international shipments of our gaming printers, primarily to Europe and Australia.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide increased approximately $1,576,000, or 40%.

                             Three months ended      Three months ended          Change
(In thousands)               September 30, 2005      September 30, 2004        $         %
                             ------------------      ------------------     ------------------
Domestic                     $ 5,173       93.3%     $ 3,570      90.0%    $ 1,603       44.9%
International                    371        6.7%         398      10.0%        (27)      (6.8%)
                             ------------------      -----------------     -------
                             $ 5,544      100.0%     $ 3,968     100.0%    $ 1,576       39.7%
                             ==================      =================     =======

Domestic POS and banking revenue increased to $5,173,000, representing a $1,603,000, or 45%, increase from the third quarter of 2004, due to significantly higher sales of our Bankjet(R) line of inkjet printers, as we benefited from shipments of printers to the top-tier financial services company who selected our Bankjet(R) printer for use in up to 6,000 of their bank teller stations in a sale that was announced in June 2005. In addition, we experienced increased shipments of our Bankjet(R) printers to an existing financial services customer in the third quarter of 2005 compared to the third quarter of 2004. Excluding banking printers, sales of our POS printers decreased by 11% in the third quarter of 2005 compared to the third quarter of 2004, due primarily to a decrease in sales of our legacy impact POS printers to our domestic distributors.

International POS and banking printer shipments decreased slightly by approximately $27,000, or 7%, to $371,000, due primarily to lower sales to our international POS distributors in the Pacific Rim.

We expect sales into the POS and banking market for the fourth quarter of 2005 to be lower than those reported for the third quarter of 2005, as we have substantially completed shipments of Bankjet(R) printers for the new bank teller application win explained above. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we do not expect to close another significant banking deal in the fourth quarter of 2005. In addition, historically, sales of printers in the POS market have increased in the third quarter and decreased in the fourth quarter, as retailers typically reduce purchases of new POS equipment in the fourth quarter due to the increased volume of consumer transactions in that holiday period.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines and video lottery terminals ("VLT") that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery printers decreased by $3,091,000, or 35%, from the third quarter a year ago, primarily due to a decrease in sales of lottery printers to GTECH, as well as a decrease in sales of slot machine printers in North America. This decrease was partially offset by higher international sales of our slot machine and other gaming printers in Europe and Australia.

                             Three months ended      Three months ended          Change
(In thousands)               September 30, 2005      September 30, 2004        $         %
                             ------------------      ------------------     ------------------
Domestic                     $ 2,720      46.6%      $ 8,208      92.0%    $ (5,488)     (66.9%)
International                  3,113      53.4%          716       8.0%       2,397       334.8%
                             ------------------      -----------------     --------
                             $ 5,833     100.0%      $ 8,924     100.0%    $ (3,091)     (34.6%)
                             ==================      =================     ========

Domestic sales of our gaming and lottery printers declined by $5,488,000, or 67%, to $2,720,000. Due to the continued decline in slot machine sales into the domestic casino market, including the effects of Hurricane Katrina, and the loss of revenue from a large slot machine manufacturer as it works through an inventory issue, we experienced significantly lower sales of our TITO casino printers throughout North America in the third quarter of 2005. We expect the downturn in domestic casino slot machine sales to continue into the fourth quarter of 2005.

In addition, printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, decreased by approximately $1,492,000, or 50%, in the third quarter of 2005 compared to the third quarter of 2004. This was due largely to shipments of legacy impact printers to GTECH in the third quarter of 2004 that did not recur in the third quarter of 2005. We do not expect any future orders for legacy impact printers, as GTECH replaced our legacy impact on-line lottery printer with our new thermal on-line lottery printer. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the fourth quarter of 2005 to be higher than those reported in the third quarter of 2005.

International gaming and lottery printer sales increased $2,397,000, or 335%, to $3,113,000 in the third quarter of 2005 compared to the third quarter of 2004. Such sales represented 53% and 8% of total sales into our gaming and lottery market during the third quarters of 2005 and 2004, respectively. We continued to experience growth in international gaming printer sales as markets in Europe and Australia begin to adopt ticket printing in slot machines and other gaming and amusement machines. We expect international sales of our gaming printers related to the rollout of ticket printing to be lower in the fourth quarter of 2005 as compared to the third quarter of 2005, as we do not expect these sales in the fourth quarter of 2005 to rise to the same level as sales into Europe in the third quarter of 2005.

TRANSACT SERVICES GROUP ("TSG"):

Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services and refurbished printers. Sales from TSG increased by approximately $243,000, or 9%.

                             Three months ended      Three months ended          Change
(In thousands)               September 30, 2005      September 30, 2004        $         %
                             ------------------      ------------------     ------------------
Domestic                     $ 2,097       74.0%     $ 2,046      79.0%    $    51         2.5%
International                    736       26.0%         544      21.0%        192        35.3%
                             ------------------      -----------------     -------
                             $ 2,833      100.0%     $ 2,590     100.0%    $   243         9.4%
                             ==================      =================     =======

Domestic TSG revenue increased by approximately $51,000 or 3%, to $2,097,000 largely due to higher sales of maintenance and repair services and refurbished printer sales. Internationally, sales increased by approximately $192,000 to $736,000 due largely to an increase in services revenue. We expect sales from TSG to continue to grow during the fourth quarter of 2005, as we derive benefits from the additional sales staff, our new service center in Las Vegas, NV and our expanded service center in Wallingford, CT.

GROSS PROFIT. Gross profit decreased $1,321,000 to $4,576,000, or 22%, and gross margin decreased to 32.2% from 38.1%, due primarily to lower volume of sales in the third quarter of 2005 compared to the third quarter of 2004 and higher component product cost due to the transition from our Model 850 thermal ticket casino printer to our Epic 950(TM) thermal ticket casino printer. We expect margins on the Epic 950(TM) printer to improve in the fourth quarter of 2005 as we complete the planned transition for the sourcing of components from domestic to overseas vendors. Despite lower than expected sales volume, we expect gross margin for the fourth quarter of 2005 to be consistent with the gross margin reported for the third quarter of 2005.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses decreased slightly by $6,000, or 1%, to $637,000, from the third quarter of 2004. Engineering and product development expenses increased as a percentage of net sales to 4.5% from 4.2%, due primarily to the lower sales in the third quarter of 2005 compared to the third quarter of 2004. We expect engineering and product development expenses for the fourth quarter of 2005 to be slightly higher than those reported in the third quarter of 2005 as we continue our product development to significantly expand our product offerings in both the POS and banking, and gaming and lottery markets.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $373,000, or 30%, to $1,627,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the Company's increased presence at this year's Global Gaming Exposition (G2E) trade show in Las Vegas, NV, and (3) the hiring of a Senior Vice President of Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 11.5% from 8.1%, due primarily to the increased expenses noted above in addition to lower sales volume in the third quarter of 2005 compared to the third quarter of 2004. We expect selling and marketing expenses to be slightly higher in the fourth quarter of 2005 compared to the third quarter of 2005, due to the addition of new sales staff at the end of the third quarter of 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $96,000, or 6%, to $1,624,000, due largely to increased recruiting and compensation related expenses associated with the re-location of the accounting department from Ithaca, NY to Wallingford, CT, and increased software maintenance and temporary help expenses associated with the Company's Oracle implementation. These increases were offset by a decrease of approximately $95,000 related to a one-time listing fee incurred in the third quarter of 2004 resulting from the Company's move back onto the NASDAQ National Market from the NASDAQ SmallCap Market. General and administrative expenses increased as a percentage of net sales to 11.4% from 9.9% due primarily to the increased expenses noted above in proportion to lower volume of sales in the third quarter of 2005 compared to the third quarter of 2004. We expect general and administrative expenses in the fourth quarter of 2005 to be consistent with those reported in the third quarter of 2005.

OPERATING INCOME. During the third quarter of 2005, we reported operating income of $688,000, or 4.8% of net sales, compared to $2,472,000, or 16.0% of net sales in the third quarter of 2004. The substantial decrease in our operating income and operating margin was due largely to lower sales and gross margin and increased selling and marketing expenses in the third quarter of 2005 compared to that of 2004.

INTEREST. We recorded net interest income of $19,000 and $4,000 in the third quarter of 2005 and 2004, respectively, due to higher average cash balances and slightly higher interest rates during the third quarter of 2005 as compared to the third quarter of 2004. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income for the remainder of 2005. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $40,000 and $855,000 in the third quarter of 2005 and 2004, respectively, at an effective rate of 5.6% and 34.5%, respectively. The planned lower effective tax rate for the third quarter of 2005 resulted primarily from the recognition of approximately $138,000 of certain discrete tax benefits during the third quarter of 2005 as compared to the same quarter of 2004. We expect that we will likely continue to recognize certain discrete tax benefits in the third quarter of future fiscal years, and therefore expect that our future effective tax rate in the third quarter of each year will likely be lower than our overall annual effective tax rate in effect during that year. However, the effect and timing of recognition of such discrete benefits in any given year may vary based on factors including, but not limited to, the Company's level of pretax income, outcome of state or federal tax audits, filing dates of tax returns, and changes in tax laws or regulations. Our effective tax rate for the third quarter of 2005 was also impacted, to a lesser extent, by a downward revision of our estimated effective tax rate for the year based on the Company's anticipated taxable income.

NET INCOME. We reported net income during the third quarter of 2005 of $674,000, or $0.07 per diluted share, compared to net income of $1,625,000, or $0.15 per diluted share, for the third quarter of 2004.


NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES. Net sales by business unit for the current and prior year's nine month period were as follows:

                              Nine months ended      Nine months ended           Change
(In thousands)               September 30, 2005      September 30, 2004         $        %
                             ------------------      ------------------     ------------------
Point of sale and banking    $12,653       32.8%     $13,597      30.0%    $  (944)       (6.9%)
Gaming and lottery            17,331       44.9%      24,106      53.3%     (6,775)      (28.1%)
TransAct Services Group        8,608       22.3%        7,548     16.7%      1,060        14.0%
                             ------------------      -----------------     -------
                             $38,592      100.0%     $45,251     100.0%    $(6,659)      (14.7%)
                             ==================      =================     =======

International *              $ 9,244       24.0%     $ 4,249       9.4%    $ 4,995       117.6%
                             ==================      =================     =======

*International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2005 decreased $6,659,000, or 15%, from the prior year's first nine months due to significantly lower printer shipments into our gaming and lottery market (approximately $6,775,000 or 28%) and lower shipments into our POS and banking market (approximately 944,000 or 7%). Sales from our TransAct Services Group increased by $1,060,000, or 14%, as our installed base of printers grows and as we continue to aggressively pursue these sales. Overall, international sales more than doubled to $9,244,000, due primarily to higher international shipments of our gaming printers.

POINT OF SALE AND BANKING:

Sales of our POS and banking printers worldwide decreased approximately $944,000, or 7%.

                              Nine months ended      Nine months ended           Change
(In thousands)               September 30, 2005      September 30, 2004         $        %
                             ------------------      ------------------     ------------------
Domestic                     $11,054       87.4%     $12,393      91.1%    $(1,339)      (10.8%)
International                  1,599       12.6%       1,204       8.9%        395        32.8%
                             ------------------      -----------------     -------
                             $12,653      100.0%     $13,597     100.0%    $  (944)       (6.9%)
                             ==================      =================     =======

Domestic POS and banking printer sales decreased to $11,054,000, representing a $1,339,000, or 11%, decrease from the first nine months of 2004, due largely to significantly more shipments of our Bankjet(R) line of inkjet printers occurring in the first nine months of 2004 as compared to the first nine months of 2005. The decrease in banking printer sales was partially offset by increasing sales of our POS printers, primarily our iTherm(TM)280 thermal printer and our new line of printers exclusively for POS distributors. Excluding banking printers, sales of our POS printers increased by 12% in the first nine months of 2005 compared to the first nine months of 2004.

International POS and banking printer shipments increased by approximately $395,000, or 33%, to $1,599,000, due primarily to higher sales through our network of international POS distributors located in Europe and Latin America, somewhat offset by lower sales to distributors in the Pacific Rim.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers decreased by $6,775,000, or 28%, from the first nine months of 2004, primarily due to a decrease in sales of our slot machine printers in North America, and to a lesser extent, a decrease in lottery printer sales to GTECH. These decreases were partially offset by higher international sales of our slot machine and other gaming printers in Europe and Australia.

                              Nine months ended      Nine months ended           Change
(In thousands)               September 30, 2005      September 30, 2004         $        %
                             ------------------      ------------------    -------------------
Domestic                     $11,695       67.5%     $22,733      94.3%    $(11,038)     (48.6%)
International                  5,636       32.5%       1,373       5.7%       4,263      310.5%
                             ------------------      -----------------     --------
                             $17,331      100.0%     $24,106     100.0%    $ (6,775)     (28.1%)
                             ==================      =================     ========

Domestic sales of our gaming and lottery printers declined by $11,038,000, or 49%, to $11,695,000. Due to the continued decline in slot machine sales into the domestic casino market, including the effects of Hurricane Katrina, and the loss of revenue from a large slot machine manufacturer as it works through an inventory issue, we experienced lower sales of our TITO casino printers throughout North America during the first nine months of 2005.

Printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, decreased by approximately $1,968,000, or 35%, in the first nine months of 2005 compared to the first nine months of 2004. This was due largely to shipments of legacy impact printers to GTECH in the first nine months of 2004 that did not recur in 2005. We do not expect any future orders for legacy impact printers, as GTECH replaced our legacy impact on-line lottery printer with our new thermal on-line lottery printer. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue.

International gaming and lottery printer sales increased $4,263,000, or 311%, to $5,636,000 in the first nine months of 2005 compared to the first nine months of 2004. Such sales represented 33% and 6% of total sales into our gaming and lottery market during the first nine months of 2005 and 2004, respectively. We continued to experience growth in international gaming printer sales as markets in Europe and Australia begin to adopt ticket printing in slot machines and other gaming and amusement machines.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $1,060,000, or 14%.

                              Nine months ended      Nine months ended           Change
(In thousands)               September 30, 2005      September 30, 2004         $        %
                             ------------------      ------------------    ------------------
Domestic                     $ 6,599       76.7%     $ 5,876      77.8%    $   723       12.3%
International                  2,009       23.3%       1,672      22.2%        337       20.2%
                             ------------------      -----------------     -------
                             $ 8,608      100.0%     $ 7,548     100.0%    $ 1,060       14.0%
                             ==================      =================     =======

Domestic TSG revenue increased by approximately $723,000, or 12%, to $6,599,000, largely due to higher sales of spare parts, and to a lesser extent, higher revenue from maintenance and repair services. International TSG sales increased by approximately $337,000, or 20%, to $2,009,000, due largely to an increase in services revenue.

GROSS PROFIT. Gross profit decreased $4,425,000, or 26%, to $12,507,000 and gross margin decreased to 32.4% from 37.4%, due primarily to lower volume of sales and a less favorable sales mix, in the first nine months of 2005 compared to the first nine months of 2004.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $302,000, or 17%, to $2,107,000, as we incurred expenses related to (1) increased engineering staffing, and (2) IGT's integration and attainment of jurisdictional approvals for our new Epic950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). Engineering and product development expenses increased as a percentage of net sales to 5.4% from 4.0%, due primarily to these increased costs in proportion to lower sales in the first nine months of 2005 compared to the first nine months of 2004.

SELLING AND MARKETING. Selling and marketing expenses increased by $689,000, or 18%, to $4,523,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the launch of our new line of printers exclusively for POS distributors and the Company's increased presence at this year's Global Gaming Exposition (G2E) trade show in Las Vegas, NV, and (3) the recruitment and hiring of a Senior Vice President of Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 11.7% from 8.5%, due primarily to these increased expenses in proportion to lower sales volume in the first nine months of 2005 compared to the first nine months of 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $155,000, or 4%, to $4,578,000, due primarily to increased recruiting and compensation related expenses associated with the re-location of the accounting department from Ithaca, NY to Wallingford, CT, higher professional expenses, including legal fees related to our lawsuit filed against FutureLogic, Inc., and increased software maintenance and temporary help expenses associated with the Company's Oracle implementation. General and administrative expenses increased as a percentage of net sales to 11.9% from 9.8% due primarily to these increased expenses in proportion to lower sales volume in the first nine months of 2005 compared to the first nine months of 2004.

OPERATING INCOME. During the first nine months of 2005, we reported operating income of $1,299,000, or 3.4% of net sales, compared to $6,870,000, or 15.2% of net sales in the first nine months of 2004. The substantial decrease in our operating income and operating margin was due largely to lower sales and an increase in operating expenses in the first nine months of 2005 compared to that of 2004.

INTEREST. We recorded net interest income of $59,000 in the first nine months of 2005 compared to net interest expense of $8,000 in the first nine months of 2004, as we repaid all outstanding revolving borrowings, and our term loan, by January 2004. We do not expect to draw on our revolving borrowings, and we expect to continue to report net interest income for the remainder of 2005. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $276,000 and $2,433,000 in the first nine months of 2005 and 2004, respectively, at an effective rate of 20.0% and 35.4%, respectively. The planned lower effective tax rate for the first nine months of 2005 resulted primarily from the recognition of approximately $138,000 of certain discrete tax benefits during the third quarter of 2005 as compared to the same quarter of 2004. Our effective tax rate for the nine months of 2005 was also impacted, to a lesser extent, by a downward revision of our estimated effective tax rate for the year based on the Company's anticipated taxable income.

NET INCOME. We reported net income during the first nine months of 2005 of $1,104,000, or $0.11 per diluted share, compared to net income of $4,432,000, or $0.41 per diluted share, for the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first nine months of 2005, our cash flows were impacted by lower sales volume and net income, the repurchase of outstanding common stock (approximately $3.1 million), the purchase of certain intangible assets from Bally Gaming, Inc. ("Bally") (approximately $0.5 million), and increased investment in new systems, product tooling and our new service center in Las Vegas, NV (approximately $2.0 million). We ended the quarter with $4,498,000 in cash and cash equivalents. We expect to earn interest income on our available cash balance for the remainder of 2005.

Operating activities: The following significant factors affected our cash provided by operations of $1,294,000 in the first nine months of 2005:

         o        We reported net income of $1,104,000

         o We recorded depreciation, amortization and non-cash compensation expense of $1,491,000

         o Accounts receivable increased by $456,000 due to timing of sales during the quarter

         o Inventories decreased by $477,000 due to lower inventory purchases related to lower sales volume and continued improved inventory management

         o Accounts payable decreased by $245,000 due to lower inventory purchases related to lower sales volume

         o Accrued liabilities and other liabilities decreased by $830,000 due to following (1) lower compensation related accruals, (2) lower deferred revenue balances based on the completion of a significant prepaid service contract in 2004 and (3) lower royalty accruals associated with the purchase of intangible assets from Bally's

The following payments also affected our cash from operations during the first nine months of 2005:

Accrued Restructuring Payments: As of September 30, 2005 and December 31, 2004, our restructuring accrual amounted to $1,121,000 and $1,454,000, respectively. The decrease of $333,000 is related solely to payments made on our Wallingford lease obligation. We continue to actively seek to sublease our Wallingford facility, and to consider opportunities to modify or exit our existing lease. However, there can be no assurance that we will be successful in these endeavors. Absent our ability to sublease or modify our existing Wallingford facility lease, we expect to pay approximately $420,000 of these expenses per year from 2005 through 2007, and the remaining $176,000 in 2008. These payments from 2005 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $2,042,000 and $850,000 in the first nine months of 2005 and 2004, respectively. Expenditures in 2005 included approximately $760,000 for the purchase of hardware, software and outside consulting costs related to our implementation of a new Oracle ERP system, approximately $150,000 for office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV, and the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2005 to be approximately $2,500,000. During 2005, we are investing in two significant projects: (1) the purchase and implementation of Oracle software expected to be finalized in 2006 and (2) office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV. We believe these projects will provide us with improved efficiency and will enable us to streamline and more cost effectively manage our business as it grows in size, number of locations and overall complexity. In addition to these projects, we also expect to continue our focus on product development and the purchase of tooling for new products and enhanced versions of existing products.

During the second quarter of 2005, we acquired certain intangible assets related to casino printer designs and technology from Bally for $475,000, plus the costs of effecting the acquisition (approximately $35,000). Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we were no longer required to pay any future royalties to Bally. The elimination of future royalty payments to Bally resulted in a cost savings to the Company beginning in the third quarter of 2005.

Financing activities: We used approximately $2,806,000 in financing activities during the first nine months of 2005, largely due to the repurchase of Company stock (approximately $3,135,000), partly offset by proceeds from stock option exercises and employee stock purchase plan transactions (approximately $332,000).

WORKING CAPITAL

Our working capital decreased to $17,415,000 at September 30, 2005 from $20,325,000 at December 31, 2004. The current ratio remained at 3.3 to 1 at September 30, 2005 compared to 3.3 to 1 at December 31, 2004. The decrease in our working capital is due largely to the lower cash balance at September 30, 2005 as compared to December 31, 2004.

DEFERRED TAXES

As of September 30, 2005, we had a net deferred tax asset of approximately $2,805,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.0 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

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

On November 12, 2004, we amended the TD Banknorth Credit Facility. Under the terms of the agreement, we renewed, through July 31, 2005, our $1.0 million equipment loan facility. However, this equipment loan facility expired on July 31, 2005 and was not renewed. The amendment also revised certain other terms of the revolving credit facility.

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

As of September 30, 2005, we had no balances outstanding on the revolving credit line and term loan, respectively. Undrawn commitments under the TD Banknorth Credit Facility were approximately $11,500,000 at September 30, 2005. However, our maximum additional available borrowings under the facility were limited to approximately $7,900,000 at September 30, 2005 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the TD Banknorth Credit Facility at September 30, 2005.

STOCK REPURCHASE PROGRAM

On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. For the three months ended September 30, 2004, the Company had repurchased a total of 286,900 shares of common stock for approximately $2,151,000. As of September 30, 2005, the Company had repurchased a total of 408,900 shares of common stock for approximately $3,135,000, at an average price of $7.67 per share.

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

SHAREHOLDERS' EQUITY

Shareholders' equity decreased by $1,147,000 to $22,568,000 at September 30, 2005 from $23,715,000 at December 31, 2004. The decrease was primarily due to treasury stock purchases of 408,900 shares of common stock for approximately $3,135,000, offset by (1) net income of $1,104,000 (2) proceeds of approximately $332,000 from the issuance of approximately 70,000 shares of common stock from stock option and stock purchase plan exercises, (3) an increase in additional paid-in capital of approximately $295,000 resulting from the tax benefits resulting from the sale of employee stock from stock option exercises, (4) compensation expense related to restricted stock grants of $326,000.

CONTRACTUAL OBLIGATIONS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three or nine months ended September 30, 2005.

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next 12 months.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a controls system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against TransAct. The complaint charges TransAct with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and seeks an award of compensatory and punitive damages, attorneys' fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that Patent No. 6,924,903, issued by the United States Patent and Trademark Office ("PTO") to TransAct on August 2, 2005, for its dual-port printer technology, is invalid, and that FutureLogic is not infringing TransAct's patent. We believe that the California action is retaliatory in nature and without merit, and we intend to vigorously defend ourselves. FutureLogic did not specify any factual basis upon which it alleges that the Company's patent is invalid. We also believe that their claims regarding our patent are without merit, that our patent was thoroughly reviewed by the PTO and that our patent is valid. This action is in the pre-trial motion stage and management is currently unable to calculate any potential or probable liability associated with this action at this time.

ITEM 2c. STOCK REPURCHASE

On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the Company's outstanding shares of common stock from time to time in the open market over the next three years, depending on market conditions, share price and other factors. For the three months ended September 30, 2005, the Company had repurchased a total of 286,900 shares of common stock for approximately $2,151,000. As of September 30, 2005, the Company had repurchased a total of 408,900 shares of common stock for approximately $3,135,000 at an average price of $7.67 per share.

The following table summarizes repurchases of our common stock in the three and nine months ended September 30, 2005.


                               Three Months     Nine Months
                                   Ended           Ended
(In thousands,except shares    September 30,   September 30,
and per share data)                2005             2005
                               -------------   -------------
Total number of shares
  repurchased                        286,900         408,900
                               =============   =============
Total cost of shares
  repurchased                  $       2,151   $       3,135
                               =============   =============

Average price paid per share   $        7.50   $        7.67
                               =============   =============

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




                              TRANSACT TECHNOLOGIES INCORPORATED
                              ----------------------------------
                              (Registrant)


November 9, 2005

                              /s/ Steven A. DeMartino
                              -----------------------------------------------
                              Steven A. DeMartino
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

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