Form 10-K
period 2005-12-31
TRANSACT TECHNOLOGIES INC
filed 2006-03-15
CIK 1017303

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

For the fiscal year ended December 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          06-1456680
      (State or other jurisdiction                             (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

      7 LASER LANE, WALLINGFORD, CT                                 06492
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code 203-859-6800

Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of June 30, 2005 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $79,000,000.

As of February 27, 2006, the registrant had outstanding 9,752,670 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2006 - Part III (Items 10-14).

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.
   Item 1.    Business                                                     3 - 7
   Item 1A.   Risk Factors                                                8 - 10
   Item 1B.   Unresolved Staff Comments                                       10
   Item 2.    Properties                                                      10
   Item 3.    Legal Proceedings                                               11
   Item 4.    Submission of Matters to a Vote of Security Holders             11

PART II.
   Item 5.    Market for Registrant's  Common Equity,  Related
              Stockholder Matters and Issuer Purchases of Equity
              Securities                                                 11 - 12
   Item 6.    Selected Consolidated Financial Data                            12
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        13 - 27
   Item 7A.   Quantitative and Qualitative Disclosures About Market
              Risk                                                       27 - 28
   Item 8.    Financial Statements and Supplementary Data                29 - 52
   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             53
   Item 9A.   Controls and Procedures                                    53 - 54

PART III.
   Item 10.   Directors and Executive Officers of the Registrant              54
   Item 11.   Executive Compensation                                          54
   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                 54 - 55
   Item 13.   Certain Relationships and Related Transactions                  55
   Item 14.   Principal Accountant Fees and Services                          55

PART IV.

   Item 15.   Exhibits and Financial Statement Schedules                 56 - 58
              Signatures                                                      59

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

     TransAct was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. We completed an initial public offering on August 22, 1996.

     TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca(R) brand names. Known and respected worldwide for innovative designs and real-world service reliability, our impact, thermal and inkjet printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets:
(1) point-of-sale ("POS") and banking and (2) gaming and lottery. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We have one primary operating facility located in Ithaca, NY, seven sales offices located in the United States (including our new global gaming and lottery headquarters and western region service center in Las Vegas, NV), and a European sales and service center in the United Kingdom. Our executive offices and eastern region service center are located at 7 Laser Lane, Wallingford, CT 06492, with a telephone number of (203) 859-6800.

FINANCIAL INFORMATION ABOUT SEGMENTS

     We have assessed our operating and reportable segments and have determined that we operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts. See the Consolidated Financial Statements contained herein.

PRODUCTS AND SERVICES

Printers

     TransAct designs, develops, assembles and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the POS and banking, and gaming and lottery markets. Our printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we design and assemble custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

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

     In the gaming portion of our gaming and lottery market, we sell several models of printers used in slot machines and video lottery terminals that print tickets instead of issuing coins at casinos, racetracks and other gaming establishments worldwide. These printers utilize thermal printing technology and can print tickets in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print coupons/promotions. We also sell printers using impact printing technology for use mainly in video lottery terminals and other gaming devices.

TransAct Services Group

     Through our recently-established TransAct Services Group, we proactively market the sale of consumable products (including inkjet cartridges, ribbons and paper), replacement parts and maintenance services for all of our products. Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service ("TransAct Xpress"), and other repair services for our printers. Within the United States, we provide repair services through our eastern region service center in Wallingford, CT and our western region service center in Las Vegas, NV. Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

     We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information. Technical and sales support personnel receive training on all of our manufactured products and our services.

Product Warranty

     Our printers generally carry up to a two-year limited warranty against defects in material and workmanship. Defective equipment may be returned to any of our service centers, or our manufacturing facility in Ithaca, NY, for newly-released printers only, for repair or replacement during the applicable warranty period.

PRODUCTION, MANUFACTURING AND SOURCES AND AVAILABILITY OF RAW MATERIALS

     We design our products to optimize product performance, quality, reliability and durability. These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship. We finalize assembly for our products in our Ithaca, NY facility largely on a configure-to-order basis using components that have been sourced from around the world. Our manufacturing engineers work closely with our new product engineers and vendors during the development of new products. As a result, this collaboration increases manufacturing efficiency by specifying materials and designing manufacturing processes in conjunction with new product design.

     We procure component parts and subassemblies for use in the manufacture and assembly of our products. Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices. We typically strive to maintain more than one source for our component parts and subassemblies to reduce the risk of parts shortages or unavailability. However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

     Okidata Americas, Inc. ("Okidata"), is the sole supplier for an impact printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), that is used in all of our Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on TransAct. We have a supply agreement with Okidata to provide Oki Kits until June 8, 2006. Prices under this agreement are fixed, but may be changed by Okidata after providing 180 days written notice.

     We believe our relationship with Okidata is in good standing and have received no indication that the supply agreement will not be renewed beyond the respective expiration date of the current contract. We cannot be certain, however, that the supply agreement will be renewed, or if renewed, that the terms will be as favorable as those under the current contract.

     Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of our inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of our inkjet printers. Prior to February 2006, we had a supply agreement with HP to purchase inkjet cartridges at fixed prices. This agreement expired on February 1, 2006 and was not renewed, as HP informed us that they no longer maintain supply agreements for these inkjet cartridges. Although we no longer have a supply agreement with HP, our relationship with HP remains strong and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us. The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the POS and banking market, but also in other printing devices across several other markets.

PATENTS AND PROPRIETARY INFORMATION

     We have significantly expanded our patent portfolio over the past five years, and expect to continue to do so in the future. We also believe our patent portfolio will provide additional opportunities to license our intellectual property in the future. We currently own fifteen patents, eleven of which we consider material. The earliest expiration date of these eleven patents is in 2008, with the latest expiration date in 2022. Of the material patents, one patent covers methods and apparatus for allowing a two-color printer to print images using single pass technology by printing during both forward and reverse movement of the print mechanism; another patent relates to our proprietary void and reprint receipt printing method which is used in certain of our slot machine printers; two patents prevent ticket jams resulting from player interference in certain of our slot machine printers; three patents cover a method for converting a full color image into a two-color image, plus a background color; one patent for a standard configurable universal serial bus ("USB") device identifier that enables a printer to be interchanged with another printer from the same printer model line without requiring reinstallation of the device driver or reconfiguration of the communication port by the host; two patents relate to methods and apparatus for automatically stacking printed sheets from a printer; and one patent covers our dual port technology where in a printer, one driver or port receives data indicative of voucher information from a local controller and a second driver or port receives data indicative of coupon information from a central system controller, thereby allowing the same printer to be used to print both vouchers and coupons. We also have sought patent protection for certain design features of 1) printers using inkjet technology,
2) POS printers using thermal technology, and 3) thermal printers for use in casino slot machines. We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

     During 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003, which was paid in full by January 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

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

CERTAIN CUSTOMERS

     We currently have an ongoing OEM purchase agreement, as amended in February 2006, ( the "GTECH Thermal Printer Agreement") with GTECH Corporation ("GTECH") that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012. Prior to this agreement, we had a purchase agreement with GTECH that provided for the sale of impact on-line lottery printers and spare parts through December 31, 2004. Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers beyond 2004. However, we do expect to continue to sell spare parts to GTECH for the significant remaining installed base of impact on-line lottery printers. Firm purchase orders for printers under the GTECH Thermal Printer Agreement may be placed as required by GTECH.

BACKLOG

     Our backlog of firm orders was approximately $8,300,000 as of February 28, 2006, compared to $3,250,000 as of March 4, 2005. Based on customers' current delivery requirements, we expect to ship our entire current backlog during 2006.

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

     In the POS market, our major competitor is Epson America, Inc., which controls a dominant portion of the POS markets into which we sell. We also compete, to a much lesser extent, with Transaction Printer Group, Star Micronics America, Inc., Citizen -- CBM America Corporation, and Korean Printer Solutions (makers of Bixolon/Samsung printers). Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

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

     Our strategy for competing in our markets is to continue to develop new products and product line extensions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas. We expect to particularly focus on
(1) promoting our line of slot machine printers into the gaming market including our recently launched Epic 950(TM) thermal casino printer, as well as our new Epic 430(TM) and Epic 630(TM) printers for the international off-premise gaming market, (2) increasing sales of our iTHERM(TM) 280 thermal POS printer, new Ithaca(R) 8000 linerless label printer and our family of printers utilizing Hewlett Packard's inkjet printing technology, including our BANKjet(R) line of inkjet printers used in bank teller applications and (3) expanding our consumables, spare parts and service business. Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.

RESEARCH AND DEVELOPMENT ACTIVITIES

     We spent approximately $2,726,000, $2,715,000 and $2,276,000 in 2005, 2004
and 2003, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products. During 2006, we expect to focus the majority of our research and development activities on the continuing development and enhancement of (1) our family of printers for the POS and banking market utilizing inkjet and thermal printing technology and (2) our ticket-issuing printers for use in the worldwide casino and gaming market.

ENVIRONMENT

     We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

     As of February 27, 2006, TransAct and our subsidiaries employed 213 persons, of whom 174 were full-time and 39 were temporary employees. None of our employees is unionized, and we consider our relationships with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $2,181,000, $1,000,000, and $1,068,000, (primarily for the service of printers used in the British Post Office) in 2005, 2004 and 2003, respectively. We had export sales from our domestic operations of approximately $10,137,000, $5,423,000 and $3,663,000 in 2005, 2004 and 2003, respectively.
Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $12,318,000, $6,423,000 and $4,731,000 in 2005, 2004 and 2003, respectively.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2006.

     The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

        Name          Age                                    Position
        ----          ---                                    --------
Bart C. Shuldman       48   Chairman of the Board, President and Chief Executive Officer
Steven A. DeMartino    36   Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf       56   Executive Vice President - Engineering

     BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. Previously, Mr. Shuldman served as President of Magnetec and later the combined operations of Magnetec and Ithaca Peripherals from August 1993 until June 1996. In February 2001, Mr. Shuldman was elected Chairman of the Board.

     STEVEN A. DEMARTINO was named as TransAct's Executive Vice President, Chief Financial Officer, Treasurer and Secretary on June 1, 2004. Previously, Mr. DeMartino served as Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997. Prior to joining TransAct, Mr. DeMartino was a self-employed financial consultant from May 1996 to August 1996. Prior to that, Mr. DeMartino served as Controller of Copart, Inc. from September 1994 to May 1996. Mr. DeMartino is a certified public accountant.

     MICHAEL S. KUMPF was appointed Executive Vice President of Engineering in March 2002. He served as Senior Vice President, Engineering from June 1996 to March 2002 and Vice President, Engineering of Ithaca Peripherals from 1991 until June 1996.

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on TransAct's business, financial condition, operating results, and growth prospects. The risks described below and incorporated by reference are not the only ones facing our Company. Additional risks not known to us now or that we currently deem immaterial may also impair our business operations.

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

     -    changes in our business, operations or prospects;

     -    developments in our relationships with our customers;

     -    announcements of new products or services by us or by our competitors;

     - announcement or completion of acquisitions by us or by our competitors;

     -    changes in existing or adoption of additional government regulations;

     -    unfavorable or reduced analyst coverage; and

     -    prevailing domestic and international market and economic conditions.

In addition, the stock market has experienced significant price fluctuations in recent years. Broad market fluctuations, general economic conditions and specific conditions in the industry in which we operate may adversely affect the market price of our common stock.

Limited trading volume of our capital stock may contribute to its price volatility.

Our common stock is traded on the NASDAQ National Market. During the twelve months ended December 31, 2005, the average daily trading volume for our common stock as reported by the NASDAQ National Market was approximately 131,600 shares. We are uncertain whether a more active trading market in our common stock will develop. In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

Future sales of our common stock may cause our stock price to decline.

In the future, we may sell additional shares of our common stock in public or private offerings, and we may also issue additional shares of our common stock to finance future acquisitions. Shares of our common stock are also available for future sale pursuant to stock options that we have granted to our employees, and in the future we may grant additional stock options and other forms of equity compensation to our employees. Sales of our common stock or the perception that such sales could occur may adversely affect prevailing market prices for shares of our common stock and could impair our ability to raise capital through future offerings.

We depend on key personnel, the loss of which could materially impact our business.

Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel. There can be no assurance that we will be able to recruit and retain such personnel. The loss of Bart C. Shuldman, the Company's Chairman of the Board, President and Chief Executive Officer, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

Our business could be adversely affected by actual or threatened terrorist attacks or the related heightened security measures, military actions and other efforts to combat terrorism.

Our business could be adversely affected by actual or threatened terrorist attacks or the related heightened security measures, military actions and other efforts to combat terrorism. It is possible that terrorist attacks could be directed at important locations for the gaming industry. Heightened security measures and other efforts to combat terrorism may also have an adverse effect on the gaming industry by reducing tourism. Any of these developments could also negatively affect the general economy and consumer confidence. Any downturn in the economy or in the gaming industry in particular could reduce demand for our products and adversely affect our business and results of operations. In addition, heightened security measures may cause certain governments to restrict the import/export of goods, which may have an adverse effect on our ability to buy/sell goods.

Our success will depend on our ability to sustain and manage growth.

As part of our business strategy, we intend to pursue an aggressive growth strategy. Assuming this growth occurs, it will require the expansion of distribution relationships in international markets, the successful development and marketing of new products, expanded customer service and support, an increased number of personnel throughout the Company and the continued implementation and improvement of our operational, financial and management information systems.

To the extent that we seek growth through acquisitions, our ability to manage our growth will also depend on our ability to integrate businesses that have previously operated independently. We may not be able to achieve this integration without encountering difficulties or experiencing the loss of key employees, customers or suppliers. It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls for each business may result in weaknesses that require remediation when the financial controls and reporting functions are combined.

There can be no assurance that we will be able to implement successfully our growth strategy, or that we can successfully manage expanded operations. As the Company expands, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect our results of operations and financial condition.

We compete in a highly competitive market, which is likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements. We face significant competition in developing and selling our printers and services. Principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe we must continue to provide:

-    Technologically advanced printers that satisfy the user demands,

-    Superior customer service,

-    High levels of quality and reliability, and

-    Dependable and efficient distribution networks.

We cannot assure we will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Any of these factors could reduce our earnings.

We source some of our component parts from sole source supplier; any disruptions may impact our ability to manufacture and sell our products.

A disruption in the supply of such component parts could have a material adverse effect on our operations and financial results.

The inability to protect intellectual property could harm our reputation, and our competitive position may be materially damaged.

Our intellectual property is valuable and provides us with certain competitive advantages. Copyrights, patents, trade secrets and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information which we regard as trade secrets.

Infringement on the proprietary rights of others could put us at a competitive disadvantage, and any related litigation could be time consuming and costly.

Third parties may claim that we violated their intellectual property rights. To the extent of a violation of a third party's patent or other intellectual property right, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements.

We sell a significant portion of our products internationally and purchase important components from foreign suppliers. These circumstances create a number of risks.

We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

          - Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries.

          - Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions.

          - Political and economic instability may reduce demand for our products or put our foreign assets at risk.

          - Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets.

          - Potentially limited intellectual property protection in certain countries, such as China, may limit recourse against infringing products or cause us to refrain from selling in certain geographic territories.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not  applicable.

ITEM 2. PROPERTIES.

     Our operations are currently conducted at the facilities described below. In January 2005, we entered a five-year lease for a 13,700 square foot facility in Las Vegas, NV. This facility serves as our global gaming and lottery headquarters and houses our west coast POS and Banking sales unit. The facility also serves as our western region service center to provide service to our large base of installed printers in the region.

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

                                                                        Size         Owned or   Lease Expiration
Location                             Operations Conducted        (Approx. Sq. Ft.)    Leased          Date
--------                             -------------------------   -----------------   --------   ----------------
Wallingford, Connecticut             Executive offices and             49,000         Leased     March 31, 2008
                                     service center

Ithaca, New York                     Manufacturing facility            74,000         Leased      June 30, 2012

Las Vegas, Nevada                    Service center and gaming         13,700         Leased    January 31, 2010
                                     and lottery sales
                                     headquarters

Doncaster, United Kingdom            Sales office and service           2,800         Leased     August 1, 2009
                                     center

Georgia (2), Missouri, New Jersey,   Six regional sales                   900         Leased         Various
New York and Texas                   offices

     We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3. LEGAL PROCEEDINGS.

     On April 28, 2005 we announced that we filed a complaint in Connecticut Superior Court against FutureLogic, Inc. ("FutureLogic") of Glendale, California. The complaint charges FutureLogic with disseminating false and misleading statements, which impugn our business reputation with the intent of damaging our business. We assert claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and seek an award of compensatory and punitive damages, attorneys' fees and costs. FutureLogic removed this action to the United States District Court for the District of Connecticut and, on June 7, 2005, filed a motion to dismiss the claims for lack of jurisdiction. On December 7, 2005, we amended our complaint in the action pending in the District of Connecticut to add claims that FutureLogic's conduct violated the Lanham Act's bar on false and deceptive advertising.

     On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against us. The complaint charges us with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and seeks an award of compensatory and punitive damages, attorneys' fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that Patent No.
6,924,903 issued to us by the United States Patent and Trademark Office ("PTO") on August 2, 2005, for our dual-port printer technology, is invalid, and that FutureLogic is not infringing our patent. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in the District of Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court.

     On January 20, 2006, the California District Court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's patent case will be transferred to the District of Connecticut for consolidation with the action pending in that forum. The jurisdictional motions before the District of Connecticut were fully briefed as of February 17, 2006 and await the decision of the Connecticut court. Regardless in what forum we eventually face FutureLogic's patent claims, we intend to defend against the claims vigorously, as we believe them to be without merit or factual basis. This action is in the pre-trial motion stage and we are currently unable to calculate any potential or probable liability associated with this action at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the NASDAQ National Market under the symbol TACT. Prior to September 2004, our stock was traded on the NASDAQ SmallCap Market. In April 2004, we completed a three-for-two stock split of our common stock effected in the form of a stock dividend. All amounts in the table below reflect the stock split on a retroactive basis. As of February 28, 2006, there were 646 holders of record of the common stock. The high and low sales bid quotations of the common stock reported during each quarter of the years ended December 31, 2005 and 2004 were as follows:

                     Year Ended         Year Ended
                 December 31, 2005   December 31, 2004
                 -----------------   -----------------
                    High     Low       High      Low
                   ------   -----     ------   ------
First Quarter      $22.19   $9.90     $26.00   $13.67
Second Quarter      10.65    6.71      34.00    19.13
Third Quarter       10.35    6.95      32.89    15.00
Fourth Quarter       8.70    6.09      29.28    19.30

     No dividends on common stock have been declared except for a cash dividend paid in lieu of fractional shares resulting from our three-for-two stock split in April 2004, and we do not anticipate declaring dividends in the foreseeable future. Our credit agreement with TD Banknorth, N.A. restricts the payment of cash dividends on our common stock for the term of the agreement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Part III, Item 12.

ISSUER PURCHASES OF EQUITY SECURITIES

On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors.

The following table summarizes repurchases of our common stock in the quarter ended December 31, 2005:

                                                              Total Number
                                                                of Shares       Approximate
                                                              Purchased as    Dollar Value of
                                                                 Part of      Shares that May
                                         Total      Average     Publicly           Yet Be
                                       Number of     Price      Announced     Purchased under
                                         Shares    Paid per     Plans or            the
Period                                 Purchased     Share      Programs     Plans or Programs
------                                 ---------   --------   ------------   -----------------
October 1, 2005 - October 31, 2005           --      $  --           --          $6,865,000
November 1, 2005 - November 30, 2005     48,200      $7.00       48,200          $6,528,000
December 1, 2005 - December 31, 2005     47,900      $8.24       47,900          $6,133,000
                                         ------      -----       ------
Total                                    96,100      $7.62       96,100
                                         ======      =====       ======

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is summarized from our audited financial statements of the past five years:

                                              Year Ended December 31,
                                  -----------------------------------------------
                                    2005      2004      2003      2002      2001
                                  -------   -------   -------   -------   -------
Consolidated Statement of
   Operations Data:
   Net sales                      $51,091   $59,847   $52,098   $39,461   $43,974
   Gross profit                    15,590    22,042    15,543    10,216     9,774
   Operating expenses              15,366    13,591    12,855    11,200    17,060
   Operating income (loss)            224     8,451     2,688      (984)   (7,286)
   Net income (loss)                  377     5,458     1,528      (692)   (4,922)
   Net income (loss) available
      to common shareholders          377     5,236     1,087    (1,050)   (5,280)
   Net income (loss) per share:
      Basic                          0.04      0.55      0.13     (0.12)    (0.63)
      Diluted                        0.04      0.51      0.12     (0.12)    (0.63)

                                                 December 31,
                               -----------------------------------------------
                                 2005      2004      2003      2002      2001
                               -------   -------   -------   -------   -------
Balance Sheet Data:
   Total assets                $29,332   $34,099   $26,361   $22,030   $25,791
   Working capital              15,375    20,511    11,787     8,798     8,366
   Long-term debt, excluding
      current portion               --        --       330     2,791     5,344
   Redeemable convertible
      preferred stock               --        --     3,902     3,824     3,746
   Shareholders' equity         21,257    23,715    10,347     6,545     7,315

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FORWARD LOOKING STATEMENTS

     Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; the introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; availability of third-party components at reasonable prices; the absence of price wars or other significant pricing pressures affecting our products in the United States and abroad; and the outcome of lawsuits between TransAct and FutureLogic, Inc. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

OVERVIEW

     The year 2005 was a challenging year for TransAct. Our 2005 results were dramatically impacted by an overall slowdown in the domestic gaming market, including the effect of Hurricane Katrina, an issue at a major gaming OEM customer as it depletes a large inventory position, lower capital spending due to mergers of major casino operators, and lower than historical levels of lottery printer sales to GTECH, our largest customer. Despite our disappointing financial results and a less than ideal set of market conditions, we continued on our planned course of making substantial strategic investments into the growth elements of our business. This led to a number of strategic successes during 2005 including the following:

     - Established three Strategic Sales Units to focus on each of our markets

     -    Doubled the size of our sales force company-wide

     - Opened our new Gaming and Lottery headquarters and western regional service center in Las Vegas, Nevada

     - Launched seven new products, including our new line of Epic printers for the new off-premise global gaming market, and our new line of printers, exclusively for our POS distributors

     - Entered into a strategic sales alliance with JCM American Corporation ("JCM"), the worldwide leading bill acceptor company, to sell our casino printers

     -    Grew our international gaming sales by over 193% to $6.6 million

     - Achieved standard printer status with IGT, including the integration of our Epic 950(TM) casino printer in every slot machine platform in every jurisdiction in which IGT competes

     - Received five new patents, including a key one in connection with dual port technology

     We continue to focus on sales growth in our two core markets, point of sale ("POS") and banking and gaming and lottery, and in our recently established TransAct Services Group, to drive increased profitability. During 2005, our total net sales decreased by 15% to approximately $51,091,000. See the table below for a breakdown of our sales.

                                                                       Change
                              Year ended         Year ended       ---------------
(In thousands)            December 31, 2005   December 31, 2004      $        %
                          -----------------   -----------------   -------   -----
POS and banking            $16,410    32.1%    $17,659    29.5%   $(1,249)   (7.1%)
Gaming and lottery          23,634    46.3%     31,937    53.4%    (8,303)  (26.0%)
TransAct Services Group     11,047    21.6%     10,251    17.1%       796     7.8%
                           -------   -----     -------   -----    -------
   Total net sales         $51,091   100.0%    $59,847   100.0%   $(8,756)  (14.6%)
                           =======   =====     =======   =====    =======

     We experienced a decrease of approximately 7% in sales of POS and banking printers in 2005, driven primarily by lower project-oriented banking printer sales. During 2003, we announced wins from two major financial services companies for shipments of over 19,000 BANKjet(R) printers to upgrade bank teller applications, which we began to ship in 2003 and substantially completed shipping during 2004. During 2005, we announced and shipped approximately 6,000 BANKjet(R) printers for our third major bank win. Excluding the project-oriented banking market, sales of POS printers increased by 2% from 2004. We expect the upward trend in the POS market to accelerate during 2006. Given our success over the last three years, and in light of the renewed focus we see banks placing on branch banking, we plan to continue proactively to seek opportunities with other banks and credit unions for upgrading bank teller systems. In 2006, we also plan to increase our focus on selling through our distribution and reseller channels in an effort to expand sales of our new line of printers exclusively for these channels, and to continue to broaden our product portfolio. With the global POS printer market of approximately $800 million, we have many opportunities for market share gains, primarily through increasing and enhancing our product portfolio, increasing geographic coverage, and growing our customer base.

     Our focus in the gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreement through 2012 with GTECH Corporation ("GTECH"), our largest customer and the world's largest provider of lottery terminals, with approximately a 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. Currently, we fulfill substantially all of GTECH's printer requirements for lottery terminal installations and upgrades. During 2005, total printer sales to GTECH were approximately $1,153,000 lower than in 2004, representing a decrease of approximately 14%. Based on existing orders and expected future demand for our lottery printers estimated with input from GTECH, we expect overall sales to GTECH in 2006 to be modestly higher than the 2005 level. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

     On the gaming side, our focus lies primarily in supplying printers for use in slot machines in casinos and racetracks, as well as in other gaming devices that print tickets, primarily in the United States, Europe and Australia. During 2005, our gaming printer sales were significantly impacted by a weak domestic casino market, including the effect of Hurricane Katrina, lower capital spending due to mergers of major casino operators, and an issue at a large gaming OEM customer as it depletes a large inventory position. As a result, sales of our gaming printers decreased by 30%. Although we are not projecting a recovery of the domestic gaming market during 2006, we still expect to see approximately double digit growth in our worldwide gaming sales in 2006 compared to 2005. We expect to gain market share in the United States due to (1) our new strategic alliance agreement with JCM, the worldwide leading bill acceptor company, to sell our casino printers (2) our relationship with IGT, the world's largest slot machine manufacturer, and (3) expanded acceptance of our new Epic 950(TM) thermal casino printer. In addition, we expect a return to more normalized purchasing levels by the large gaming OEM customer mentioned above beginning in the second quarter 2006. Overall, we expect to continue to exploit opportunities for casino printer sales as the rollout of the ticket-in/ticket-out initiative continues and the size of the North American slot machine market continues to expand to over 850,000 slot machines. In the international gaming market, we experienced record sales growth during 2005, as our international gaming sales almost tripled to $6.6 million. We expect continued strength from gaming sales internationally during 2006, as markets such as Europe and Australia continue to adopt ticket printing for their slot machines and other gaming machines, and as our new line of Epic printer launched in 2005 for the off-premise gaming market begin to take hold.

     Our TransAct Services Group ("TSG"), which sells service and consumable products, including printer repairs and the sale of spare parts and consumables (paper, ribbons and inkjet cartridges), offers a substantial growth opportunity and recurring revenue stream for TransAct. TSG revenue has grown to $11,047,000 or 21.6% of net sales in 2005, representing an increase of 8% from 2004. During 2006, we plan to continue to actively promote our service and consumable products in an effort to increase the volume of sales. With the investments we made in TSG during 2005 - including the addition of four dedicated sales people, a specialized software system that improved our sales lead tracking and prospecting processes, and the establishment of two new service centers - a western region service center in Las Vegas, NV and an eastern region service center in Wallingford, CT - we believe we are now even better positioned to accelerate the growth of TSG sales in 2006. In addition, we believe that the increasing sales of our inkjet printers will lead to a growing installed base that will drive substantially higher inkjet cartridge sales in 2006 and beyond.

     Operationally, gross margin and operating margin for 2005 were impacted by lower sales, and our decision to make a strategic investment of $2.5 million in the growth elements of our business. We made this investment across three areas: an incremental $1.2 million investment in sales and marketing; a $400,000 incremental investment in engineering expenses for the development and launch of seven new products; and a $900,000 investment in operating expenses related to the opening and staffing of our new service center in Las Vegas and the hiring of additional services personnel in our Wallingford service center. We expect that, over the long-term, the investment we made in 2005 will accelerate our revenue growth and with our operating leverage, should lead to improved operating results beginning in the first quarter 2006.

     Despite the challenging year and our increased level of investment, we reported net income and positive earnings per share (diluted) for 2005. We also generated sufficient cash during 2005 to fund $2.8 million of capital expenditures and repurchase $3.9 million of our common stock (approximately 5% of our common stock outstanding) and finished the year with $4.6 million of cash and no debt on our balance sheet as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. Our estimates include those related to revenue recognition, allowance for doubtful accounts, inventory obsolescence, the valuation of deferred tax assets and liabilities, goodwill impairment, warranty obligations, restructuring accruals and contingent liabilities. We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates. Actual results may differ from the original estimates. The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.

     REVENUE RECOGNITION - Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, "Revenue Recognition." Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

     Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 ("FTB 90-1"), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Pursuant to FTB 90-1, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period. We record deferred revenue for amounts received from customers for maintenance contracts prior to the maintenance period.

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

     We offer some of our customers price protection as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. Our customers typically carry limited amounts of inventory, and we infrequently lower prices on current products. As a result, the amounts paid under these plans have not been material. However, we cannot guarantee that this minimal level will continue.

     ACCOUNTS RECEIVABLE - We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current creditworthiness. We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues. Our allowance for doubtful accounts as of December 31, 2005 was $240,000, or 2.8% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience. As of December 31, 2005, we had accounts receivable balances due from one customer of approximately 19% of the total balance due, and no other customer accounts receivable balance exceeded 10%. As of December 31, 2004, we had accounts receivable balances due from three customers of 18%, 14% and 10%, respectively, of the total balance due, and no other customer accounts receivable balance exceeded 10%.

     INVENTORY - Our inventories are valued at the lower of cost or market. We assess market value based on historical usage and estimates of future demand. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income. As of December 31, 2005, our net inventory included a reserve of $2,165,000, or 26.4% of gross inventory to write inventory down to lower of cost or market. During the fourth quarter of 2005, we recorded a charge of approximately $600,000 related primarily to the write-down of inventory for our Model 850 casino printer, as demand for this printer is declining due to the faster than expected acceptance of our new Epic 950(TM) casino printer. We also disposed of approximately $500,000 of fully-reserved inventory related to discontinued printer models during the fourth quarter of 2005. As a result, our inventory reserve at December 31, 2005 increased by only approximately 8% from December 31, 2004.

     GOODWILL - We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment as of December 31, 2005. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Goodwill amounted to $1,469,000 at December 31, 2005 and we have determined that no goodwill impairment has occurred.

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

     Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance or tax reserves with respect to our deferred tax assets. On a quarterly basis, we evaluate the recoverability of our deferred tax assets based upon historical results and forecasted taxable income over future years, and match this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance or tax reserve, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance or tax reserves would be charged as a reduction to income in the period such determination was made. Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the valuation allowance or tax reserves would increase net income in the period such determination was made.

     As of December 31, 2005, we recorded a net deferred tax asset of approximately $3,292,000, net of a valuation allowance of $207,000, and a tax reserve of $133,000, primarily on portions of certain tax credits. We will need to recognize approximately $7.9 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2005. Based on our projection of future taxable income, no additional valuation allowance is considered necessary. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded, resulting in a charge to income in the period such determination is made.

     RESTRUCTURING - In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). However, our Company headquarters and a service center remain in Wallingford, CT. Our technology shift to inkjet and thermal printing from dot matrix impact printing dramatically reduced the labor content in our printers, and therefore, lowered the required production capacity. As of December 31, 2001, we successfully transferred substantially all our Wallingford product lines to Ithaca, NY, with the exception of a service center that remains in Connecticut. The closing of the Wallingford manufacturing facility resulted in the related termination of employment of approximately 70 production, administrative and management employees.

     In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. Through December 31, 2005, we have recognized approximately $6.0 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs, of which approximately ($0.2 million) and $1.1 million were recognized in 2004 and 2003, respectively. No additional restructuring expense was recognized in 2005. Management has made reasonable estimates of such costs and expenses. However, if actual costs differ from the estimates, charges or credits to income could result in the period the adjustments are determined. We changed our estimate of the restructuring accrual related to the Wallingford, CT facility, resulting in additional restructuring expense in 2003, and a reversal of restructuring expense in 2004. We do not expect to incur any additional restructuring expenses related to the Consolidation. See the "Liquidity and Capital Resources" section for a discussion of the expected impact of the Consolidation on our future results of operations and cash flows.

     WARRANTY - We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs. If actual future product repair rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability and related warranty expense would be made.

     CONTINGENCIES - We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to FAS 5. On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.

     During the fourth quarter of 2005, we recorded a charge to cost of goods sold of approximately $135,000 related to estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related to our Model 850 casino ticket printer. The charge was largely the result of the faster than expected acceptance of our new Epic 950(TM) casino ticket printer, which replaces our Model 850 casino ticket printer.

     STOCK-BASED COMPENSATION - We apply the intrinsic value recognition and measurement principles whereby compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of grant exceeds the exercise price of the employee stock option. Beginning January 1, 2006, we will be required to recognize expense pursuant to Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R") for stock-based compensation. We will utilize the Black-Scholes model to value share-based payments and will follow the modified prospective transition method. The Black-Scholes model uses judgmental inputs such as option life, expected volatility and expected forfeiture rate. Changes in these inputs may change the amount of expense recognized for stock options issued during the period of change.

     (A) RESULTS OF OPERATIONS

     CERTAIN SALES BY MARKET AMOUNTS FOR 2003 AND 2004 HAVE BEEN RECLASSIFIED TO CONFORM WITH THE CURRENT YEAR PRESENTATION IN THE NARRATIVE BELOW.

     (I) YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2005 and 2004 were as follows:

                                                                         Change
                                Year ended          Year ended      ---------------
(In thousands)              December 31, 2005   December 31, 2004      $        %
                            -----------------   -----------------   -------   -----
Point of sale and banking    $16,410    32.1%    $17,659    29.5%   $(1,249)   (7.1%)
Gaming and lottery            23,634    46.3%     31,937    53.4%    (8,303)  (26.0%)
TransAct Services Group       11,047    21.6%     10,251    17.1%       796     7.8%
                             -------   -----     -------   -----    -------
                             $51,091   100.0%    $59,847   100.0%   $(8,756)  (14.6%)
                             =======   =====     =======   =====    =======
International*               $12,318    24.1%    $ 6,423    10.7%   $ 5,895    91.8%
                             =======   =====     =======   =====    =======

* International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

     Net sales for 2005 decreased $8,756,000, or 15%, from 2004 due to significantly lower printer shipments into our gaming and lottery market, as well as lower printer shipments into our POS and banking market. However, sales from our TransAct Services Group increased by $796,000, or 8%, from 2004, as our installed base of printers grows and as we continue to aggressively pursue these after-market sales. Overall, international sales almost doubled to $12,318,000, due largely to higher international shipments of our gaming printers, primarily to Europe and Australia, as well as international shipments of lottery printers to GTECH.

     Point of sale and banking: Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide decreased approximately $1,249,000, or 7%, from 2004.

                                                             Change
                     Year ended          Year ended      --------------
(In thousands)   December 31, 2005   December 31, 2004      $        %
                 -----------------   -----------------   -------   ----
Domestic          $14,188    86.5%    $15,734    89.1%   $(1,546)  (9.8%)
International       2,222    13.5%      1,925    10.9%       297   15.4%
                  -------   -----     -------   -----    -------
                  $16,410   100.0%    $17,659   100.0%   $(1,249)  (7.1%)
                  =======   =====     =======   =====    =======

     Domestic POS and banking printer sales decreased to $14,188,000, or 10%, due largely to significantly lower shipments of our BANKjet(R) line of inkjet printers in 2005 as compared to 2004. We experienced this decrease due to the project-oriented nature of banking printer sales. During 2004, we shipped banking printers to two top-tier financial services companies. However, during 2005, we shipped banking printers primarily to only one top-tier financial services company. The decrease in banking printer sales was slightly offset by increasing sales of our POS printers, primarily our iTHERM(TM) 280 thermal printer and our new line of printers exclusively for POS distributors. Excluding banking printers, sales of our POS printers increased by 2% in 2005 compared to 2004.

     International POS and banking printer sales increased by approximately $297,000, or 15%, due primarily to higher sales through our growing network of international POS distributors in Europe and Latin America, somewhat offset by lower sales to distributors in the Pacific Rim.

     We expect sales into the POS and banking market for the first quarter of 2006 to be higher than those reported for the fourth quarter of 2005, due largely to expected shipments of banking printers to an existing financial services company. We also expect full year sales for 2006 to be modestly higher than those reported during 2005, as we expect our initiatives and four new POS products launched in 2005 to begin to take hold.

     Gaming and lottery: Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery printers decreased by $8,303,000, or 26%, from 2004, primarily due to a decrease in sales of slot machine printers in North America, as well as a decrease in sales of lottery printers to GTECH. This decrease was partially offset by significantly higher sales of our slot machine and other gaming printers in Europe and Australia.

                                                              Change
                     Year ended          Year ended      ----------------
(In thousands)   December 31, 2005   December 31, 2004       $        %
                 -----------------   -----------------   --------   -----
Domestic          $16,271    68.8%    $29,692    93.0%   $(13,421)  (45.2%)
International       7,363    31.2%      2,245     7.0%      5,118   228.0%
                  -------   -----     -------   -----    --------
                  $23,634   100.0%    $31,937   100.0%   $ (8,303)  (26.0%)
                  =======   =====     =======   =====    ========

     Domestic sales of our gaming and lottery printers declined by $13,421,000, or 45%, from 2004. Due to the continued decline in slot machine sales into the domestic casino market, including the effects of Hurricane Katrina, lower capital spending due to mergers of major casino operators, and the loss of revenue from a large slot machine manufacturer as it depletes a large inventory position, we experienced significantly lower sales of our TITO casino printers throughout North America during 2005.

 Although we are not projecting a recovery of the domestic casino market during 2006, we expect sales into the gaming market for the first quarter of 2006 to be higher than those reported for the fourth quarter of 2005, and also expect full year sales for 2006 to be modestly higher than those reported during 2005. We expect growth in our gaming sales during 2006 due to (1) expected continued market share gains in the domestic market, aided by our new strategic sales alliance with JCM American Corporation, the worldwide leading bill acceptor company, to sell our casino printers (2) a return to normalized purchasing levels by the large slot machine manufacturer mentioned above during the second quarter 2006, and (3) expanded acceptance of our new Epic 950(TM) casino ticket printer by casinos.

     Printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, decreased by approximately $1,153,000, or 14%, in 2005 compared to 2004. This decrease was largely due to shipments of legacy impact printers to GTECH in 2004 that did not recur in 2005. We do not expect any future orders for legacy impact printers, as GTECH replaced our legacy impact on-line lottery printer with our new thermal on-line lottery printer. However, we do expect to continue to sell spare parts to GTECH for the significant remaining installed base of impact on-line lottery printers. Based on existing orders and expected future demand based on input from GTECH, we expect overall sales to GTECH in 2006 to be higher than those reported for 2005, with more substantial growth expected in the first half of 2006. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH's overall business or revenue.

     International gaming and lottery printer sales more than tripled to $7,363,000 in 2005 compared to 2004. Such sales represented 31% and 7% of total sales into our gaming and lottery market during 2005 and 2004, respectively. We experienced growth in both international gaming and lottery printer sales in 2005 as markets in Europe and Australia continue to adopt and roll out ticket printing in slot machines and other gaming/amusement machines, and GTECH installs our lottery printers in its international markets. Due to the significant growth of our international gaming and lottery sales in 2005, we expect sales levels in 2006 to be relatively consistent with those reported during 2005. However, we continue to pursue additional opportunities in international markets, including those related to ticket printing for the new off-premise gaming market for which we launched two products in 2005.

     TransAct Services Group: Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers and shipping and handling charges. Sales by TSG increased by approximately $796,000, or 8%.

                                                            Change
                     Year ended          Year ended      -----------
(In thousands)   December 31, 2005   December 31, 2004     $      %
                 -----------------   -----------------   ----   ----
Domestic          $ 8,314    75.3%    $ 7,998    78.0%   $316    4.0%
International       2,733    24.7%      2,253    22.0%    480   21.3%
                  -------   -----     -------   -----    ----   ----
                  $11,047   100.0%    $10,251   100.0%   $796    7.8%
                  =======   =====     =======   =====    ====   ====

     Domestic TSG revenue increased by approximately $316,000 or 4%, to $8,314,000 largely due to higher revenue from maintenance and repair services and refurbished printer sales, offset by a decline in the sale of spare parts, mostly for legacy printers. International TSG sales increased by approximately $480,000, or 21%, to $2,733,000, due primarily to an increase in service revenue. With the investments we made in 2005, including our new service centers in Wallingford, CT and Las Vegas, NV, as well as the addition of a dedicated direct sales force and a growing installed base of printers, we expect significant sales growth from TSG during 2006.

     GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated overhead expenses. Gross profit decreased by $6,452,000, or 29%, to $15,590,000, and gross margin decreased to 30.5% from 36.8% due primarily to lower volume of sales in 2005 compared to 2004 and a less favorable sales mix. In addition, gross profit for 2005 was negatively impacted by a charge of $600,000, or 1.2% of net sales, related to the write-down of inventory and accrual for estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related primarily to our Model 850 casino ticket printer. The charge was largely the result of the faster than expected acceptance of our new Epic 950(TM) casino ticket printer, which replaces our Model 850 casino ticket printer. We expect gross margin for the first quarter of 2006 to be higher than the fourth quarter of 2005 due to the higher expected volume of sales in the first quarter. We expect gross margin for 2006 also to be higher than 2005 due to the higher expected volume of sales.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services and supplies). Such expenses increased slightly by $11,000, or less than 1%, to $2,726,000, from 2004 as we incurred higher expenses related to increased engineering staffing and other employee compensation expenses, which were almost entirely offset by a decrease in costs associated with IGT's integration and attainment of jurisdictional approvals for our new Epic 950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $150,000 of IGT Integration costs in 2005 compared to $350,000 in 2004. Engineering and product development expenses increased as a percentage of net sales to 5.3% from 4.5%, primarily due to lower sales volume in 2005 compared to 2004. We expect engineering and product development expenses to increase in 2006 as we plan to utilize more contract engineering services to continue increasing product development to expand our product families for the POS market and ticket-issuing printers for the gaming market.

     SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $1,208,000, or 24%, to $6,319,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the launch of our new line of printers exclusively for POS distributors and our increased presence at this year's Global Gaming Exposition
(G2E) trade show in Las Vegas, NV, and (3) the recruitment and hiring of a Senior Vice President of Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 12.4% from 8.5%, due primarily to the increases noted above in proportion to lower sales volume in 2005 compared to 2004. We expect selling and marketing expenses to be higher in 2006 compared to 2005, as we incur the full year effect of our 2005 initiatives. These initiatives included the formation of our three strategic sales units, the doubling in size of our overall sales force, the addition of a new Senior Vice President of Marketing, and the establishment of two new service centers in Las Vegas, NV and Wallingford, CT. We believe these investments made in 2005 will allow us to achieve our sales growth strategy for 2006 and beyond.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff; expenses for our corporate headquarters; professional and legal expenses; and telecommunication expenses. General and administrative expenses increased by $331,000, or 6%, due primarily to (1) recruiting and compensation related expenses associated with the re-location of our accounting department from Ithaca, NY to Wallingford, CT, (2) higher legal expenses related to our lawsuit against FutureLogic, Inc., and (3) increased software maintenance, travel, training and temporary help expenses associated with our Oracle software implementation. These increases were partially offset by (1) a decrease related to a one-time listing fee incurred in 2004 resulting from our move back onto the NASDAQ National Market from the NASDAQ SmallCap Market, (2) lower audit and professional expenses related to compliance with the Sarbanes-Oxley Act of 2002 incurred during 2005 (our second year of compliance) compared to 2004 (our initial year of compliance), and (3) expenses incurred in 2004 associated with our proposed acquisition of TPG, Inc. that was terminated and did not recur in 2005. General and administrative expenses increased as a percentage of net sales to 12.4% from 10.0%, due primarily to the increased expenses noted above in proportion to a lower volume of sales in 2005 compared to 2004. We expect general and administrative expenses to increase in 2006 due primarily to annual increases in compensation expenses, as well as depreciation and other expenses related to our implementation of new Oracle software.

     BUSINESS CONSOLIDATION AND RESTRUCTURING. We recorded a reversal of expense of $225,000 related to the Consolidation in 2004. This amount was the result of a revision to our original estimate for non-cancelable lease payments included in the restructuring accrual. As of December 31, 2005, we have provided for the estimated remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008).

     We do not expect to incur any further restructuring expenses related to the Consolidation. See "Consolidation Expenses" in Liquidity and Capital Resources.

     OPERATING INCOME. During 2005, we reported operating income of $224,000, or 0.4% of net sales, compared to $8,451,000, or 14.1% of net sales, in 2004. The significant decrease in our operating income and operating margin was due largely to lower sales and gross margin, and higher operating expenses (primarily selling and marketing expenses and general and administrative expenses).

     INTEREST. We recorded net interest income of $73,000 in 2005 compared to net interest income of $4,000 in 2004, due to our higher average cash balances and slightly higher interest rates throughout 2005 as compared to 2004. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2006. During 2006, we expect to report increasing net interest income as our cash balance increases throughout the year. See "Liquidity and Capital Resources" below for more information.

     OTHER EXPENSE. We recorded other income of $32,000 in 2005 compared to other expense of $18,000 in 2004, due primarily to transaction exchange gains recorded by our UK subsidiary in 2005 due to the weakening of the British pound against the U.S. dollar as compared to transaction exchange losses recorded in 2004 due to the strengthening of the British pound against the U.S. dollar.

     INCOME TAXES. We recorded an income tax benefit of $48,000, at an effective rate of (14.6%) during 2005 compared to an income tax provision of $2,979,000, at an effective rate of 35.3% in 2004. Despite reporting $329,000 of income before taxes in 2005, we recorded a net income tax benefit, resulting largely from the recognition of certain discrete tax benefits and tax credits, as well as the reversal of valuation allowances during the year, combined with an unusually low level of income before taxes. We expect to record income taxes at an effective rate of approximately 36% during 2006.

     NET INCOME. We reported net income in 2005 of $377,000, or $0.04 per diluted share compared to net income of $5,458,000, or $0.51 per diluted share in 2004. Dividends paid in 2004 were approximately $86,000, and there will be no dividends or allocation of earnings to preferred shareholders beyond 2004, as the preferred stock was converted to common stock in April 2004. All share and per share amounts reflect the April 2004 stock split on a retroactive basis. In December 2004, the FASB issued Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires the recognition of compensation expense for share-based compensation (including shares issued under employee stock purchase plans, stock options and restricted stock) over the period in which the share-based compensation vests. Although our Board of Directors accelerated the vesting of all outstanding unvested stock options granted under all our stock plans as of November 2, 2005, we will recognize compensation expense with respect to stock options granted after January 1, 2006 pursuant to FAS 123R.

     (II) YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2004 and 2003 were as follows:

                                                                        Change
                                Year ended          Year ended      -------------
(In thousands)              December 31, 2004   December 31, 2003      $       %
                            -----------------   -----------------   ------   ----
Point of sale and banking    $17,659    29.5%    $14,027    26.9%   $3,632   25.9%
Gaming and lottery            31,937    53.4%     29,274    56.2%    2,663    9.1%
TransAct Services Group       10,251    17.1%      8,797    16.9%    1,454   16.5%
                             _______   _____     _______   _____    ______
                             $59,847   100.0%    $52,098   100.0%   $7,749   14.9%
                             =======   =====     =======   =====    ======
International                $ 6,423    10.7%    $ 4,731     9.1%   $1,692   35.8%
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

     Point of sale and banking: Sales of our POS and banking printers worldwide increased approximately $3,632,000, or 26%, from 2003.

                                                             Change
                     Year ended          Year ended      --------------
(In thousands)   December 31, 2004   December 31, 2003      $       %
                 -----------------   -----------------   ------   -----
Domestic          $15,734    89.1%    $11,889    84.8%   $3,845    32.3%
International       1,925    10.9%      2,138    15.2%     (213)  (10.0%)
                  -------   -----     -------   -----    ------
                  $17,659   100.0%    $14,027   100.0%   $3,632    25.9%
                  =======   =====     =======   =====    ======

     Domestic POS and banking printer sales increased 32% due largely to significantly higher sales of our POSjet(R) and BANKjet(R) lines of inkjet printers, and increasing sales of our iTHERM(TM) 280 thermal printer. Sales of inkjet printers increased by approximately 48% in 2004 compared to 2003, as we shipped our BANKjet(R) line of inkjet printers to two top-tier financial services companies to upgrade bank teller stations. We completed almost all shipments related to the upgrade during 2004.

     International POS and banking printer sales decreased by approximately 10% due primarily to sales of our thermal fiscal printer in Europe in 2003 that did not repeat in 2004. We discontinued our thermal fiscal printer in 2004.

     Gaming and lottery: Sales of our gaming and lottery printers increased by $2,663,000, or 9%, from 2003, primarily due to significantly stronger sales of our slot machine and VLT printers, somewhat offset by lower sales of lottery printers to GTECH.

                                                             Change
                     Year ended          Year ended      --------------
(In thousands)   December 31, 2004   December 31, 2003      $       %
                 -----------------   -----------------   ------   -----
Domestic          $29,692    93.0%    $28,790    98.3%   $  902     3.1%
International       2,245     7.0%        484     1.7%    1,761   363.8%
                  -------   ------    -------   ------   ------
                  $31,937   100.0%    $29,274   100.0%   $2,663     9.1%
                  =======   ======    =======   ======   ======

     Sales of our domestic gaming printers, which include VLT and slot machine printers used in racinos, increased 8% from 2003. This increase resulted primarily from increased installations of our casino printers, as we benefited from the adoption and rollout of slot machines at casinos throughout North America that print receipts instead of issuing coins.

     Lottery printer sales to GTECH, which included impact and thermal on-line lottery printers and impact in-lane lottery printers (primarily found at checkout counters of certain grocery stores), decreased by approximately $630,000, or 7%, in 2004 compared to 2003. The decrease was largely due to shipments of in-lane lottery printers in 2003 that did not recur in 2004. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH's overall business or revenue.

     International gaming and lottery printer sales increased $1,761,000, or 364%, to $2,245,000, from 2003. Such sales represented 7% and 2% of total sales into our gaming and lottery market during 2004 and 2003, respectively. We experienced growth in international gaming revenue in 2004 as markets in Europe and Australia began to adopt and roll out ticket printing in slot machines.

     TransAct Services Group: Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers and shipping and handling charges. Sales from TSG increased by approximately $1,454,000, or 17%.

                                                              Change
                     Year ended          Year ended       -------------
(In thousands)   December 31, 2004    December 31, 2003      $       %
                 -----------------   ------------------   ------   ----
Domestic          $ 7,998    78.0%     $6,688    76.0%    $1,310   19.6%
International       2,253    22.0%      2,109    24.0%       144    6.8%
                  -------   ------     ------   -----     ------
                  $10,251   100.0%     $8,797   100.0%    $1,454   16.5%
                  =======   ======     ======   =====     ======

     Domestic TSG revenue increased by approximately $1,310,000, or 20%, to $7,998,000 largely due to higher spare parts and consumable product (largely inkjet cartridges) sales, as well as higher revenue from maintenance and repair services. Internationally, sales increased by approximately $144,000, or 7%, to $2,253,000 largely due to an increase in services revenue.

     GROSS PROFIT. Gross profit increased by $6,499,000, or 42%, to $22,042,000, and gross margin increased to 36.8% from 29.8% due primarily to a more favorable sales mix of higher margin products and continued reductions in component and sub-component costs in 2004 compared to 2003. Both gross profit and gross margin for 2004 benefited from a substantial increase in the volume of sales (15%) and a more favorable sales mix, including increased sales of higher margin gaming and lottery printers in 2004 compared to 2003. Gross profit in 2003 was impacted by a charge of $740,000, or 1.4% of net sales, related to a royalty payable to Seiko Epson for past usage of certain technology (see "Contingent Liabilities" in Liquidity and Capital Resources).

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased $439,000, or 19%, to $2,715,000, primarily due to
(1) compensation related expenses (approximately $100,000) and (2) expenses incurred in the fourth quarter of 2004 related to the IGT Integration (approximately $350,000). Engineering and product development expenses increased as a percentage of net sales to 4.5% from 4.4%, primarily due to expenses related to the IGT Integration, largely offset by a higher sales volume in 2004 compared to 2003.

     SELLING AND MARKETING. Selling and marketing expenses increased by $143,000, or 3%, to $5,111,000, due primarily to higher recruitment, compensation and travel expenses related to additional sales and marketing staff, including expenses associated with the opening of our new gaming and lottery headquarters and western region service center in Las Vegas, to support our growing gaming printer sales (approximately $700,000). Such increases were largely offset by lower (1) print advertising and other promotional marketing expense (approximately $110,000), (2) sales commissions (approximately $180,000), and (3) expenses at our UK facility (approximately $270,000) due largely to a staff reduction. Selling and marketing expenses decreased as a percentage of net sales to 8.5% from 9.5%, due primarily to higher volume of sales in 2004 compared to 2003.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1,507,000, or 34%, due largely to higher professional expenses, including those related to initial year compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and additional finance staff (and associated recruiting fees) related to Sarbanes Oxley. We incurred approximately $650,000 of external expenses directly related to compliance with Sarbanes-Oxley during 2004. In addition, during 2004 we expensed approximately $110,000 of costs we incurred in conducting due diligence related to a potential acquisition of TPG, Inc., as the proposed acquisition was terminated. We also incurred approximately $95,000 of one-time listing fees related to our move back onto the NASDAQ National Market from the NASDAQ SmallCap Market. General and administrative expenses increased as a percentage of net sales to 10.0% from 8.6%, due primarily to the factors listed above, partially offset by a higher volume of sales in 2004 compared to 2003.

     BUSINESS CONSOLIDATION AND RESTRUCTURING. We recorded a reversal of expense of $225,000, and a charge of $1,128,000 related to the Consolidation in 2004 and 2003, respectively. These amounts were substantially the result of revisions to our original estimate for non-cancelable lease payments included in the restructuring accrual. As of December 31, 2004, we provided for the estimated remaining non-cancelable lease payments and other related costs for this facility through the expiration of the lease (March 31, 2008).

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

     INTEREST. We recorded net interest income of $4,000 in 2004 compared to net interest expense of $210,000 in 2003, as we repaid all outstanding revolving borrowings at December 31, 2003, and the remaining outstanding balance on our term loan in January 2004.

     WRITE-OFF OF DEFERRED FINANCING COSTS. In August 2003, we entered into a new credit facility with TD Banknorth, N.A., which replaced an existing facility with LaSalle Business Credit, Inc. ("LaSalle"). We recorded a charge of approximately $103,000 in 2003 related to the write-off of unamortized deferred financing costs from our prior credit facility with LaSalle. Our new credit facility with TD Banknorth, N.A. contains more favorable terms than those contained in our prior facility with LaSalle.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     Overview: During 2005, our cash flow was impacted by lower sales volume and net income, the repurchase of outstanding common stock (approximately $3.9 million), the purchase of certain intangible assets from Bally Gaming, Inc. ("Bally") (approximately $0.5 million) and increased investment in new systems, product tooling and our new service center in Las Vegas, NV (approximately $2.7 million). However, we finished the year with no outstanding bank debt and $4.6 million of cash and cash equivalents. Looking forward, we expect to generate approximately $7 to $8 million in cash from operations during 2006. We also expect to earn increasing interest income on our available cash balance throughout 2006.

     Operating activities: The following significant factors primarily affected our cash provided by operations of $2,874,000 in 2005:

          -    We reported net income of $377,000.

          - We recorded depreciation, amortization and non-cash compensation expense of $1,977,000.

          - Accounts receivable decreased by $551,000 due primarily to a lower volume of sales in the fourth quarter of 2005 compared to the fourth quarter of 2004.

          - Inventories decreased by $2,038,000 due to lower inventory purchases related to lower sales volume and continued improved inventory management.

          - Accounts payable decreased by $945,000 due to lower inventory purchases related to lower sales volume and the timing of payments.

          - Accrued liabilities and other liabilities decreased by $580,000 due to the following: (1) lower compensation related accruals,
               (2) lower deferred revenue balances based on the completion of a significant prepaid service contract in 2005, (3) lower royalty accruals associated with the purchase of intangible assets from Bally and a final royalty payment for past usage made to Seiko-Epson in 2005.

          - Accrued restructuring decreased by $447,000 due to continued lease payments on our Wallingford, CT facility.

     Investing activities: Our capital expenditures were approximately $2,756,000 and $1,178,000 in 2005 and 2004, respectively. During 2005, we invested in two significant projects: (1) the purchase and implementation of a new Oracle ERP system (including software, hardware and outside consulting fees) the implementation of which we expect to complete in 2006 (approximately $900,000) and (2) office renovations to our new gaming and lottery headquarters and western region service center in Las Vegas, NV (approximately $700,000). We believe these projects will provide us with improved efficiency and will enable us to streamline and more cost effectively manage our business as it grows in size, number of locations and overall complexity. In addition to these projects, the remaining amount of capital expenditures for 2005 was primarily for the purchase of new product tooling.

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

     We expect our capital expenditures in 2006 to be approximately $2.6 million, largely for the completion of our Oracle system implementation, as well as component cost reduction initiatives and our continued focus on product development and the purchase of tooling for new products and enhanced versions of our existing products.

     Financing activities: We used approximately $3,524,000 from financing activities during 2005, largely due to repurchases of Company stock (approximately $3,867,000), although partly offset by proceeds from stock option exercises and employee stock purchase plan transactions (approximately $346,000).

WORKING CAPITAL

     Our working capital decreased to $15,375,000 at December 31, 2005 from $20,511,000 at December 31, 2004. The current ratio also decreased to 3.2 to 1 at December 31, 2005 compared to 3.4 to 1 at December 31, 2004. The decrease in working capital was largely due to the lower cash balance, resulting largely from our stock repurchases, and lower inventory levels at December 31, 2005 as compared to December 31, 2004.

DEFERRED TAXES

     As of December 31, 2005, we had a net deferred tax asset of approximately $3,292,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.9 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

     On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth, N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility, which expired in July 2005. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate and are secured by a lien on all the assets of the company. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We expect to renew the TD Banknorth Credit Facility during 2006.

     On March 28, 2005, we received a consent from TD Banknorth, N.A. to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program as explained below.

     On February 24, 2006, we amended the TD Banknorth Credit Facility to revise a financial covenant effective December 31, 2005, which resulted in covenant compliance.

     The borrowing base of the revolving credit line under the TD Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

     As of December 31, 2005, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were approximately $11,500,000 at December 31, 2005. However, our maximum additional available borrowings under the facility were limited to approximately $6,500,000 at December 31, 2005 based on the borrowing base of our collateral.

STOCK REPURCHASE PROGRAM

     On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. As of December 31, 2005, we repurchased a total of 505,000 shares of common stock for approximately $3,867,000, at an average price of $7.66 per share.

PREFERRED STOCK

     In connection with our 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock"), we paid $70,000 of cash dividends per quarter. In April 2004, all holders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total 666,665 new shares of common stock were issued. No dividend payments were required beyond the second quarter of 2004.

SHAREHOLDERS' EQUITY

     Shareholders' equity decreased by $2,458,000 to $21,257,000 at December 31, 2005 from $23,715,000 at December 31, 2004. The decrease was primarily due to treasury stock purchases of 505,000 shares of common stock for approximately $3,867,000 and non-cash compensation expense of $484,000 related to restricted stock grants and the acceleration of vesting of all outstanding unvested options granted under all our stock incentive plans, offset by: (1) net income of $377,000, (2) proceeds of approximately $346,000 from the issuance of approximately 74,000 shares of common stock from stock option exercises and purchases from our employee stock purchase plan, and (3) an increase in additional paid-in capital of approximately $337,000 resulting from tax benefits from tax deductions arising from the sale of employee stock from stock option exercises and vesting of restricted stock.

CONSOLIDATION EXPENSES

     During 2001 through 2005, we recognized approximately $6.0 million of business consolidation, restructuring and related expenses as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets.

     After expanded efforts to sub-lease our facility in 2003, we determined that, because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility through the lease expiration date. In 2004, we revised our estimate of the amount of remaining non-cancelable lease payments and related costs associated with the manufacturing facility, which resulted in the reversal of approximately $225,000 of accrued restructuring expenses. No additional restructuring expense was recognized in 2005.

     As of December 31, 2005 and 2004, our restructuring accrual amounted to $1,007,000 and $1,454,000, respectively. The decrease of $447,000 is related solely to payments made on our Wallingford, CT facility lease obligation. We paid approximately $447,000, $446,000 and $721,000 of expenses related to the Consolidation in 2005, 2004 and 2003, respectively. We continue actively to seek to sublease this facility, and to consider opportunities to modify or exit our existing lease. However, there can be no assurance that we will be successful in these endeavors. Absent our ability to sublease or modify our existing Wallingford facility lease, we expect to pay approximately $420,000 of these expenses per year in 2006 and 2007, and the remaining $167,000 in 2008. These payments from 2006 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility, which terminates March 31, 2008.

CONTRACTUAL OBLIGATIONS

     TransAct's contractual obligations as of December 31, 2005 were as follows:

(In thousands)                 Total    < 1 year   1-3 years   3-5 years   > 5 years
                              -------   --------   ---------   ---------   ---------
Operating lease obligations   $ 5,407    $ 1,206     $2,074      $1,288       $839
Purchase obligations           19,750     16,450      3,300           -          -
                              -------    -------     ------      ------       ----
Total                         $25,157    $17,656     $5,374      $1,288       $839
                              =======    =======     ======      ======       ====

     Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of raw material and component part inventory.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows for implementation using a modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to adopt FAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. In April 2005, the FASB changed the implementation date for FAS 123R and the provisions of this statement will now be effective for the Company during the first quarter of 2006.

     We are currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of awards. Currently, we anticipate utilizing the modified prospective application ("MPA") as our transition method. A company that chooses to utilize the MPA will not restate its prior financial statements. Because the vesting of all existing stock option awards was accelerated on November 2, 2005, we will recognize compensation expense solely for new awards granted after January 1, 2006. The Company anticipates allocating expense on a straight-line basis over the requisite service period and using the "short-cut method" for calculating the pool of windfall tax benefits. In addition, with regard to valuation methods, the Company also anticipates relying exclusively on historical volatility.

     ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of Accounting Principles Board Opinion No. 20 "Accounting Changes" and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." FAS 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. FAS 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

RESOURCE SUFFICIENCY

     We believe that cash on-hand and cash flows generated from operations will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

(C)  IMPACT OF INFLATION

     TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected by inflation during 2006.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Page
                                                                          Number
                                                                         -------
Report of Independent Registered Public Accounting Firm                     30
TransAct Technologies Incorporated consolidated financial statements:
   Consolidated balance sheets as of December 31, 2005 and 2004             31
   Consolidated statements of income for the years ended
   December 31, 2005, 2004 and 2003                                         32
   Consolidated statements of changes in shareholders' equity and
   comprehensive income for                                                 33
   the years ended December 31, 2005, 2004 and 2003
   Consolidated statements of cash flows for the years ended
   December 31, 2005, 2004 and 2003                                         34
   Notes to consolidated financial statements                            35 - 51
Financial Statement Schedule
   The following financial statement schedule is included herein:
   Schedule II - Valuation and Qualifying Accounts                          52

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TransAct Technologies
Incorporated:

We have completed integrated audits of TransAct Technologies Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, CT
March 15, 2006

                       TRANSACT TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  December 31,   December 31,
                                                                      2005           2004
                                                                  ------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                        $ 4,579        $ 8,628
   Receivables, net                                                   8,359          8,910
   Inventories                                                        6,036          8,074
   Refundable income taxes                                              295            510
   Deferred tax assets                                                2,735          2,370
   Other current assets                                                 258            586
                                                                    -------        -------
      Total current assets                                           22,262         29,078
                                                                    -------        -------
Fixed assets, net                                                     4,510          3,177
Goodwill                                                              1,469          1,469
Deferred tax assets                                                     557            274
Intangible and other assets, net of accumulated amortization of
   $41 and $0, respectively                                             534            101
                                                                    -------        -------
                                                                      7,070          5,021
                                                                    -------        -------
Total assets                                                        $29,332        $34,099
                                                                    =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                 $ 2,859        $ 3,804
   Accrued liabilities                                                3,162          3,209
   Accrued restructuring expenses                                       420            420
   Accrued patent license fees                                           36            417
   Deferred revenue                                                     410            717
                                                                    -------        -------
      Total current liabilities                                       6,887          8,567
                                                                    -------        -------
Accrued restructuring expenses, net of current portion                  587          1,034
Deferred revenue, net of current portion                                270            444
Other liabilities                                                       331            339
                                                                    -------        -------
                                                                      1,188          1,817
                                                                    -------        -------
   Total liabilities                                                  8,075         10,384
                                                                    -------        -------
Commitments and contingencies (Note 11)

Shareholders' equity:
   Preferred stock, $0.01 par value, 4,800,000
      authorized, none issued and outstanding                            --             --
   Preferred stock, Series A, $0.01 par value, 200,000
      authorized, none issued and outstanding                            --             --
   Common stock, $0.01 par value, 20,000,000 authorized,
      9,731,670 and 10,037,766 shares issued and outstanding            102            100
   Additional paid-in capital                                        19,334         17,401
   Retained earnings                                                  7,489          7,112
   Unamortized restricted stock compensation                         (1,837)        (1,067)
   Accumulated other comprehensive income, net of tax                    36            169
   Treasury stock, 505,000 and 0 shares at cost                      (3,867)            --
                                                                    -------        -------
      Total shareholders' equity                                     21,257         23,715
                                                                    -------        -------
Total liabilities and shareholders' equity                          $29,332        $34,099
                                                                    =======        =======

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2005      2004      2003
                                                  -------   -------   -------
Net sales                                         $51,091   $59,847   $52,098
Cost of sales                                      35,501    37,805    36,555
                                                  -------   -------   -------
Gross profit                                       15,590    22,042    15,543
                                                  -------   -------   -------
Operating expenses:
   Engineering, design and product development      2,726     2,715     2,276
   Selling and marketing                            6,319     5,111     4,968
   General and administrative                       6,321     5,990     4,483
   Business consolidation and restructuring            --      (225)    1,128
                                                  -------   -------   -------
                                                   15,366    13,591    12,855
                                                  -------   -------   -------
Operating income                                      224     8,451     2,688
                                                  -------   -------   -------
Other income (expense):
   Interest expense                                   (41)      (44)     (219)
   Interest income                                    114        48         9
   Write-off of deferred financing costs               --        --      (103)
   Other, net                                          32       (18)     (122)
                                                  -------   -------   -------
                                                      105       (14)     (435)
                                                  -------   -------   -------
Income before income taxes                            329     8,437     2,253
Income tax provision (benefit)                        (48)    2,979       725
                                                  -------   -------   -------
Net income                                            377     5,458     1,528
   Dividends and accretion charges on preferred
      stock                                            --      (111)     (358)
   Earnings allocated to preferred shareholders        --      (111)      (83)
                                                  -------   -------   -------
Net income available to common shareholders
                                                  $   377   $ 5,236   $ 1,087
                                                  =======   =======   =======
Net income per common share:
   Basic                                          $  0.04   $  0.55   $  0.13
   Diluted                                        $  0.04   $  0.51   $  0.12
Shares used in per-share calculation:
   Basic                                            9,849     9,593     8,689
   Diluted                                         10,163    10,231     9,335

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        (In thousands, except share data)

                                                               Unamortized             Loan     Accumulated
                          Common Stock    Additional           Restricted           Receivable     Other                 Total
                       -----------------   Paid-in   Retained     Stock    Treasury    from    Comprehensive         Comprehensive
                         Shares   Amount   Capital   Earnings Compensation   Stock    Officer   Income(Loss)  Total     Income
                       ---------- ------ ----------- -------- ------------ -------- ---------- ------------- ------- -------------
Balance, December 31,
   2002                 8,572,679  $ 57   $  6,308    $  599    $   (97)   $    --    $(330)       $   8     $ 6,545
   Issuance of shares
      from exercise of
      stock options       357,906     3      1,355        --         --         --       --           --       1,358
   Issuance of shares
      from employee
      stock purchase
      plan                  3,130    --          9        --         --         --       --           --           9
   Issuance of shares
      from exercise of
      common stock
      warrants             18,935    --         --        --         --         --       --           --          --
   Amortization of
      restricted stock
      compensation             --    --         --        --         67         --       --           --          67
   Tax benefit related
      to employee
      stock sales              --    --        769        --         --         --       --           --         769
   Dividends paid on
      preferred stock          --    --         --      (280)        --         --       --           --        (280)
   Accretion of
      preferred stock
      discount and
      issuance costs           --    --         --       (78)        --         --       --           --         (78)
   Repayment of loan
      from officer             --    --         --        --         --         --      330           --         330
   Comprehensive
      income:
      Foreign currency
         translation
         adj                   --    --         --        --         --         --       --           99          99        99
      Net income               --    --         --     1,528         --         --       --           --       1,528     1,528
                       ----------  ----   --------    ------    -------    -------    -----        -----     -------    ------
Balance, December 31,
   2003                 8,952,650    60      8,441     1,769        (30)        --       --          107      10,347     1,627
   Cancellation of                                                                                                      ======
      restricted stock     (3,000)   --        (72)       --         72         --       --           --          --
   Issuance of shares
      from exercise of
      stock options       321,947     3      1,376        --         --         --       --           --       1,379
   Issuance of shares
      from employee
      stock purchase
      plan                  3,706    --         47        --         --         --       --           --          47
   Issuance of shares
      from exercise of
      common stock
      warrants             15,000    --         90        --         --         --       --           --          90
   Issuance of shares
      from conversion
      of preferred
      stock, net of
      issuance and
      registration
      costs               666,665     6      3,818        --         --         --       --           --       3,824
   Issuance of
      restricted stock     81,000     1      1,399        --     (1,400)        --       --           --          --
   Amortization of
      restricted stock
      compensation             --    --         --        --        291         --       --           --         291
   Tax benefit related
      to employee
      stock sales              --    --      2,332        --         --         --       --           --       2,332
   Redemption of
      partial shares
      of common stock
      in connection
      with the 3:2
      stock split            (202)   30        (30)       --         --         --       --           --          --
   Dividends paid on
      preferred stock          --    --         --       (91)        --         --       --           --         (91)
   Accretion of
      preferred stock
      discount and
      issuance costs           --    --         --       (24)        --         --       --           --         (24)
   Comprehensive
      income:
      Foreign currency
         translation
         adj                   --    --         --        --         --         --       --           62          62        62
      Net income               --    --         --     5,458         --         --       --           --       5,458     5,458
                       ----------  ----   --------    ------    -------    -------    -----        -----     -------    ------
Balance, December 31,
   2004                10,037,766   100     17,401     7,112     (1,067)        --       --          169      23,715     5,520
                                                                                                                        ======
   Cancellation of
      restricted stock       (250)   --         (3)       --          3         --       --           --          --
   Issuance of shares
      from exercise of
      stock options        71,064     1        323        --         --         --       --           --         324
   Issuance of shares
      from employee
      stock purchase
      plan                  2,690    --         23        --         --         --       --           --          23
   Acceleration of
      outstanding
      stock options            --    --         26        --         --         --       --           --          26
   Issuance of
      restricted stock    125,400     1      1,230        --     (1,231)        --       --           --          --
   Amortization of
      restricted stock
      compensation             --    --         --        --        458         --       --           --         458
   Tax benefit related
      to employee
      stock sales and
      vesting of
      restricted stock         --    --        337        --         --         --       --           --         337
   Purchase of
      treasury stock     (505,000)   --         --        --         --     (3,867)      --           --      (3,867)
   Expenses related to
      preferred stock
         conversion            --    --         (3)       --         --         --       --           --          (3)
   Comprehensive
      income:
      Foreign currency
         translation
         adj., net of
         tax                   --    --         --        --         --         --       --         (133)       (133)     (133)
      Net income               --    --         --       377         --         --       --           --         377       377
                       ----------  ----   --------    ------    -------    -------    -----        -----     -------    ------
Balance, December 31,
   2005                 9,731,670  $102   $ 19,334    $7,489    $(1,837)   $(3,867)   $  --        $  36     $21,257    $  244
                       ==========  ====   ========    ======    =======    =======    =====        =====     =======    ======

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                   2005      2004      2003
                                                                 -------   -------   -------
Cash flows from operating activities:
   Net income                                                    $   377   $ 5,458   $ 1,528
   Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash compensation expense                                  484       291        67
      Write-off of deferred bank financing costs                      --        --       103
      Depreciation and amortization                                1,493     1,634     1,656
      Deferred income taxes                                         (648)      380       162
      Loss (gain) on sale of fixed assets                              4        --        (1)
      Changes in operating assets and liabilities:
         Receivables                                                 551       164    (5,035)
         Inventories                                               2,038       (13)      374
         Refundable income taxes                                     215      (380)       98
         Other current assets                                        328      (207)      (52)
         Other assets                                                  3        (8)       (8)
         Accounts payable                                           (945)      516       305
         Accrued liabilities and deferred revenue                   (199)    1,920     1,212
         Accrued patent license fees                                (381)     (741)      998
         Accrued restructuring expenses                             (447)     (671)      407
                                                                 -------   -------   -------
      Net cash provided by operating activities                    2,873     8,343     1,814
                                                                 -------   -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                      (2,756)   (1,178)   (1,261)
   Proceeds from sale of fixed assets                                 --        --         1
   Purchase of intangible assets                                    (510)       --        --
   Repayment of loan receivable from officer                          --        --       330
                                                                 -------   -------   -------
      Net cash used in investing activities                       (3,266)   (1,178)     (930)
                                                                 -------   -------   -------
Cash flows from financing activities:
   Revolving bank loan repayments, net                                --        --    (2,541)
   Term loan borrowings                                               --        --       450
   Term loan repayments                                               --      (420)     (380)
   Proceeds from option exercises, employee
      stock purchase plan,                                           347     1,516     1,364
      and common stock warrants
   Purchases of common stock for treasury                         (3,867)       --        --
   Payment of cash dividends                                          --       (91)     (280)
   Payment of preferred stock conversion and
      registration expense                                            (3)     (102)       --
                                                                 -------   -------   -------
      Net cash provided by (used in) financing activities         (3,523)      903    (1,387)
                                                                 -------   -------   -------
Effect of exchange rate changes                                     (133)       62        99
                                                                 -------   -------   -------
Increase (decrease) in cash and cash equivalents                  (4,049)    8,130      (404)
Cash and cash equivalents, beginning of period                     8,628       498       902
                                                                 -------   -------   -------
Cash and cash equivalents, end of period                         $ 4,579   $ 8,628   $   498
                                                                 =======   =======   =======
Supplemental cash flow information:
   Interest paid                                                 $    41   $    44   $   226
   Income taxes paid, net                                            117       379       229
Non-cash financing activities:
   Conversion of preferred stock to common stock                 $    --   $ 3,926   $    --
   Tax benefit related to employee stock
      sales and restricted stock                                     337     2,332       769
   Accretion of preferred stock discount and issuance costs           --        24        78
   Issuance of restricted stock                                    1,231     1,400        --

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

          TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, transaction-based printers and related products. TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca(R) brand names. Known and respected worldwide for innovative designs and real-world service reliability, our impact, thermal and inkjet printers generate top-quality receipts, tickets, coupons, register journals and other documents. We focus on two core markets: point-of-sale (POS) and banking, and gaming and lottery. We sell our products to original equipment manufacturers, value-added resellers and selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts.

          We design, develop, manufacture and market a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns in each of our vertical markets. Our printers are configurable, which offer customers the ability to choose from a variety of features and functions. Options typically include printed circuit board configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we manufacture custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          STOCK SPLIT: On March 17, 2004, we effected a three-for-two split of our common stock in the form of a 50 percent stock dividend. All share and per-share amounts within the accompanying financial statements and footnotes reflect the stock split.

          PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements were prepared on a consolidated basis to include the accounts of TransAct and its wholly-owned subsidiaries. All intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

          RECLASSIFICATIONS: Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SEGMENT REPORTING: We apply the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). We view our operations and manage our business as one segment, the design, development, manufacture and sale of transaction-based printers. Factors used to identify TransAct's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. We operate predominantly in one geographical area, the United States of America. See Note 20 for information regarding our international operations. We provide the following disclosures of revenues from products and services:

                                  Year ended         Year ended           Year ended
(In thousands)                December 31, 2005   December 31, 2004   December 31, 2003
                              -----------------   -----------------   -----------------
POS and banking printers       $16,410    32.1%    $17,659    29.5%    $14,027    26.9%
Gaming and lottery printers     23,634    46.3%     31,937    53.4%     29,274    56.2%
Services, spare parts and
   consumables                  11,047    21.6%     10,251    17.1%      8,797    16.9%
                               -------   -----     -------   -----     -------   -----
Total net sales                $51,091   100.0%    $59,847   100.0%    $52,098   100.0%
                               =======   =====     =======   =====     =======   =====

          CASH AND CASH EQUIVALENTS: We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

          ACCOUNTS RECEIVABLE: We have standardized credit granting and review policies and procedures for all customer accounts, including:

          -    Credit reviews of all new customer accounts,

          -    Ongoing credit evaluations of current customers,

          - Credit limits and payment terms based on available credit information,

          - Adjustments to credit limits based upon payment history and the customer's current creditworthiness.

          PROVISIONS FOR LOSSES ON UNCOLLECTIBLE RECEIVABLES: We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. We record a specific allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables. Allowances for doubtful accounts on accounts receivable balances were $240,000 and $175,000, as of December 31, 2005 and 2004, respectively.

          INVENTORIES: Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. We assess market value based on historical usage and estimates of future demand in the market.

          FIXED ASSETS: Fixed assets are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to five years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Costs related to repairs and maintenance are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized. Depreciation expense was $1,419,000, $1,608,000 and $1,579,000 in 2005, 2004 and 2003, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LEASES: Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of control of physical use of the asset or of initial possession, which is generally when we enter the space and begin construction build-out. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the occupancy date.

          GOODWILL: We adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill is no longer amortized and is tested for impairment at least annually at the reporting unit level.

          We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have performed an impairment test as of December 31, 2005 and determined that no impairment has occurred.

          REVENUE RECOGNITION: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts) which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, "Revenue Recognition." Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns based on historical experience at the time of revenue recognition.

          Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 ("FTB 90-1"), "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." Pursuant to FTB 90-1, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period. We record deferred revenue for amounts received from customers for maintenance contracts prior to the maintenance period.

          CONCENTRATION OF CREDIT RISK: Financial instruments that potentially expose TransAct to concentrations of credit risk are limited to accounts receivable.

     Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

             December 31,
             ------------
              2005   2004
              ----   ----
Customer A     19%    10%
Customer B       *    18%
Customer C       *    14%

*    - customer balances were less than 10% of total accounts receivable

     Sales to customers representing 10% or more of total net sales were as follows:

             Year ended December 31,
             -----------------------
                2005   2004   2003
                ----   ----   ----
Customer A       17%    16%    19%
Customer B       14%      *      *
Customer C         *    14%      *
Customer D         *    --     12%

*    - customer balances were less than 10% of total net sales

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          WARRANTY: We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

          The following table summarizes the activity recorded in the accrued product warranty liability during 2005, 2004 and 2003:

                                         Year ended December 31,
                                         -----------------------
(In thousands)                             2005    2004    2003
                                          -----   -----   -----
Balance, beginning of year                $ 597   $ 495   $ 644
Additions related to warranties issued      613     610     409
Warranty costs incurred                    (566)   (508)   (558)
                                          -----   -----   -----
Balance, end of year                      $ 644   $ 597   $ 495
                                          =====   =====   =====

          Approximately $145,000 and $153,000 of the accrued product warranty liability were classified as long-term at December 31, 2005 and 2004, respectively.

          RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. We spent approximately $2,726,000, $2,715,000 and $2,276,000 on research and development expenses in 2005, 2004 and 2003, respectively.

          ADVERTISING: Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 totaled $371,000, $343,000 and $417,000, respectively.

          RESTRUCTURING: In 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing restructuring expenses. See Note 8 for additional disclosures related to our restructuring plan.

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

          FOREIGN CURRENCY TRANSLATION: The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses have been translated at the weighted average exchange rate for the year, and shareholders' equity has been translated at historical exchange rates. The resulting translation gains or losses, net of tax, are recorded in stockholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in other income (expense) and have not been significant for all periods presented.

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short-term nature of the transactions.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          COMPREHENSIVE INCOME: Statement of Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130"), requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet. We include the foreign currency translation adjustment, net of tax, related to our subsidiary in the United Kingdom within our calculation of comprehensive income.

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

          The following table illustrates the effect on net income (loss), compensation expense and net income (loss) per share as if the Black-Scholes fair value method described in FAS 123 had been applied to our stock plans.

                                                                   Year Ended December 31,
                                                                  -------------------------
(In thousands, except per share data)                               2005     2004     2003
                                                                  -------   ------   ------
Net income (loss) available to common shareholders:
   Net income available to common shareholders,
      as reported                                                 $   377   $5,236   $1,087
   Add: Stock-based compensation expense included in
      reported net income, net of tax                                 315      205       43
   Deduct:  Stock-based compensation expense determined
      under fair value based method for all awards, net of tax     (1,294)    (390)    (229)
                                                                  -------   ------   ------
   Pro forma net income (loss) available to common shareholders   $  (602)  $5,051   $  901
                                                                  =======   ======   ======
Net income (loss) per share:
   Basic:
      As reported                                                 $  0.04   $ 0.55   $ 0.13
      Pro forma                                                     (0.06)    0.53     0.10
   Diluted:
      As reported                                                 $  0.04   $ 0.51   $ 0.12
      Pro forma                                                     (0.06)    0.49     0.10

          Pro forma stock based compensation expense for the year ended December 31, 2005 includes pro forma compensation expense of approximately $564,000 related to the acceleration of stock option vesting.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Beginning in the second quarter of 2004, the Company applied the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. This guidance impacted the calculation of earnings per share for the year ended December 31, 2004 and also required retroactive restatement of earnings per share presented for the year ended December 31, 2003.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). FAS 123R replaced Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. FAS 123R will require compensation cost related to share-based payment transactions to be recognized in the financial statements. FAS 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. FAS 123R allows for implementation using a modified prospective method, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. FAS 123R also allows companies to adopt FAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under FAS 123. In April 2005, the FASB changed the implementation date for FAS 123R and the provisions of this statement will now be effective for the Company during the first quarter of 2006.

          We are currently reviewing the method of adoption, including the transition method, method of attribution for compensation cost, valuation methods and support for the assumptions that underlie the valuation of awards. Currently, we anticipate utilizing the modified prospective application ("MPA") as our transition method. A company that chooses to utilize the MPA will not restate its prior financial statements. Because the vesting of all existing stock option awards was accelerated on November 2, 2005, we will recognize compensation expense solely for new awards granted after January 1, 2006. The Company anticipates allocating expense on a straight-line basis over the requisite service period and using the "short-cut method" for calculating the pool of windfall tax benefits. In addition, with regard to valuation methods, the Company also anticipates relying exclusively on historical volatility.

          ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), a replacement of Accounting Principles Board Opinion No. 20 "Accounting Changes" and Statement of Financial Accounting Standards No. 3 "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." FAS 154 applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. FAS 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

4.   INVENTORIES

          The components of inventories are:

                                                December 31,
                                              ---------------
(In thousands)                                 2005     2004
                                              ------   ------
Raw materials and purchased component parts   $5,788   $7,869
Finished goods                                   248      205
                                              ------   ------
                                              $6,036   $8,074
                                              ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   FIXED ASSETS

          The components of fixed assets are:

                                                      December 31,
                                                  -------------------
(In thousands)                                      2005       2004
                                                  --------   --------
Tooling, machinery and equipment                  $ 13,748   $ 12,627
Furniture, office equipment, computer software
   and equipment                                     5,068      3,864
Leasehold improvements                                 949        522
                                                  --------   --------
                                                    19,765     17,013
Less: accumulated depreciation and amortization    (15,255)   (13,836)
                                                  --------   --------
                                                  $  4,510   $  3,177
                                                  ========   ========

6.   INTANGIBLE ASSETS

          On June 30, 2005, we acquired certain intangible assets related to casino ticket printer designs and technology from Bally Gaming, Inc. ("Bally") for $475,000, plus the costs of effecting the acquisition (approximately $35,000). Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we were no longer required to pay any future royalties to Bally.

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

          The following summarizes the allocation of the purchase price for the acquisition of certain intangible assets from Bally (in thousands):

Purchased technology      $364
Covenant not to compete    146
                          ----
Consideration paid        $510
                          ====

          Amortization expense associated with the technology purchased from Bally was $41,000 for the year ended December 31, 2005. Amortization expense for each of the next five years ending December 31 is expected to be approximately $82,000 per year.

7.   ACCRUED LIABILITIES

          The components of accrued liabilities are:

                                December 31,
                              ---------------
(In thousands)                 2005     2004
                              ------   ------
Payroll and fringe benefits   $1,208   $1,334
Income taxes                     679      735
Warranty - current portion       499      444
Rent and occupancy               200      150
Other                            576      546
                              ------   ------
                              $3,162   $3,209
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

          During 2002, we incurred an additional $958,000 of Consolidation expenses, primarily due to a revision to our estimate for non-cancelable lease payments included in the restructuring accrual.

          After expanded efforts in 2003, we determined that because of the continuing regional decline in the commercial real estate market during 2003, it was unlikely that we would be able to sublease our Wallingford, CT manufacturing facility, which has a lease term that expires in March 2008. As a result, during 2003, we increased our restructuring accrual by $1,270,000 to provide for the remaining non-cancelable lease payments and related costs associated with the manufacturing facility. This increase represented the reversal of estimated sublease income for the remainder of the lease term. In addition, we did not terminate certain employees originally included in the Consolidation. As a result, we reversed the remaining $142,000 of accrued restructuring expenses in 2003 related to employee severance and termination expenses, as we completed all required payments for such expenses by December 31, 2003.

          In December 2004, we determined that certain functions would be relocated and/or expanded in our Wallingford, CT corporate offices. In order to achieve the benefit of these changes, we expanded our use of space in our current facility. Because of this increase in useful space in the Wallingford facility, and because we had experienced lower than expected operating and maintenance costs than previously estimated, we reversed $225,000 of previously accrued amounts provided for the remaining non-cancelable lease payments and related costs.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES (CONTINUED)

          The following table summarizes the activity recorded in the restructuring accrual during 2005, 2004 and 2003.

                                                  Year ended December 31,
                                                 ------------------------
(In thousands)                                    2005     2004     2003
                                                 ------   ------   ------
Accrual balance, beginning of year               $1,454   $2,125   $1,718
                                                 ------   ------   ------
Business consolidation and
   restructuring expenses:
   Employee severance and
      termination expenses                 (1)       --       --     (142)
   Facility closure and consolidation
      expenses                             (2)       --     (225)   1,270
                                                 ------   ------   ------
                                                     --     (225)   1,128
                                                 ------   ------   ------
Cash payments                                      (447)    (446)    (721)
                                                 ------   ------   ------
Accrual balance, end of year                     $1,007   $1,454   $2,125
                                                 ======   ======   ======

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

          At December 31, 2005 and 2004, $587,000 and $1,034,000, respectively, of the restructuring accrual was classified as part of long-term liabilities. The long-term portion represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

9. RETIREMENT SAVINGS PLAN

          On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. Our matching contributions were $225,000, $201,000 and $174,000 in 2005, 2004 and 2003, respectively.

10. BORROWINGS

          On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth, N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility which, as amended, was available through July 2005. The equipment loan facility expired in July 2005. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate and are collateralized by a lien on all the assets of the company. Under certain circumstances, we may select a fixed interest rate for a specified period of time of up to 180 days on borrowings based on the current LIBOR rate plus 2.75% under the revolving credit facility. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. In 2003, we recorded interest expense of approximately $103,000 related to the write-off of unamortized deferred financing costs from the prior credit facility.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BORROWINGS (CONTINUED)

          Concurrent with the signing of the TD Banknorth Credit Facility, we borrowed $450,000 under the equipment loan facility, which was paid in full in 2004.

          On March 28, 2005, we received a consent from TD Banknorth, N.A. to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program as explained in Note 19.

          On February 24, 2006, we amended the TD Banknorth Credit Facility to revise a financial covenant effective December 31, 2005, which resulted in debt covenant compliance.

          The borrowing base of the revolving credit line under the TD Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) $40,000 credit reserve.

          As of December 31, 2005, we had no outstanding borrowings on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were approximately $11,500,000 at December 31, 2005. However, our maximum additional available borrowings under the facility were limited to approximately $6,500,000 at December 31, 2005 based on the borrowing base of our collateral.

11. COMMITMENTS AND CONTINGENCIES

          In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic"), which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us, asserting false advertising, defamation, trade libel and certain other charges. The action is currently in the pre-trial motion stage, and, as of December 31, 2005, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

          During the fourth quarter of 2005, we recorded an expense to cost of goods sold of approximately $135,000 related to estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related primarily to our Model 850 casino ticket printer.

          At December 31, 2005, we were lessee on operating leases for equipment and real property. The terms of certain leases provide for escalating rent payments in later years of the lease as well as payment of minimum rent and real estate taxes. The Company records rent expense related to leases with escalating rent payments or periods of free rent on a straight-line basis over the term of the lease. Rent expense was approximately $1,294,000, $1,098,000 and $1,096,000 in 2005, 2004 and 2003, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows: $1,206,000 in 2006; 1,222,000 in 2007;
     $853,000 in 2008; $717,000 in 2009; $571,000 in 2010; and $839,000
     thereafter. Such payments include those related to the lease of our Wallingford, CT manufacturing facility, a portion of which has been recognized within the restructuring accrual described in Note 8.

12. PATENT LICENSE FEES

          During 2004, we signed a cross licensing agreement with Seiko Epson. Under the agreement, Seiko Epson received a license to three of our patents, and we received a license to eighteen of Seiko Epson's patents relating to printing applications for the point of sale and banking markets. In addition, we agreed to pay $900,000 as a royalty for the usage of certain Seiko Epson technology prior to January 1, 2003, which we paid in full by January 2005. Under the agreement, we continue to pay royalties on a quarterly basis related to the sales of licensed printers, which is reflected in cost of sales.

13. STOCK INCENTIVE PLANS AND WARRANTS

          STOCK INCENTIVE PLANS. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors' Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. Effective upon the approval of the 2005 Equity Incentive Plan on May 25, 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors' Stock Plan or the 2001 Employee Stock Plan. At December 31, 2005, approximately 582,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

          EMPLOYEE STOCK PURCHASE PLAN: In May 2000, our shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 75,000 shares of our common stock were available for issuance to employees beginning June 1, 2000. All full-time employees were eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which began on June 1 and December 1. Eligible employees could elect to withhold up to 5% of their salary to purchase shares of our common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP was terminated on May 31, 2005. We issued 2,690, 3,706, and 3,130 shares of common stock under the ESPP during 2005, 2004 and 2003, respectively. At December 31, 2005, no shares remained available for issuance due to the termination of the ESPP.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                            Year Ended December 31,
                                   ----------------------------------------------------------------
                                          2005                  2004                   2003
                                   ------------------   --------------------   --------------------
                                             Weighted               Weighted               Weighted
                                              Average                Average                Average
                                             Exercise               Exercise               Exercise
                                    Shares     Price      Shares      Price      Shares      Price
                                   -------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
   period:                         813,664     $5.97    1,123,533    $ 4.50    1,418,079     $4.20
   Granted                              --        --       52,750     26.81      102,000      5.84
   Exercised                       (71,064)     4.55     (321,947)     4.28     (357,906)     3.79
   Canceled                         (1,099)     3.93      (40,672)     5.74      (38,640)     3.81
                                   -------     -----    ---------    ------    ---------     -----
Outstanding at end of period       741,501     $6.10      813,664    $ 5.97    1,123,533     $4.50
                                   =======     =====    =========    ======    =========     =====
   Options exercisable at end of
      Period                       741,501     $6.10      458,382    $ 4.67      542,630     $4.72
                                   =======     =====    =========    ======    =========     =====

                                            Options Outstanding                          Options Exercisable
                           ----------------------------------------------------   ---------------------------------
                           Outstanding at                      Weighted-Average   Exercisable at
                            December 31,    Weighted-Average      Remaining        December 31,    Weighted-Average
Range of Exercise Prices        2005         Exercise Price    Contractual Life        2005         Exercise Price
------------------------   --------------   ----------------   ----------------   --------------   ----------------
                                                                  (In years)
$ 2.00 - $ 5.00                461,414           $ 3.67               6.0             461,414           $ 3.67
  5.01 -   7.50                213,587             6.15               3.3             213,587             6.15
  7.51 -  10.00                 14,250             8.12               2.0              14,250             8.12
 10.01 -  25.00                 16,500            16.52               6.6              16,500            16.52
 25.01 -  35.00                 35,750            31.66               8.4              35,750            31.66
                               -------             ----               ---             -------           ------
                               741,501             6.10               5.3             741,501             6.10
                               =======             ====               ===             =======           ======

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants made during the years ended December 31, 2005, 2004 and 2003. No stock option grants were made in 2005.

                                      Year Ended December 31,
                                      ---------------------
                                         2004        2003
                                      ---------   ---------
Risk-free interest rate                     3.6%        2.6%
Dividend yield                                0%          0%
Expected volatility factor                 81.5%       82.1%
Expected option term                  8.9 years   5.8 years
Weighted average fair value
   of options granted during period   $   20.64       $6.09

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          On November 2, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under our applicable stock incentive plans. The closing price of our common stock on the NASDAQ National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $6.99. As a result of the acceleration, options to acquire approximately 109,500 shares of our common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are our 1996 Stock Plan, 1996 Directors' Stock Plan and the 2001 Employee Stock Plan.

          The Compensation Committee's decision to accelerate the vesting of affected stock options was primarily based upon our required adoption of FAS 123R effective January 1, 2006. We believe that the acceleration of vesting of unvested options will eliminate the need to recognize any future compensation expense in our income statement with respect to these options. We will recognize compensation expense with respect to stock options granted after January 1, 2006 pursuant to FAS 123R. We recorded approximately $26,000 of compensation expense in the fourth quarter of 2005 related to the acceleration of vesting.

          RESTRICTED STOCK: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                              Year Ended December 31,
                                            ---------------------------
                                              2005      2004      2003
                                            -------   -------   -------
Outstanding shares at beginning of period    79,500    16,999    69,999
   Granted                                  125,400    81,000        --
   Vested                                   (17,100)  (15,499)  (53,000)
   Canceled                                    (250)   (3,000)       --
Outstanding shares at end of period         187,550    79,500    16,999

          We granted 125,400 shares of restricted stock during 2005 at weighted average grant price of $9.82. We granted 81,000 shares of restricted stock during 2004 at weighted average grant price of $17.28. No restricted stock was granted during 2003. Of the 187,550 shares of restricted stock outstanding at December 31, 2005, 169,550 shares vest over the original five-year vesting period, 4,000 shares vest over the original four-year vesting period and 14,000 shares vest over the original three-year vesting period. Under certain conditions such as a change in control as defined by the Plans, vesting may be automatically accelerated.

          Unearned compensation for restricted stock award grants is recorded on the date of grant based on the fair value of such awards. Such unearned compensation is expensed, using the straight-line method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards are forfeited and the related compensation expense and unearned compensation previously recognized are reversed. Compensation expense resulting from these restricted shares was $458,000, $291,000 and $67,000 during 2005, 2004 and
     2003, respectively. Upon adoption of FAS 123R in the first quarter of 2006, the Company will reverse all amounts previously recorded in Unamortized Restricted Stock Compensation and continue to record expense as the restricted stock vests. In the first quarter of 2006, the Company will also measure a cumulative effect adjustment for estimated forfeitures on previously recognized restricted stock compensation.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDER RIGHTS PLAN

          In December 1997, our Board of Directors adopted a Stockholder Rights Plan declaring a distribution of one right (the "Rights") for each outstanding share of our common stock to shareholders of record at December 15, 1997. Initially, each of the Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person or group of affiliated persons acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company's Common Stock. If a person, or group of persons, acquires 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right. The Rights are redeemable, under certain circumstances, for $0.0001 per Right and will expire, unless earlier redeemed, on December 2, 2007.

          On February 16, 1999, we amended the Stockholder Rights Plan to remove the provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors who are defined as continuing directors.

15.  INCOME TAXES

          The components of the income tax provision (benefit) are as follows:

                         Year Ended December 31,
                         -----------------------
(In thousands)            2005    2004     2003
                         -----   ------   ------
Current:
   Federal               $   7   $2,077   $1,121
   State                    68      216       94
   Foreign                 525      306      131
                         -----   ------   ------
                           600    2,599    1,346
                         -----   ------   ------
Deferred:
   Federal                (634)     363     (554)
   State                   (14)      17      (67)
   Foreign                  --       --       --
                         -----   ------   ------
                          (648)     380     (621)
                         -----   ------   ------
Income tax
   provision (benefit)   $ (48)  $2,979   $  725
                         =====   ======   ======

          At December 31, 2005, we have $2,274,000 of state net operating loss carryforwards that begin to expire in 2009, and no federal net operating loss carryforwards. We also have approximately $383,000 in federal research and development tax credit carryforwards that begin to expire in 2011. We also have foreign tax credit carryforwards of approximately $483,000 that begin to expire in 2011. We had foreign income before taxes of $1,833,000, $1,084,000 and $475,000 in 2005, 2004 and 2003, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES (CONTINUED)

          Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our gross deferred tax assets and liabilities were comprised of the following:

                                             December 31,
                                          -----------------
(In thousands)                              2005      2004
                                          -------   -------
Gross deferred tax assets:
   Net operating losses                    $   67    $  423
   Accrued restructuring expenses             418       605
   Capitalized research and development       790        --
   Inventory reserves                         800       742
   Deferred revenue                           165       429
   Foreign tax and other credits              927       649
   Other liabilities and reserves             829       636
                                           ------    ------
                                            3,996     3,484
Valuation allowance                          (207)     (193)
                                           ------    ------
   Net deferred tax assets                  3,789     3,291
                                           ------    ------
Gross deferred tax liabilities:
   Depreciation                               401       540
   Other                                       96       107
                                           ------    ------
      Net deferred tax liabilities            497       647
                                           ------    ------
Net deferred tax assets                    $3,292    $2,644
                                           ======    ======

          During 2005 and 2004, we recorded a valuation allowance of $207,000 and $193,000 on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. We have determined that it is more likely than not that the remaining net deferred tax assets will be realized, and no additional valuation allowance is considered necessary, as of December 31, 2005 and 2004.

          Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

                                                       Year Ended
                                                      December 31,
                                                  --------------------
                                                   2005    2004   2003
                                                  -----    ----   ----
Federal statutory tax rate                         34.0%   34.0%  34.0%
State income taxes, net of federal income taxes    (9.1)    1.0    1.2
Tax benefit from tax credits, net of valuation    (17.5)   (0.8)    --
allowance
Foreign rate differential                           9.4    (0.7)    --
Reversal of valuation allowance and tax accruals  (41.7)     --     --
Permanent item                                     13.0      --     --
Other                                              (2.7)    1.8   (3.0)
                                                  -----    ----   ----
   Effective tax rate                             (14.6%)  35.3%  32.2%
                                                  =====    ====   ====

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  EARNINGS PER SHARE

          For the years ended December 31, 2005, 2004 and 2003, earnings per share were computed as follows (in thousands, except per share amounts):

                                                             Year Ended December 31,
                                                           --------------------------
                                                             2005      2004     2003
                                                           -------   -------   ------
Net income                                                 $   377   $ 5,458   $1,528
Dividends and accretion on preferred stock                      --      (111)    (358)
Earnings allocation to preferred shareholders                   --      (111)     (83)
                                                           -------   -------   ------
Net income available to common shareholders                $   377   $ 5,236   $1,087
                                                           =======   =======   ======
Shares:
   Basic: Weighted average common shares outstanding         9,849     9,593    8,690
   Add: Dilutive effect of outstanding options and
     warrants as determined by the treasury stock method       314       638      645
                                                           -------   -------   ------
   Diluted: Weighted average common and common
      equivalent shares outstanding                         10,163    10,231    9,335
                                                           =======   =======   ======
Net income per common share:
   Basic                                                   $  0.04   $  0.55   $ 0.13
   Diluted                                                    0.04      0.51     0.12

          Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock using the treasury method.

          For the years ended December 31, 2005 and 2004, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options and warrants, were 52,250 and 35,750 shares, respectively. In April 2004, we completed a three-for-two stock split of our common stock effected in the form of a stock dividend. All amounts in the table above reflect the stock split on a retroactive basis.

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

          In April 2004, all shareholders of our Series B Preferred Stock converted all their preferred shares into common stock. Under the conversion, a total of 666,665 new shares of common stock were issued. We recorded the costs of registering and issuing these shares as a deduction in Additional Paid-In Capital.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  STOCK REPURCHASE PROGRAM

          On March 25, 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. As of December 31, 2005, we repurchased a total of 505,000 shares of common stock for approximately $3,867,000, at an average price of $7.66 per share. We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

20.  INTERNATIONAL OPERATIONS

          We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary, which had sales to its customers of approximately $2,181,000, $1,000,000 and $1,068,000 in 2005, 2004 and 2003,
     respectively. Tangible assets at foreign locations are not material. We had sales from the United States to our customers outside of the United States of approximately $10,137,000, $5,423,000 and $3,663,000 in 2005, 2004 and
     2003, respectively. International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          Our quarterly results of operations for 2005 and 2004 are as follows:

                                                                         Quarter Ended
                                                        -----------------------------------------------
(In thousands, except per share amounts)                March 31   June 30   September 30   December 31
                                                        --------   -------   ------------   -----------
2005:
   Net sales                                            $12,036    $12,346      $14,210       $12,499
   Gross profit                                           3,677      4,254        4,576         3,083
   Net income (loss)                                        163        267          674          (727)
   Net income (loss) available to common shareholders       163        267          674          (727)
   Net income (loss) per share:
      Basic                                                0.02       0.03         0.07         (0.08)
      Diluted                                              0.02       0.03         0.07         (0.08)



                                                        March 31   June 30   September 30   December 31
                                                        --------   -------   ------------   -----------
2004:
   Net sales                                            $15,075    $14,694      $15,482       $14,596
   Gross profit                                           5,418      5,617        5,897         5,110
   Net income                                             1,342      1,465        1,625         1,026
   Net income available to common shareholders            1,165      1,421        1,625         1,026
   Net income per share:
      Basic                                                0.13       0.15         0.16          0.10
      Diluted                                              0.12       0.14         0.15          0.10


                       TRANSACT TECHNOLOGIES INCORPORATED
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Amounts in thousands)

                                              Balance at                Write-offs,   Balance at
                                             Beginning of                  net of       End of
Description                                     Period      Provision    recoveries     Period
-----------                                  ------------   ---------   -----------   ----------
Valuation account for accounts receivable:
Year ended December 31, 2005                    $  175          $ 68       $  (3)       $  240
Year ended December 31, 2004                    $  100          $ 73       $   2        $  175
Year ended December 31, 2003                    $   78          $ 76       $ (54)       $  100

Valuation account for inventories:
Year ended December 31, 2005                    $2,010          $995       $(840)       $2,165
Year ended December 31, 2004                    $1,950          $148       $ (88)       $2,010
Year ended December 31, 2003                    $2,027          $441       $(518)       $1,950


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct's internal control over financial reporting as of December 31, 2005 and of management's assessment of internal control over financial reporting as of December 31, 2005 set forth below in this section. This section should be read in conjunction with the CEO and CFO certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") for the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

     The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we review data errors, control problems or acts of fraud, if any, and seek to confirm that appropriate corrective actions, including process improvements, are being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Based upon the evaluation of the controls, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to TransAct and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

     Management assessed our internal control over financial reporting as of December 31, 2005. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005 based on the COSO criteria identified above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

     These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Some of the information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

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

     Information regarding our equity compensation plans as of December 31, 2005 is as follows:

                                                                                              (c)
                                                                                     Number of securities
                                                                                     remaining available
                                                  (a)                  (b)           for future issuance
                                         Number of securities    Weighted average        under equity
                                           to be issued upon    exercise price of     compensation plans
                                              exercise of          outstanding      (excluding securities
                                         outstanding options,   options, warrants    reflected in column
             Plan category                warrants and rights       and rights               (a))
             -------------               --------------------   -----------------   ---------------------
Equity compensation plans approved
by security holders:
    1996 Stock Plan                             614,374               $3.12                     --
    1996 Non-Employee Director Plan             206,250                9.99                     --
    2005 Equity Incentive Plan                   18,000                  --                582,000
                                                -------               -----                -------
Total                                           838,624               $4.74                582,000
                                                -------               -----                -------
Equity compensation plans not approved
by security holders:
    2001 Employee Stock Plan                     90,427               $6.05                     --
                                                -------               -----                -------
                                                929,051               $4.87                582,000
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

     In May 2005, our shareholders approved the adoption of the 2005 Equity Incentive Plan. No new awards will be available for future issuance under any existing TransAct equity plan other than the 2005 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained in "Certain Relationships and Related Transactions" of the Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information contained in "Independent Registered Public Accounting Firm's Fees" of the Proxy Statement is herby incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     THE FOLLOWING FINANCIAL STATEMENTS AND EXHIBITS ARE FILED AS PART OF THIS
REPORT:

          Financial statements

     (i)  See Item 8.

     (ii) Financial statement schedules

          All other schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule or (b) included in the financial statements or notes thereto.

     (iii) List of exhibits

3.1(a)    Certificate of Incorporation of TransAct Technologies Incorporated
          ("TransAct" or the "Company"), filed with the Secretary of State of
          Delaware on June 17, 1996.                                                (2)

3.1(b)    Certificate of Amendment of Certificate of Incorporation of the
          Company, filed with the Secretary of State of Delaware on June 4,
          1997.                                                                     (4)

3.1(c)    Certificate of Designation, Series A Preferred Stock, filed with the
          Secretary of State of Delaware on December 2, 1997.                       (5)

3.1(d)    Certificate of Designation, Series B Preferred Stock, filed with the
          Secretary of State of Delaware on April 6, 2000.                          (8)

3.2       Amended and Restated By-laws of the Company.                              (6)

4.1       Specimen Common Stock Certificate.                                        (2)

4.2       Amended and Restated Rights Agreement between TransAct and American
          Stock Transfer & Trust Company dated February 16, 1998.                   (5)

10.1(x)   1996 Stock Plan, effective July 30, 1996.                                 (3)

10.2(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.            (3)

10.3(x)   2000 Employee Stock Purchase Plan.                                        (9)

10.4(x)   2001 Employee Stock Plan.                                                (10)

10.5(x)   2005 Equity Incentive Plan                                               (17)

10.6(x)   Employment Agreement, dated July 31, 1996, by and between TransAct and
          Bart C. Shuldman.                                                         (2)

10.7(x)   Severance Agreement by and between TransAct and Michael S. Kumpf,
          dated September 4, 1996.                                                  (3)

10.8(x)   Severance Agreement by and between TransAct and Steven A. DeMartino,
          dated June 1, 2004.                                                      (15)

10.9      Lease Agreement by and between Bomax Properties and Ithaca, dated
          as of March 23, 1992.                                                     (2)

10.10     Second Amendment to Lease Agreement by and between Bomax Properties
          and Ithaca, dated December 2, 1996.                                       (4)

10.11     Agreement regarding the Continuation and Renewal of Lease by and
          between Bomax Properties, LLC and TransAct, dated July 18, 2001.         (12)

10.12     Lease Agreement by and between Pyramid Construction Company and
          Magnetec, dated July 30, 1997.                                            (4)

10.13     Lease Agreement by and between Las Vegas Airport Properties LLC and      (15)
          TransAct dated December 2, 2004.

10.14     OEM Purchase Agreement by and between GTECH Corporation, TransAct and
          Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule
          24-b-2 under the Exchange Act, the Company has requested confidential
          treatment of portions of this exhibit deleted from the filed copy.)       (7)

10.15     OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange
          Act, the Company has requested confidential treatment of portions of
          this exhibit deleted from the filed copy.)                               (11)

10.16     Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of
          portions of this exhibit deleted from the filed copy.)                    (1)

10.17     OEM Sales Agreement by and between Okidata Americas, Inc. and
          TransAct, dated June 8, 2005. (Pursuant to Rule 24b-2 under the
          Exchange Act, the Company has requested confidential treatment of
          portions of this exhibit deleted from the filed copy.)                    (1)

10.18     Revolving Credit, Equipment Loan and Security Agreement between
          TransAct and TD Banknorth, N.A. dated August 6, 2003.                    (12)

10.19     First Amendment to Revolving Credit, Equipment Loan and Security
          Agreement dated as of November 12, 2004 between TransAct and TD
          Banknorth, N.A.                                                          (14)

10.20     Consent by TD Banknorth, N.A. dated as of March 28, 2005 to permit stock repurchases under the Revolving Credit, Equipment Loan and
          Security Agreement.                                                      (16)

10.21     Second Amendment to Revolving Credit, Equipment Loan and Security
          Agreement dated as of February 24, 2006 between TransAct and TD
          Banknorth, N.A.                                                           (1)

10.22     License Agreement between Seiko Epson Corporation and TransAct dated
          May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the
          Company has requested confidential treatment of portions of this
          exhibit deleted from the filed copy.)                                    (13)

10.23     Preferred Stock Purchase Agreement and Certificate of Designation
          dated as of March 20, 2000 between TransAct and Advance Capital
          Partners, L.P. and affiliate                                              (8)

23.1      Consent of PricewaterhouseCoopers LLP.                                    (1)

31.1      Certification of Chief Executive Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002                                            (1)

31.2      Certification of Chief Financial Officer pursuant to Section 302 of
          the Sarbanes-Oxley Act of 2002                                            (1)

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002                                                                      (1)

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002                                                                      (1)

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

(5) These exhibits, which were previously filed with the Company's Current Report on Form 8-K filed February 18, 1999 (Commission File No. 000-21121), are incorporated by reference.

(6) This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 000-21121), is incorporated by reference.

(7) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1999 (Commission File No. 000-21121), is incorporated by reference.

(8) These exhibits, which were previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.

(9) This exhibit, which was previously filed with the Company's Registration Statement on Form S-8 (No. 333-49540), is incorporated by reference.

(10) This exhibit, which was previously filed with the Company's Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.

(11) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.

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

(15) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.

(16) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005, is incorporated by reference.

(17) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed June 1, 2005 (Commission File No. 000-21121), is incorporated by reference.

(x) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED


                                        By: /s/ Bart C. Shuldman
                                            ------------------------------------
                                        Name: Bart C. Shuldman
                                        Title: Chairman of the Board, President
                                               and Chief Executive Officer
                                        Date: March 15, 2006

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

Signature                                                   Title                           Date
---------                                                   -----                           ----


/s/ Bart C. Shuldman                    Chairman of the Board, President and           March 15, 2006
-------------------------------------   Chief Executive Officer
Bart C. Shuldman                        (Principal Executive Officer)


/s/ Steven A. DeMartino                 Executive Vice President, Chief Financial      March 15, 2006
-------------------------------------    Officer, Treasurer and Secretary
Steven A. DeMartino                     (Principal Financial and Accounting Officer)


/s/ Charles A. Dill                     Director                                       March 15, 2006
-------------------------------------
Charles A. Dill


/s/ Thomas R. Schwarz                   Director                                       March 15, 2006
-------------------------------------
Thomas R. Schwarz


/s/ Graham Y. Tanaka                    Director                                       March 15, 2006
-------------------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
10.16   Amendment to OEM Purchase Agreement by and between GTECH Corporation and
        TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the
        Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.17 OEM Sales Agreement by and between Okidata Americas, Inc. and TransAct, dated June 8, 2005. (Pursuant to Rule 24b-2 under the Exchange Act, the
        Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.21   Second Amendment to Revolving Credit, Equipment Loan and Security
        Agreement dated as of February 24, 2006 between TransAct and TD
        Banknorth, N.A.

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