Form 10-Q
period 2006-03-31
TRANSACT TECHNOLOGIES INC
filed 2006-05-09
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to: ___________

Commission file number: 0-21121

                       TRANSACT TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              06-1456680
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       7 LASER LANE, WALLINGFORD, CT 06492
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 859-6800
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS            OUTSTANDING AS OF APRIL 26, 2006
-----            --------------------------------
COMMON STOCK,
$.01 PAR VALUE               9,714,068

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.           Financial Information:

   Item 1         Financial Statements (unaudited)

                  Condensed consolidated balance sheets as of March
                  31, 2006 and December 31, 2005                                3

                  Condensed consolidated statements of income for
                  the three months ended March 31, 2006 and 2005                4

                  Condensed consolidated statements of cash flow
                  for the three months ended March 31, 2006 and 2005            5

                  Notes to condensed consolidated financial statements     6 - 15

   Item 2         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     16 - 22

   Item 4         Controls and Procedures                                 22 - 23

PART II.          Other Information:

   Item 1         Legal Proceedings                                            23

   Item 1a        Risk Factors                                                 24

   Item 2c        Stock Repurchase                                             24

   Item 6         Exhibits                                                     25

   Signatures                                                                  26

   Certifications                                                         28 - 31

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         MARCH 31,   December 31,
                                                            2006         2005
                                                         ---------   ------------
(In thousands)
ASSETS:

Current assets:
   Cash and cash equivalents                              $ 5,289      $ 4,579
   Receivables, net                                        10,082        8,359
   Inventories                                              7,225        6,036
   Refundable income taxes                                    150          295
   Deferred tax assets                                      2,735        2,735
   Other current assets                                       478          258
                                                          -------      -------
      Total current assets                                 25,959       22,262
                                                          -------      -------
Fixed assets, net                                           5,144        4,510
Goodwill                                                    1,469        1,469
Deferred tax assets                                           565          557
Intangible and other assets, net of accumulated
   amortization of $61 and $41, respectively                  504          534
                                                          -------      -------
                                                            7,682        7,070
                                                          -------      -------
Total assets                                              $33,641      $29,332
                                                          =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                       $ 5,531      $ 2,859
   Accrued liabilities                                      4,094        3,198
   Accrued restructuring expenses                             420          420
   Deferred revenue                                           455          410
                                                          -------      -------
      Total current liabilities                            10,500        6,887
                                                          -------      -------
Accrued restructuring expenses, net of current portion        480          587
Deferred revenue, net of current portion                      331          270
Other liabilities                                             338          331
                                                          -------      -------
                                                            1,149        1,188
                                                          -------      -------
   Total liabilities                                       11,649        8,075
                                                          -------      -------
Commitments and contingencies (Note 11)

Shareholders' equity:
   Common stock                                               103          102
   Additional paid-in capital                              17,864       19,334
   Retained earnings                                        8,546        7,489
   Unamortized restricted stock compensation                   --       (1,837)
   Accumulated other comprehensive income                      44           36
   Treasury stock, 579,800 and 505,000 shares at cost      (4,565)      (3,867)
                                                          -------      -------
      Total shareholders' equity                           21,992       21,257
                                                          -------      -------
Total liabilities and shareholders' equity                $33,641      $29,332
                                                          =======      =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 ------------------
                                                   2006      2005
                                                 -------   -------
(In thousands, except per share data)
Net sales                                        $16,434   $12,036
Cost of sales                                     10,747     8,359
                                                 -------   -------
Gross profit                                       5,687     3,677
                                                 -------   -------
Operating expenses:
   Engineering, design and product development       761       731
   Selling and marketing                           1,580     1,349
   General and administrative                      1,710     1,364
                                                 -------   -------
                                                   4,051     3,444
                                                 -------   -------
Operating income                                   1,636       233
                                                 -------   -------
Other income (expense):
   Interest, net                                      14        20
   Other, net                                        (11)       (1)
                                                 -------   -------
                                                       3        19
                                                 -------   -------
Income before income taxes                         1,639       252
Income tax provision                                 582        89
                                                 -------   -------
Net income                                       $ 1,057   $   163
                                                 =======   =======
Net income per common share:
   Basic                                         $  0.11   $  0.02
   Diluted                                       $  0.11   $  0.02

Shares used in per-share calculation
   Basic                                           9,558    10,010
   Diluted                                         9,868    10,452

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  -----------------
                                                                    2006      2005
                                                                  -------   -------
(In thousands)
Cash flows from operating activities:
   Net income                                                     $ 1,057   $   163
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Share-based compensation expense                                155        69
      Incremental tax benefits from stock options exercised           (35)       --
      Depreciation and amortization                                   368       408
      Changes in operating assets and liabilities:
         Receivables                                               (1,723)     (235)
         Inventories                                               (1,189)       36
         Refundable income taxes                                      145        --
         Other current assets                                        (220)       32
         Other assets                                                   1        --
         Accounts payable                                           2,672      (805)
         Accrued liabilities and other liabilities                  1,044        18
         Accrued restructuring expenses                              (107)     (109)
                                                                  -------   -------
            Net cash provided by (used in) operating activities     2,168   $  (423)
                                                                  -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                         (973)     (887)
                                                                  -------   -------
      Net cash used in investing activities                          (973)     (887)
                                                                  -------   -------
Cash flows from financing activities:
   Proceeds from option exercises                                     170       281
   Purchases of common stock for treasury                            (698)       --
   Incremental tax benefits from stock options exercised               35        --
                                                                  -------   -------
      Net cash provided by (used in) financing activities            (493)      281
                                                                  -------   -------
Effect of exchange rate changes                                         8        (3)
                                                                  -------   -------
Increase (decrease) in cash and cash equivalents                      710    (1,032)
Cash and cash equivalents at beginning of period                    4,579     8,628
                                                                  -------   -------
Cash and cash equivalents at end of period                        $ 5,289   $ 7,596
                                                                  =======   =======
Non-cash financing activities:
   Conversion of preferred stock to common stock                  $    --   $    (3)
   Issuance of restricted stock, net of cancellations                  --       960

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   DESCRIPTION OF BUSINESS

     TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include gaming, lottery, banking and hospitality. Each individual market has distinct, critical requirements for printing and the transaction isn't complete until the receipt and/or ticket is produced. TransAct printers are designed from the ground up based on market specific requirements and are sold under the Ithaca(R) and Epic product brands. TransAct distributes its products through OEMs, value-added resellers, selected distributors, and direct to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. TransAct also focuses on the after-market side of the business, providing printer service, supplies and spare parts.

2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct's financial position as of March 31, 2006, the results of our operations for the three months ended March 31, 2006 and 2005, and our cash flows for the three months ended March 31, 2006 and 2005. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

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

     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, we adopted the accounting provisions of FAS 123R beginning in the first quarter of 2006. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148").

     Under FAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. We have no awards with market or performance conditions. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application ("MPA"), which provides for certain changes to the method for valuing share-based compensation. Under the MPA, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

     We use the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2006 was $5.91. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended March 31, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

                          Three Months Ended
                            March 31, 2006
                          ------------------
Expected option term           5.2 years
Expected volatility                78.4%
Risk-free interest rate             4.5%
Dividend yield                        0%

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     No assumptions have been disclosed for the three months ended March 31, 2005, as no stock option grants were made.

     Expected Option Term - This is the weighted average period of time over which the options granted are expected to remain outstanding giving consideration to our historical exercise patterns. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

     Expected Volatility - The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term of the grant. An increase in the expected volatility factor will increase compensation expense.

     Risk-Free Interest Rate - This is the U.S. Treasury rate in effect at the time of grant having a term approximately equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

     Dividend Yield - We have not made any dividend payments on common stock, and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

     Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of FAS 123. Because we established the exercise price based on the fair market value of our common stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting FAS 123R. We recorded compensation expense for restricted stock at the fair value of the stock at the date of grant, recognized over the service period. Each accounting period, we reported the potential dilutive impact of stock options in our diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     For purposes of pro forma disclosures under FAS 123 for the three months ended March 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the stock option's vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and net income per common share were as follows:


                                                    Three months ended
                                                         March 31,
                                                           2005
                                                    ------------------
(In thousands, except per share data)
Net income (loss) available to common
   shareholders:
   Net income available to common
      shareholders, as reported                           $  163
   Add: Stock-based compensation expense included
      in reported net income, net of tax                      44
   Deduct: Stock-based compensation expense
      determined under fair value based method
      for all awards, net of tax                            (579)
                                                          ------
   Pro forma net loss available to common
      shareholders                                        $ (372)
                                                          ======
Net income (loss) per common share:
   Basic:
      As reported                                         $ 0.02
      Pro forma                                           $(0.04)
   Diluted:
      As reported                                         $ 0.02
      Pro forma                                           $(0.04)

     The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model.

     On November 2, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under our applicable stock incentive plans. As a result of the acceleration, options to acquire approximately 109,500 shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are our 1996 Stock Plan, 1996 Directors' Stock Plan and the 2001 Employee Stock Plan.

     The Compensation Committee's decision to accelerate the vesting of affected stock options was primarily based upon our required adoption of FAS 123R effective January 1, 2006. Due to the acceleration of vesting of unvested options prior to the adoption of FAS123R, we will only record compensation expense related to stock options granted in 2006 and beyond. We recorded approximately $26,000 of compensation expense in the fourth quarter of 2005 related to the acceleration of vesting.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the first quarter of 2006. During the quarter ended March 31, 2006, we recognized compensation expense of $21,000 for stock options and $134,000 for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $57,000 for the three months ended March 31, 2006. No expense related to stock options was recorded in the three months ended March 31, 2005. The following table illustrates the impact of the adoption of FAS 123R on reported amounts:

                                Three months ended
                                  March 31, 2006
                             -----------------------
                                           Impact of
                                            FAS 123R
                             As Reported    Adoption
                             -----------   ---------
Operating income                $1,636       $  21
Income before income taxes      $1,639       $  21
Net income                      $1,057       $  14
Earnings per share:
   Basic                        $ 0.11       $0.00
   Diluted                      $ 0.11       $0.00

     For the three months ended March 31, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. These adjustments are applied using MPA and, accordingly, have not been reflected in the 2005 financial statements.

     STOCK INCENTIVE PLANS. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors' Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans are at prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. Effective upon the approval of the 2005 Equity Incentive Plan on May 25, 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors' Stock Plan or the 2001 Employee Stock Plan. At March 31, 2006, approximately 467,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                                     Weighted
                                                      Weighted        Average
                                                       Average       Remaining        Aggregate
                                                      Exercise   Contractual Life   Intrinsic Value
                                            Options     Price       (in years)       (in thousands)
                                            -------   --------   ----------------   ---------------
Options outstanding at December 31, 2005:   741,501    $ 6.10
   Granted                                  115,000    $ 8.83
   Exercised                                (31,198)   $ 5.45
   Canceled                                  (3,000)   $16.62
                                            -------
Options outstanding at March 31, 2006       822,303    $ 6.47          5.89              $3,356
                                            =======
Options exercisable at March 31, 2006       707,303    $ 6.09          5.24              $3,267
                                            =======

                                             Options Outstanding
                           ------------------------------------------------------          Options Exercisable
                                                                Weighted-Average    ---------------------------------
                           Outstanding at                           Remaining       Exercisable at
                              March 31,     Weighted-Average    Contractual Life       March 31,     Weighted-Average
Range of Exercise Prices        2006         Exercise Price        (in years)            2006         Exercise Price
------------------------   --------------   ----------------   ------------------   --------------   ----------------
$ 2.00 - $ 5.00                458,366           $ 3.67               5.78              458,366           $ 3.67
  5.01 -   7.50                185,437           $ 6.22               3.44              185,437           $ 6.22
  7.51 -  10.00                129,250           $ 8.75               8.95               14,250           $ 8.12
 10.01 -  25.00                 13,500           $16.50               7.82               13,500           $16.50
 25.01 -  35.00                 35,750           $31.66               8.16               35,750           $31.66
                               -------                                                  -------
                               822,303           $ 6.47               5.89              707,303           $ 6.09
                               =======                                                  =======

     As of March 31, 2006, unrecognized compensation cost related to stock options totaled $659,000, which is expected to be recognized over a weighted average period of 4.8 years.

     The total intrinsic value of stock options exercised was $117,000, during the three months ended March 31, 2006. No stock options vested during the three months ended March 31, 2006.

     Cash received from stock option exercises for the three months ended March 31, 2006 was $170,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     RESTRICTED STOCK: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                           Weighted Average
                                                            Grant Date Fair
                                        Restricted Stock         Value
                                        ----------------   -----------------
Nonvested shares at December 31, 2005       187,550              $12.23
   Granted                                       --                  --
   Vested                                   (33,084)              12.66
   Canceled                                      --                  --
                                            -------
Nonvested shares at March 31, 2006          154,466              $12.14
                                            =======

     As of March 31, 2006, unrecognized compensation cost related to restricted stock totaled $1,703,000, which is expected to be recognized over a weighted average period of 3.6 years. The total fair value of restricted stock that vested during the three months ended March 31, 2006 was $290,000.

4.   INVENTORIES

     The components of inventories are:

                                              March 31,   December 31,
                                                 2006         2005
                                              ---------   ------------
(In thousands)
Raw materials and purchased component parts     $6,804       $5,788
Finished goods                                     421          248
                                                ------       ------
                                                $7,225       $6,036
                                                ======       ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2006 and 2005.

                                         Three months ended
                                              March 31,
                                         ------------------
                                            2006    2005
                                           -----   -----
(In thousands)
Balance, beginning of period               $ 644   $ 597
Additions related to warranties issued        68     198
Warranty costs incurred                     (112)   (151)
                                           -----   -----
Balance, end of period                     $ 600   $ 644
                                           =====   =====

     The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheet.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

     In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and to close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We continue to apply the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses relating to the Consolidation. The remaining accrued restructuring balance relates to lease and other occupancy costs related to unused space at our Wallingford facility through March 31, 2008.

     The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2006 and 2005.

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                          2006     2005
                                         ------   ------
(In thousands)
Accrual balance, beginning of  period    $1,007   $1,454
Cash payments                              (107)    (109)
                                         ------   ------
Accrual balance, end of period           $  900   $1,345
                                         ======   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2006      2005
                                               ------   -------
Net income                                     $1,057   $   163
                                               ======   =======
Shares:
Basic: Weighted average common shares
   outstanding                                  9,558    10,010
Add: Dilutive effect of outstanding options
   and restricted stock as determined by
   the treasury stock method                      310       442
                                               ------   -------
Diluted: Weighted average common and common
   equivalent shares outstanding                9,868    10,452
                                               ======   =======
Net income per common share:
   Basic                                       $ 0.11   $  0.02
   Diluted                                     $ 0.11   $  0.02

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.   EARNINGS PER SHARE (CONTINUED)

     Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury method.

     For the three months ended March 31, 2006 and 2005, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options and warrants, amounted to 109,750 and 44,250 shares, respectively.

8.   COMPREHENSIVE INCOME

     The following table summarizes the Company's comprehensive income:

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                             2006     2005
                                            ------   -----
(In thousands)
Net income                                  $1,057   $163
Foreign currency translation adjustment          8     (3)
                                            ------   ----
Total comprehensive income                  $1,065   $160
                                            ======   ====

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the three months ended March 31, 2006 were as follows (in thousands):

Balance at December 31, 2005                           $21,257
   Net income                                            1,057
   Issuance of shares from exercise of stock options       170
   Purchases of treasury stock                            (698)
   Share-based compensation                                155
   Tax benefits from employee stock transactions            43
   Foreign currency translation adjustment                   8
                                                       -------
Balance at March 31, 2006                              $21,992
                                                       =======

10.  SIGNIFICANT TRANSACTIONS

     On March 25, 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended March 31, 2006, we repurchased a total of 74,800 shares of common stock for approximately $698,000 at an average price of $9.33 per share. As of March 31, 2006, we repurchased a total of 579,800 shares of common stock for approximately $4,565,000 at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.  COMMITMENTS AND CONTINGENCIES

     In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic"), which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us, asserting false advertising, defamation, trade libel and certain other charges. The action is currently in the pre-trial motion stage, and, as of March 31, 2006, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2005. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the three months ended March 31, 2006.

SHARE-BASED PAYMENTS - As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term. Further, as required under FAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

On November 2, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under our applicable stock incentive plans. As a result of the acceleration, options to acquire approximately 109,500 shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are our 1996 Stock Plan, 1996 Directors' Stock Plan and the 2001 Employee Stock Plan.

The Compensation Committee's decision to accelerate the vesting of affected stock options was primarily based upon our required adoption of FAS 123R effective January 1, 2006. Due to the acceleration of vesting of unvested options prior to the adoption of FAS123R, we will only record compensation expense related to stock options granted in 2006 and beyond. We recorded approximately $26,000 of compensation expense in the fourth quarter of 2005 related to the acceleration of vesting.

Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the first quarter of 2006. During the quarter ended March 31, 2006, we recognized compensation expense of $21,000 for stock options and $134,000 for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $57,000 for the three months ended March 31, 2006. No expense related to stock options was recorded in the three months ended March 31, 2005. For the three months ended March 31, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. These adjustments are applied using MPA and, accordingly, have not been reflected in the 2005 financial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended March 31, 2006 and 2005 were as follows:

                                                                          Change
                            Three months ended   Three months ended   -------------
                              March 31, 2006       March 31, 2005        $       %
                            ------------------   ------------------   ------   ----
(In thousands)
Point of sale and banking    $ 4,664    28.4%     $ 3,954    32.8%    $  710   18.0%
Gaming and lottery             8,644    52.6%       5,471    45.5%     3,173   58.0%
TransAct Services Group        3,126    19.0%       2,611    21.7%       515   19.7%
                             -------   ------     -------   -----     ------
                             $16,434   100.0%     $12,036   100.0%    $4,398   36.5%
                             =======   ======     =======   =====     ======
International *              $ 3,809    23.2%     $ 2,083    17.3%    $1,726   82.9%
                             =======   ======     =======   =====     ======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first quarter of 2006 increased $4,398,000, or 37%, from the same period last year due to double-digit sales increases in all three of our markets: point of sale ("POS") and banking (an increase of approximately $710,000, or 18%); gaming and lottery (an increase of approximately $3,173,000, or 58%); and the TransAct Services Group ("TSG") (an increase of $515,000, or 20%). Overall, international sales increased by $1,726,000, or 83%, due largely to higher international shipments of our gaming printers, primarily to Europe, as well as international shipments of our lottery printers to GTECH.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide increased approximately $710,000, or 18%.

                                                                Change
                 Three months ended   Three months ended   ---------------
                   March 31, 2006       March 31, 2005       $        %
                 ------------------   ------------------   -----   -------
(In thousands)
Domestic           $4,262    91.4%      $3,418    86.4%    $ 844    24.7%
International         402     8.6%         536    13.6%     (134)  (25.0%)
                   ------   -----       ------   -----     -----
                   $4,664   100.0%      $3,954   100.0%    $ 710    18.0%
                   ======   =====       ======   =====     =====

Domestic POS and banking revenue increased to $4,262,000, representing an $844,000, or 25%, increase from the first quarter of 2005, due primarily to higher sales of (1) our iTherm(TM)280 thermal printer, (2) our new line of printers launched in 2005 exclusively for POS distributors, and (3) our line of inkjet printers, with the most significant increase in our Bankjet(R) line of inkjet printers to an existing banking customer. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. These increases were partially offset by decreasing sales of our legacy POS impact printers, as expected, as these printers are being replaced by our newer thermal and inkjet printers. International POS and banking printer shipments decreased by approximately $134,000, or 25%, to $402,000, due primarily to lower sales to one of our international POS distributors in Latin America.

We expect sales into the POS and banking market for the second quarter of 2006 to be higher than those reported for the first quarter of 2006, as our additional sales staff and initiatives put in place during 2005 continue to take hold.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products increased by $3,173,000, or 58%, from the first quarter of 2005, primarily due to higher sales of lottery printers to GTECH, both domestically and internationally, and an increase in sales of our slot machine and other gaming printers, both domestically and internationally.

                                                               Change
                 Three months ended   Three months ended   --------------
                   March 31, 2006       March 31, 2005        $       %
                 ------------------   ------------------   ------   -----
(In thousands)
Domestic           $6,003    69.4%      $4,481    81.9%    $1,522    34.0%
International       2,641    30.6%         990    18.1%     1,651   166.8%
                   ------   -----       ------   -----     ------
                   $8,644   100.0%      $5,471   100.0%    $3,173    58.0%
                   ======   =====       ======   =====     ======

Domestic sales of our gaming and lottery printers increased by $1,522,000, or 34%, due largely to an increase in domestic sales of lottery printers to GTECH and, to a lesser extent, an increase in sales of our thermal casino printers driven by increased market share as we begin to realize benefits from our new sales relationship with JCM American Corporation.

Domestic and international printer sales to GTECH Corporation (a worldwide lottery terminal provider and major customer), which include impact and thermal on-line lottery printers, increased by approximately $1,756,000, or 98%, in the first quarter of 2006 compared to the first quarter of 2005. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the second quarter of 2006 to be less than those reported in the first quarter of 2006.

International gaming and lottery printer sales increased $1,651,000, or 167%, to $2,641,000 in the first quarter of 2006. Such sales represented 31% and 18% of total sales into our gaming and lottery market during the first quarter of 2006 and 2005, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Europe, as Europe continues to expand ticket printing in slot machines and other gaming and amusement machines. In addition, we experienced higher international lottery printer sales to GTECH. We expect sales of our international gaming and lottery printers for the second quarter of 2006 to be lower than those reported for the first quarter of 2006, as we expect lower international lottery printer shipments to GTECH.

TRANSACT SERVICES GROUP:

Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $515,000, or 20%.

                                                              Change
                 Three months ended   Three months ended   -----------
                   March 31, 2006       March 31, 2005       $      %
                 ------------------   ------------------   ----   ----
(In thousands)
Domestic           $2,360    75.5%      $2,054    78.7%    $306   14.9%
International         766    24.5%         557    21.3%     209   37.5%
                   ------   -----       ------   -----     ----
                   $3,126   100.0%      $2,611   100.0%    $515   19.7%
                   ======   =====       ======   =====     ====

Domestic revenue from our TSG group increased by approximately $306,000, to $2,360,000 largely due to higher maintenance and repair services revenue, and increased sales of replacement parts, refurbished printers and inkjet cartridges. These increases were somewhat offset by a decline in consumable products for our legacy impact printers. Internationally, TSG revenue increased by approximately $209,000 to $766,000 due largely to an increase in maintenance and repair services revenue. We expect TSG revenue for the second quarter of 2006 to be consistent with those reported in the first quarter of 2006.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased $2,010,000, or 55%, and gross margin increased to 34.6% from 30.6%, due primarily to a higher volume of sales in the first quarter of 2006 compared to the first quarter of 2005. We expect gross margin for the second quarter of 2006 to be consistent with the gross margin reported for the first quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses increased by $30,000, or 4%, to $761,000, as we incurred higher expenses related to increased engineering staffing and other employee compensation expenses, which were largely offset by a decrease in costs associated with IGT's integration and attainment of jurisdictional approvals for our new Epic 950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $100,000 of IGT Integration costs in the first quarter of 2005 that did not recur in the first quarter of 2006. Engineering and product development expenses decreased as a percentage of net sales to 4.6% from 6.1%, due primarily to higher sales in the first quarter of 2006 compared to the first quarter of 2005. We expect engineering and product development expenses for the second quarter of 2006 to be consistent with those reported in the first quarter of 2006.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the first quarter of 2006 increased by $231,000, or 17%, to $1,580,000, as we incurred the full-quarter effect of expenses related to the addition of new corporate marketing staff, and new sales staff for our three Strategic Sales Units including those for our new service centers in Las Vegas, NV and Wallingford, CT made throughout 2005. These increases were somewhat offset by lower trade show and promotional expenses compared with the first quarter of 2005. Selling and marketing expenses decreased as a percentage of net sales to 9.6% from 11.2%, due primarily to higher sales volume in the first quarter of 2006 compared to the first quarter of 2005. We expect selling and marketing expenses to be higher in the second quarter of 2006 compared to the first quarter of 2006, as we expect to incur higher trade show and promotional marketing expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $346,000, or 25%, to $1,710,000, due primarily to (1) the full-quarter effect in 2006 of compensation related expenses associated with the re-location of our accounting department from Ithaca, NY to Wallingford, CT during 2005, (2) higher legal expenses related to both our lawsuit against FutureLogic, Inc. and the expansion of our international patent portfolio, (3) data conversion expenses associated with our Oracle software implementation and (4) increased telecommunications expenses associated with the implementation of our new companywide phone system. These increases were partially offset by a decrease in recruiting costs incurred during the first quarter of 2005 related to the re-location of our accounting department and the increased staffing of the TSG sales unit that did not recur in the first quarter of 2006. General and administrative expenses decreased as a percentage of net sales to 10.4% from 11.3% due primarily to increased expenses in proportion to higher volume of sales in the first quarter of 2006 as compared to the first quarter of 2005. We expect general and administrative expenses to be higher in the second quarter of 2006 compared to the first quarter of 2006, largely to higher legal expenses related to the continued expansion of our portfolio of international patents.

OPERATING INCOME. During the first quarter of 2006 we reported operating income of $1,636,000, or 10.0% of net sales, compared to $233,000, or 1.9% of net sales in the first quarter of 2005. The substantial increase in our operating income and operating margin was due largely to higher sales and gross profit, somewhat offset by higher operating expenses, in the first quarter of 2006 compared to that of 2005.

INTEREST. We recorded net interest income of $14,000 in the first quarter of 2006 compared to $20,000 in the first quarter of 2005, due to our lower average cash balances during the first quarter of 2006 as compared to the first quarter of 2005. Our average cash balance was lower in the first quarter of 2006 due largely to the repurchase of $700,000 of our common stock under our stock repurchase program. We did not repurchase any common stock during the first quarter of 2005. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2006. As a result, we expect to continue to report net interest income throughout 2006. See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax provision of $582,000 and $89,000 in the first quarter of 2006 and 2005, respectively, at an effective rate of 35.5% and 35.3%, respectively. We expect our annual effective tax rate for 2006 to be between 35% and 36%.

NET INCOME. We reported net income during the first quarter of 2006 of $1,057,000, or $0.11 per diluted share, compared to net income of $163,000, or $0.02 per diluted share, for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first three months of 2006, our cash flows reflected the results of higher sales volume and our increased investment in infrastructure, compared to the same period in 2005. Despite the repurchase of approximately $700,000 of our common stock and capital expenditures of $973,000 during the first quarter of 2006, our cash balance increased by $710,000 from December 31, 2005. We ended the first quarter of 2006 with approximately $5.3 million in cash and cash equivalents. We expect to earn interest income on our available cash balance throughout 2006.

Operating activities: The following significant factors affected our cash provided by operations of $2,168,000 in the first three months of 2006:

     -    We reported net income of $1,057,000.

     -    We recorded depreciation and amortization expense of $368,000.

     - Accounts receivable increased by $1,723,000 due to higher sales and timing of sales during the quarter.

     - Inventory increased by $1,189,000 due to anticipated demand for our products.

     - Accounts payable increased by $2,672,000 due to increased inventory purchases related to higher sales volume during the quarter.

     - Accrued liabilities increased by $1,044,000 due to the following: (1) higher income tax accrual based on the increased level of income before taxes and (2) higher consulting services accruals related to the implementation of our new companywide phone system and Oracle software. These increased accruals were partially offset by lower compensation related accruals.

     - As of March 31, 2006 and December 31, 2005, our restructuring accrual amounted to $900,000 and $1,007,000, respectively. The decrease of $107,000 is related solely to payments made on our Wallingford lease obligation. We expect to pay approximately $420,000 of these expenses per year from 2006 through 2007, and the remaining $194,000 in 2008. These payments from 2006 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $973,000 and $887,000 in the first three months of 2006 and 2005, respectively. Expenditures in 2006 included approximately $350,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $325,000 for the purchase of hardware and consulting costs related to our new phone system, $100,000 for the purchase of leasehold improvements made on the new gaming and lottery headquarters and western region service center in Las Vegas, NV and the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2006 to be approximately $2,500,000. During the remainder of 2006, we expect to invest in two significant projects: (1) the implementation of Oracle software and (2) new product tooling and tooling enhancements to our existing products.

Financing activities: We used approximately $493,000 in financing activities during the first three months of 2006, largely due to the repurchase of Company stock (approximately $698,000), partly offset by proceeds from stock option exercises (approximately $170,000).

WORKING CAPITAL

Our working capital increased to $15,459,000 at March 31, 2006 from $15,375,000 at December 31, 2005. The current ratio decreased to 2.5 to 1 at March 31, 2006 from 3.2 to 1 at December 31, 2005. The decrease in the current ratio was largely due to higher accounts payable resulting from higher sales volume and inventory purchases and an increase in income taxes payable resulting from a higher level of income before taxes, somewhat offset by higher accounts receivable and inventory levels.

DEFERRED TAXES

As of March 31, 2006, we had a net deferred tax asset of approximately $3,300,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.9 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth, N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line expiring on July 31, 2006, and a $1 million equipment loan facility, which expired in July 2005. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate and are secured by a lien on all the assets of the company. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We expect to replace or renew our credit facility during 2006.

On March 28, 2005, we received a consent from TD Banknorth, N.A. to permit us to repurchase our common stock pursuant to the terms of the Stock Repurchase Program.

On February 24, 2006, we amended the TD Banknorth Credit Facility to revise a financial covenant effective December 31, 2005.

The borrowing base of the revolving credit line under the TD Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

As of March 31, 2006, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were approximately $11,500,000 at March 31, 2006. However, our maximum additional available borrowings under the facility were limited to approximately $8,100,000 at March 31, 2006 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the Banknorth Credit Facility at March 31, 2006.

STOCK REPURCHASE PROGRAM

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of the our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. For the three months ended March 31, 2006, we repurchased a total of 74,800 shares of common stock for approximately $698,000 at an average price of $9.33 per share. As of March 31, 2006, we repurchased a total of 579,800 shares of common stock for approximately $4,565,000 at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $735,000 to $21,992,000 at March 31, 2006 from $21,257,000 at December 31, 2005. The increase was primarily due to the following for the three months ended March 31, 2006: (1) net income of $1,057,000 (2) proceeds of approximately $170,000 from the issuance of approximately 31,000 shares of common stock from stock option exercises, (3) an increase in additional paid in capital of approximately $35,000 resulting from the tax benefits resulting from the sale of employee stock from stock option exercises, and (4) compensation expense related to stock options and restricted stock of $155,000. These increases were offset by treasury stock purchases of 74,800 shares of common stock for approximately $698,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended March 31, 2006. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next 12 months.

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

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2005. No changes have occurred during the three months ended March 31, 2006.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the three months ended March 31, 2006, we had repurchased a total of 74,800 shares of common stock for approximately $698,000. As of March 31, 2006, we had repurchased a total of 579,800 shares of common stock for approximately $4,565,000, at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

The following table summarizes repurchases of our common stock in the three months ended March 31, 2006.

                                                                     Total Number of      Approximate Dollar
                                                                   Shares Purchased as     Value of Shares
                                       Total Number     Average      Part of Publicly      that May Yet Be
                                         of Shares    Price Paid        Announced        Purchased under the
Period                                   Purchased     per Share    Plans or Programs     Plans or Programs
------                                 ------------   ----------   -------------------   -------------------
January 1, 2006 - January 31, 2006            --         $  --                --              $6,133,000
February 1, 2006 - February 28, 2006          --            --                --              $6,133,000
March 1, 2006 - March 31, 2006            74,800          9.33            74,800              $5,435,000
                                          ------                          ------
Total                                     74,800         $9.33            74,800
                                          ======                          ======

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

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)


May 9, 2006                             /s/ Steven A. DeMartino
                                        ----------------------------------------
                                        Steven A. DeMartino
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Secretary
                                        (Principal Financial and
                                        Accounting Officer)

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