Form 10-Q
period 2006-06-30
TRANSACT TECHNOLOGIES INC
filed 2006-08-08
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: __________ to: ___________

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS            OUTSTANDING AS OF JULY 28, 2006
--------------   -------------------------------
COMMON STOCK,
$.01 PAR VALUE              9,773,278

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information:

   Item 1    Financial Statements (unaudited)

             Condensed  consolidated  balance  sheets as of
             June 30, 2006 and December 31, 2005                               3

             Condensed consolidated  statements of income
             for the three and six months ended
             June 30, 2006 and 2005                                            4

             Condensed  consolidated  statements of cash
             flow for the six months ended June 30, 2006 and 2005              5

             Notes to condensed consolidated financial statements         6 - 15

   Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               16 - 25

   Item 4    Controls and Procedures                                          25

PART II. Other Information:

   Item 1    Legal Proceedings                                           25 - 26

   Item 1a   Risk Factors                                                     26

   Item 2c   Stock Repurchase                                                 26

   Item 4    Submission of Matters to a Vote of Security Holders              26

   Item 6    Exhibits                                                         27

   Signatures                                                                 28

   Certifications                                                        29 - 33

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         JUNE 30,  December 31,
(In thousands)                                             2006        2005
                                                         --------  ------------
ASSETS:
Current assets:
   Cash and cash equivalents                              $ 5,721    $ 4,579
   Receivables, net                                        10,012      8,359
   Inventories                                              8,276      6,036
   Refundable income taxes                                    150        295
   Deferred tax assets                                      2,735      2,735
   Other current assets                                       355        258
                                                          -------    -------
      Total current assets                                 27,249     22,262
                                                          -------    -------
Fixed assets, net                                           5,561      4,510
Goodwill                                                    1,469      1,469
Deferred tax assets                                           557        557
Intangible and other assets, net of accumulated
   amortization of $81 and $41, respectively                  559        534
                                                          -------    -------
                                                            8,146      7,070
                                                          -------    -------
Total assets                                              $35,395    $29,332
                                                          =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                       $ 5,349    $ 2,859
   Accrued liabilities                                      4,606      3,198
   Accrued restructuring expenses                             420        420
   Deferred revenue                                           402        410
                                                          -------    -------
      Total current liabilities                            10,777      6,887
                                                          -------    -------
Accrued restructuring expenses, net of current portion        380        587
Deferred revenue, net of current portion                      316        270
Other liabilities                                             338        331
                                                          -------    -------
                                                            1,034      1,188
                                                          -------    -------
   Total liabilities                                       11,811      8,075
                                                          -------    -------

Commitments and contingencies (Note 11)

Shareholders' equity:
   Common stock                                               104        102
   Additional paid-in capital                              18,548     19,334
   Retained earnings                                        9,403      7,489
   Unamortized restricted stock compensation                   --     (1,837)
   Accumulated other comprehensive income                      94         36
   Treasury stock, 579,800 and 505,000 shares at cost      (4,565)    (3,867)
                                                          -------    -------
      Total shareholders' equity                           23,584     21,257
                                                          -------    -------
Total liabilities and shareholders' equity                $35,395    $29,332
                                                          =======    =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ------------------    ----------------
(In thousands, except per share data)     2006      2005       2006      2005
                                        -------   --------   -------   -------
Net sales                               $16,905   $ 12,346   $33,339   $24,382
Cost of sales                            11,159      8,092    21,906    16,451
                                        -------   --------   -------   -------
Gross profit                              5,746      4,254    11,433     7,931
                                        -------   --------   -------   -------

Operating expenses:
   Engineering, design and product
      development                           769        739     1,530     1,470
   Selling and marketing                  1,711      1,547     3,291     2,896
   General and administrative             1,890      1,590     3,600     2,954
                                        -------   --------   -------   -------
                                          4,370      3,876     8,421     7,320
                                        -------   --------   -------   -------
Operating income                          1,376        378     3,012       611
                                        -------   --------   -------   -------
Other income (expense):
   Interest, net                             23         20        37        40
   Other, net                               (71)        16       (82)       15
                                        -------   --------   -------   -------
                                            (48)        36       (45)       55
                                        -------   --------   -------   -------
Income before income taxes                1,328        414     2,967       666
Income tax provision                        471        147     1,053       236
                                        -------   --------   -------   -------
Net income                              $   857   $    267   $ 1,914   $   430
                                        =======   ========   =======   =======
Net income per common share:
      Basic                             $  0.09   $   0.03   $  0.20   $  0.04
      Diluted                           $  0.09   $   0.03   $  0.19   $  0.04

Shares used in per-share calculation
      Basic                               9,581      9,970     9,570     9,990
      Diluted                             9,927     10,246     9,898    10,379

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                   -----------------
(In thousands)                                                       2006      2005
                                                                   -------   -------
Cash flows from operating activities:
   Net income                                                      $ 1,914   $   430
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Share-based compensation expense                                 311       194
      Deferred income taxes                                             --       (60)
      Incremental tax benefits from stock options exercised           (233)       --
      Depreciation and amortization                                    782       808
      Changes in operating assets and liabilities:
         Receivables                                                (1,653)     (756)
         Inventories                                                (2,240)      158
         Refundable income taxes                                       145        --
         Other current assets                                          (97)      159
         Other assets                                                  (83)        1
         Accounts payable                                            2,490    (1,377)
         Accrued liabilities and other liabilities                   1,686      (532)
         Accrued restructuring expenses                               (207)     (223)
                                                                   -------   -------
            Net cash provided by (used in) operating activities      2,815   $(1,198)
                                                                   -------   -------

Cash flows from investing activities:
   Purchases of fixed assets                                        (1,775)   (1,495)
   Purchases of intangible assets                                       --      (475)
                                                                   -------   -------
      Net cash used in investing activities                         (1,775)   (1,970)
                                                                   -------   -------

Cash flows from financing activities:
   Proceeds from option exercises                                      509       311
   Purchases of common stock for treasury                             (698)     (984)
   Incremental tax benefits from stock options exercised               233        --
   Payment of expenses related to preferred stock conversion and
      registration of common stock                                      --        (3)
                                                                   -------   -------
         Net cash provided by (used in) financing activities            44      (676)
                                                                   -------   -------

Effect of exchange rate changes                                         58       (43)
                                                                   -------   -------

Increase (decrease) in cash and cash equivalents                     1,142    (3,887)
Cash and cash equivalents at beginning of period                     4,579     8,628
                                                                   -------   -------
Cash and cash equivalents at end of period                         $ 5,721   $ 4,741
                                                                   =======   =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   DESCRIPTION OF BUSINESS

     TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include gaming, lottery, banking and hospitality. Our printers are designed based on market specific requirements and are sold under the Ithaca(R) and Epic product brands. We distribute our products through OEMs, value-added resellers, selected distributors, and direct to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. We also focus on the after-market side of the business, providing printer service, supplies and spare parts.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our financial position as of June 30, 2006, the results of our operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

     The financial position and results of operations of our foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at end of period exchange rates, and related revenues and expenses have been translated at weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income. Transaction gains and losses are included in other income.

     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

     Under FAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. We have no awards with market or performance conditions. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application ("MPA"), which provides for certain changes to the method for valuing share-based compensation. Under the MPA, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to modifications or cancellations of awards that are outstanding on the effective date.

     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

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

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the six months ended June 30, 2006 was $5.91. The table below indicates the key assumptions used in the option valuation calculations for options granted in the six months ended June 30, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

                          Six months ended
                            June 30, 2006
                          ----------------
Expected option term         5.2 years
Expected volatility               78.4%
Risk-free interest rate            4.5%
Dividend yield                       0%

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     No assumptions have been disclosed for the three months ended June 30, 2006, or the three and six months ended June 30, 2005, as no stock option grants were made during these periods.

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

     Dividend Yield - We have not made any dividend payments on our common stock, and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

     Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of FAS 123. Because we established the exercise price based on the fair market value of our common stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded prior to adopting FAS 123R. We recorded compensation expense for restricted stock at the fair value of the stock at the date of grant, recognized over the service period. Each accounting period, we reported the potential dilutive impact of stock options in our diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     For purposes of pro forma disclosures under FAS 123 for the three and six months ended June 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the stock option's vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and net income per common share were as follows:

                                                           Three months ended   Six months ended
                                                                June 30,            June 30,
                                                                  2005                2005
                                                           ------------------   ---------------------
(In thousands, except per share data)
Net income available to common
   shareholders:
   Net income available to common
      shareholders, as reported                                  $ 267               $ 430
   Add: Stock-based compensation expense included
      in reported net income, net of tax                            81                 125
   Deduct: Stock-based compensation expense
      determined under fair value based method
      for all awards, net of tax                                  (226)               (395)
                                                                 -----               -----
   Pro forma net income available to common shareholders         $ 122               $ 160
                                                                 =====               =====
Net income per common share:
   Basic:
      As reported                                                $0.03               $0.04
      Pro forma                                                  $0.01               $0.02
   Diluted:
      As reported                                                $0.03               $0.04
      Pro forma                                                  $0.01               $0.02

     The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model.

     On November 2, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under our applicable stock incentive plans. As a result of the acceleration, options to acquire approximately 109,500 shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The option plans under which accelerated grants were issued are our 1996 Stock Plan, 1996 Directors' Stock Plan and the 2001 Employee Stock Plan.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the first and second quarter of 2006. During the three and six months ended June 30, 2006, we recognized compensation expense of $34,000 and $55,000, respectively, for stock options and $122,000 and $256,000, respectively, for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $55,000 and $110,000 for the three and six months ended June 30, 2006. No expense related to stock options was recorded in the three and six months ended June 30, 2005. The following table illustrates the impact of the adoption of FAS 123R on reported amounts:

                              Three months ended      Six months ended
                                 June 30, 2006          June 30, 2006
                             --------------------   --------------------
                                        Impact of              Impact of
                                As       FAS 123R      As       FAS 123R
                             Reported    Adoption   Reported    Adoption
                             --------   ---------   --------   ---------
Operating income              $1,376      $  34      $3,012      $  55
Income before income taxes    $1,328      $  34      $2,967      $  55
Net income                    $  857      $  22      $1,914      $  36
Earnings per share:
   Basic                      $ 0.09      $0.00      $ 0.20      $0.00
   Diluted                    $ 0.09      $0.00      $ 0.19      $0.00

     For the three and six months ended June 30, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. These adjustments are applied using MPA and, accordingly, have not been reflected in the 2005 financial statements.

     STOCK INCENTIVE PLANS. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors' Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. Effective upon the approval of the 2005 Equity Incentive Plan on May 25, 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors' Stock Plan or the 2001 Employee Stock Plan. At June 30, 2006, approximately 452,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                                    Weighted
                                                       Weighted      Average         Aggregate
                                                        Average      Remaining       Intrinsic
                                                       Exercise    Contractual      Value (in
                                             Options     Price    Life (in years)   thousands)
                                            --------   --------   ---------------   ----------
Options outstanding at December 31, 2005:    741,501    $ 6.10
   Granted                                   115,000    $ 8.83
   Exercised                                (102,971)   $ 4.95
   Canceled                                   (3,000)   $16.62
                                            --------
Options outstanding at June 30, 2006         750,530    $ 6.64          5.93          $3,597
                                            ========
Options exercisable at June 30, 2006         635,530    $ 6.24          5.27          $3,427
                                            ========

                             Options Outstanding
                    -------------------------------------
                                               Weighted-      Options Exercisable
                                                Average     -----------------------
                    Outstanding   Weighted-    Remaining    Exercisable   Weighted-
                         at        Average    Contractual        at        Average
Range of Exercise     June 30,     Exercise     Life (in      June 30,     Exercise
      Prices            2006        Price        years)         2006        Price
-----------------   -----------   ---------   -----------   -----------   ---------
$ 2.00  - $ 5.00      428,268       $ 3.69        5.55        428,268       $ 3.69
  5.01  -   7.50      144,262       $ 6.36        3.93        144,262       $ 6.36
  7.51  -  10.00      128,750       $ 8.75        8.73         13,750       $ 8.09
 10.01  -  25.00       13,500       $16.50        7.57         13,500       $16.50
 25.01  -  35.00       35,750       $31.66        7.91         35,750       $31.66
                      -------                                 -------
                      750,530       $ 6.64        5.93        635,530       $ 6.24
                      =======                                 =======

     As of June 30, 2006, unrecognized compensation cost related to stock options totaled $625,000, which is expected to be recognized over a weighted average period of 4.6 years.

     The total intrinsic value of stock options exercised was $575,000 and $692,000, during the three and six months ended June 30, 2006. No stock options vested during the three and six months ended June 30, 2006.

     Cash received from stock option exercises for the three and six months ended June 30, 2006 was $339,000 and $509,000, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     RESTRICTED STOCK: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                        Weighted
                                                     Average Grant
                                        Restricted     Date Fair
                                          Stock          Value
                                        ----------   -------------
Nonvested shares at December 31, 2005    187,550         $12.23
   Granted                                15,000          13.78
   Vested                                (36,684)         12.78
   Canceled                                   --             --
                                         -------
Nonvested shares at June 30, 2006        165,866         $12.25
                                         =======

     As of June 30, 2006, unrecognized compensation cost related to restricted stock totaled $1,788,000, which is expected to be recognized over a weighted average period of 3.6 years. The total fair value of restricted stock that vested during the three and six months ended June 30, 2006 was $48,000 and $338,000, respectively.

4.   INVENTORIES

     The components of inventories are:

                                              June 30,   December 31,
(In thousands)                                  2006         2005
                                              --------   ------------
Raw materials and purchased component parts    $7,456       $5,788
Finished goods                                    820          248
                                               ------       ------
                                               $8,276       $6,036
                                               ======       ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2006 and 2005.

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                         ------------------   ----------------
(In thousands)                              2006    2005         2006    2005
                                           -----   ------       -----   -----
Balance, beginning of period               $ 600   $ 644        $ 644   $ 597
Additions related to warranties issued       244     160          312     358
Warranty costs incurred                     (242)   (140)        (354)   (291)
                                           -----   -----        -----   -----
Balance, end of period                     $ 602   $ 664        $ 602   $ 664
                                           =====   =====        =====   =====

     The current portion of the accrued product warranty liability is included in accrued liabilities and the long term portion is included in other liabilities in the accompanying balance sheets.

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

     The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2006 and 2005.

                                       Three months ended   Six months ended
                                            June 30,            June 30,
                                       ------------------   ----------------
(In thousands)                            2006    2005        2006     2005
                                         -----   ------      ------   ------
Accrual balance, beginning of period     $ 900   $1,345      $1,007   $1,454
Cash payments                             (100)    (114)       (207)    (223)
                                         -----   ------      ------   ------
Accrual balance, end of period           $ 800   $1,231      $  800   $1,231
                                         =====   ======      ======   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                          Three months ended   Six months ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                            2006      2005      2006      2005
                                           ------   -------    ------   -------
Net income                                 $  857   $   267    $1,914   $   430
                                           ======   =======    ======   =======
Shares:
Basic: Weighted average common
   shares outstanding                       9,581     9,970     9,570     9,990
Add: Dilutive effect of outstanding
   options and restricted stock as
   determined by the treasury stock
   method                                     346       276       328       389
                                           ------   -------    ------   -------
Diluted: Weighted average common and
   common equivalent shares outstanding     9,927    10,246     9,898    10,379
                                           ======   =======    ======   =======
Net income per common share:
   Basic                                   $ 0.09   $  0.03    $ 0.20   $  0.04
   Diluted                                 $ 0.09   $  0.03    $ 0.19   $  0.04

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

     For the three and six months ended June 30, 2006, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 49,250 and 49,250 shares, respectively.

     For the three and six months ended June 30, 2005, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 55,250 and 52,250 shares, respectively.

8.   COMPREHENSIVE INCOME

     The following table summarizes the Company's comprehensive income:

                                          Three months ended   Six months ended
                                               June 30,             June 30,
                                          ------------------   ----------------
(In thousands)                                2006   2005         2006    2005
                                              ----   ----        ------   ----
Net income                                    $857   $267        $1,914   $430
Foreign currency translation adjustment         50    (40)           58    (43)
                                              ----   ----        ------   ----
Total comprehensive income                    $907   $227        $1,972   $387
                                              ====   ====        ======   ====

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2006 were as follows (in thousands):

Balance at December 31, 2005                           $21,257
   Net income                                            1,914
   Issuance of shares from exercise of stock options       509
   Purchases of treasury stock                            (698)
   Share-based compensation                                311
   Tax benefits from employee stock transactions           233
   Foreign currency translation adjustment                  58
                                                       -------
Balance at June 30, 2006                               $23,584
                                                       =======

10.  SIGNIFICANT TRANSACTIONS

     In March 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended June 30, 2006, no repurchases were made. During the six months ended June 30, 2006, we repurchased a total of 74,800 shares of common stock for approximately $698,000 at an average price of $9.33 per share. As of June 30, 2006, we repurchased a total of 579,800 shares of common stock for approximately $4,565,000 at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.  COMMITMENTS AND CONTINGENCIES

     In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic")in Connecticut, which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In January 2006, the California court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over, FutureLogic, FutureLogic's patent case will be transferred to the Connecticut court for consolidation with the action pending in that forum. The jurisdictional motions before the Connecticut court were fully briefed in February 2006 and await the decision of the Connecticut court. The action is currently in the pre-trial motion stage, and, as of June 30, 2006, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

     FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

13.  SUBSEQUENT EVENT

     On July 31, 2006, we amended the TD Banknorth Credit Facility to extend the expiration date of our $11.5 million revolving credit line to November 29, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; the introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe and Latin America; economic and political conditions in the United States, Australia, New Zealand, Europe and Latin America; marketplace acceptance of new products; availability of third-party components at reasonable prices; the absence of price wars or other significant pricing pressures affecting our products in the United States and abroad; risks associated with potential future acquisitions; and the outcome of lawsuits between TransAct and FutureLogic, Inc. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2005. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the six months ended June 30, 2006.

SHARE-BASED PAYMENTS - As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term. Further, as required under FAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application ("MPA"), prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

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

Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain in our condensed consolidated statement of income for the first and second quarter of 2006. During the three and six months ended June 30, 2006, we recognized compensation expense of $34,000 and $55,000, respectively, for stock options and $122,000 and $256,000, respectively, for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $55,000 and $110,000 for the three and six months ended June 30, 2006. No expense related to stock options was recorded in the three and six months ended June 30, 2005. For the three and six months ended June 30, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. This adjustment is applied using MPA and, accordingly, have not been reflected in the 2005 financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended June 30, 2006 and 2005 were as follows:

                                                                          Change
                            Three months ended   Three months ended   -------------
(In thousands)                 June 30, 2006        June 30, 2005        $       %
                            ------------------   ------------------   ------   ----
Point of sale and banking    $ 4,448    26.3%     $ 3,155    25.6%    $1,293   41.0%
Gaming and lottery             9,144    54.1%       6,027    48.8%     3,117   51.7%
TransAct Services Group        3,313    19.6%       3,164    25.6%       149    4.7%
                             -------   -----      -------   -----     ------
                             $16,905   100.0%     $12,346   100.0%    $4,559   36.9%
                             =======   =====      =======   =====     ======
International *              $ 3,068    18.1%     $ 2,941    23.8%    $  127    4.3%
                             =======   =====      =======   =====     ======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the second quarter of 2006 increased $4,559,000, or 37%, from the same period last year due to sales increases in each of our markets: point of sale ("POS") and banking (an increase of approximately $1,293,000, or 41%); gaming and lottery (an increase of approximately $3,117,000, or 52%); and the TransAct Services Group ("TSG") (an increase of $149,000, or 5%). Overall, international sales increased by $127,000, or 4%, due largely to higher international shipments of our gaming printers.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide increased approximately $1,293,000, or 41%.

                                                               Change
                 Three months ended   Three months ended   --------------
(In thousands)      June 30, 2006        June 30, 2005        $       %
                 ------------------   ------------------   ------   -----
Domestic           $4,074    91.6%      $2,463    78.1%    $1,611    65.4%
International         374     8.4%         692    21.9%      (318)  (46.0%)
                   ------   -----       ------   -----     ------
                   $4,448   100.0%      $3,155   100.0%    $1,293    41.0%
                   ======   =====       ======   =====     ======

Domestic POS and banking printer revenue increased to $4,074,000, representing a $1,611,000, or 65%, increase from the second quarter of 2005, due primarily to higher sales of (1) our line of thermal printers including our new thermal printer launched in 2005 exclusively for POS distributors and (2) our line of inkjet printers, with the most significant increase in our Bankjet(R) line of inkjet printers to existing banking customers. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. International POS and banking printer shipments decreased by approximately $318,000, or 46%, to $374,000, due primarily to lower sales to our international POS distributors in Europe and Latin America.

We expect sales into the POS and banking market for the third quarter of 2006 to be lower than those reported for the second quarter of 2006 due to lower expected banking printer shipments.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products increased by $3,117,000, or 52%, from the second quarter of 2005, primarily due to higher sales of lottery printers to GTECH and higher international gaming printer sales, partially offset by a decrease in domestic sales of our slot machine and other gaming printers.

                                                               Change
                 Three months ended   Three months ended   -------------
(In thousands)      June 30, 2006        June 30, 2005        $       %
                 ------------------   ------------------   ------   ----
Domestic           $7,205    78.8%      $4,494    74.6%    $2,711   60.3%
International       1,939    21.2%       1,533    25.4%       406   26.5%
                   ------   -----       ------   -----     ------
                   $9,144   100.0%      $6,027   100.0%    $3,117   51.7%
                   ======   =====       ======   =====     ======

Domestic sales of our gaming and lottery printers increased by $2,711,000, or 60%, due largely to a significant increase in sales of lottery printers to GTECH. Lottery printer sales to GTECH Corporation, which include thermal on-line lottery printers, increased by approximately $3,776,000, or 963%, in the second quarter of 2006 compared to the second quarter of 2005. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the third quarter of 2006 to be less than those reported in the second quarter of 2006.

The increase in domestic lottery printer sales from GTECH was partially offset by a decrease in sales of our thermal casino printers domestically, as the domestic casino market remains weak and a large slot machine manufacturer continues to deplete a large inventory position of our printers. However, despite lower domestic gaming sales, we believe that we continue to increase market share as we realize benefits from our new sales relationship with JCM American Corporation.

International gaming and lottery printer sales increased $406,000, or 27%, to $1,939,000 in the second quarter of 2006. Such sales represented 21% and 25% of total sales into our gaming and lottery market during the second quarter of 2006 and 2005, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Australia and Canada, somewhat offset by a decrease in gaming printer sales in Europe. We expect sales of our international gaming and lottery printers for the third quarter of 2006 to be higher than those reported for the second quarter of 2006, as we expect the rollout of ticket printing in Australia to accelerate.

TRANSACT SERVICES GROUP:

Revenue from the TransAct Services Group ("TSG") includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $149,000, or 5%.

                                                              Change
                 Three months ended   Three months ended   ------------
(In thousands)      June 30, 2006        June 30, 2005        $      %
                 ------------------   ------------------   ------   ---
Domestic         $2,558      77.2%    $2,448      77.4%    $110     4.5%
International       755      22.8%       716      22.6%      39     5.4%
                 ------     -----     ------     -----     ----
                 $3,313     100.0%    $3,164     100.0%    $149     4.7%
                 ======     =====     ======     =====     ====

Domestic revenue from TSG increased by approximately $110,000, to $2,558,000 largely due to higher maintenance and repair services revenue and increased sales of refurbished printers and consumable products. These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market decline. Internationally, TSG revenue for the second quarter of 2006 was consistent with that reported for the second quarter of 2005, increasing by approximately $39,000. We expect sales from TSG to continue to grow throughout the remainder of 2006, as our installed base of printers continues to grow and we derive benefits from the additional sales staff and our service center in Las Vegas, NV and expanded service center in Wallingford, CT.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased $1,492,000, or 35%, due primarily to a higher volume of sales in the second quarter of 2006 compared to the second quarter of 2005. Gross margin decreased to 34.0% from 34.5%, due primarily to a less favorable sales mix. We expect gross margin for the third quarter of 2006 to be consistent with the gross margin reported for the second quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses increased by $30,000, or 4%, to $769,000, as we incurred higher expenses related to increased engineering staffing and product development expenses related to our new line of off-premise gaming printers, which were largely offset by a decrease in costs associated with IGT's integration and attainment of jurisdictional approvals for our new Epic 950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $50,000 of IGT Integration costs in the second quarter of 2005 that did not recur in the second quarter of 2006. Engineering and product development expenses decreased as a percentage of net sales to 4.6% from 6.0%, due primarily to higher sales in the second quarter of 2006 compared to the second quarter of 2005. We expect engineering and product development expenses for the third quarter of 2006 to be lower than those reported in the second quarter of 2006 due to lower expected outside development expenses.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the second quarter of 2006 increased by $164,000, or 11%, to $1,711,000, as we incurred the full-quarter effect of expenses related to the addition of new corporate marketing staff, and new sales staff for our three Strategic Sales Units, including those for our new service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005. These increases were somewhat offset by lower travel, trade show and other promotional marketing expenses compared with the second quarter of 2005. Selling and marketing expenses decreased as a percentage of net sales to 10.1% from 12.5%, due primarily to higher sales volume in the second quarter of 2006 compared to the second quarter of 2005. We expect selling and marketing expenses to be higher in the third quarter of 2006 compared to the second quarter of 2006, as we expect to incur higher trade show, promotional marketing, and compensation-related expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $300,000, or 19%, to $1,890,000, due primarily to approximately $220,000 of legal and consulting services related to a potential acquisition that will not be consummated. The increase was also attributable to the full-quarter effect in 2006 of compensation-related expenses associated with the relocation of our accounting department from Ithaca, NY to Wallingford, CT during 2005 and increased telecommunications expenses associated with the implementation of our new companywide phone system in the first quarter of 2006. General and administrative expenses decreased as a percentage of net sales to 11.2% from 12.9%, due primarily to increased sales in proportion to higher expenses in the second quarter of 2006 as compared to the second quarter of 2005. We expect general and administrative expenses to be lower in the third quarter of 2006 compared to the second quarter of 2006, as the expenses we incurred related to a potential acquisition in the second quarter of 2006 are not expected to recur.

OPERATING INCOME. During the second quarter of 2006 we reported operating income of $1,376,000, or 8.1% of net sales, compared to $378,000, or 3.1% of net sales in the second quarter of 2005. The substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in the second quarter of 2006 resulting from higher sales and gross profit, somewhat offset by higher operating expenses, including those related to the potential acquisition explained above, compared to that of 2005.

INTEREST. We recorded net interest income of $23,000 in the second quarter of 2006 compared to $20,000 in the second quarter of 2005. Our average cash balance was slightly higher in the second quarter of 2006 as compared to the second quarter of 2005, as we did not repurchase any common stock during the second quarter of 2006. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2006. As a result, we expect to continue to report net interest income throughout 2006. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other expense of $71,000 in the second quarter of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. The U.S. dollar lost approximately 10% of its value compared to the British pound during this period. We recorded other income of $16,000 in the second quarter of 2005 due primarily to transaction exchange gains recorded resulting from the strengthening of the U.S. dollar against the British pound during this period.

INCOME TAXES. We recorded an income tax provision of $471,000 and $147,000 in the second quarter of 2006 and 2005, respectively, at an effective rate of 35.5% in each period. We expect our annual effective tax rate for 2006 to be between 35% and 36%.

NET INCOME. We reported net income during the second quarter of 2006 of $857,000, or $0.09 per diluted share, compared to net income of $267,000, or $0.03 per diluted share, for the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

NET SALES. Net sales by business unit for the current and prior year's six month period were as follows:

                                                                      Change
                            Six months ended   Six months ended   -------------
(In thousands)                June 30, 2006      June 30, 2005       $       %
                            ----------------   ----------------   ------   ----
Point of sale and banking   $ 9,112    27.3%   $ 7,109    29.1%   $2,003   28.2%
Gaming and lottery           17,788    53.4%    11,498    47.2%    6,290   54.7%
TransAct Services Group       6,439    19.3%     5,775    23.7%      664   11.5%
                            -------   -----    -------   -----    ------
                            $33,339   100.0%   $24,382   100.0%   $8,957   36.7%
                            =======   =====    =======   =====    ======
International *             $6,877     20.6%   $ 5,024    20.6%   $1,853   36.9%
                            =======   =====    =======   =====    ======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2006 increased $8,957,000, or 37%, from the prior year's first half due to double-digit sales increases in all three of our markets: POS and banking (an increase of approximately $2,003,000, or 28%); gaming and lottery (an increase of approximately $6,290,000, or 55%); and TSG (an increase of $664,000, or 12%). Overall, international sales increased by $1,853,000, or 37%, due to higher international shipments of our gaming and lottery printers, somewhat offset by lower shipments of our POS and banking printers.

POINT OF SALE AND BANKING:

Sales of our POS and banking printers worldwide increased approximately $2,003,000, or 28%.

                                                                      Change
                            Six months ended   Six months ended   --------------
(In thousands)                June 30, 2006      June 30, 2005       $       %
                            ----------------   ----------------   ------   -----
Domestic                     $8,336    91.5%    $5,881    82.7%   $2,455    41.7%
International                   776     8.5%     1,228    17.3%     (452)  (36.8%)
                             ------   -----     ------   -----    ------
                             $9,112   100.0%    $7,109   100.0%   $2,003    28.2%
                             ======   =====     ======   =====    ======

Domestic POS and banking printer sales increased to $8,336,000, representing a $2,455,000, or 42%, increase from the first half of 2005, due primarily to higher sales of (1) our line of thermal printers including our new thermal printer launched in 2005 exclusively for POS distributors and (2) our line of inkjet printers, with the most significant increase in our Bankjet(R) line of inkjet printers to existing banking customers. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. These increases were partially offset by decreasing sales of our legacy POS impact printers, as expected, as these printers are being replaced by our newer thermal and inkjet printers.

International POS and banking printer shipments decreased by approximately $452,000, or 37%, to $776,000, due primarily to lower sales to our international POS distributors in Europe and Latin America.

We expect sales into the POS and banking market for the third quarter of 2006 to be lower than those reported for the second quarter of 2006 due to lower expected banking printer shipments.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $6,290,000, or 55%, from the first half of 2005, primarily due to higher sales of lottery printers to GTECH, both domestically and internationally, and an increase in sales of our slot machine and other gaming printers internationally. These increases were somewhat offset by lower domestic sales of our slot machine and other gaming printers.

                                                                      Change
                            Six months ended   Six months ended   -------------
(In thousands)                June 30, 2006      June 30, 2005       $       %
                            ----------------   ----------------   ------   ----
Domestic                    $13,208    74.3%   $ 8,975    78.1%   $4,233   47.2%
International                 4,580    25.7%     2,523    21.9%    2,057   81.5%
                            -------   -----    -------   -----    ------
                            $17,788   100.0%   $11,498   100.0%   $6,290   54.7%
                            =======   =====    =======   =====    ======

Domestic sales of our gaming and lottery printers increased by $4,233,000, or 47%, due largely to a significant increase in sales of lottery printers to GTECH. Lottery printer sales to GTECH, which include thermal on-line lottery printers, increased by approximately $5,705,000, or 262%, in the first half of 2006 compared to the first half of 2005. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue. Based on the timing of orders, we expect sales of lottery printers to GTECH for the third quarter of 2006 to be less than those reported in the second quarter of 2006.

The increase in domestic lottery printer sales from GTECH was partially offset by a decrease in sales of our thermal casino printers domestically, as the domestic casino market remains weak and a large slot machine manufacturer continues to deplete a large inventory position of our printers. However, despite lower domestic gaming sales, we believe that we continue to gain increased market share as we realize benefits from our new sales relationship with JCM American Corporation.

International gaming and lottery printer sales increased $2,057,000, or 82%, to $4,580,000 in the first half of 2006 compared to the first half of 2005. Such sales represented 26% and 22% of total sales into our gaming and lottery market during the first half of 2006 and 2005, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Europe and Australia, as these international markets continue to expand ticket printing in slot machines and other gaming and amusement machines. In addition, we experienced higher gaming printer sales in Canada and higher international lottery printer sales to GTECH. We expect sales of our international gaming and lottery printers for the third quarter of 2006 to be higher than those reported for the second quarter of 2006, as we expect the rollout of ticket printing in Australia to accelerate.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $664,000, or 12%.

                                                                     Change
                            Six months ended   Six months ended   -----------
(In thousands)                June 30, 2006      June 30, 2005      $      %
                            ----------------   ----------------   ----   ----
Domestic                     $4,918    76.4%   $4,502     78.0%   $416    9.2%
International                 1,521    23.6%    1,273     22.0%    248   19.5%
                             ------   -----    ------    -----    ----
                             $6,439   100.0%   $5,775    100.0%   $664   11.5%
                             ======   =====    ======    =====    ====

Domestic TSG revenue increased by approximately $416,000, or 9%, to $4,918,000, largely due to higher sales of maintenance and repair services, as well as increased sales of refurbished printers and consumable products. These increases were partly offset by a decline in the sale of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market decline.

Internationally, TSG sales increased by approximately $248,000, or 20%, to $1,521,000, due largely to an increase in maintenance and repair services revenue. We expect sales from TSG to continue to grow throughout the remainder of 2006, as our installed base of printers continues to grow and we derive benefits from the additional sales staff and our service center in Las Vegas, NV and expanded service center in Wallingford, CT.

GROSS PROFIT. Gross profit increased $3,502,000, or 44%, to $11,433,000 and gross margin increased to 34.3% from 32.5%, due primarily to a higher volume of sales, somewhat offset by a less favorable sales mix, in the first half of 2006 compared to the first half of 2005. We expect gross margin for the third quarter of 2006 to be consistent with the gross margin reported for the second quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $60,000, or 4%, to $1,530,000, as we incurred higher expenses related to increased engineering staffing and product development expenses related to our new line of off-premise gaming printers, which were largely offset by a decrease in costs associated with IGT's integration and attainment of jurisdictional approvals for our Epic 950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $150,000 of IGT Integration costs in the first half of 2005 that did not recur in the first half of 2006. Engineering and product development expenses decreased as a percentage of net sales to 4.6% from 6.0%, due primarily to higher sales in the first half of 2006 compared to the first half of 2005. We expect engineering and product development expenses for the third quarter of 2006 to be lower than those reported in the second quarter of 2006 due to lower expected outside development expenses.

SELLING AND MARKETING. Selling and marketing expenses increased by $395,000, or 14%, to $3,291,000, as we incurred the full six-month effect of expenses related to the addition of new corporate marketing staff, and new sales staff for our three Strategic Sales Units, including those for our service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005. These increases were somewhat offset by lower trade show and promotional expenses compared with the first half of 2005. Selling and marketing expenses decreased as a percentage of net sales to 9.9% from 11.9%, due primarily to higher sales volume in the first half of 2006 compared to the first half of 2005. We expect selling and marketing expenses to be higher in the third quarter of 2006 compared to the second quarter of 2006, as we expect to incur higher trade show, promotional marketing, and compensation-related expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $646,000, or 22%, to $3,600,000, due primarily to (1) the full six-month effect in 2006 of compensation related expenses associated with the relocation of our accounting department from Ithaca, NY to Wallingford, CT during 2005, (2) data conversion expenses associated with our Oracle software implementation, (3) legal and consulting services related to a potential acquisition that will not be consummated and (4) increased telecommunications expenses associated with the implementation of our new companywide phone system. These increases were partially offset by a decrease in recruiting costs incurred during the first half of 2005 related to the relocation of our accounting department and the increased staffing of the TSG sales unit that did not recur in the first half of 2006. General and administrative expenses decreased as a percentage of net sales to 10.8% from 12.1%, due primarily to increased sales in proportion to higher expenses in the first half of 2006 as compared to the first half of 2005. We expect general and administrative expenses to be lower in the third quarter of 2006 compared to the second quarter of 2006, as the expenses we incurred related to a potential acquisition in the second quarter of 2006 are not expected to recur.

OPERATING INCOME. During the first half of 2006, we reported operating income of $3,012,000, or 9.0% of net sales, compared to $611,000, or 2.5% of net sales in the first half of 2005. The substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in the first half of 2006 resulting from higher sales and gross profit, somewhat offset by higher operating expenses, compared to that of 2005.

INTEREST. We recorded net interest income of $37,000 in the first half of 2006 compared to net interest income of $40,000 in the first half of 2005, due to our lower average cash balances during the first half of 2006 as compared to the first half of 2005. Our average cash balance was lower in the first half of 2006 due largely to the repurchase of $700,000 of our common stock under our stock repurchase program. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income throughout 2006. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other expense of $82,000 in the first half of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other income of $15,000 in the first half of 2005 due primarily to transaction exchange gains recorded resulting from the strengthening of the U.S. dollar against the British pound during this period.

INCOME TAXES. We recorded an income tax provision of $1,053,000 and $236,000, respectively, in the first half of 2006 and 2005, at an effective rate of 35.5% and 35.4%, respectively. We expect our annual effective tax rate for 2006 to be between 35% and 36%.

NET INCOME. We reported net income during the first half of 2006 of $1,914,000, or $0.19 per diluted share, compared to net income of $430,000, or $0.04 per diluted share, for the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first half of 2006, our cash flows reflected the results of higher sales volume and our increased investment in infrastructure, compared to the same period in 2005. Despite the repurchase of approximately $700,000 of our common stock and capital expenditures of $1,775,000 during the first half of 2006, our cash balance increased by $1,142,000 from December 31, 2005. We ended the second quarter of 2006 with approximately $5.7 million in cash and cash equivalents. We expect to earn interest income on our available cash balance throughout 2006.

Operating activities: The following significant factors affected our cash provided by operations of $2,815,000 in the first half of 2006:

     -    We reported net income of $1,914,000.

     -    We recorded depreciation and amortization expense of $782,000.

     - Accounts receivable increased by $1,653,000 due to higher sales and the timing of sales during the quarter.

     - Inventory increased by $2,240,000 due to anticipated future demand for our products.

     - Accounts payable increased by $2,490,000 due to increased inventory purchases and inventory levels related to higher sales volume during the quarter and to meet our expected future sales demand.

     - Accrued liabilities increased by $1,686,000 due to the following: (1) higher income tax accrual based on the increased level of income before taxes, (2) legal and consulting services accruals related to a potential acquisition that did not come to fruition and (3) higher consulting services accruals related to the implementation of our new companywide phone system and Oracle software.

     - As of June 30, 2006 and December 31, 2005, our restructuring accrual amounted to $800,000 and $1,007,000, respectively. The decrease of $207,000 is related solely to payments made on our Wallingford lease obligation. We expect to pay approximately $420,000 of these expenses per year in 2006 and 2007, and the remainder in 2008. These payments from 2006 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $1,775,000 and $1,495,000 in the first six months of 2006 and 2005, respectively. Expenditures in 2006 included approximately $600,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $350,000 for the purchase of hardware and consulting costs related to our new phone system, $200,000 for the purchase of leasehold improvements made on the gaming and lottery headquarters and western region service center in Las Vegas, NV and the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2006 to be approximately $2,500,000. During the remainder of 2006, we expect to invest in two significant projects: (1) the implementation of Oracle software and (2) new product tooling and tooling enhancements to our existing products.

Financing activities: We generated approximately $44,000 from financing activities during the first six months of 2006, largely due to proceeds and tax benefits from stock option exercises (approximately $742,000) partly offset by the repurchase of Company stock (approximately $698,000).

WORKING CAPITAL

Our working capital increased to $16,472,000 at June 30, 2006 from $15,375,000 at December 31, 2005. The current ratio decreased to 2.5 to 1 at June 30, 2006 from 3.2 to 1 at December 31, 2005. The decrease in the current ratio was largely due to higher accounts payable resulting from higher sales volume and inventory purchases and an increase in income taxes payable resulting from a higher level of income before taxes, somewhat offset by higher accounts receivable and inventory levels.

DEFERRED TAXES

As of June 30, 2006, we had a net deferred tax asset of approximately $3,300,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.9 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth, N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line originally expiring on July 31, 2006, and a $1 million equipment loan facility, which expired in July 2005. On July 31, 2006, we amended the TD Banknorth Credit Facility to extend the expiration date of our $11.5 million revolving credit line to November 29, 2006. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate and are secured by a lien on all the assets of the company. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We expect to replace or renew our credit facility during 2006.

In February 2006, we amended the TD Banknorth Credit Facility to revise a financial covenant effective December 31, 2005.

The borrowing base of the revolving credit line under the TD Banknorth Credit Facility is based on the lesser of (a) $11.5 million or (b) 85% of eligible accounts receivable plus (i) the lesser of (1) $5,500,000 and (2) 45% of eligible raw material inventory plus 50% of eligible finished goods inventory, less (ii) a $40,000 credit reserve.

As of June 30, 2006, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were approximately $11,500,000 at June 30, 2006. However, our maximum additional available borrowings under the facility were limited to approximately $9,300,000 at June 30, 2006 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the TD Banknorth Credit Facility at June 30, 2006.

STOCK REPURCHASE PROGRAM

In March 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of the our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. For the six months ended June 30, 2006, we repurchased a total of 74,800 shares of common stock for approximately $698,000 at an average price of $9.33 per share. As of June 30, 2006, we have repurchased a total of 579,800 shares of common stock for approximately $4,565,000 at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $2,327,000 to $23,584,000 at June 30, 2006 from $21,257,000 at December 31, 2005. The increase was primarily due to the following for the six months ended June 30, 2006: (1) net income of $1,914,000
(2) proceeds of approximately $509,000 from the issuance of approximately 103,000 shares of common stock from stock option exercises, (3) an increase in additional paid in capital of approximately $233,000 resulting from tax benefits resulting from the sale of employee stock from stock option exercises, and (4) compensation expense related to stock options and restricted stock of $311,000. These increases were offset by treasury stock purchases of 74,800 shares of common stock for approximately $698,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended June 30, 2006. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

On January 20, 2006, the California District Court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's patent case will be transferred to the District of Connecticut for consolidation with the action pending in that forum. The jurisdictional motions before the District of Connecticut were fully briefed as of February 17, 2006 and await the decision of the Connecticut court. On July 20, 2006, we filed a motion with the Connecticut court seeking a status conference to determine the future schedule of the case and the status of the jurisdictional motions. The Connecticut court has not yet scheduled such a conference. Regardless in what forum we eventually face FutureLogic's patent claims, we intend to defend against the claims vigorously, as we believe them to be without merit or factual basis. This action is in the pre-trial motion stage and we are currently unable to calculate any potential or probable liability associated with this action at this time.

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2005. No changes have occurred during the three and six months ended June 30, 2006.

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

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the six months ended June 30, 2006, we had repurchased a total of 74,800 shares of common stock for approximately $698,000 at an average price of $9.33 per share. As of June 30, 2006, we had repurchased a total of 579,800 shares of common stock for approximately $4,565,000, at an average price of $7.87 per share since the inception of the Stock Repurchase Program.

No common stock was repurchased in the three months ended June 30, 2006. Approximately $5,435,000 remains available to purchase common stock pursuant to the stock repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 18, 2006. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions are as follows:

(1) To consider and act upon a proposal to elect one Director to serve until the 2009 Annual Meeting of Stockholders or until the Director's successor has been duly elected and qualified. Nominee was Charles A. Dill. Votes cast were as follows: 8,406,260 shares for; and 59,929 shares withheld.

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2006. Votes cast were as follows: 8,443,671 shares for; 18,558 shares against; and 3,960 shares abstained.

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

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)


                                        /s/ Steven A. DeMartino
                                        ----------------------------------------
August 8, 2006                          Steven A. DeMartino
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Secretary
                                        (Principal Financial and Accounting
                                        Officer)

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