Form 10-Q
period 2006-09-30
TRANSACT TECHNOLOGIES INC
filed 2006-11-09
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          OUTSTANDING AS OF OCTOBER 28, 2006
-----                          ----------------------------------
COMMON STOCK, $.01 PAR VALUE                9,775,477

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial Information:

   Item 1  Financial Statements (unaudited)

           Condensed consolidated balance sheets as of
           September 30, 2006 and December 31, 2005                            3

           Condensed consolidated statements of income for the three
           and nine months ended September 30, 2006 and 2005                   4

           Condensed consolidated statements of cash flow for the
           nine months ended September 30, 2006 and 2005                       5

           Notes to condensed consolidated financial statements           6 - 16

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           17 - 26

   Item 4  Controls and Procedures                                            26

PART II.   Other Information:

   Item 1  Legal Proceedings                                                  27

   Item 1a Risk Factors                                                       27

   Item 2c Stock Repurchase                                                   28

   Item 6  Exhibits                                                           29

   Signatures                                                                 30

   Certifications                                                        32 - 35

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         SEPTEMBER 30,   December 31,
(In thousands)                                                2006           2005
                                                         -------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                $ 4,629        $ 4,579
   Receivables, net                                          10,534          8,359
   Inventories                                                7,430          6,036
   Refundable income taxes                                      178            295
   Deferred tax assets                                        2,614          2,735
   Other current assets                                         455            258
                                                            -------        -------
      Total current assets                                   25,840         22,262
                                                            -------        -------
Fixed assets, net                                             5,922          4,510
Goodwill                                                      1,469          1,469
Deferred tax assets                                             702            557
Intangible and other assets, net of accumulated
   amortization of $102 and $41, respectively                   529            534
                                                            -------        -------
                                                              8,622          7,070
                                                            -------        -------
Total assets                                                $34,462        $29,332
                                                            =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                         $ 3,268        $ 2,859
   Accrued liabilities                                        4,337          3,198
   Accrued restructuring expenses                               420            420
   Deferred revenue                                             456            410
                                                            -------        -------
      Total current liabilities                               8,481          6,887
                                                            -------        -------
Accrued restructuring expenses, net of current portion          281            587
Deferred revenue, net of current portion                        562            270
Other liabilities                                               327            331
                                                            -------        -------
                                                              1,170          1,188
                                                            -------        -------
   Total liabilities                                          9,651          8,075
                                                            -------        -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Common stock                                                 104            102
   Additional paid-in capital                                18,866         19,334
   Retained earnings                                         10,422          7,489
   Unamortized restricted stock compensation                     --         (1,837)
   Accumulated other comprehensive income                       138             36
   Treasury stock, 597,300 and 505,000 shares at cost        (4,719)        (3,867)
                                                            -------        -------
      Total shareholders' equity                             24,811         21,257
                                                            -------        -------
Total liabilities and shareholders' equity                  $34,462        $29,332
                                                            =======        =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS        NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
(In thousands, except per share data)                      2006      2005      2006      2005
                                                         -------   -------   -------   -------
Net sales                                                $15,276   $14,210   $48,615   $38,592
Cost of sales                                              9,838     9,634    31,744    26,085
                                                         -------   -------   -------   -------
Gross profit                                               5,438     4,576    16,871    12,507
                                                         -------   -------   -------   -------
Operating expenses:
   Engineering, design and product development               621       637     2,151     2,107
   Selling and marketing                                   1,593     1,627     4,884     4,523
   General and administrative                              1,671     1,624     5,271     4,578
                                                         -------   -------   -------   -------
                                                           3,885     3,888    12,306    11,208
                                                         -------   -------   -------   -------
Operating income                                           1,553       688     4,565     1,299
                                                         -------   -------   -------   -------
Other income (expense):
   Interest, net                                              25        19        62        59
   Other, net                                                (55)        7      (137)       22
                                                         -------   -------   -------   -------
                                                             (30)       26       (75)       81
                                                         -------   -------   -------   -------
Income before income taxes                                 1,523       714     4,490     1,380
Income taxes                                                 504        40     1,557       276
                                                         -------   -------   -------   -------
Net income                                               $ 1,019   $   674   $ 2,933   $ 1,104
                                                         =======   =======   =======   =======
Net income per common share:
   Basic                                                 $  0.11   $  0.07   $  0.31   $  0.11
   Diluted                                               $  0.10   $  0.07   $  0.30   $  0.11
Shares used in per-share calculation
   Basic                                                   9,623     9,817     9,588     9,932
   Diluted                                                 9,898    10,078     9,898    10,268

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
(In thousands)                                             2006      2005
                                                         -------   -------
Cash flows from operating activities:
   Net income                                            $ 2,933   $ 1,104
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Share-based compensation expense                       422       326
      Deferred income taxes                                  (24)     (111)
      Incremental tax benefits from stock options
         exercised                                          (275)       --
      Depreciation and amortization                        1,190     1,165
      Changes in operating assets and liabilities:
         Receivables                                      (2,175)     (456)
         Inventories                                      (1,394)      477
         Refundable income taxes                             117        --
         Other current assets                               (197)      195
         Other assets                                        (76)        2
         Accounts payable                                    409      (245)
         Accrued liabilities and other liabilities         1,748      (830)
         Accrued restructuring expenses                     (306)     (333)
                                                         -------   -------
            Net cash provided by operating activities      2,372   $ 1,294
                                                         -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                              (2,521)   (2,042)
   Purchases of intangible assets                             --      (510)
                                                         -------   -------
      Net cash used in investing activities               (2,521)   (2,552)
                                                         -------   -------
Cash flows from financing activities:
   Proceeds from stock option exercises                      674       332
   Purchases of common stock for treasury                   (852)   (3,135)
   Incremental tax benefits from stock options
      exercised                                              275        --
   Payment of expenses related to preferred stock
      conversion and registration of common stock             --        (3)
                                                         -------   -------
      Net cash provided by (used in) financing
         activities                                           97    (2,806)
                                                         -------   -------
Effect of exchange rate changes                              102       (66)
                                                         -------   -------
Increase (decrease) in cash and cash equivalents              50    (4,130)
Cash and cash equivalents at beginning of period           4,579     8,628
                                                         -------   -------
Cash and cash equivalents at end of period               $ 4,629   $ 4,498
                                                         =======   =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   DESCRIPTION OF BUSINESS

     TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include gaming, lottery, banking and hospitality. Our printers are designed based on market specific requirements and are sold under the Ithaca(R) and Epic product brands. We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2006, the results of our operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K.

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

     The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

     In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

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

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the nine months ended September 30, 2006 was $5.91. The table below indicates the key assumptions used in the option valuation calculations for options granted in the nine months ended September 30, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

                           Nine months ended
                          September 30, 2006
                          ------------------
Expected option term           5.2 years
Expected volatility                78.4%
Risk-free interest rate             4.5%
Dividend yield                        0%

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     No assumptions have been disclosed for the three months ended September 30, 2006, or the three and nine months ended September 30, 2005, as no stock option grants were made during these periods.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     For purposes of pro forma disclosures under FAS 123 for the three and nine months ended September 30, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the stock option's vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and net income per common share were as follows:

                                               Three months ended   Nine months ended
                                                  September 30,       September 30,
(In thousands, except per share data)                 2005                 2005
                                               ------------------   -----------------
Net income available to common shareholders:
   Net income available to common
      shareholders, as reported                      $ 674               $1,104
   Add: Stock-based compensation expense
      included in reported net income, net
      of tax                                            84                  206
   Deduct: Stock-based compensation expense
      determined under fair value based
      method for all awards, net of tax               (167)                (556)
                                                     -----               ------
   Pro forma net income available to common
      shareholders                                   $ 591               $  754
                                                     =====               ======
Net income per common share:
   Basic:
      As reported                                    $0.07               $ 0.11
      Pro forma                                      $0.06               $ 0.08
   Diluted:
      As reported                                    $0.07               $ 0.11
      Pro forma                                      $0.06               $ 0.07

     The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and nine months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the first, second and third quarters of 2006. During the three and nine months ended September 30, 2006, we recognized compensation expense of $26,000 and $80,000, respectively, for stock options and $85,000 and $341,000, respectively, for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $39,000 and $149,000 for the three and nine months ended September 30, 2006. No expense related to stock options was recorded in the three and nine months ended September 30, 2005. The following table illustrates the impact of the adoption of FAS 123R on reported amounts:

                                Three months ended        Nine months ended
                                September 30, 2006        September 30, 2006
                             -----------------------   -----------------------
                                           Impact of                 Impact of
                                            FAS 123R                  FAS 123R
                             As Reported    Adoption   As Reported    Adoption
                             -----------   ---------   -----------   ---------
Operating income                $1,553       $  26        $4,565       $  80
Income before income taxes      $1,523       $  26        $4,490       $  80
Net income                      $1,019       $  17        $2,933       $  52
Earnings per share:
   Basic                        $ 0.11       $0.00        $ 0.31       $0.01
   Diluted                      $ 0.10       $0.00        $ 0.30       $0.01

     For the three and nine months ended September 30, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. This adjustment was applied using MPA and, accordingly, has not been reflected in the 2005 financial statements.

     STOCK INCENTIVE PLANS. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors' Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. Effective upon the approval of the 2005 Equity Incentive Plan on May 25, 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors' Stock Plan or the 2001 Employee Stock Plan. At September 30, 2006, approximately 462,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                   Weighted
                                    Weighted       Average        Aggregate
                                     Average      Remaining       Intrinsic
                                    Exercise     Contractual      Value (in
                          Options     Price    Life (in years)   thousands)
                         --------   --------   ---------------   ----------
Options outstanding at
   December 31, 2005:     741,501    $ 6.10
   Granted                115,000    $ 8.83
   Exercised             (132,607)   $ 5.08
   Canceled               (13,000)   $10.62
                         --------
Options outstanding at
   September 30, 2006     710,894    $ 6.65          5.85          $2,560
                         ========
Options exercisable at
   September 30, 2006     605,894    $ 6.27          5.25          $2,507
                         ========

                                    Options Outstanding                    Options Exercisable
                         ----------------------------------------   ---------------------------------
                                                       Weighted-
                                                        Average
                                          Weighted-    Remaining
                         Outstanding at    Average    Contractual   Exercisable at
Range of                  September 30,    Exercise     Life (in     September 30,   Weighted-Average
Exercise Prices               2006          Price        years)          2006         Exercise Price
---------------          --------------   ---------   -----------   --------------   ----------------
$ 2.00 - $ 5.00              426,719        $ 3.70        5.29           426,719          $ 3.70
  5.01 -   7.50              116,175        $ 6.53        4.59           116,175          $ 6.53
  7.51 -  10.00              118,750        $ 8.74        8.41            13,750          $ 8.09
 10.01 -  25.00               13,500        $16.50        7.32            13,500          $16.50
 25.01 -  35.00               35,750        $31.66        7.66            35,750          $31.66
                             -------                                     -------
                             710,894        $ 6.65        5.85           605,894          $ 6.27
                             =======                                     =======

     As of September 30, 2006, unrecognized compensation cost related to stock options totaled $540,000, which is expected to be recognized over a weighted average period of 4.3 years.

     The total intrinsic value of stock options exercised was $116,000 and $808,000, during the three and nine months ended September 30, 2006. No stock options vested during the three and nine months ended September 30, 2006.

     Cash received from stock option exercises for the three and nine months ended September 30, 2006 was $165,000 and $674,000, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     RESTRICTED STOCK: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                         Weighted
                                                      Average Grant
                                         Restricted     Date Fair
                                            Stock         Value
                                         ----------   -------------
Nonvested shares at December 31, 2005      187,550        $12.23
   Granted                                  15,000         13.78
   Vested                                  (36,684)        12.78
   Canceled                                (11,500)        12.70
                                           -------
Nonvested shares at September 30, 2006     154,366        $12.22
                                           =======

     As of September 30, 2006, unrecognized compensation cost related to restricted stock totaled $1,557,000, which is expected to be recognized over a weighted average period of 3.3 years. The total fair value of restricted stock that vested during the three and nine months ended September 30, 2006 was $0 and $338,000, respectively.

4.   INVENTORIES

     The components of inventories are:

                                              September 30,   December 31,
(In thousands)                                     2006           2005
                                              -------------   ------------
Raw materials and purchased component parts       $6,976         $5,788
Finished goods                                       454            248
                                                  ------         ------
                                                  $7,430         $6,036
                                                  ======         ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2006 and 2005.

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                         ------------------   -----------------
(In thousands)                             2006       2005      2006      2005
                                         --------   -------   --------   ------
Balance, beginning of period               $ 602     $ 664      $ 644    $ 597
Additions related to warranties issued        84       115        396      473
Warranty costs incurred                     (144)     (137)      (498)    (428)
                                           -----     -----      -----    -----
Balance, end of period                     $ 542     $ 642      $ 542    $ 642
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

     The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2006 and 2005.

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
(In thousands)                              2006    2005         2006     2005
                                            ----   ------       ------   ------
Accrual balance, beginning of period        $800   $1,231       $1,007   $1,454
Cash payments                                (99)    (110)        (306)    (333)
                                            ----   ------       ------   ------
Accrual balance, end of period              $701   $1,121       $  701   $1,121
                                            ====   ======       ======   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2006      2005       2006      2005
                                           ------   -------     ------   -------
Net income                                 $1,019   $   674     $2,933   $ 1,104
                                           ======   =======     ======   =======
Shares:
Basic: Weighted average common shares
   outstanding                              9,623     9,817      9,588     9,932
Add: Dilutive effect of outstanding
   options and restricted stock as
   determined by the treasury stock
   method
                                              275       261        310       336
                                           ------   -------     ------   -------
Diluted: Weighted average common and
   common equivalent shares outstanding     9,898    10,078      9,898    10,268
                                           ======   =======     ======   =======
Net income per common share:
   Basic                                   $ 0.11   $  0.07     $ 0.31   $  0.11
   Diluted                                 $ 0.10   $  0.07     $ 0.30   $  0.11

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

7.   EARNINGS PER SHARE (CONTINUED)

     Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury stock method.

     For the three and nine months ended September 30, 2006, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 101,750 and 49,250 shares, respectively. For the three and nine months ended September 30, 2005, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 55,250 and 52,250 shares, respectively.

8.   COMPREHENSIVE INCOME

     The following table summarizes the Company's comprehensive income:

                                                       Three months ended   Nine months ended
                                                          September 30,       September 30,
                                                       ------------------   -----------------
(In thousands)                                            2006    2005        2006     2005
                                                         ------   ----       ------   ------
Net income                                               $1,019   $674       $2,933   $1,104
Foreign currency translation
adjustment                                                   44    (23)         102      (66)
                                                         ------   ----       ------   ------
Total comprehensive income                               $1,063   $651       $3,035   $1,038
                                                         ======   ====       ======   ======

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 2006 were as follows (in thousands):

Balance at December 31, 2005                           $21,257
   Net income                                            2,933
   Issuance of shares from exercise of stock options       674
   Purchases of treasury stock                            (852)
   Share-based compensation                                422
   Tax benefits from employee stock transactions           275
   Foreign currency translation adjustment                 102
                                                       -------
Balance at September 30, 2006                          $24,811
                                                       =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.  STOCK REPURCHASE PROGRAM

     In March 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended September 30, 2006, we repurchased a total of 17,500 shares of common stock for approximately $154,000 at an average price of $8.81 per share. During the nine months ended September 30, 2006, we repurchased a total of 92,300 shares of common stock for approximately $852,000 at an average price of $9.23 per share. As of September 30, 2006, we have repurchased a total of 597,300 shares of common stock for approximately $4,719,000 at an average price of $7.90 per share since the inception of the Stock Repurchase Program.

11.  COMMITMENTS AND CONTINGENCIES

     In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic") in Connecticut, which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In January 2006, the California court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's case will be transferred to the Connecticut court for consolidation with the action pending in that forum. In September 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. The California District Court has been notified of this development. The action is currently in the pre-trial motion stage and, as of September 30, 2006, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of SAB No. 108 on the Company's financial position and results of operations; the impact is not expected to be material.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FASB 157 on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to, customer acceptance and market share gains, both domestically and internationally, in the face of substantial competition from competitors that have broader lines of products and greater financial resources; the introduction of new products into the marketplace by competitors; successful product development; dependence on significant customers; dependence on significant vendors; the ability to recruit and retain quality employees as we grow; dependence on third parties for sales outside the United States including Australia, New Zealand, Europe, Latin America and Asia; economic and political conditions in the United States, Australia, New
Zealand, Europe, Latin America and Asia; marketplace acceptance of new products; availability of third-party components at reasonable prices; the absence of price wars or other significant pricing pressures affecting our products in the United States and abroad; risks associated with potential future acquisitions; and the outcome of lawsuits between TransAct and FutureLogic, Inc. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.


CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, contingent liabilities and restructuring accruals. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2005. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the nine months ended September 30, 2006.

SHARE-BASED PAYMENTS - As of January 1, 2006, we account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"). We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected term. Further, as required under FAS 123R, we now estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application ("MPA"), prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled.

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

Upon adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted awards that remain outstanding as of January 1, 2006, in our condensed consolidated statement of income for the first, second and third quarters of 2006. During the three and nine months ended September 30, 2006, we recognized compensation expense of $26,000 and $80,000, respectively, for stock options and $85,000 and $341,000, respectively, for restricted stock, which was recorded in our condensed consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $39,000 and $149,000 for the three and nine months ended September 30, 2006. No expense related to stock options was recorded in the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. This adjustment is applied using MPA and, accordingly, has not been reflected in the 2005 financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended September 30, 2006 and 2005 were as follows:

                                                                           Change
                            Three months ended   Three months ended   ---------------
(In thousands)              September 30, 2006   September 30, 2005      $        %
                            ------------------   ------------------   -------   -----
Point of sale and banking    $ 3,606    23.6%     $ 5,544    39.0%    $(1,938)  (35.0%)
Gaming and lottery             8,495    55.6%       5,833    41.0%      2,662    45.6%
TransAct Services Group        3,175    20.8%       2,833    20.0%        342    12.1%
                             -------   -----      -------   -----     -------
                             $15,276   100.0%     $14,210   100.0%    $ 1,066     7.5%
                             =======   =====      =======   =====     =======
International*               $ 3,790    24.8%     $ 4,220    29.7%    $  (430)  (10.2%)
                             =======   =====      =======   =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the third quarter of 2006 increased $1,066,000, or 8%, from the same period last year due primarily to higher printer shipments into our gaming and lottery market (an increase of approximately $2,662,000, or 46%), offset by lower printer shipments into our point of sale ("POS") and banking market (a decrease of approximately $1,938,000, or 35%). Sales by the TransAct Services Group ("TSG") also contributed to the net increase in sales for the third quarter of 2006 (an increase of $342,000, or 12%). Overall, international sales decreased by $430,000, or 10%, due to lower international shipments of both our POS and gaming printers.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide decreased approximately $1,938,000, or 35%.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)   September 30, 2006   September 30, 2005      $        %
                 ------------------   ------------------   -------   -----
Domestic           $3,449    95.6%      $5,173    93.3%    $(1,724)  (33.3%)
International         157     4.4%         371     6.7%       (214)  (57.7%)
                   ------   -----       ------   -----     -------
                   $3,606   100.0%      $5,544   100.0%    $(1,938)  (35.0%)
                   ======   =====       ======   =====     =======

Domestic POS and banking printer revenue decreased to $3,449,000, representing a $1,724,000, or 33%, decrease from the third quarter of 2005, due primarily to lower sales of (1) our Bankjet(R) line of inkjet printers due to shipments to a top-tier financial services company in the third quarter 2005 that did not repeat in the third quarter of 2006 and (2) our legacy line of POS impact printers as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the POS and banking market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that were at lower average selling prices. And, although our unit sales volume has remained relatively consistent in 2006 as compared to 2005, our total sales have declined due to lower average selling prices of thermal and inkjet printers as compared to impact printers. These decreases were partly offset by increased printer shipments of our line of thermal printers including our new thermal printer launched exclusively for POS distributors. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur.

International POS and banking printer shipments decreased by approximately $214,000, or 58%, to $157,000, due primarily to lower sales to our international POS distributors in Latin America.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products increased by $2,662,000, or 46%, from the third quarter of 2005, primarily due to higher domestic gaming printer sales, partially offset by a decrease in international sales of our slot machine and other gaming printers.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)   September 30, 2006   September 30, 2005      $        %
                 ------------------   ------------------   -------   -----
Domestic           $5,727    67.4%      $2,720    46.6%    $3,007    110.6%
International       2,768    32.6%       3,113    53.4%      (345)   (11.1%)
                   ------   -----       ------   -----     ------
                   $8,495   100.0%      $5,833   100.0%    $2,662     45.6%
                   ======   =====       ======   =====     ======

Domestic sales of our gaming and lottery printers increased by $3,007,000, or 111%, due largely to an increase of approximately $2,845,000 in sales of our thermal casino printers driven primarily by increased market share as we realize benefits from our sales relationship with JCM American Corporation. Lottery printer sales to GTECH (excluding any international sales), which include thermal on-line lottery printers, increased by approximately $162,000, or 12%, in the third quarter of 2006 compared to the third quarter of 2005. However, our quarterly sales for the third quarter of 2006 to GTECH decreased $2,361,000 from the second quarter of 2006. Our quarterly sales are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly between quarters. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

International gaming and lottery printer sales decreased $345,000, or 11%, to $2,768,000 in the third quarter of 2006. Such sales represented 33% and 53% of total sales into our gaming and lottery market during the third quarter of 2006 and 2005, respectively. This decrease was due primarily to decreased sales of our gaming printers in (1) Canada and (2) Europe, primarily due to government issues that have suspended new installations of casino printers in Russia. These decreases were offset by continued growth in gaming printer sales in Asia and Australia as these international markets continue to expand ticket printing in slot machines and other gaming machines.

TRANSACT SERVICES GROUP:

Revenue from the TransAct Services Group ("TSG") includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $342,000, or 12%.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)   September 30, 2006   September 30, 2005       $      %
                 ------------------   ------------------     ----   ----
Domestic         $2,310      72.8%    $2,097      74.0%      $213   10.2%
International       865      27.2%       736      26.0%       129   17.5%
                 ------     -----     ------     -----       ----
                 $3,175     100.0%    $2,833     100.0%      $342   12.1%
                 ======     =====     ======     =====       ====

Domestic revenue from TSG increased by approximately $213,000, to $2,310,000 largely due to higher maintenance contract revenue and increased sales of consumable products, including higher sales of inkjet cartridges as we began to benefit from the new agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy impact printers, as the installed base of these legacy printers in the market declines. Internationally, TSG revenue increased by approximately $129,000 to $865,000 largely due to an increase in services revenue and increased sales of consumable products.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased $862,000, or 19%, and gross margin increased to 35.6% from 32.2% due primarily to a higher volume of sales and a more favorable sales mix in the third quarter of 2006 compared to the third quarter of 2005, as well as lower product costs resulting from increased sourcing of components for our printers in Asia. We expect gross margin for the fourth quarter of 2006 to be consistent with the gross margin reported for the third quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased by $16,000, or 3%, to $621,000, as we incurred lower outside design and development expenses, which were largely offset by higher expenses related to increased engineering staffing and other employee compensation expenses. Engineering and product development expenses decreased as a percentage of net sales to 4.1% from 4.5%, due primarily to higher sales in the third quarter of 2006 compared to the third quarter of 2005. We expect engineering and product development expenses for the fourth quarter of 2006 to be higher than those reported in the third quarter of 2006 due to higher expected outside development expenses.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the third quarter of 2006 decreased by $34,000, or 2%, to $1,593,000, due primarily to lower travel, trade show, advertising and other promotional marketing expenses compared with the third quarter of 2005. These decreases were largely offset by the full-quarter effect of expenses related to the addition of new corporate marketing staff, and new sales staff for our three strategic sales units, including those for our new service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005 and increased expenses related to the redesign of our website that we re-launched in August 2006. Selling and marketing expenses decreased as a percentage of net sales to 10.4% from 11.4%, due primarily to higher sales volume in the third quarter of 2006 compared to the third quarter of 2005. We expect selling and marketing expenses to be higher in the fourth quarter of 2006 compared to the third quarter of 2006, as we expect to incur higher trade show and promotional marketing expenses due to the increased number of trade shows we typically attend in the fourth quarter (including FS/Tec, BAI Retail Delivery Conference & Expo and the Global Gaming Expo), as well as higher compensation-related expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $47,000, or 3%, to $1,671,000, due primarily to increased incentive compensation expenses and expenses associated with the Company's Oracle implementation including temporary help, travel and compensation related expenses. These increases were partially offset by lower professional fees. General and administrative expenses decreased as a percentage of net sales to 10.9% from 11.4%, due primarily to higher sales volume in the third quarter of 2006 compared to the third quarter of 2005. We expect general and administrative expenses to be higher in the fourth quarter of 2006 compared to the third quarter of 2006 due to expected higher professional fees related to the Company's year-end audit and compensation related expenses.

OPERATING INCOME. During the third quarter of 2006 we reported operating income of $1,553,000, or 10.2% of net sales, compared to $688,000, or 4.8% of net sales in the third quarter of 2005. The substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in the third quarter of 2006 resulting from higher sales and gross profit, and a consistent level of operating expenses, compared to that of 2005.

INTEREST. We recorded net interest income of $25,000 in the third quarter of 2006 compared to $19,000 in the third quarter of 2005, as we improved our overall rate of return on our invested cash balance during the third quarter of 2006 as compared to the third quarter of 2005. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2006. As a result, we expect to continue to report net interest income throughout 2006. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other expense of $55,000 in the third quarter of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other income of $7,000 in the third quarter of 2005 due primarily to transaction exchange gains recorded resulting from the strengthening of the U.S. dollar against the British pound during this period.

INCOME TAXES. We recorded an income tax provision of $504,000 and $40,000 in the third quarter of 2006 and 2005, respectively, at an effective rate of 33.1% and 5.6%, respectively. The lower effective tax rate for the third quarter of 2005 resulted primarily from the recognition of approximately $138,000 of certain discrete tax benefits combined with a low level of taxable income during the third quarter of 2005 as compared to the third quarter of 2006. In addition, our effective tax rate for the third quarter of 2005 was also impacted, to a lesser extent, by a downward revision of our estimated effective tax rate for 2005 based on the Company's anticipated taxable income. The effective tax rate for the third quarter of 2006 was impacted by the recognition of approximately $38,000 of discrete tax benefits during the quarter. We expect our annual effective tax rate for the full year 2006 to be approximately 35%.

NET INCOME. We reported net income during the third quarter of 2006 of $1,019,000, or $0.10 per diluted share, compared to net income of $674,000, or $0.07 per diluted share, for the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

NET SALES. Net sales by market for the current and prior year's nine month period were as follows:

                                                                          Change
                             Nine months ended    Nine months ended   --------------
(In thousands)              September 30, 2006   September 30, 2005      $       %
                            ------------------   ------------------   -------   ----
Point of sale and banking    $12,718    26.2%     $12,653    32.8%    $    65    0.5%
Gaming and lottery            26,283    54.0%      17,331    44.9%      8,952   51.7%
TransAct Services Group        9,614    19.8%       8,608    22.3%      1,006   11.7%
                             -------   -----      -------   -----     -------
                             $48,615   100.0%     $38,592   100.0%    $10,023   26.0%
                             =======   =====      =======   =====     =======
International*               $10,667    21.9%     $ 9,244    24.0%    $ 1,423   15.4%
                             =======   =====      =======   =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2006 increased $10,023,000, or 26%, from the prior year's first nine months due to sales increases in all three of our markets: POS and banking (an increase of approximately $65,000, or 1%); gaming and lottery (an increase of approximately $8,952,000, or 52%); and TSG (an increase of $1,006,000, or 12%). Overall, international sales increased by $1,423,000, or 15%, due to higher international shipments of our gaming and lottery printers as well as increased TSG sales internationally, somewhat offset by lower international shipments of our POS and banking printers.

POINT OF SALE AND BANKING:

Sales of our POS and banking printers worldwide increased approximately $65,000, or 1%.

                                                               Change
                  Nine months ended    Nine months ended   ---------------
(In thousands)   September 30, 2006   September 30, 2005      $        %
                 ------------------   ------------------   -------   -----
Domestic          $11,785    92.7%     $11,054    87.4%     $ 731      6.6%
International         933     7.3%       1,599    12.6%      (666)   (41.7%)
                  -------   -----      -------   -----      -----
                  $12,718   100.0%     $12,653   100.0%     $  65      0.5%
                  =======   =====      =======   =====      =====

Domestic POS and banking printer sales increased to $11,785,000, representing a $731,000, or 7%, increase from the first nine months of 2005, due primarily to higher sales of (1) our Bankjet(R) line of inkjet printers to existing banking customers and (2) our line of thermal printers including our new thermal printer launched in 2005 exclusively for POS distributors. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. These increases were offset by lower sales of our legacy line of POS impact printers, as expected, as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the POS and banking market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that were at lower average selling prices. And, although our unit sales volume has remained relatively consistent in 2006 compares to 2005, our total sales has declined due to lower average selling prices of thermal and inkjet printers as compared to impact printers.

International POS and banking printer shipments decreased by approximately $666,000, or 42%, to $933,000, due primarily to lower sales to our international POS distributors in Europe and Latin America.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers increased by $8,952,000, or 52%, from the first nine months of 2005, primarily due to higher sales of lottery printers to GTECH, both domestically and internationally, and an increase in sales of our slot machine and other gaming printers, both domestically and internationally.

                                                               Change
                  Nine months ended    Nine months ended   --------------
(In thousands)   September 30, 2006   September 30, 2005      $       %
                 ------------------   ------------------   -------   ----
Domestic          $18,935    72.0%    $11,695     67.5%    $7,240    61.9%
International       7,348    28.0%      5,636     32.5%     1,712    30.4%
                  -------   -----     -------    -----     ------
                  $26,283   100.0%    $17,331    100.0%    $8,952    51.7%
                  =======   =====     =======    =====     ======

Domestic sales of our gaming and lottery printers increased by $7,240,000, or 62%, due largely to a significant increase in both sales of lottery printers to GTECH and thermal casino printers. Lottery printer sales to GTECH (excluding any international sales), which include thermal on-line lottery printers, increased by approximately $4,826,000, or 138%, in the first nine months of 2006 compared to the first nine months of 2005. Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly between quarters. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

Domestic casino printer sales increased by approximately $2,414,000 driven primarily by increased market share as we continue to benefit from our sales relationship with JCM American Corporation.

International gaming and lottery printer sales increased $1,712,000, or 30%, to $7,348,000 in the first nine months of 2006 compared to the first nine months of 2005. Such sales represented 28% and 33% of total sales into our gaming and lottery market during the first nine months of 2006 and 2005, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Australia and Asia, as these international markets continue to expand ticket printing in slot machines and other gaming machines. In addition, we experienced higher gaming printer sales in Canada and higher international lottery printer sales to GTECH.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $1,006,000, or 12%.

                                                               Change
                  Nine months ended    Nine months ended   --------------
(In thousands)   September 30, 2006   September 30, 2005      $       %
                 ------------------   ------------------   -------   ----
Domestic         $7,228      75.2%    $6,599      76.7%    $  629     9.5%
International     2,386      24.8%     2,009      23.3%       377    18.8%
                 ------     -----     ------     -----     ------
                 $9,614     100.0%    $8,608     100.0%    $1,006    11.7%
                 ======     =====     ======     =====     ======

Domestic TSG revenue increased by approximately $629,000, or 10%, to $7,228,000, largely due to higher sales of maintenance and repair services, as well as increased sales of refurbished printers and consumable products. These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy impact printers, as the installed base of these legacy printers in the market declines. Internationally, TSG sales increased by approximately $377,000, or 19%, to $2,386,000, due largely to an increase in maintenance and repair services revenue, as well as increased sales of consumable products.

GROSS PROFIT. Gross profit increased $4,364,000, or 35%, to $16,871,000 and gross margin increased to 34.7% from 32.4%, due primarily to a higher volume of sales and a more favorable sales mix in the first nine months of 2006 compared to the first nine months of 2005, as well as lower product costs resulting from increased sourcing of components for our printers in Asia.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $44,000, or 2%, to $2,151,000, as we incurred higher expenses related to increased engineering staffing and product development expenses related to our new line of off-premise gaming printers, which were largely offset by a decrease in costs associated with International Game Technology's ("IGT") integration and attainment of jurisdictional approvals for our Epic 950(TM) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $150,000 of IGT Integration costs in the first nine months of 2005 that did not recur in the first nine months of 2006. Engineering and product development expenses decreased as a percentage of net sales to 4.4% from 5.5%, due primarily to higher sales in the first nine months of 2006 compared to the first nine months of 2005.

SELLING AND MARKETING. Selling and marketing expenses increased by $361,000, or 8%, to $4,884,000, as we incurred the full nine-month effect in 2006 of expenses related to the addition of new corporate marketing staff, and new sales staff for our three strategic sales units, including those for our service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005. We also incurred increased expenses related to the redesign of our website that we re-launched in August 2006. These increases were somewhat offset by lower travel, trade show, advertising and other promotional marketing expenses compared with the first nine months of 2005. Selling and marketing expenses decreased as a percentage of net sales to 10.0% from 11.7%, due primarily to higher sales volume in proportion to a higher level of expenses in the first nine months of 2006 compared to the first nine months of 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $693,000, or 15%, to $5,271,000, due primarily to (1) the full nine-month effect in 2006 of compensation related expenses associated with the relocation of our accounting department from Ithaca, NY to Wallingford, CT during 2005, (2) expenses associated with the Company's Oracle implementation including data conversion expenses, temporary help, travel and compensation related expenses,
(3) approximately $220,000 of legal and consulting services related to a potential acquisition that was not consummated and (4) increased telecommunications expenses associated with the implementation of our new company-wide phone system. These increases were partially offset by lower travel expenses and a decrease in recruiting costs incurred during the first nine months of 2005 related to the relocation of our accounting department and the increased staffing of the TSG sales unit that did not recur in the first nine months of 2006. General and administrative expenses decreased as a percentage of net sales to 10.8% from 11.9%, due primarily to increased sales in proportion to higher expenses in the first nine months of 2006 as compared to the first nine months of 2005.

OPERATING INCOME. During the first nine months of 2006, we reported operating income of $4,565,000, or 9.4% of net sales, compared to $1,299,000, or 3.4% of net sales in the first nine months of 2005. The substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in the first nine months of 2006 resulting from higher sales and gross profit, somewhat offset by higher operating expenses, compared to that of 2005.

INTEREST. We recorded net interest income of $62,000 in the first nine months of 2006 compared to net interest income of $59,000 in the first nine months of 2005. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income for the remainder of 2006. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other expense of $137,000 in the first nine months of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other income of $22,000 in the first nine months of 2005 due primarily to transaction exchange gains recorded resulting from the strengthening of the U.S. dollar against the British pound during this period.

INCOME TAXES. We recorded an income tax provision of $1,557,000 and $276,000 in the first nine months of 2006 and 2005, respectively, at an effective rate of 34.7% and 20.0%, respectively. The lower effective tax rate for the first nine months of 2005 resulted primarily from the recognition of approximately $138,000 of certain discrete tax benefits combined with a low level of taxable income during the first nine months of 2005 as compared to the first nine months of 2006. In addition, our effective tax rate for the first nine months of 2005 was also impacted, to a lesser extent, by a downward revision of our estimated effective tax rate for 2005 based on the Company's anticipated taxable income. The effective tax rate for the first nine months of 2006 was impacted by the recognition of approximately $38,000 of discrete tax benefits during the period. We expect our annual effective tax rate for the full year 2006 to be approximately 35%.

NET INCOME. We reported net income during the first nine months of 2006 of $2,933,000, or $0.30 per diluted share, compared to net income of $1,104,000, or $0.11 per diluted share, for the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first nine months of 2006, our cash flows reflected the results of higher sales volume, increased investment in infrastructure, and our stock repurchase program, compared to the same period in 2005. Even with the repurchase of approximately $852,000 of our common stock and capital expenditures of $2,521,000 during the first nine months of 2006, we still ended the third quarter of 2006 with approximately $4.6 million in cash and cash equivalents. We expect to earn interest income on our available cash balance throughout 2006.

Operating activities: The following significant factors affected our cash provided by operations of $2,372,000 in the first nine months of 2006:

     -    We reported net income of $2,933,000.

     -    We recorded depreciation and amortization expense of $1,190,000.

     -    We recorded share-based compensation expense of $422,000.

     - Accounts receivable increased by $2,175,000 due to higher sales and the timing of sales during the quarter.

     - Inventory increased by $1,394,000 and accounts payable increased by $409,000 due to increased inventory purchases and inventory levels related to higher sales volume during the quarter and to meet our expected future sales demand.

     - Accrued liabilities increased by $1,748,000 due to the following: (1) higher income tax accrual based on the increased level of income before taxes, (2) higher deferred revenue balances related to increased sales of extended service contracts, (3) higher legal and audit services accruals and (4) higher consulting services accruals related to our Oracle software implementation. These increases were partly offset by a decrease in warranty accruals.

     - As of September 30, 2006 and December 31, 2005, our restructuring accrual amounted to $701,000 and $1,007,000, respectively. The decrease of $306,000 is related solely to payments made on our Wallingford lease obligation. We expect to pay approximately $420,000 of these expenses per year in 2006 and 2007, and the remainder in 2008. These payments from 2006 through 2008 relate primarily to lease obligation costs for unused space in our Wallingford, CT facility.

Investing activities: Our capital expenditures were approximately $2,521,000 and $2,042,000 in the first nine months of 2006 and 2005, respectively. Expenditures in 2006 included approximately $850,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $350,000 for the purchase of hardware and consulting costs related to our new phone system, $200,000 for the purchase of leasehold improvements made on the gaming and lottery headquarters and western region service center in Las Vegas, NV, with the remaining amount primarily for the purchase of new product tooling. We expect capital expenditures for the full year 2006 to be approximately $2,800,000. During the remainder of 2006, we expect to continue to invest in two significant projects: (1) the implementation of our Oracle software and (2) new product tooling and tooling enhancements to our existing products.

Financing activities: We generated approximately $97,000 from financing activities during the first nine months of 2006 as compared to utilizing $2,806,000 during the first nine months of 2005. This was largely due to proceeds and tax benefits from stock option exercises of approximately $949,000 during the first nine months of 2006 compared to $332,000, during the first nine months of 2005, respectively. These proceeds were largely offset by the repurchase of Company stock of approximately $852,000 for the first nine months of 2006 as compared to $3,135,000 during the first nine months of 2005, respectively.

WORKING CAPITAL

Our working capital increased to $17,359,000 at September 30, 2006 from $15,375,000 at December 31, 2005. The current ratio decreased to 3.0 to 1 at September 30, 2006 from 3.2 to 1 at December 31, 2005. The decrease in the current ratio was largely due to higher accounts payable resulting from higher sales volume and inventory purchases and an increase in income taxes payable resulting from a higher level of income before taxes, somewhat offset by higher accounts receivable and inventory levels. In addition, our working capital and current ratio were impacted by our stock repurchase program, as we continue to use available cash to repurchase shares of our common stock in the open market.

DEFERRED TAXES

As of September 30, 2006, we had a net deferred tax asset of approximately $3,316,000. In order to utilize this deferred tax asset, we will need to generate approximately $8.2 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On August 6, 2003, we entered into a $12.5 million credit facility (the "TD Banknorth Credit Facility") with TD Banknorth, N.A. The TD Banknorth Credit Facility provides for an $11.5 million revolving credit line originally expiring on July 31, 2006, and a $1 million equipment loan facility, which expired in July 2005. On July 31, 2006, we amended the TD Banknorth Credit Facility to extend the expiration date of our $11.5 million revolving credit line to November 29, 2006. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate and are secured by a lien on all the assets of the company. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on the Company and restricts the payment of dividends on our common stock and the creation of other liens. We anticipate replacing or renewing our credit facility during the fourth quarter of 2006.

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

In February 2006, we amended the TD Banknorth Credit Facility to revise a financial covenant effective December 31, 2005.

As of September 30, 2006, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were $11,500,000 at September 30, 2006. However, our maximum additional available borrowings under the facility were limited to approximately $8,500,000 at September 30, 2006 based on the borrowing base of our collateral. We were in compliance with all financial covenants of the TD Banknorth Credit Facility at September 30, 2006.

STOCK REPURCHASE PROGRAM

In March 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. For the nine months ended September 30, 2006, we repurchased a total of 92,300 shares of common stock for approximately $852,000 at an average price of $9.23 per share. As of September 30, 2006, we have repurchased a total of 597,300 shares of common stock for approximately $4,719,000 at an average price of $7.90 per share since the inception of the Stock Repurchase Program.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $3,554,000 to $24,811,000 at September 30, 2006 from $21,257,000 at December 31, 2005. The increase was primarily due to the following for the nine months ended September 30, 2006: (1) net income of $2,933,000, (2) proceeds of approximately $674,000 from the issuance of approximately 133,000 shares of common stock from stock option exercises, (3) an increase in additional paid-in capital of approximately $275,000 resulting from tax benefits resulting from the sale of employee stock from stock option exercises, (4) compensation expense related to stock options and restricted stock of $422,000, and (5) foreign currency translation adjustments of approximately $102,000. These increases were offset by treasury stock purchases of 92,300 shares of common stock for approximately $852,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended September 30, 2006. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On January 20, 2006, the California District Court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's case will be transferred to the District of Connecticut for consolidation with the action pending in that forum. On September 1, 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. The California District Court has been notified of this development. We intend to vigorously defend TransAct against FutureLogic's claims, which we believe to be without merit. At this stage in the proceedings we are unable to estimate any potential or probable liability.

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2005. No material changes have occurred to the risk factors contained in our Form 10-K for the year ended December 31, 2005 during the nine months ended September 30, 2006.

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

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the nine months ended September 30, 2006, we had repurchased a total of 92,300 shares of common stock for approximately $852,000 at an average price of $9.23 per share. As of September 30, 2006, we had repurchased a total of 597,300 shares of common stock for approximately $4,719,000, at an average price of $7.90 per share since the inception of the Stock Repurchase Program.

The following table summarizes repurchases of our common stock in the three months ended September 30, 2006.

                                                                             Approximate
                                                                   Total        Dollar
                                                                 Number of     Value of
                                                                  Shares        Shares
                                                                 Purchased       that
                                                                as Part of    May Yet Be
                                           Total      Average    Publicly     Purchased
                                         Number of     Price     Announced    under the
                                           Shares    Paid per    Plans or      Plans or
Period                                   Purchased     Share     Programs      Programs
------                                   ---------   --------   ----------   -----------
July 1, 2006 - July 31, 2006                   --      $  --          --      $5,435,000
August 1, 2006 - August 31, 2006            7,900       8.96       7,900      $5,364,000
September 1, 2006 - September 30, 2006      9,600       8.68       9,600      $5,281,000
                                           ------                 ------
Total                                      17,500      $8.81      17,500
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

                                       TRANSACT TECHNOLOGIES INCORPORATED
                                       (Registrant)


November 9, 2006                       /s/ Steven A. DeMartino
                                       -----------------------------------------
                                       Steven A. DeMartino
                                       Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

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