Form 10-K
period 2006-12-31
TRANSACT TECHNOLOGIES INC
filed 2007-03-15
CIK 1017303

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

For the fiscal year ended December 31, 2006 or

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

         Registrant's telephone number, including area code 203-859-6800

           Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------            ------------------------------------
Common Stock, par value $.01 per share       The NASDAQ Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [ ] No [X]

As of June 30, 2006 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $93,200,000.

As of February 28, 2007, the registrant had outstanding 9,574,777 shares of common stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 - Part III (Items 10-14).

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.
   Item 1.  Business                                                       3 - 7
   Item 1A. Risk Factors                                                  7 - 10
   Item 1B. Unresolved Staff Comments                                         10
   Item 2.  Properties                                                   10 - 11
   Item 3.  Legal Proceedings                                                 11
   Item 4.  Submission of Matters to a Vote of Security Holders               11

PART II.
   Item 5.  Market for Registrant's  Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                                   12 - 13
   Item 6.  Selected Consolidated Financial Data                              14
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15 - 27

   Item 7A. Quantitative and Qualitative Disclosures About Market
            Risk                                                              27
   Item 8.  Financial Statements and Supplementary Data                  28 - 51
   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               52

   Item 9A. Controls and Procedures                                      52 - 53

PART III.
   Item 10. Directors and Executive Officers of the Registrant                53
   Item 11. Executive Compensation                                            53
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                   53 - 54

   Item 13. Certain Relationships and Related Transactions                    54
   Item 14. Principal Accountant Fees and Services                            54

PART IV.
   Item 15. Exhibits and Financial Statement Schedules                   55 - 57
            Signatures                                                        58

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

     TransAct was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. We completed an initial public offering on August 22, 1996.

     TransAct Technologies Incorporated ("TransAct" or the "Company") designs, develops, assembles, markets and services world-class transaction printers under the Epic(TM) and Ithaca(R) brand names. Known and respected worldwide for innovative designs and real-world service reliability, our impact, thermal and inkjet printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: (1) point-of-sale ("POS") and banking and (2) gaming and lottery. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We have one primary operating facility located in Ithaca, NY, five sales offices located in the United States (including our global gaming and lottery headquarters and western region service center in Las Vegas, NV), and a European sales and service center in the United Kingdom. Our executive offices and eastern region service center are located at 7 Laser Lane, Wallingford, CT 06492, with a telephone number of
(203) 859-6800.

FINANCIAL INFORMATION ABOUT SEGMENTS

     We have determined that we operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

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

     In the gaming portion of our gaming and lottery market, we sell several models of printers used in slot machines and video lottery terminals that print tickets instead of issuing coins at casinos, racetracks and other gaming establishments worldwide. These printers utilize thermal printing technology and can print tickets in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print coupons/promotions. In addition, we sell printers using thermal and impact printing technology for use in non-casino gaming establishments, including game types such as Amusements with Prizes ("AWP"), Skills with Prizes ("SWP"), Video lottery terminals ("VLT"), Fixed Odds Betting Terminals ("FOBT") and other off-premise gaming type machines around the world.

TransAct Services Group

     Through our TransAct Services Group, we proactively market the sale of consumable products (including inkjet cartridges, ribbons and receipt paper), replacement parts and maintenance services for all of our products. Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service TransAct Xpress(SM), and other repair services for our printers. Within the United States, we provide repair services through our eastern region service center in Wallingford, CT and our western region service center in Las Vegas, NV. Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

     We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information. Technical and sales support personnel receive training on all of our manufactured products and our services.

Product Warranty

     Our printers generally carry up to a two-year limited warranty against defects in material and workmanship. Defective equipment may be returned to any of our service centers, or our manufacturing facility in Ithaca, NY for newly-released printers only, for repair or replacement during the applicable warranty period.

PRODUCTION, MANUFACTURING AND SOURCES AND AVAILABILITY OF RAW MATERIALS

     We design our products to optimize product performance, quality, reliability and durability. These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship. We finalize assembly of our products in our Ithaca, NY facility largely on a configure-to-order basis using components that have been sourced from around the world. Our manufacturing engineers work closely with our new product engineers and vendors during the development of new products. As a result, this collaboration increases manufacturing efficiency by specifying materials and designing manufacturing processes in conjunction with new product design.

     We procure component parts and subassemblies for use in the manufacture and assembly of our products. Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices. In addition, we have begun to procure fully assembled printers from a foreign supplier. We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability. However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

     Okidata Americas, Inc. ("Okidata"), is the sole supplier for an impact printer component kit consisting of a printhead, control board and carriage (the "Oki Kit"), that is used in all of our Ithaca(R) brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on TransAct. However, sales of impact printers continue to decline as sales of these printers are replaced by sales of thermal and inkjet printers. As such, we believe that any possible loss of supply of Oki Kits will have less of an impact on TransAct in 2007 and beyond. Although we do not have a supply agreement with Okidata, our relationship with Okidata remains strong and we have no reason to believe that Okidata will discontinue its supply of Oki Kits to us or that their terms to us will be any less favorable than they have been historically.

     Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of our inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of our inkjet printers. Prior to February 2006, we had a supply agreement with HP to purchase inkjet cartridges at fixed prices. This agreement expired on February 1, 2006 and was not renewed, as HP informed us that they no longer maintain supply agreements for these inkjet cartridges; however, we continue to purchase inkjet cartridges from HP. Although we no longer have a supply agreement with HP, our relationship with HP remains strong and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us. The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the POS and banking market, but also in other manufacturer's printing devices across several other markets.

     We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, from one supplier. Although we believe that other suppliers could provide similar thermal print mechanisms on comparable terms, a change in suppliers could cause a delay in manufacturing and possible loss of sales which may have a material adverse effect on our operating results.

PATENTS AND PROPRIETARY INFORMATION

     We have significantly expanded our patent portfolio over the past six years, and expect to continue to do so in the future. We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future. We hold 21 United States and nine foreign patents and have nine United States and 19 foreign patent applications pending pertaining to our products. The duration of these patents range from 11 to 18 years. The expiration of any individual patent would not have a significant negative impact on our business. We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

SEASONALITY

     Retailers typically reduce purchases of new POS equipment in the fourth quarter, due to the increased volume of consumer transactions in that holiday period, and our sales of printers in the POS market historically have increased in the third quarter and decreased in the fourth quarter. Similarly, installations of lottery terminals are typically reduced in the fourth quarter, resulting in decreased sales of lottery printers.

CERTAIN CUSTOMERS

     We currently have an ongoing OEM purchase agreement, as amended in February 2006, (the "GTECH Thermal Printer Agreement") with GTECH Corporation ("GTECH") that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012. Firm purchase orders for printers under the GTECH Thermal Printer Agreement may be placed as required by GTECH. Prior to this agreement, we had a purchase agreement with GTECH that provided for the sale of impact on-line lottery printers and spare parts through December 31, 2004. Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers. However, we do expect to continue to sell spare parts to GTECH for the remaining installed base of impact on-line lottery printers, although we expect such sales to decline as the installed base of impact on-line lottery printers are replaced with our thermal printer.

BACKLOG

     Our backlog of firm orders was approximately $4,300,000 as of February 28, 2007, compared to $8,300,000 as of February 28, 2006. Based on customers' current delivery requirements, we expect to ship our entire current backlog during 2007.

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

     In the POS and banking market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell. We also compete, to a much lesser extent, with Transaction Printer Group, Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Resources, Inc. and Samsung/Bixolon. Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

     In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreement with GTECH, which holds approximately 70% market share of the worldwide on-line lottery market. We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

     In the gaming market (consisting principally of slot machine and video lottery terminal transaction printing), we compete with several companies including FutureLogic, Inc., Nanoptix, Inc., Custom Engineering SPA and others. Certain of our products sold for gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

     The TransAct Services Group business is highly fragmented, and we compete with numerous competitors of various sizes depending on the geographic area.

     Our strategy for competing in our markets is to continue to develop new products and product line extensions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas. Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future. In addition, our products utilize certain inkjet, thermal and impact printing technology. If other technologies, or variations to existing technologies were to evolve or become available to us, it is possible that we would incorporate these technologies into our products. Alternatively, if such technologies were to evolve or become available to our competitors, our products could become obsolete, which would have a significant negative impact on our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

     We spent approximately $2,824,000, $2,726,000 and $2,715,000 in 2006, 2005
and 2004, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

ENVIRONMENT

     We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

EMPLOYEES

     As of February 28, 2007, TransAct and our subsidiaries employed 185 persons, of whom 172 were full-time and 13 were temporary employees. None of our employees are unionized, and we consider our relationships with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $2,722,000, $2,181,000, and $1,000,000, (primarily for the service of printers used in the British Post Office) in 2006, 2005 and 2004, respectively. We had export sales from our domestic operations of approximately $11,416,000, $10,137,000 and $5,423,000 in 2006, 2005 and 2004, respectively.
Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $14,138,000, $12,318,000 and $6,423,000 in 2006, 2005 and 2004, respectively.

ADDITIONAL INFORMATION

     We make available free of charge through our internet website, WWW.TRANSACT-TECH.COM, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     We maintain a Code of Business Conduct that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. This Code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business, is available for public access on our internet website. Any person may request a copy of our Code of Business Conduct free of charge by calling (203) 859-6800.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

        Name          Age                               Position
        ----          ---   ----------------------------------------------------------------
Bart C. Shuldman      49    Chairman of the Board, President and Chief Executive Officer
Steven A. DeMartino   37    Executive Vice President, Chief Financial Officer, Treasurer and
                            Secretary
Michael S. Kumpf      57    Executive Vice President - Engineering

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

ITEM 1A.   RISK FACTORS

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects. The risks described below and incorporated by reference are not the only ones facing our Company. Additional risks not known to us now or that we currently deem immaterial may also impair our business operations.

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

There can be no assurance that we will be able to successfully implement our growth strategy, or that we can successfully manage expanded operations. As the Company expands, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect our results of operations and financial condition.

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

We cannot ensure we will be able to compete successfully against current or future competitors. Increased competition in printers or supplies may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Any of these factors could reduce our earnings.

We have been dependent on sales to one large customer; the loss of this customer or reduction in orders from this customer could materially affect our sales.

We expect that sales to one large customer will continue to represent a significant percentage of our net sales for the foreseeable future. A reduction or delay in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

We rely on resellers to sell our products and services.

We use a variety of distribution channels, including OEMs and distributors, to market our products. We may be adversely impacted by any conflicts that could arise between and among our various sales channels.

Our dependence upon resellers exposes us to numerous risks, including:

     -    loss of channel and the ability to bring new products to market;

     - concentration of credit risk, including disruption in distribution should the resellers' financial condition deteriorate;

     - reduced visibility to end user demand and pricing issues which makes forecasting more difficult;

     - resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

     - direct competition should a reseller decide to manufacture printers internally or source printers from a competitor.

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this "Risk Factors" section:

     -    changes in accounting rules

     - changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

     -    changes in the amount we spend to promote our products and services;

     - changes in the cost of satisfying our warranty obligations and servicing our installed base of printers;

     - delays between our expenditures to develop and market new or enhanced printers and consumables and the generation of sales from those products;

     -    development of new competitive printers by others;

     -    the geographic distribution of our sales;

     -    our responses to price competition;

     -    the outcome of lawsuits between TransAct and FutureLogic, Inc.

     - market acceptance of our products, both domestically and internationally;

     -    availability of third-party components at reasonable prices;

     - general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

     - severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers facilities; and

     -    our level of research and development activities.

Due to all of the foregoing factors, and the other risks discussed in this report, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

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

Our common stock is traded on the NASDAQ National Market. During the twelve months ended December 31, 2006, the average daily trading volume for our common stock as reported by the NASDAQ National Market was approximately 53,900 shares. We are uncertain whether a more active trading market in our common stock will develop. In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies. If analysts were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

We source some of our component parts from sole source suppliers; any disruptions may impact our ability to manufacture and sell our products.

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

We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business. Changes in laws, rules, regulations, policies or requirements could result in the need to modify our products and could affect the demand for our products, which may have an adverse impact on our future operating results. In addition, we must comply with new regulations restricting our ability to include lead and certain other substances in our products. If we do not comply with applicable laws, rules and regulations we could be subject to costs and liabilities and our business may be adversely impacted.

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

     Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

     We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements, except as required by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES.

     Our corporate headquarters is currently located in Wallingford, CT. However, in November 2006, we entered into a ten-year lease for office space for a new, approximately 11,000 square feet corporate headquarters located in Hamden, CT. We expect to move into our corporate headquarters on approximately May 1, 2007. Concurrent with the signing of this new lease, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our existing corporate headquarters and eastern region service center located in Wallingford, CT (the "Release Agreement"). Our global engineering and manufacturing center is located in Ithaca, NY. We also maintain a facility in Las Vegas, NV that serves as our global gaming and lottery headquarters and western region service center. Our eastern region service center is currently located in our Wallingford, CT facility, however, we are currently in negotiations for a new facility location.

     Our principal facilities as of December 31, 2006 are listed below:

                                                                           Size         Owned or   Lease Expiration
Location                    Operations Conducted                    (Approx. Sq. Ft.)    Leased           Date
--------                    --------------------                    -----------------   --------   ----------------
Wallingford, Connecticut    Executive offices and service center          49,000         Leased       May 1, 2007

Hamden, Connecticut         Executive offices                             11,000         Leased     April 23, 2017

Ithaca, New York            Manufacturing facility                        74,000         Leased      June 30, 2012

Las Vegas, Nevada           Service center and gaming and lottery         13,700         Leased    January 31, 2010
                            sales headquarters

Doncaster, United Kingdom   Sales office and service center                2,800         Leased     August 1, 2009

Georgia (2), New York and
Texas                       Four regional sales offices                      600         Leased         Various

     We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

ITEM 3.    LEGAL PROCEEDINGS.

     On April 28, 2005, we announced that we filed a complaint in Connecticut Superior Court against FutureLogic, Inc. ("FutureLogic") of Glendale, California. The complaint charges FutureLogic with disseminating false and misleading statements, which impugn our business reputation with the intent of damaging our business. We assert claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and seek an award of compensatory and punitive damages, attorneys' fees and costs. FutureLogic removed this action to the United States District Court for the District of Connecticut and, on June 7, 2005, filed a motion to dismiss the claims for lack of jurisdiction. On December 7, 2005, we amended our complaint in the action pending in the District of Connecticut to add claims that FutureLogic's conduct violated the Lanham Act's bar on false and deceptive advertising.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the NASDAQ Global Market under the symbol TACT. As of February 28, 2007, there were 624 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2006 and 2005 were as follows:

                     Year Ended          Year Ended
                 December 31, 2006   December 31, 2005
                 -----------------   -----------------
                    High     Low        High     Low
                   ------   -----      ------   -----
First Quarter      $ 9.90   $7.80      $22.19   $9.90
Second Quarter      14.87    8.95       10.65    6.71
Third Quarter       11.23    8.49       10.35    6.95
Fourth Quarter       9.38    7.47        8.70    6.09

     No dividends on common stock have been declared except for a cash dividend paid in lieu of fractional shares resulting from our three-for-two stock split in April 2004, and we do not anticipate declaring dividends in the foreseeable future. Our new credit agreement with TD Banknorth, N.A. restricts the payment of cash dividends on our common stock for the term of the agreement.

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

The following table summarizes repurchases of our common stock in the quarter ended December 31, 2006:

                                                              Total Number of
                                                                   Shares
                                                                Purchased as     Approximate Dollar
                                                                  Part of             Value of
                                         Total      Average       Publicly      Shares that May Yet
                                       Number of     Price       Announced               Be
                                         Shares    Paid per       Plans or      Purchased under the
Period                                 Purchased     Share        Programs       Plans or Programs
------                                 ---------   --------   ---------------   -------------------
October 1, 2006 - October 31, 2006           --      $  --             --            $5,281,000
November 1, 2006 - November 30, 2006    126,000      $8.81        126,000            $4,170,000
December 1, 2006 - December 31, 2006     78,000      $8.49         78,000            $3,508,000
                                        -------                   -------
Total                                   204,000      $8.69        204,000
                                        =======                   =======

CORPORATE PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company's Common Stock from December 31, 2001 through December 31, 2006, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2001 in each of the Company's common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

                   COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
         THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
                AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

                               (PERFORMANCE GRAPH)

                                     12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
                                     --------   --------   --------   --------   --------   --------
TransAct Technologies Incorporated
   Common Stock                       $100.00    $86.18     $442.73    $582.55    $215.45    $226.36
CRSP Total Return Index for the
   Nasdaq Stock Market (U.S.)         $100.00    $69.13     $103.36    $112.49    $114.88    $126.23
Nasdaq Computer Manufacturer
   Stocks Index                       $100.00    $66.27     $ 92.18    $120.53    $123.33    $126.30

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is summarized from our audited financial statements of the past five years:

                                              Year Ended December 31,
                                  -----------------------------------------------
                                    2006      2005      2004    2003(1)   2002(1)
                                  -------   -------   -------   -------   -------
Consolidated Statement of
   Operations Data:
   Net sales                      $64,328   $51,091   $59,847   $52,098   $39,461
   Gross profit                    22,365    15,590    22,042    15,543    10,216
   Operating expenses              16,277    15,366    13,591    12,855    11,200
   Operating income (loss)          6,088       224     8,451     2,688      (984)
   Net income (loss)                3,916       377     5,458     1,528      (692)
   Net income (loss) available
      to common shareholders        3,916       377     5,236     1,087    (1,050)
   Net income (loss) per share:
      Basic                          0.41      0.04      0.55      0.13     (0.12)
      Diluted                        0.40      0.04      0.51      0.12     (0.12)

                                                    December 31,
                                  -----------------------------------------------
                                    2006      2005      2004      2003      2002
                                  -------   -------   -------   -------   -------
Balance Sheet Data:
   Total assets                   $33,706   $29,332   $34,099   $26,361   $22,030
   Working capital                 16,438    15,375    20,511    11,787     8,798
   Long-term debt, excluding
      current portion                  --        --        --       330     2,791
   Redeemable convertible
      preferred stock                  --        --        --     3,902     3,824
   Shareholders' equity            24,290    21,257    23,715    10,347     6,545

(1) Net income (loss) per share amounts have been restated to reflect a three-for-two stock split effected in the form of a stock dividend in April 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

FORWARD LOOKING STATEMENTS

     Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of this Annual Report. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

OVERVIEW

     The year 2006 was a successful and much improved year for TransAct as compared to 2005. During 2006, we marked our tenth year as a publicly traded company by achieving a record level of sales. We also shipped a record 186,000 printers during 2006, led by our top-selling Epic 950(R) casino printer. In addition to our financial success, some of our other key accomplishments for 2006 include the following:

     - Extending our sales contract through 2012 with GTECH for the purchase of our lottery printers

     - Extending our strategic sales alliance through 2009 with Eurocoin, one of Europe's leading suppliers of products for the amusement and gaming industries, to sell our gaming and casino printers in Europe and Africa

     - Receiving three new patents, including another key patent in connection with dual port technology

     - Partnering with Merley Paper Converters Ltd., the U.K.'s largest independent manufacturer of receipt paper rolls, for exclusive U.S. distribution rights for thermal receipt paper that has true full color images printed on the front or back under our newly-created POWEROLL(TM) brand

     - Signing an agreement with a leading national office supply chain to supply inkjet cartridges with an expected annual sales value of $1.4 million

     We continue to focus on sales growth in our two core markets, POS and banking and gaming and lottery, and in our TransAct Services Group, to drive increased profitability. During 2006, our total net sales increased by 26% to approximately $64,328,000. See the table below for a breakdown of our sales by market.

                                                                      Change
                              Year ended          Year ended      --------------
(In thousands)            December 31, 2006   December 31, 2005      $        %
                          -----------------   -----------------   -------   ----
POS and banking            $16,858    26.2%    $16,410    32.1%   $   448    2.7%
Gaming and lottery          34,677    53.9%     23,634    46.3%    11,043   46.7%
TransAct Services Group     12,793    19.9%     11,047    21.6%     1,746   15.8%
                           -------   -----     -------   -----    -------
   Total net sales         $64,328   100.0%    $51,091   100.0%   $13,237   25.9%
                           =======   =====     =======   =====    =======

     We experienced an increase of approximately 3% in sales of POS and banking printers in 2006. Although we experienced increases in sales of our line of thermal printers and our Bankjet(R) printers to existing banking customers, these increases were largely offset by lower sales of our legacy line of POS impact printers, as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the POS and banking market over the last several years have been impacted by a market shift in technology from impact printing to thermal and inkjet printing. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices. Although our unit sales volume has increased over the last several years, the revenue generated from those sales have not increased to the same extent due to lower average selling prices of thermal and inkjet printers as compared to impact printers. In fact, since 1996, unit sales of all of our printers, including POS and banking printers, have more than doubled, while average selling prices of these printers have declined by approximately 38%. We expect sales of legacy impact printers to continue to decline. In 2007, we plan to focus a substantial portion of our engineering and product development resources on continuing to expand our portfolio of POS printers. With the global POS printer market of approximately $800 million, we have many opportunities for market share gains, primarily through increasing and enhancing our product portfolio, increasing geographic coverage, and growing our customer base.

     Our focus in the gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreement with GTECH Corporation ("GTECH"), our largest customer and the world's largest provider of lottery terminals, with approximately a 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. In fact, during 2006, we extended our contract with GTECH through 2012. Currently, we fulfill substantially all of GTECH's printer requirements for lottery terminal installations and upgrades worldwide. During 2006, we experienced solid sales growth from GTECH, with total printer sales increasing by approximately $4,499,000, or 65%, compared to 2005. However, our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

     On the gaming side, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets, primarily in the United States, Europe and Australia, as well as in the emerging Asian market, including Macau. During 2006, our domestic gaming printer sales increased by 42% from 2005, as we gained market share in the U.S. casino market due to (1) our strategic alliance agreement with JCM American Corporation, the worldwide leading bill acceptor company, to sell our casino printers, (2) increased sales to IGT, the world's largest slot machine manufacturer, and (3) expanded acceptance of our new Epic 950(R) thermal casino printer. With the success of our Epic 950(R) thermal casino printer, and our expanding portfolio of patented technology on this printer, including dual port technology, we believe we are well positioned to continue to expand our market share in the North American slot machine market, which now stands at over 850,000 slot machines. In the international gaming market, we experienced our third consecutive record sales year in 2006, as our international gaming sales increased by 34% to $8.4 million, largely due to sales growth from the Australian market. We expect continued strength from gaming sales internationally during 2007, as markets such as Europe, Australia and Asia (including Macau) continue to adopt and/or expand ticket printing for slot machines and other gaming machines, and as our new line of Epic printers launched in 2005 for the off-premise gaming market begin to take hold.

     Our TransAct Services Group ("TSG"), which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a substantial growth opportunity and recurring revenue stream for TransAct. Even with declining sales of replacement parts for legacy impact printers as the installed base of these printers in the market declines, TSG revenue reached a record $12,793,000 or 20% of net sales in 2006, representing an increase of 16% from 2005. During 2006, our sales benefited from increased sales from our maintenance services, including extended warranty contracts and our innovative 24-hour guaranteed replacement product service called TransAct Xpress(SM). In addition, our sales benefited from higher inkjet cartridge sales including incremental sales resulting from the signing of an agreement with a leading national office supply chain to supply inkjet cartridges. During 2006, we also partnered with Merley Paper Converters Ltd., the U.K.'s largest independent manufacturer of receipt paper rolls, to distribute exclusively in the U.S. specialized thermal receipt paper that will have true full color images printed on the front or back. This receipt paper, that we will market under our newly-created POWEROLL(TM) brand, will allow users the ability to leverage the receipt for branding and marketing purposes, while also helping to reduce copied receipt fraud. We remain focused on continuing to grow the lucrative TSG in 2007 and expect these initiatives to contribute to our growth.

     Operationally, our gross margin and operating margin showed marked improvement during 2006, reflecting the investment we made in the growth elements of our business during 2005. During 2006, our gross margin improved to 34.8% compared to 30.5% in 2005, and our operating margin also improved to 9.5% compared to just 0.4% in 2005.

     Overall, we reported net income of $3.9 million and earnings per share (diluted) of $0.40 per share for 2006. We also generated sufficient cash during 2006 to fund $2.9 million of capital expenditures, repurchase $2.6 million of our common stock (approximately 3% of our common stock outstanding) and finish the year with $3.4 million of cash and no debt on our balance sheet as of December 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates, judgments and assumptions. Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances. Those judgments affect both balance sheet items and income statement categories. Our estimates include those related to revenue recognition, allowance for doubtful accounts, inventory obsolescence, the valuation of deferred tax assets and liabilities, goodwill impairment, warranty obligations, restructuring accruals, share-based compensation and contingent liabilities. We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates. Actual results may differ from the original estimates. The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.

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

     We offer some of our customer's price protection as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. Our customers typically carry limited amounts of inventory, and we infrequently lower prices on current products. As a result, the amounts paid under these plans have not been material. However, we cannot guarantee that this minimal level will continue.

     We charge our customers for shipping and handling services. The amounts billed to customers are recorded as revenue when the product ships. Any costs incurred related to these services are included in cost of sales.

     ACCOUNTS RECEIVABLE - We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current creditworthiness. We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues. Our allowance for doubtful accounts as of December 31, 2006 was $204,000, or 1.8% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience. As of December 31, 2006, we had accounts receivable balances due from three customers of approximately 14%, 14% and 10%, respectively, of the total balance due, and no other customer accounts receivable balance exceeded 10%. As of December 31, 2005, we had accounts receivable balances due from one customer of 19% of the total balance due, and no other customer accounts receivable balance exceeded 10%.

     INVENTORY - Our inventories are valued at the lower of cost or market. We assess market value based on historical usage and estimates of future demand. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income. As of December 31, 2006, our net inventory included a reserve of $1,900,000, or 20.1% of gross inventory, to write inventory down to lower of cost or market.

     GOODWILL - We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment as of December 31, 2006. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Goodwill amounted to $1,469,000 at December 31, 2006 and we have determined that no goodwill impairment has occurred.

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

     Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance or tax reserves with respect to our deferred tax assets and uncertain tax positions. On a quarterly basis, we evaluate the recoverability of our deferred tax assets based upon historical results and forecasted taxable income over future years, and match this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance or tax reserve, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance or tax reserves would be charged as a reduction to income in the period such determination was made. Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the valuation allowance or tax reserves would increase net income in the period such determination was made.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which will be effective the first quarter of 2007. Based on the "more-likely-than-not" standard under FIN 48, we expect that this guidance may impact the Company's recognition of tax benefits related to uncertain tax positions. However, the Company has not yet finalized its assessment of FIN 48.

     As of December 31, 2006, we recorded a net deferred tax asset of approximately $2,709,000, net of a valuation allowance of $64,000, and a tax reserve of $333,000, primarily on portions of certain tax credits. We will need to recognize approximately $6.8 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2006. Based on our projection of future taxable income, no additional valuation allowance is considered necessary. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded, resulting in a charge to income in the period such determination is made.

     RESTRUCTURING - In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, we successfully transferred substantially all our Wallingford operations to Ithaca, NY, with the exception of our Corporate headquarters and a service center that remains in Connecticut. The closing of the Wallingford manufacturing facility resulted in the related termination of employment of approximately 70 production, administrative and management employees.

     In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. Through December 31, 2006, we have recognized approximately $5.5 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs. Management has made reasonable estimates of such costs and expenses. During November 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our Wallingford, CT facility. As a result, we changed our estimate of the restructuring accrual and reversed approximately $479,000 of restructuring expenses in 2006. We do not expect to incur any additional restructuring expenses related to the Consolidation.

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

     CONTINGENCIES - We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to FAS 5. On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate. If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a change to income would be recorded.

     SHARE-BASED COMPENSATION - We calculate share-based compensation expense in accordance with SFAS 123(R), "Share-Based Payment (as amended)" using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, and the stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

     (A)  RESULTS OF OPERATIONS

     (I) YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2006 and 2005 were as follows:

                                                                        Change
                                Year ended          Year ended      --------------
(In thousands)              December 31, 2006   December 31, 2005      $        %
                            -----------------   -----------------   -------   ----
Point of sale and banking    $16,858    26.2%    $16,410    32.1%   $   448    2.7%
Gaming and lottery            34,677    53.9%     23,634    46.3%    11,043   46.7%
TransAct Services Group       12,793    19.9%     11,047    21.6%     1,746   15.8%
                             -------   -----     -------   -----    -------
                             $64,328   100.0%    $51,091   100.0%   $13,237   25.9%
                             =======   =====     =======   =====    =======
International*               $14,138    22.0%    $12,318    24.1%   $ 1,820   14.8%
                             =======   =====     =======   =====    =======

* International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

     Net sales for 2006 increased $13,237,000, or 26%, from 2005 due to significantly higher printer shipments into our gaming and lottery market, as well as increased sales from our TransAct Services Group and a slight increase in printer shipments into our POS and banking market. Overall, international sales increased by $1,820,000, or 15%, due largely to higher international shipments of our gaming printers, primarily to Australia, somewhat offset by lower POS printer shipments through our international distributors.

     Point of sale and banking: Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide increased approximately $448,000, or 3%, from 2005.

                                                             Change
                     Year ended         Year ended       --------------
(In thousands)   December 31, 2006   December 31, 2005      $       %
--------------   -----------------   -----------------   ------   -----
Domestic          $15,410    91.4%    $14,188    86.5%   $1,222     8.6%
International       1,448     8.6%      2,222    13.5%     (774)  (34.8%)
                  -------   -----     -------   -----    ------
                  $16,858   100.0%    $16,410   100.0%   $  448     2.7%
                  =======   =====     =======   =====    ======

Domestic POS and banking printer sales increased to $15,410,000, representing a $1,222,000, or 9%, increase from 2005, due primarily to higher sales of (1) our line of thermal printers including our new thermal printer launched in 2005 exclusively for POS distributors and (2) our Bankjet(R) line of inkjet printers to existing banking customers. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. These increases were offset by lower sales of our legacy line of POS impact printers, as expected, as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the POS and banking market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices. And, although our unit sales volume has increased over the last several years, the revenue generated from those sales have not increased to the same extent due to lower average selling prices of thermal and inkjet printers as compared to impact printers.

     International POS and banking printer sales decreased by approximately $774,000, or 35%, due primarily to lower sales of our legacy impact printers to our international POS distributors in Europe and Latin America, somewhat offset by higher sales of our iTHERM(R) 280 thermal printer to our distributors in Latin America.

     Gaming and lottery: Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery printers increased by $11,043,000, or 47%, from 2005, primarily due to an increase in sales of our slot machine and other gaming printers, both domestically and internationally, as well as higher sales of lottery printers to GTECH.

                                                             Change
                     Year ended         Year ended       --------------
(In thousands)   December 31, 2006   December 31, 2005      $        %
                 -----------------   -----------------   -------   ----
Domestic          $25,198    72.7%    $16,271    68.8%   $ 8,927   54.9%
International       9,479    27.3%      7,363    31.2%     2,116   28.7%
                  -------   -----     -------   -----    -------
                  $34,677   100.0%    $23,634   100.0%   $11,043   46.7%
                  =======   =====     =======   =====    =======

     Domestic sales of our gaming and lottery printers increased by $8,927,000, or 55%, from 2005 due largely to a significant increase in both sales of lottery printers to GTECH and thermal casino printers. Lottery printer sales to GTECH (excluding any international sales), which include thermal on-line lottery and other lottery printers, increased by approximately $4,512,000, or 77%, in 2006 compared to 2005. Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly between quarters and years. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

     Domestic gaming printer sales increased by approximately $4,415,000 driven primarily by increased market share as we continue to benefit from our sales relationship with JCM American Corporation.

     International gaming and lottery printer sales increased by approximately $2,116,000, or 29%, to $9,479,000 in 2006 compared to 2005. Such sales represented 27% and 31% of total sales into our gaming and lottery market during 2006 and 2005, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Australia and Asia, as these international markets continue to expand ticket printing in slot machines and other gaming machines. In addition, we experienced higher gaming printer sales in Canada, and slightly lower international lottery printer sales to GTECH.

     TransAct Services Group: Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers and shipping and handling charges. Sales by TSG increased by approximately $1,746,000, or 16%.

                                                            Change
                     Year ended          Year ended      -------------
(In thousands)   December 31, 2006   December 31, 2005      $       %
--------------   -----------------   -----------------   ------   ----
Domestic          $ 9,582    74.9%    $ 8,314    75.3%   $1,268   15.3%
International       3,211    25.1%      2,733    24.7%      478   17.5%
                  -------   -----     -------   -----    ------
                  $12,793   100.0%    $11,047   100.0%   $1,746   15.8%
                  =======   =====     =======   =====    ======

     Domestic TSG revenue increased by approximately $1,268,000 or 15%, to $9,582,000 due to revenue generated from service contracts, as well as increased sales of refurbished printers and consumable products. These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy impact printers, as the installed base of these legacy printers in the market declines. International TSG sales increased by approximately $478,000, or 18%, to $3,211,000, due largely to an increase in maintenance and repair services revenue, as well as increased sales of consumable products.

     The primary operations of our United Kingdom subsidiary, a European sales and service center, relates to revenue generated from a service contract from a single customer in the United Kingdom. The contract has a termination date of May 2007. We do not expect that such contract will be renewed at the same volume of activity as the previous contract. We are currently evaluating the impact that this may have on our financial results.

     GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased by $6,775,000, or 43%, to $22,365,000, and gross margin increased to 34.8% from 30.5% due primarily to a higher volume of sales and a more favorable sales mix in 2006 compared to 2005, as well as lower product costs resulting from increased sourcing of components for our printers in Asia. In addition, gross profit for 2005 was negatively impacted by a charge of $600,000, or 1.2% of net sales, related to the write-down of inventory and accrual for estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related primarily to our Model 850 casino ticket printer. The charge was largely the result of the faster than expected acceptance of our new Epic 950(R) casino ticket printer, which replaces our Model 850 casino ticket printer.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services and supplies). Such expenses increased by $98,000, or 4%, to $2,824,000, from 2005 as we incurred higher expenses related to increased engineering staffing and other employee compensation expenses and product development expenses related to our new line of off-premise gaming printers, which were largely offset by a decrease in costs associated with International Game Technology's ("IGT") integration and attainment of jurisdictional approvals for our Epic 950(R) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $150,000 of IGT Integration costs in 2005 that did not recur in 2006. Engineering and product development expenses decreased as a percentage of net sales to 4.4% from 5.3%, primarily due to higher sales volume in 2006 compared to 2005.

     SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses increased by $573,000, or 9%, to $6,892,000, as we incurred the full year effect in 2006 of expenses related to the addition of new corporate marketing staff, and new sales staff for our three strategic sales units, including those for our service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005. We also incurred increased expenses related to demonstration printers and the redesign of our website that we re-launched in August 2006. These increases were somewhat offset by decreased travel, trade show, advertising, consulting and other promotional marketing expenses compared with 2005. Selling and marketing expenses decreased as a percentage of net sales to 10.7% from 12.4%, due primarily to higher sales volume in proportion to a higher level of expenses in 2006 compared to 2005.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company. General and administrative expenses increased by $719,000, or 11%, due primarily to (1) the full year effect in 2006 of compensation related expenses associated with the relocation of our accounting department from Ithaca, NY to Wallingford, CT during 2005, (2) expenses associated with the Company's Oracle implementation including data conversion expenses, temporary help, travel and compensation related expenses, (3) approximately $220,000 of legal and consulting services related to a potential acquisition that was not consummated, (4) higher incentive compensation expenses based on the Company's improved performance in 2006 and (5) increased telecommunications expenses associated with the implementation of our new company-wide phone system. These increases were partially offset by lower travel expenses and a decrease in recruiting costs incurred during 2005 related to the relocation of our accounting department and the increased staffing of the TSG sales unit that did not recur in 2006. General and administrative expenses decreased as a percentage of net sales to 10.9% from 12.4%, due primarily to increased sales in proportion to higher expenses in 2006 as compared to 2005.

     BUSINESS CONSOLIDATION AND RESTRUCTURING. During the fourth quarter of 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our existing corporate headquarters and eastern region service center facility located in Wallingford, CT (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the old lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed $479,000 of previously accrued expenses related to the Consolidation in the fourth quarter of 2006. As of December 31, 2006, we have provided for the estimated remaining non-cancelable lease payments and other related costs for this facility through the new termination date of the lease (May 1, 2007).

     We do not expect to incur any further restructuring expenses or to adjust our restructuring accrual. The restructuring accrual balance will be reduced to zero as of May 1, 2007.

     OPERATING INCOME. During 2006, we reported operating income of $6,088,000, or 9.5% of net sales, compared to $224,000, or 0.4% of net sales, in 2005. The substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in 2006 resulting from higher sales and gross profit, somewhat offset by higher operating expenses, compared to that of 2005.

     INTEREST. We recorded net interest income of $104,000 in 2006 compared to net interest income of $73,000 in 2005. Even though our average cash balance was lower in 2006 compared to 2005 due largely to the repurchase of common stock under our stock repurchase program, our net interest income still increased as we substantially improved our overall rate of return on our invested cash balance. See "Liquidity and Capital Resources" below for more information.

     OTHER EXPENSE. We recorded other expense of $159,000 in 2006 due primarily to transaction exchange losses recorded by our UK subsidiary in 2006 due to the weakening of the U.S. dollar against the British pound. We recorded other income of $32,000 in 2005 due primarily to transaction exchange gains due to the strengthening of the U.S. dollar against the British pound in 2005.

     INCOME TAXES. We recorded an income tax provision of $2,117,000, at an effective rate of 35.1% during 2006 compared to an income tax benefit of $48,000, at an effective rate of (14.6%) in 2005. During 2005, we recorded an income tax benefit, as compared to an income tax provision in 2006, as we recognized certain discrete tax benefits and tax credits and reversed certain valuation allowances during 2005, combined with an unusually low level of income before taxes.

     NET INCOME. We reported net income in 2006 of $3,916,000, or $0.40 per diluted share compared to net income of $377,000, or $0.04 per diluted share in 2005.

     (II) YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2005 and 2004 were as follows:

                                                                        Change
                                Year ended          Year ended      ----------------
(In thousands)              December 31, 2005   December 31, 2004      $         %
                            -----------------   -----------------   -------   ------
Point of sale and banking    $16,410    32.1%    $17,659    29.5%   $(1,249)   (7.1%)
Gaming and lottery            23,634    46.3%     31,937    53.4%    (8,303)  (26.0%)
TransAct Services Group       11,047    21.6%     10,251    17.1%       796     7.8%
                             -------   -----     -------   -----    -------
                             $51,091   100.0%    $59,847   100.0%   $(8,756)  (14.6%)
                             =======   =====     =======   =====    =======
International                $12,318    24.1%    $ 6,423    10.7%   $ 5,895    91.8%
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

     Point of sale and banking: Sales of our POS and banking printers worldwide decreased approximately $1,249,000, or 7%, from 2004.

                                                                        Change
                                Year ended          Year ended      ---------------
(In thousands)              December 31, 2005   December 31, 2004      $        %
                            -----------------   -----------------   -------   -----
Domestic                     $14,188    86.5%    $15,734    89.1%   $(1,546)  (9.8%)
International                  2,222    13.5%      1,925    10.9%       297   15.4%
                             -------   -----     -------   -----    -------
                             $16,410   100.0%    $17,659   100.0%   $(1,249)  (7.1%)
                             =======   =====     =======   ======   =======

     Domestic POS and banking printer sales decreased to $14,188,000, or 10%, due largely to significantly lower shipments of our BANKjet(R) line of inkjet printers in 2005 as compared to 2004. We experienced this decrease due to the project-oriented nature of banking printer sales. During 2004, we shipped banking printers to two top-tier financial services companies. However, during 2005, we shipped banking printers primarily to only one top-tier financial services company. The decrease in banking printer sales was slightly offset by increasing sales of our POS printers, primarily our iTHERM(R)

280 thermal printer and our new line of printers exclusively for POS distributors. Excluding banking printers, sales of our POS printers increased by 2% in 2005 compared to 2004.

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

     TransAct Services Group: Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers and shipping and handling charges. Sales by TSG increased by approximately $796,000, or 8%.

                                                                       Change
                                Year ended          Year ended      ------------
(In thousands)              December 31, 2005   December 31, 2004     $      %
                            -----------------   -----------------   ----   -----
Domestic                     $ 8,314    75.3%    $ 7,998    78.0%   $316    4.0%
International                  2,733    24.7%      2,253    22.0%    480   21.3%
                             -------   -----     -------   -----    ----
                             $11,047   100.0%    $10,251   100.0%   $796    7.8%
                             =======   =====     =======   =====    ====

     Domestic TSG revenue increased by approximately $316,000 or 4%, to $8,314,000 largely due to higher revenue from maintenance and repair services and refurbished printer sales, offset by a decline in the sale of spare parts, mostly for legacy printers. International TSG sales increased by approximately $480,000, or 21%, to $2,733,000, due primarily to an increase in service revenue.

     GROSS PROFIT. Gross profit decreased by $6,452,000, or 29%, to $15,590,000, and gross margin decreased to 30.5% from 36.8% due primarily to lower volume of sales in 2005 compared to 2004 and a less favorable sales mix. In addition, gross profit for 2005 was negatively impacted by a charge of $600,000, or 1.2% of net sales, related to the write-down of inventory and accrual for estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related primarily to our Model 850 casino ticket printer. The charge was largely the result of the faster than expected acceptance of our new Epic 950(R) casino ticket printer, which replaces our Model 850 casino ticket printer.

     ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased slightly by $11,000, or less than 1%, to $2,726,000, from 2004 as we incurred higher expenses related to increased engineering staffing and other employee compensation expenses, which were almost entirely offset by a decrease in costs associated with IGT's integration and attainment of jurisdictional approvals for our new Epic 950(R) thermal casino printer on all of IGT's slot platforms worldwide (the "IGT Integration"). We incurred approximately $150,000 of IGT Integration costs in 2005 compared to $350,000 in 2004. Engineering and product development expenses increased as a percentage of net sales to 5.3% from 4.5%, primarily due to lower sales volume in 2005 compared to 2004.

     SELLING AND MARKETING. Selling and marketing expenses increased by $1,208,000, or 24%, to $6,319,000, due primarily to increased expenses related to (1) the addition of new sales staff for our three business units and our new service centers in Las Vegas, NV and Wallingford, CT, (2) marketing, promotional and trade show expenses related to the launch of our new line of printers exclusively for POS distributors and our increased presence at this year's Global Gaming Exposition (G2E) trade show in Las Vegas, NV, and (3) the recruitment and hiring of a Senior Vice President of Marketing during the second quarter of 2005. Selling and marketing expenses increased as a percentage of net sales to 12.4% from 8.5%, due primarily to the increases noted above in proportion to lower sales volume in 2005 compared to 2004.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $331,000, or 6%, due primarily to (1) recruiting and compensation related expenses associated with the re-location of our accounting department from Ithaca, NY to Wallingford, CT, (2) higher legal expenses related to our lawsuit against FutureLogic, Inc., and (3) increased software maintenance, travel, training and temporary help expenses associated with our Oracle software implementation. These increases were partially offset by (1) a decrease related to a one-time listing fee incurred in 2004 resulting from our move back onto the NASDAQ National Market from the NASDAQ SmallCap Market, (2) lower audit and professional expenses related to compliance with the Sarbanes-Oxley Act of 2002 incurred during 2005 (our second year of compliance) compared to 2004 (our initial year of compliance), and (3) expenses incurred in 2004 associated with our proposed acquisition of TPG, Inc. that was terminated and did not recur in 2005. General and administrative expenses increased as a percentage of net sales to 12.4% from 10.0%, due primarily to the increased expenses noted above in proportion to a lower volume of sales in 2005 compared to 2004.

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

(B) LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

     Overview: During 2006, our cash flows reflected the results of higher sales volume, increased investment in infrastructure and our stock repurchase program as compared to 2005. Even with the repurchase of approximately $2,625,000 of our common stock, and capital expenditures of $2,891,000, we still finished 2006 with no outstanding bank debt and approximately $3.4 million of cash and cash equivalents.

     Operating activities: The following significant factors primarily affected our cash provided by operations of $3,300,000 in 2006:

     -    We reported net income of $3,916,000.

     - We recorded depreciation, amortization and non-cash compensation expense of $2,149,000.

     - Accounts receivable increased by $3,063,000 due primarily to a higher volume of sales in the fourth quarter of 2006 compared to the fourth quarter of 2005.

     - Inventories increased by $1,531,000 and accounts payable increased by $1,138,000 due to higher inventory purchases and inventory levels related to higher sales volume in the fourth quarter of 2006 compared to the fourth quarter of 2005.

     - Accrued liabilities and other liabilities increased by $1,423,000 due to increases in: (1) compensation related accruals, (2) income tax accrual based on the increased level of income before taxes, (3) deferred revenue balances related to increased sales of extended service contracts, (4) accruals for legal fees and (5) consulting services accruals related to our Oracle software implementation. These increases were partly offset by a decrease in warranty accruals.

     - Accrued restructuring expenses decreased by $878,000 due to $399,000 of payments made on our Wallingford, CT lease obligation and the reversal of $479,000 of expense related to the execution of an agreement effective May 1, 2007 to terminate the lease agreement for our existing corporate headquarters located in Wallingford, CT.

     Investing activities: Our capital expenditures were approximately $2,891,000 and $2,756,000 in 2006 and 2005, respectively. Expenditures in 2006 included approximately $1,058,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $366,000 for the purchase of hardware and consulting costs related to our new phone system, $244,000 for the purchase of leasehold improvements made on the gaming and lottery headquarters and western region service center in Las Vegas, NV, with the remaining amount primarily related to the purchase of new product tooling.

     Financing activities: We used approximately $1,684,000 from financing activities during 2006, largely due to the repurchase of Company stock of approximately $2,625,000, partly offset by proceeds and tax benefits from stock option exercises of approximately $1,029,000. We also used approximately $88,000 of cash related to deferred financing costs for the new revolving credit facility we entered into with TD Banknorth during November 2006.

WORKING CAPITAL

     Our working capital increased to $16,438,000 at December 31, 2006 from $15,375,000 at December 31, 2005. The current ratio decreased to 2.9 to 1 at December 31, 2006 compared to 3.2 to 1 at December 31, 2005. The decrease in the current ratio was largely due to higher accounts payable resulting from higher sales volume and inventory purchases and an increase in income taxes payable resulting from a higher level of income before taxes, somewhat offset by higher accounts receivable and inventory levels. In addition, our working capital and current ratio were impacted by our stock repurchase program, as we continue to use available cash to repurchase shares of our common stock in the open market.

DEFERRED TAXES

     As of December 31, 2006, we had a net deferred tax asset of approximately $2,709,000. In order to utilize this deferred tax asset, we will need to generate approximately $6.8 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

     On November 28, 2006, we signed a new, five-year $20 million credit facility (the "New TD Banknorth Credit Facility") with TD Banknorth, N.A. ("TD Banknorth"). The new credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The New TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Due to TransAct's improved financial performance, our New TD Banknorth Credit Facility provides substantially improved terms compared to our existing credit facility, including lower on-going costs, fewer financial covenants, reduced reporting requirements and a lower interest rate. Borrowings under the new revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Deferred financing costs relating to expenses incurred to complete the New TD Banknorth Credit Facility were $88,000 at December 31, 2006. The New TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the New TD Banknorth Credit Facility at December 31, 2006.

     As of December 31, 2006, we had no balances outstanding on the revolving credit line. Undrawn commitments under the New TD Banknorth Credit facility were approximately $20,000,000 at December 31, 2006.

STOCK REPURCHASE PROGRAM

     On March 25, 2005, the Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During 2006, we repurchased a total of 296,300 shares of common stock for approximately $2,625,000 at an average price of $8.86 per share. As of December 31, 2006, we have repurchased a total of 801,300 shares of common stock for approximately $6,492,000, at an average price of $8.10 per share.

SHAREHOLDERS' EQUITY

     Shareholders' equity increased by $3,033,000 to $24,290,000 at December 31, 2006 from $21,257,000 at December 31, 2005. The increase was primarily due to
(1) net income of $3,916,000, (2) proceeds of approximately $687,000 from the issuance of approximately 136,000 shares of common stock from stock option exercises, (3) an increase in additional paid-in capital of approximately $342,000 resulting from tax benefits from tax deductions arising from the sale of employee stock from stock option exercises and vesting of restricted stock, and (4) non-cash compensation expense of $581,000 related to stock options and restricted stock, and (5) foreign currency translation adjustments of approximately $132,000. These increases were offset by treasury stock purchases of 296,300 shares of common stock for approximately $2,625,000.

CONSOLIDATION EXPENSES

     During 2001 through 2007, we recognized approximately $5.5 million of business consolidation, restructuring and related expenses as a result of the Consolidation. These expenses primarily included employee severance and termination related expenses, facility closure and consolidation expenses (including moving expenses, estimated non-cancelable lease payments and other costs) and accelerated depreciation and asset disposal losses on certain leasehold improvements and other fixed assets.

     In November 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our facility located in Wallingford, CT (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the old lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed $479,000 of previously accrued expenses related to the Consolidation in the fourth quarter of 2006. As of December 31, 2006, we have provided for the estimated remaining non-cancelable lease payments and other related costs for this facility through the new termination date of the lease (May 1, 2007).

     As of December 31, 2006, our restructuring accrual amounted to $315,000 which represents the estimated remaining non-cancelable lease payments and other related costs for the Wallingford facility through the new termination date of the lease (May 1, 2007). We do not expect to incur any further restructuring expenses or to adjust our restructuring accrual. The restructuring accrual balance will be reduced to zero as of May 1, 2007. We paid approximately $399,000, $447,000 and $446,000 of expenses related to the Consolidation in 2006, 2005 and 2004, respectively.

CONTRACTUAL OBLIGATIONS

     TransAct's contractual obligations as of December 31, 2006 were as follows:

(In thousands)                 Total    < 1 year   1-3 years   3-5 years   > 5 years
                              -------   --------   ---------   ---------   ---------
Operating lease obligations   $ 5,622    $   978     $1,743      $1,461      $1,440
Purchase obligations           16,918     16,848         70          --          --
                              -------    -------     ------      ------      ------
Total                         $22,540    $17,826     $1,813      $1,461      $1,440
                              =======    =======     ======      ======      ======

     Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of raw material and component part inventory.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR INCOME TAX UNCERTAINTIES: In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which will be effective the first quarter of 2007. Based on the "more-likely-than-not" standard under FIN 48, we expect that this guidance may impact the Company's recognition of tax benefits related to uncertain tax positions. However, the Company has not yet finalized its assessment of FIN 48.

     EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR
MISSTATEMENTS: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

     FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FASB 157 on the Company's financial position and results of operations.

RESOURCE SUFFICIENCY

     We believe that our cash on hand, cash flows generated from operations and borrowings available under the New TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including costs associated with the Consolidation, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next twelve months.

(C) IMPACT OF INFLATION

     TransAct believes that its business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor does it believe it will be significantly affected by inflation during 2007.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Registered Public Accounting Firm                       29

TransAct Technologies Incorporated consolidated financial statements:

   Consolidated balance sheets as of December 31, 2006 and 2005               30

   Consolidated statements of income for the years ended December 31,
      2006, 2005 and 2004                                                     31

   Consolidated statements of changes in shareholders' equity and comprehensive income for the years ended December 31, 2006,
      2005 and 2004                                                           32

   Consolidated statements of cash flows for the years ended December
      31, 2006, 2005 and 2004                                                 33

   Notes to consolidated financial statements                              34-50

Financial Statement Schedule

   The following financial statement schedule is included herein:

   Schedule II - Valuation and Qualifying Accounts                            51

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TransAct Technologies
Incorporated:

We have completed integrated audits of TransAct Technologies Incorporated's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries (the "Company") at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9a, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, CT
March 15, 2007

                       TRANSACT TECHNOLOGIES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,   December 31,
                                                                   2006           2005
                                                               ------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                     $ 3,436        $ 4,579
   Receivables, net                                               11,422          8,359
   Inventories                                                     7,567          6,036
   Refundable income taxes                                            42            295
   Deferred tax assets                                             2,167          2,735
   Other current assets                                              552            258
                                                                 -------        -------
      Total current assets                                        25,186         22,262
                                                                 -------        -------
Fixed assets, net                                                  5,938          4,510
Goodwill                                                           1,469          1,469
Deferred tax assets                                                  542            557
Intangible and other assets, net of accumulated amortization
   of $122 and $41, respectively                                     571            534
                                                                 -------        -------
                                                                   8,520          7,070
                                                                 -------        -------
Total assets                                                     $33,706        $29,332
                                                                 =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                              $ 3,997        $ 2,859
   Accrued liabilities                                             4,047          3,198
   Accrued restructuring expenses                                    315            420
   Deferred revenue                                                  389            410
                                                                 -------        -------
      Total current liabilities                                    8,748          6,887
                                                                 -------        -------
Accrued restructuring expenses, net of current portion                --            773
Deferred revenue, net of current portion                             508            270
Accrued warranty, net of current portion                             160            145
                                                                 -------        -------
                                                                     668          1,188
                                                                 -------        -------
   Total liabilities                                               9,416          8,075
                                                                 -------        -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Preferred stock, $0.01 par value, 4,800,000
      authorized, none issued and outstanding                         --             --
   Preferred stock, Series A, $0.01 par value, 200,000
      authorized, none issued and outstanding                         --             --
   Common stock, $0.01 par value, 20,000,000 authorized at
      December 31, 2006 and 2005; 9,574,777 and
      9,731,670 shares issued; 8,773,477 and 9,226,670
      shares outstanding, at December 31, 2006 and 2005,
      respectively                                                   104            102
   Additional paid-in capital                                     19,105         19,334
   Retained earnings                                              11,405          7,489
   Unamortized restricted stock compensation                          --         (1,837)
   Accumulated other comprehensive income, net of tax                168             36
   Treasury stock, 801,300 and 505,000 shares at cost             (6,492)        (3,867)
                                                                 -------        -------
      Total shareholders' equity                                  24,290         21,257
                                                                 -------        -------
Total liabilities and shareholders' equity                       $33,706        $29,332
                                                                 =======        =======

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2006      2005      2004
                                                  -------   -------   -------
Net sales                                         $64,328   $51,091   $59,847
Cost of sales                                      41,963    35,501    37,805
                                                  -------   -------   -------
Gross profit                                       22,365    15,590    22,042
                                                  -------   -------   -------
Operating expenses:
   Engineering, design and product development      2,824     2,726     2,715
   Selling and marketing                            6,892     6,319     5,111
   General and administrative                       7,040     6,321     5,990
   Business consolidation and restructuring          (479)       --      (225)
                                                  -------   -------   -------
                                                   16,277    15,366    13,591
                                                  -------   -------   -------
Operating income                                    6,088       224     8,451
                                                  -------   -------   -------
Interest and other income (expense):
   Interest expense                                   (44)      (41)      (44)
   Interest income                                    148       114        48
   Other, net                                        (159)       32       (18)
                                                  -------   -------   -------
                                                      (55)      105       (14)
                                                  -------   -------   -------
Income before income taxes                          6,033       329     8,437
Income tax provision (benefit)                      2,117       (48)    2,979
                                                  -------   -------   -------
Net income                                          3,916       377     5,458
   Dividends and accretion charges on preferred
      stock                                            --        --      (111)
   Earnings allocated to preferred shareholders        --        --      (111)
                                                  -------   -------   -------
Net income available to common shareholders       $ 3,916   $   377   $ 5,236
                                                  =======   =======   =======
Net income per common share:
   Basic                                          $  0.41   $  0.04   $  0.55
   Diluted                                        $  0.40   $  0.04   $  0.51
Shares used in per-share calculation:
   Basic                                            9,577     9,849     9,593
   Diluted                                          9,870    10,163    10,231

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                        (In thousands, except share data)

                                                                   Unamortized             Accumulated
                           Common Stock     Additional             Restricted                 Other                   Total
                        ------------------    Paid-in   Retained      Stock     Treasury  Comprehensive           Comprehensive
                          Shares    Amount    Capital   Earnings  Compensation    Stock   Income (Loss)   Total       Income
                        ----------  ------  ----------  --------  ------------  --------  -------------  -------  -------------
Balance, December 31,
   2003                  8,952,650     60       8,441     1,769          (30)        --          107      10,347
   Cancellation of
      restricted stock      (3,000)    --         (72)       --           72         --           --          --
   Issuance of shares
      from exercise of
      stock options        321,947      3       1,376        --           --         --           --       1,379
   Issuance of shares
      from employee
      stock purchase
      plan                   3,706     --          47        --           --         --           --         47
   Issuance of shares
      from exercise of
      common stock
      warrants              15,000     --          90        --           --         --           --         90
   Issuance of shares
      from conversion
      of preferred
      stock, net of
      issuance and
      registration
      costs                666,665      6       3,818        --           --         --           --       3,824
   Issuance of
      restricted stock      81,000      1       1,399        --       (1,400)        --           --          --
   Share-based
      compensation
      expense                   --     --          --        --          291         --           --         291
   Tax benefit related
      to employee
      stock sales               --     --       2,332        --           --         --           --       2,332
   Redemption of
      partial shares
      of common stock
      in connection
      with the 3:2
      stock split             (202)    30         (30)       --           --         --           --          --
   Dividends paid on
      preferred stock           --     --          --       (91)          --         --           --         (91)
   Accretion of
      preferred stock
      discount and
      issuance costs            --     --          --       (24)          --         --           --         (24)
   Comprehensive
      income:
      Foreign currency
         translation
         adj.                   --     --          --        --           --         --           62          62         62
      Net income                --     --          --     5,458           --         --           --       5,458      5,458
                        ----------   ----     -------   -------      -------    -------       ------     -------     ------
Balance, December 31,
   2004                 10,037,766    100      17,401     7,112       (1,067)        --          169      23,715      5,520
                                                                                                                     ======
   Cancellation of
      restricted stock        (250)    --          (3)       --            3         --           --          --
   Issuance of shares
      from exercise of
      stock options         71,064      1         323        --           --         --           --         324
   Issuance of shares
      from employee
      stock purchase
      plan                   2,690     --          23        --           --         --           --          23
   Acceleration of
      outstanding
      stock options             --     --          26        --           --         --           --          26
   Issuance of
      restricted stock     125,400      1       1,230        --       (1,231)        --           --          --
   Share-based
      compensation
      expense                   --     --          --        --          458         --           --         458
   Tax benefit related
      to employee
      stock sales and
      vesting of
      restricted stock          --     --         337        --           --         --           --         337
   Purchase of
      treasury stock      (505,000)    --          --        --           --     (3,867)          --      (3,867)
   Expenses related to
      preferred stock
      conversion                --     --          (3)       --           --         --           --          (3)
   Comprehensive
      income:
      Foreign currency
         translation
         adj., net of
         tax                    --     --          --        --           --         --         (133)       (133)      (133)
      Net income                --     --          --       377           --         --           --         377        377
                        ----------   ----     -------   -------      -------    -------       ------     -------     ------
Balance, December 31,
   2005                  9,731,670    102      19,334     7,489       (1,837)    (3,867)          36      21,257        244
                                                                                                                     ======
   Impact of adoption
      of new
      accounting
      pronouncements            --     --      (1,837)       --        1,837         --           --          --
   Cancellation of
      restricted stock     (11,750)    --          --        --           --         --           --          --
   Issuance of shares
      from exercise of
      stock options        136,157      2         685        --           --         --           --         687
   Issuance of
      restricted stock      15,000     --          --        --           --         --           --          --
   Tax benefit related
      to employee
      stock sales and
      vesting of
      restricted stock          --     --         342        --           --         --           --         342
   Purchase of
      treasury stock      (296,300)    --          --        --           --     (2,625)          --      (2,625)
   Share-based
      compensation
      expense                   --     --         581        --           --         --           --         581
   Comprehensive
      income:
      Foreign currency
         translation
         adj., net of
         tax                    --     --          --        --           --         --          132         132        132
      Net income                --     --          --     3,916           --         --           --       3,916      3,916
                        ----------   ----     -------   -------      -------    -------       ------     -------     ------
Balance, December 31,
   2006                  9,574,777   $104     $19,105   $11,405      $    --    $(6,492)      $  168     $24,290     $4,048
                        ==========   ====     =======   =======      =======    =======       ======     =======     ======

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                   2006      2005      2004
                                                                 -------   -------   -------
Cash flows from operating activities:
   Net income                                                    $ 3,916   $   377   $ 5,458
   Adjustments to reconcile net income to net cash provided by operating activities:
      Share-based compensation expense                               581       484       291
      Incremental tax benefits from stock options exercised         (342)       --        --
      Depreciation and amortization                                1,568     1,493     1,634
      Deferred income taxes                                          583      (648)      380
      Loss (gain) on sale of fixed assets                             --         4        --
      Reversal of accrued restructuring expense                     (479)       --      (225)
      Changes in operating assets and liabilities:
         Receivables                                              (3,063)      551       164
         Inventories                                              (1,531)    2,038       (13)
         Refundable income taxes                                     253       215      (380)
         Other current assets                                       (276)      328      (207)
         Other assets                                                (72)        3        (8)
         Accounts payable                                          1,138      (945)      516
         Accrued liabilities and deferred revenue                  1,423      (580)    1,179
         Accrued restructuring expenses                             (399)     (447)     (446)
                                                                 -------   -------   -------
      Net cash provided by operating activities                    3,300     2,873     8,343
                                                                 -------   -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                      (2,891)   (2,756)   (1,178)
   Purchase of intangible assets                                      --      (510)       --
                                                                 -------   -------   -------
      Net cash used in investing activities                       (2,891)   (3,266)   (1,178)
                                                                 -------   -------   -------
Cash flows from financing activities:
   Term loan repayments                                               --        --      (420)
   Payment of deferred financing costs                               (88)       --        --
   Proceeds from stock option exercises                              687       347     1,516
   Purchases of common stock for treasury                         (2,625)   (3,867)       --
   Incremental tax benefits from stock options exercised             342
   Payment of cash dividends                                          --        --       (91)
   Payment of preferred stock conversion and registration             --        (3)     (102)
      expense
                                                                 -------   -------   -------
      Net cash (used in) provided by financing activities         (1,684)   (3,523)      903
                                                                 -------   -------   -------
Effect of exchange rate changes                                      132      (133)       62
                                                                 -------   -------   -------
(Decrease) increase in cash and cash equivalents                  (1,143)   (4,049)    8,130
Cash and cash equivalents, beginning of period                     4,579     8,628       498
                                                                 -------   -------   -------
Cash and cash equivalents, end of period                         $ 3,436   $ 4,579   $ 8,628
                                                                 =======   =======   =======
Supplemental cash flow information:
   Interest paid                                                 $    43   $    41   $    44
   Income taxes paid                                               1,201       431       517
Non-cash financing activities:
   Conversion of preferred stock to common stock                 $    --   $    --   $ 3,926
   Tax benefit related to employee stock sales and restricted
      stock                                                          342       337     2,332
   Accretion of preferred stock discount and issuance costs           --        --        24
   Issuance of restricted stock                                      207     1,231     1,400

          See accompanying notes to consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

          TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Wallingford, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include gaming, lottery, banking and hospitality. Our printers are designed based on market specific requirements and are sold under the Ithaca(R) and Epic(TM) product brands. We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

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

          SEGMENT REPORTING: We apply the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). We view our operations and manage our business as one segment: the design, development, manufacture and sale of transaction-based printers. Factors used to identify TransAct's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. We operate predominantly in one geographical area, the United States of America. See Note 20 for information regarding our international operations. We provide the following disclosures of revenues from products and services:

                                  Year ended          Year ended          Year ended
(In thousands)                December 31, 2006   December 31, 2005   December 31, 2004
                              -----------------   -----------------   -----------------
POS and banking printers       $16,858    26.2%    $16,410    32.1%    $17,659    29.5%
Gaming and lottery printers     34,677    53.9%     23,634    46.3%     31,937    53.4%
Services, spare parts and
   consumables                  12,793    19.9%     11,047    21.6%     10,251    17.1%
                               -------   -----     -------   -----     -------   -----
Total net sales                $64,328   100.0%    $51,091   100.0%    $59,847   100.0%
                               =======   =====     =======   =====     =======   =====

     CASH AND CASH EQUIVALENTS: We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: We have standardized credit granting and review policies and procedures for all customer accounts, including:

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. We record a specific allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables. Allowances for doubtful accounts on accounts receivable balances were $204,000 and $240,000, as of December 31, 2006 and 2005, respectively.

          INVENTORIES: Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. We assess market value based on historical usage and estimates of future demand in the market.

          FIXED ASSETS: Fixed assets are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Costs related to repairs and maintenance are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized. Depreciation expense was $1,466,000, $1,419,000 and $1,608,000 in 2006, 2005 and 2004, respectively.

          LEASES: Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of control of physical use of the asset or of initial possession. The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability. Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the occupancy date.

          GOODWILL: We adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") on January 1, 2002. Under FAS 142, goodwill is no longer amortized and is tested for impairment at least annually at the reporting unit level.

          We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have performed an impairment test as of December 31, 2006 and determined that no impairment has occurred.

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

     Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

             December 31,
             ------------
              2006   2005
              ----   ----
Customer A     14%    19%
Customer B     10%      *
Customer C     14%      *

*    - customer balances were less than 10% of total accounts receivable

     Sales to customers representing 10% or more of total net sales were as follows:

             Year ended December 31,
             -----------------------
               2006   2005   2004
               ----   ----   ----
Customer A      20%    17%     16%
Customer B        *    14%       *
Customer C        *      *     14%

*    - customer balances were less than 10% of total net sales

          The primary operations of our United Kingdom subsidiary, a European sales and service center, relates to revenue generated from a service contract from a single customer in the United Kingdom. The contract has a termination date of May 2007. We do not expect that such contract will be renewed at the same volume of activity as the previous contract. We are currently evaluating the impact that this may have on our financial results.

          WARRANTY: We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

          The following table summarizes the activity recorded in the accrued product warranty liability:

                                         Year ended December 31,
                                         -----------------------
(In thousands)                             2006    2005    2004
                                          -----   -----   -----
Balance, beginning of year                $ 644   $ 597   $ 495
Additions related to warranties issued      595     613     610
Warranty costs incurred                    (636)   (566)   (508)
                                          -----   -----   -----
Balance, end of year                      $ 603   $ 644   $ 597
                                          =====   =====   =====

          Approximately $160,000 and $145,000 of the accrued product warranty liability were classified as long-term at December 31, 2006 and 2005, respectively.

          RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. We recorded approximately $2,824,000, $2,726,000 and $2,715,000 of research and development expense in the years ended December 31, 2006, 2005 and 2004, respectively.

          ADVERTISING: Advertising costs are expensed as incurred. Advertising expenses, which are included in selling and marketing on the accompanying consolidated statements of income, for the years ended December 31, 2006, 2005 and 2004 totaled $182,000, $371,000 and $343,000, respectively.

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

          FOREIGN CURRENCY TRANSLATION: The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses have been translated at the weighted average exchange rate for the year, and shareholders' equity has been translated at historical exchange rates. The resulting translation gains or losses, net of tax, are recorded in stockholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in other income (expense).

          FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short-term nature of these accounts.

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

          SHARE-BASED PAYMENTS: In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123R"), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. We adopted the accounting provisions of FAS 123R beginning in the first quarter of 2006. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148").

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

          The Compensation Committee's decision to accelerate the vesting of affected stock options was primarily based upon our required adoption of FAS 123R effective January 1, 2006. Due to the acceleration of vesting of unvested options prior to the adoption of FAS123R, we are only recording compensation expense related to stock options granted in 2006 and beyond. We recorded approximately $26,000 of compensation expense in the fourth quarter of 2005 related to the acceleration of vesting.

          NET INCOME AND LOSS PER SHARE: We report net income or loss per share in accordance with Financial Standard No. 128, "Earnings per Share (EPS)" ("FAS 128"). Under FAS 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. Net income or loss available to common shareholders represents reported net income or loss less accretion of redeemable convertible preferred stock and allocation of preferred earnings. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes restricted stock, in-the-money options and warrants using the treasury stock method, and also includes the assumed conversion of preferred stock using the if-converted method, but only if dilutive. During a loss period, the assumed exercise of in-the-money stock options and warrants and the conversion of convertible preferred stock has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS. See Note 16 for EPS calculation.

          Beginning in the second quarter of 2004, the Company applied the consensus set forth in EITF 03-06 "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", which requires the two-class method of computing earnings per share when participating securities, such as our redeemable preferred stock, are outstanding. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities based upon an allocation of earnings as if all of the earnings for the period had been distributed in accordance with participation rights on undistributed earnings. EITF 03-6 became effective for reporting periods beginning after March 31, 2004. The application of EITF 03-06 only impacted the calculation of earnings per share for the year ended December 31, 2004 due to no preferred stock outstanding in 2006 and 2005.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          ACCOUNTING FOR INCOME TAX UNCERTAINTIES: In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which will be effective the first quarter of 2007. Based on the "more-likely-than-not" standard under FIN 48, we expect that this guidance may impact the Company's recognition of tax benefits related to uncertain tax positions. However, the Company has not yet finalized its assessment of FIN 48.

          EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR
     MISSTATEMENTS: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements". SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

          FAIR VALUE MEASUREMENTS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157") which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Because the guidance was recently issued, management has not yet determined the impact, if any, of adopting the provisions of FASB 157 on the Company's financial position and results of operations.

4.   INVENTORIES

          The components of inventories are:

                                                December 31,
                                              ---------------
(In thousands)                                 2006     2005
                                              ------   ------
Raw materials and purchased component parts   $7,337   $5,788
Finished goods                                   230      248
                                              ------   ------
                                              $7,567   $6,036
                                              ======   ======

5.   FIXED ASSETS

     The components of fixed assets are:

                                                      December 31,
                                                  -------------------
(In thousands)                                      2006       2005
                                                  --------   --------
Tooling, machinery and equipment                  $ 12,407   $ 13,748
Furniture and office equipment                       1,560      1,553
Computer software and equipment                      4,985      3,515
Leasehold improvements                               1,051        949
                                                  --------   --------
                                                    20,003     19,765
Less: accumulated depreciation and amortization    (14,065)   (15,255)
                                                  --------   --------
                                                  $  5,938   $  4,510
                                                  ========   ========

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The purchase price was allocated, based on management's estimates, to intangible assets based on their relative fair value at the date of acquisition. The fair value of the intangibles, comprised of purchased technology and a covenant not to compete, was determined using the future discounted cash flows method. The intangible assets are being amortized on a straight-line basis over six and seven years, respectively, for the estimated life of the assets.

          The following summarizes the allocation of the purchase price for the acquisition of certain intangible assets from Bally (in thousands):

Purchased technology      $364
Covenant not to compete    146
                          ----
Consideration paid        $510
                          ====

          Amortization expense associated with the technology purchased from Bally was $81,000 and $41,000 for 2006 and 2005, respectively. Amortization expense for each of the next five years ending December 31 is expected to be as follows: $81,000 in each of 2007 through 2010; and $51,000 in 2011.

7.   ACCRUED LIABILITIES

          The components of accrued liabilities (current portion) are:

                                December 31,
                              ---------------
(In thousands)                 2006     2005
                              ------   ------
Payroll and fringe benefits   $1,671   $1,219
Income taxes                     710      679
Warranty - current portion       443      499
Rent and occupancy               251      200
Professional and consulting      364       80
Other                            608      521
                              ------   ------
                              $4,047   $3,198
                              ======   ======

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

          During 2001 through 2003, we recorded expenses of approximately $6,182,000 related to costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING EXPENSES (CONTINUED)

          In December 2004, we determined that certain functions would be relocated and/or expanded in our Wallingford, CT corporate offices. In order to achieve the benefit of these changes, we expanded our use of space in our current facility. Because of this increase in use of space in the Wallingford facility, and because we had experienced lower than expected operating and maintenance costs than previously estimated, during 2004 we reversed $225,000 of previously accrued amounts provided for the remaining non-cancelable lease payments and related costs.

          In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. As of December 31, 2006, our restructuring accrual was $315,000, which represents the estimated remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the new termination date of the lease (May 1, 2007).

          The following table summarizes the activity recorded in the restructuring accrual:

                                           Year ended December 31,
                                          ------------------------
(In thousands)                             2006     2005     2004
                                          ------   ------   ------
Accrual balance, beginning of year        $1,193   $1,640   $2,311
                                          ------   ------   ------
Business consolidation and
   restructuring expenses:
   Reversal of lease obligation related
      to unused space                       (479)      --     (225)
                                          ------   ------   ------
                                            (479)      --     (225)
                                          ------   ------   ------
Cash payments                               (399)    (447)    (446)
                                          ------   ------   ------
Accrual balance, end of year              $  315   $1,193   $1,640
                                          ======   ======   ======

          At December 31, 2006 and 2005, $0 and $773,000, respectively, of the restructuring accrual was classified as part of long-term liabilities. The long-term portion represents the portion of non-cancelable lease termination costs and other costs expected to be paid beyond one year.

9.   RETIREMENT SAVINGS PLAN

          On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the "401(k) Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) Plan. Our matching contributions were $249,000, $225,000 and $201,000 in 2006, 2005 and 2004, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  BORROWINGS

          On November 28, 2006, we signed a new, five-year $20 million credit facility (the "New TD Banknorth Credit Facility") with TD Banknorth, N.A. ("TD Banknorth"). The new credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The New TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Borrowings under the new revolving credit line bear a floating rate of interest at the prime rate minus one-percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Deferred financing costs relating to expenses incurred to complete the New TD Banknorth Credit Facility were $88,000 at December 31, 2006. The New TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the New TD Banknorth Credit Facility at December 31, 2006.

          As of December 31, 2006, we had no outstanding borrowings on the revolving credit line. Undrawn commitments under the New TD Banknorth Credit Facility were $20,000,000 at December 31, 2006.

11.  COMMITMENTS AND CONTINGENCIES

          In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic") in Connecticut, which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In January 2006, the California court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's case will be transferred to the Connecticut court for consolidation with the action pending in that forum. In September 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. The California District Court has been notified of this development. The action is currently in the pre-trial motion stage and, as of December 31, 2006, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

          At December 31, 2005, we were lessee on operating leases for equipment and real property. Rent expense was approximately $1,330,000, $1,294,000 and $1,098,000 in 2006, 2005 and 2004, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows: $978,000 in 2007; $877,000 in 2008; $867,000 in
     2009; $716,000 in 2010; $745,000 in 2011; and $1,440,000 thereafter. Such payments include those related to the lease of our Wallingford, CT manufacturing facility, a portion of which has been recognized within the restructuring accrual described in Note 8.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS

          STOCK INCENTIVE PLANS. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors' Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. Effective upon the approval of the 2005 Equity Incentive Plan on May 25, 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors' Stock Plan or the 2001 Employee Stock Plan. At December 31, 2006, approximately 462,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

          EMPLOYEE STOCK PURCHASE PLAN: In May 2000, our shareholders approved the Employee Stock Purchase Plan (the "ESPP"), under which 75,000 shares of our common stock were available for issuance to employees beginning June 1, 2000. All full-time employees were eligible to participate in the ESPP at the beginning of each six-month period (the "Offering Period"), which began on June 1 and December 1. Eligible employees could elect to withhold up to 5% of their salary to purchase shares of our common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The ESPP was terminated on May 31, 2005. We issued 2,690 and 3,706, shares of common stock under the ESPP during 2005 and 2004, respectively. At December 31, 2006, no shares remained available for issuance due to the termination of the ESPP.

          Under the assumptions indicated below, the weighted-average fair value of stock option grants for the year ended December 31, 2006 and 2004 was $5.91 and $20.64, respectively. No fair value or assumptions have been disclosed for the year ended December 31, 2005 as no stock option grants were made during this period. The table below indicates the key assumptions used in the option valuation calculations for options granted in the twelve months ended December 31, 2006 and 2004 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

                          Year ended December   Year ended December
                                31, 2006              31, 2004
                          -------------------   -------------------
Expected option term           5.2 years             8.9 years
Expected volatility                 78.4%                 81.5%
Risk-free interest rate              4.5%                  3.6%
Dividend yield                         0%                    0%

          Expected Option Term - This is the weighted average period of time over which the options granted are expected to remain outstanding giving consideration to our historical exercise patterns. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

          Expected Volatility - The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period approximately equal to the expected option term of the grant. An increase in the expected volatility factor will increase compensation expense.

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

          For purposes of pro forma disclosures under FAS 123 for the years ended December 31, 2005 and 2004, the estimated fair value of the share-based awards was assumed to be amortized to expense over the stock option's vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and net income per common share were as follows:

                                                                   Year ended     Year ended
                                                                  December 31,   December 31,
                                                                      2005           2004
(In thousands, except per share data)                             ------------   ------------
Net income available to common shareholders:
   Net income available to common shareholders, as reported         $   377         $5,236
   Add: Stock-based compensation expense included
      in reported net income, net of tax                                315            205
   Deduct: Stock-based compensation expense determined
      under fair value based method for all awards, net
      of tax                                                         (1,294)          (390)
                                                                    -------         ------
   Pro forma net (loss) income available to common shareholders     $  (602)        $5,051
                                                                    =======         ======
Net (loss) income per common share:
   Basic:
      As reported                                                   $  0.04         $ 0.55
      Pro forma                                                     $ (0.06)        $ 0.53
   Diluted:
      As reported                                                   $  0.04         $ 0.51
      Pro forma                                                     $ (0.06)        $ 0.49

          The fair values used to reflect the pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the years ended December 31, 2005 and 2004 were estimated at the date of grant using the Black-Scholes option-pricing model.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          After the adoption of FAS 123R, we recognized compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted restricted stock awards that were outstanding as of January 1, 2006, in our condensed consolidated statement of income for the year ended December 31, 2006. During 2006, we recognized compensation expense, net of reversal of expense related to forfeitures, of $111,000 for stock options and $470,000 for restricted stock, which was recorded in our consolidated statement of income. The income tax benefits from share-based payments recorded in the income statement totaled $204,000 for 2006. No compensation expense related to stock options was recorded in 2005 and $458,000 in compensation expense related to restricted stock was recorded in 2005. The following table illustrates the impact of the adoption of FAS 123R on reported amounts:

                              Year ended December 31, 2006
                              ----------------------------
                                             Impact of
                                     As       FAS 123R
                                  Reported    Adoption
                                  --------   ---------
Operating income                   $6,088      $ 111
Income before income taxes          6,033        111
Net income                          3,916         72
Net income per share:
   Basic                           $ 0.41      $0.01
   Diluted                           0.40       0.01

          For the year ended December 31, 2006, the adoption of FAS 123R resulted in tax benefits from stock options exercised in the period being classified as financing activities in the 2006 statement of cash flows. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. Upon the adoption of FAS 123R, we also reclassified the unamortized restricted stock compensation account of $1,837,000 against additional paid-in capital. This adjustment was applied using MPA and, accordingly, has not been reflected in the 2005 financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                    Year Ended December 31,
                                ---------------------------------------------------------------
                                        2006                 2005                  2004
                                -------------------   ------------------   --------------------
                                           Weighted             Weighted               Weighted
                                            Average              Average                Average
                                           Exercise             Exercise               Exercise
                                 Shares      Price     Shares     Price      Shares      Price
                                --------   --------   -------   --------   ---------   --------
Outstanding at beginning of
   period:                       741,501    $ 6.10    813,664    $ 5.97    1,123,533    $ 4.50
   Granted                       115,000      8.83         --        --       52,750     26.81
   Exercised                    (136,157)     5.05    (71,064)     4.55     (321,947)     4.28
   Canceled                      (13,000)    10.62     (1,099)     3.93      (40,672)     5.74
                                --------    ------    -------    ------    ---------    ------
Outstanding at end of period     707,344    $ 6.67    741,501    $ 6.10      813,664    $ 5.97
                                ========    ======    =======    ======    =========    ======
Options exercisable at end of
   Period                        602,344    $ 6.29    741,501    $ 6.10      458,382    $ 4.67
                                ========    ======    =======    ======    =========    ======

                                      Options Outstanding
                           ----------------------------------------       Options Exercisable
                                                         Weighted-    --------------------------
                                            Weighted-     Average                      Weighted-
                           Outstanding at    Average     Remaining    Exercisable at    Average
                            December 31,     Exercise   Contractual    December 31,     Exercise
Range of Exercise Prices        2006          Price         Life           2006          Price
------------------------   --------------   ---------   -----------   --------------   ---------
                                                         (In years)
$ 2.00 - $ 5.00                423,469        $ 3.70        5.0           423,469        $ 3.70
  5.01 -   7.50                115,875          6.53        4.3           115,875          6.53
  7.51 -  10.00                118,750          8.74        8.2            13,750          8.09
 10.01 -  25.00                 13,500         16.50        5.2            13,500         16.50
 25.01 -  35.00                 35,750         31.66        7.2            35,750         31.66
                               -------                                    -------
                               707,344          6.67        5.6           602,344          6.29
                               =======                                    =======

          At December 31, 2006, outstanding stock options at the end of the year had an intrinsic value of $2,180,000. At December 31, 2006, outstanding stock options that are vested or expected to vest were 658,603 at a weighted average exercise price of $6.67. In addition, outstanding stock options that are vested or expected to vest had an intrinsic value of $2,042,000 with a weighted average remaining contractual life of 4.0 years. As of December 31, 2006, unrecognized compensation cost related to stock options totaled $509,000, which is expected to be recognized over a weighted average period of 4.1 years.

          At December 31, 2006, exercisable stock options had an intrinsic value of $2,159,000 with a weighted average remaining contractual life of 4.9 years. In addition, exercisable stock options that are vested or expected to vest were 556,417 and had an intrinsic value of $2,022,000 at a weighted average exercise price of $6.29.

          The total intrinsic value of stock options exercised was $825,000 for the year ended December 31, 2006. No stock options vested during the year ended December 31, 2006.

          Cash received from stock option exercises for the year ended December 31, 2006 was $687,000.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK INCENTIVE PLANS AND WARRANTS (CONTINUED)

          RESTRICTED STOCK: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                             Weighted
                                          Average Grant
                                            Date Fair
                                              Values
                                          -------------
Nonvested shares at December 31, 2005         $12.23
   Granted                                     13.78
   Vested                                      12.78
   Canceled                                    12.64
Nonvested shares at December 31, 2006          12.22

                                            Year Ended December 31,
                                          ---------------------------
                                            2006      2005      2004
                                          -------   -------   -------
Nonvested shares at beginning of period   187,550    79,500    16,999
   Granted                                 15,000   125,400    81,000
   Vested                                 (36,684)  (17,100)  (15,499)
   Canceled                               (11,750)     (250)   (3,000)
                                          -------   -------   -------
Nonvested shares at end of period         154,116   187,550    79,500
                                          =======   =======   =======

          As of December 31, 2006, unrecognized compensation cost related to restricted stock totaled $1,426,000, which is expected to be recognized over a weighted average period of 3.1 years. The total intrinsic value of restricted stock that vested during the twelve months ended December 31, 2006 was $338,000.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES

          The components of the income tax provision (benefit) are as follows:

                                 Year Ended December 31,
                                 -----------------------
(In thousands)                    2006     2005    2004
                                 ------   -----   ------
Current:
   Federal                       $  952   $   7   $2,077
   State                             41      68      216
   Foreign                          541     525      306
                                 ------   -----   ------
                                  1,534     600    2,599
                                 ------   -----   ------
Deferred:
   Federal                          552    (634)     363
   State                             31     (14)      17
   Foreign                           --      --       --
                                 ------   -----   ------
                                    583    (648)     380
                                 ------   -----   ------
Income tax provision (benefit)   $2,117   $ (48)  $2,979
                                 ======   =====   ======

          At December 31, 2006, we have $1,599,000 of state net operating loss carryforwards that begin to expire in 2009, and no federal net operating loss carryforwards. We also have approximately $129,000 in federal research and development tax credit carryforwards that begin to expire in 2011 and foreign tax credit carryforwards of approximately $401,000 that begin to expire in 2011. We had foreign income before taxes of $1,813,000, $1,833,000 and $1,084,000 in 2006, 2005 and 2004, respectively.

          Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our gross deferred tax assets and liabilities were comprised of the following:

                                            December 31,
                                          ---------------
(In thousands)                             2006     2005
                                          ------   ------
Gross deferred tax assets:
   Net operating losses                   $   47   $   67
   Accrued restructuring expenses            116      418
   Capitalized research and development      574      790
   Inventory reserves                        702      800
   Deferred revenue                          100      165
   Warranty reserve                          223      238
   Foreign tax and other credits             615      927
   Other liabilities and reserves            516      591
                                          ------   ------
                                           2,893    3,996
Valuation allowance                          (64)    (207)
                                          ------   ------
   Net deferred tax assets                 2,829    3,789
                                          ------   ------
Gross deferred tax liabilities:
   Depreciation                               12      401
   Other                                     108       96
                                          ------   ------
      Net deferred tax liabilities           120      497
                                          ------   ------
Net deferred tax assets                   $2,709   $3,292
                                          ======   ======

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES (CONTINUED)

          During 2006 and 2005, we recorded a valuation allowance of $64,000 and $207,000 on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. We have determined that it is more likely than not that the remaining net deferred tax assets will be realized, and no additional valuation allowance is considered necessary, as of December 31, 2006 and 2005.

          Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

                                                  Year Ended December 31,
                                                  -----------------------
                                                   2006     2005    2004
                                                   ----    -----    ----
Federal statutory tax rate                         34.0%    34.0%   34.0%
State income taxes, net of federal income taxes     1.1     (9.1)    1.0
Tax benefit from tax credits, net of valuation
   allowance                                       (0.7)   (17.5)   (0.8)
Foreign rate differential                            --      9.4    (0.7)
Valuation allowance and tax accruals                0.4    (41.7)     --
Permanent items                                     0.6     13.0      --
Other                                              (0.3)    (2.7)    1.8
                                                   ----    -----    ----
   Effective tax rate                              35.1%   (14.6%)  35.3%
                                                   ====    =====    ====

16.  EARNINGS PER SHARE

          For the years ended December 31, 2006, 2005 and 2004, earnings per share were computed as follows (in thousands, except per share amounts):

                                                              Year Ended December 31,
                                                            --------------------------
                                                             2006      2005      2004
                                                            ------   -------   -------
Net income                                                  $3,916   $   377   $ 5,458
Dividends and accretion on preferred stock                      --        --      (111)
Earnings allocation to preferred shareholders                   --        --      (111)
                                                            ------   -------   -------
Net income available to common shareholders                 $3,916   $   377   $ 5,236
                                                            ======   =======   =======
Shares:
   Basic: Weighted average common shares outstanding         9,577     9,849     9,593
   Add: Dilutive effect of outstanding options and
      warrants as determined by the treasury stock method      293       314       638
                                                            ------   -------   -------
   Diluted: Weighted average common and common
      equivalent shares outstanding
                                                             9,870    10,163    10,231
                                                            ======   =======   =======
Net income per common share:
   Basic                                                    $ 0.41   $  0.04   $  0.55
   Diluted                                                    0.40      0.04      0.51

          For the years ended December 31, 2006 and 2005, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options and warrants, were 101,750 and 52,250 shares, respectively.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  PREFERRED STOCK

          On April 7, 2000 we sold 4,000 shares of 7% Series B Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") in consideration of $1,000 per share (the "Stated Value"), for a total of $4,000,000, less issuance costs. The holders of the Preferred Stock were entitled to receive a cumulative annual dividend of $70 per share, payable quarterly and had preference to any other dividends, if any, paid by the Company. In April 2004, all shareholders of our Series B Preferred Stock converted all their preferred shares into common stock. Pursuant to the conversion, a total of 666,665 new shares of common stock were issued. We recorded the costs of registering and issuing these shares as a deduction to Additional Paid-In Capital.

18.  STOCK REPURCHASE PROGRAM

          On March 25, 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors. As of December 31, 2006, we repurchased a total of 801,300 shares of common stock for approximately $6,492,000 under this program, at an average price of $8.10 per share. We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

19.  INTERNATIONAL OPERATIONS

          We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary in the United Kingdom, which had sales to its customers of approximately $2,722,000, $2,181,000 and $1,000,000 in 2006,
     2005 and 2004, respectively. Tangible assets at foreign locations are not material. We had sales from the United States to our customers outside of the United States of approximately $11,416,000, $10,137,000 and $5,423,000 in 2006, 2005 and 2004, respectively. International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn may ship those printers to international destinations.

20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          Our quarterly results of operations for 2006 and 2005 are as follows:

                                                            Quarter Ended
                                           -----------------------------------------------
(In thousands, except per share amounts)   March 31   June 30   September 30   December 31
                                           --------   -------   ------------   -----------
2006:
   Net sales                                $16,434   $16,905      $15,276       $15,713
   Gross profit                               5,687     5,746        5,438         5,494
   Net income                                 1,057       857        1,019           983
   Net income per share:
      Basic                                    0.11      0.09         0.11          0.10
      Diluted                                  0.11      0.09         0.10          0.10

                                           March 31   June 30   September 30   December 31
                                           --------   -------   ------------   -----------
2005:
   Net sales                                $12,036   $12,346      $14,210       $12,499
   Gross profit                               3,677     4,254        4,576         3,083
   Net income (loss)                            163       267          674          (727)
   Net income (loss) per share:
      Basic                                    0.02      0.03         0.07         (0.08)
      Diluted                                  0.02      0.03         0.07         (0.08)

                       TRANSACT TECHNOLOGIES INCORPORATED

                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Amounts in thousands)

                                              Balance at                                  Balance at
                                             Beginning of               Write-offs, net     End of
Description                                     Period      Provision    of recoveries      Period
-----------                                  ------------   ---------   ---------------   ----------
Valuation account for accounts receivable:
Year ended December 31, 2006                    $  240         $ --          $ (36)         $  204
Year ended December 31, 2005                    $  175         $ 68          $  (3)         $  240
Year ended December 31, 2004                    $  100         $ 73          $   2          $  175

Valuation account for inventories:
Year ended December 31, 2006                    $2,165         $266          $(531)         $1,900
Year ended December 31, 2005                    $2,010         $995          $(840)         $2,165
Year ended December 31, 2004                    $1,950         $148          $ (88)         $2,010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct's internal control over financial reporting as of December 31, 2006 and of management's assessment of internal control over financial reporting as of December 31, 2006 set forth below in this section. This section should be read in conjunction with the CEO and CFO certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The implementation of our new accounting system, completed effective January 8, 2007, required us to modify and add certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Management assessed our internal control over financial reporting as of December 31, 2006. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006 based on the COSO criteria identified above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the Proxy Statement sections entitled "Executive Compensation and Certain Transactions" and "Compensation Discussion and Analysis."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated herein by reference.

     Information regarding our equity compensation plans as of December 31, 2006 is as follows:

                                                                                             (c)
                                                                                    Number of securities
                                                                                     remaining available
                                                  (a)                  (b)           for future issuance
                                         Number of securities    Weighted average        under equity
                                           to be issued upon    exercise price of     compensation plans
                                              exercise of          outstanding      (excluding securities
                                         outstanding options,   options, warrants    reflected in column
              Plan category               warrants and rights       and rights               (a))
              -------------              --------------------   -----------------   ---------------------
Equity compensation plans approved by
   security holders:
   1996 Stock Plan                              472,278               $ 2.95                    --
   1996 Non-Employee Director Plan              176,250                10.91                    --
   2005 Equity Incentive Plan                   135,000                 6.86               462,000
                                                -------               ------               -------
Total                                           783,528               $ 5.42               462,000
                                                -------               ------               -------

Equity compensation plans not approved
   by security holders:
   2001 Employee Stock Plan                      77,932               $ 6.03                    --
                                                -------               ------               -------
                                                861,460               $ 5.47               462,000
                                                =======               ======               =======

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

     (iii) List of exhibits

3.1(a)    Certificate of Incorporation of TransAct Technologies Incorporated ("TransAct" or the    (2)
          "Company"), filed with the Secretary of State of Delaware on June 17, 1996.

3.1(b)    Certificate of Amendment of Certificate of Incorporation of the Company, filed with      (4)
          the Secretary of State of Delaware on June 4, 1997.

3.1(c)    Certificate of Designation, Series A Preferred Stock, filed with the Secretary of        (5)
          State of Delaware on December 2, 1997.

3.1(d)    Certificate of Designation, Series B Preferred Stock, filed with the Secretary of        (8)
          State of Delaware on April 6, 2000.

3.2       Amended and Restated By-laws of the Company.                                             (6)

4.1       Specimen Common Stock Certificate.                                                       (2)

4.2       Amended and Restated Rights Agreement between TransAct and American Stock Transfer &     (5)
          Trust Company dated February 16, 1998.

10.1(x)   1996 Stock Plan, effective July 30, 1996.                                                (3)

10.2(x)   Non-Employee Directors' Stock Plan, effective August 22, 1996.                           (3)

10.3(x)   2001 Employee Stock Plan.                                                                (9)

10.4(x)   2005 Equity Incentive Plan                                                               (14)

10.5(x)   Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C.           (2)
          Shuldman.

10.6(x)   Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4,     (3)
          1996.

10.7(x)   Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1,       (13)
          2004.

10.8      Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23,        (2)
          1992.

10.9      Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated    (4)
          December 2, 1996.

10.10     Agreement regarding the Continuation and Renewal of Lease by and between Bomax           (11)
          Properties, LLC and TransAct, dated July 18, 2001.

10.11     Lease Agreement by and between Pyramid Construction Company and Magnetec, dated July     (4)
          30, 1997.

10.12     Lease Addendum by and between Wallingford Warehouse LLC (successor in interest to        (1)
          Pyramid Construction Company) and TransAct dated November 28, 2006.

10.13     Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated       (13)
          December 2, 2004.

10.14     Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated           (1)
          November 27, 2006.

10.15     OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec           (7)
          Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.16     OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July     (10)
          2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.17     Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct,       (15)
          dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.18     Amended and Restated Revolving Credit and Security Agreement between TransAct and TD     (1)
          Banknorth, N.A. dated November 28, 2006

10.19     License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004        (12)
          (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

23.1      Consent of PricewaterhouseCoopers LLP.                                                   (1)

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley   (1)
          Act of 2002

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley   (1)
          Act of 2002

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted   (1)
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted   (1)
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

(10) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.

(11) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.

(12) This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.

(13) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.

(14) This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed June 1, 2005 (Commission File No. 000-21121), is incorporated by reference.

(15) These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005, are incorporated by reference.

(x) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSACT TECHNOLOGIES INCORPORATED


                                        By: /s/ Bart C. Shuldman
                                            ------------------------------------
                                        Name: Bart C. Shuldman
                                        Title: Chairman of the Board, President
                                               and Chief Executive Officer
                                        Date: March 15, 2007

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

Signature                                                   Title                            Date
---------                                                   -----                            ----


/s/ Bart C. Shuldman                    Chairman of the Board, President and            March 15, 2007
-------------------------------------   Chief Executive Officer
Bart C. Shuldman                        (Principal Executive Officer)


/s/ Steven A. DeMartino                 Executive Vice President, Chief Financial       March 15, 2007
-------------------------------------   Officer, Treasurer and Secretary
Steven A. DeMartino                     (Principal Financial and Accounting Officer)



/s/ Charles A. Dill                     Director                                        March 15, 2007
-------------------------------------
Charles A. Dill


/s/ Thomas R. Schwarz                   Director                                        March 15, 2007
-------------------------------------
Thomas R. Schwarz


/s/ Graham Y. Tanaka                    Director                                        March 15, 2007
-------------------------------------
Graham Y. Tanaka

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
10.12     Lease Addendum by and between Wallingford Warehouse LLC (successor in interest to Pyramid Construction Company) and TransAct dated November
          28, 2006.

10.14     Lease Agreement by and between 2319 Hamden Center I, L.L.C. and
          TransAct dated November 27, 2006.

10.18     Amended and Restated Revolving Credit and Security Agreement between
          TransAct and TD Banknorth, N.A. dated November 28, 2006

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