Form 10-Q
period 2007-03-31
TRANSACT TECHNOLOGIES INC
filed 2007-05-10
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: __________ to: __________

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

       ONE HAMDEN CENTER, 2319 WHITNEY AVENUE, SUITE 3B, HAMDEN, CT 06518
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 859-6800
              (Registrant's telephone number, including area code)

                       7 LASER LANE, WALLINGFORD, CT 06492
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          OUTSTANDING AS OF APRIL 26, 2007
-----                          --------------------------------
COMMON STOCK, $.01 PAR VALUE              9,504,136

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information:

   Item 1  Financial Statements (unaudited)

           Condensed consolidated balance sheets as of March 31, 2007
           and December 31, 2006                                               3

           Condensed consolidated statements of operations for the
           three months ended March 31, 2007 and 2006                          4

           Condensed consolidated statements of cash flow for the
           three months ended March 31, 2007 and 2006                          5

           Notes to condensed consolidated financial statements           6 - 11

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12 - 17

   Item 4  Controls and Procedures                                            17

PART II. Other Information:

   Item 1  Legal Proceedings                                             17 - 18

   Item 1a Risk Factors                                                       18

   Item 2c Stock Repurchase                                                   18

   Item 6  Exhibits                                                           19

   Signatures                                                                 20

   Certifications                                                        22 - 25

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,   December 31,
(In thousands, except share amounts)                                     2007          2006
                                                                       ---------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                            $ 3,387      $ 3,436
   Receivables, net                                                       8,332       11,422
   Inventories                                                            9,552        7,567
   Refundable income taxes                                                  197           42
   Deferred tax assets                                                    2,605        2,167
   Other current assets                                                     418          506
                                                                        -------      -------
      Total current assets                                               24,491       25,140
                                                                        -------      -------
Fixed assets, net                                                         5,853        5,938
Goodwill                                                                  1,469        1,469
Deferred tax assets                                                         556          542
Intangible and other assets, net of accumulated amortization of $143
   and $122, respectively                                                   585          617
                                                                        -------      -------
                                                                          8,463        8,566
                                                                        -------      -------
Total assets                                                            $32,954      $33,706
                                                                        =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                     $ 4,860      $ 3,997
   Accrued liabilities                                                    2,820        4,047
   Accrued restructuring expenses                                           205          315
   Deferred revenue                                                         344          389
                                                                        -------      -------
      Total current liabilities                                           8,229        8,748
                                                                        -------      -------
Deferred revenue, net of current portion                                    428          508
Accrued warranty, net of current portion                                    144          160
Other liabilities                                                           112           --
                                                                        -------      -------
                                                                            684          668
                                                                        -------      -------
   Total liabilities                                                      8,913        9,416
                                                                        -------      -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Common stock                                                             104          104
   Additional paid-in capital                                            19,282       19,105
   Retained earnings                                                     11,500       11,405
   Accumulated other comprehensive income                                   168          168
   Treasury stock, 871,300 and 801,300 shares at cost                    (7,013)      (6,492)
                                                                        -------      -------
      Total shareholders' equity                                         24,041       24,290
                                                                        -------      -------
Total liabilities and shareholders' equity                              $32,954      $33,706
                                                                        =======      =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                       ------------------
(In thousands, except per share data)    2007      2006
                                       -------   --------
Net sales                              $11,468   $16,434
Cost of sales                            7,715    10,747
                                       -------   -------
Gross profit                             3,753     5,687
                                       -------   -------
Operating expenses:
   Engineering, design and product
      development                          714       761
   Selling and marketing                 1,642     1,580
   General and administrative            1,850     1,710
                                       -------   -------
                                         4,206     4,051
                                       -------   -------
Operating income (loss)                   (453)    1,636
                                       -------   -------
Other income (expense):
   Interest, net                            28        14
   Other, net                               (1)      (11)
                                       -------   -------
                                            27         3
                                       -------   -------
Income (loss) before income taxes         (426)    1,639
Income tax provision (benefit)            (203)      582
                                       -------   -------
Net income (loss)                      $  (223)  $ 1,057
                                       =======   =======
Net income (loss) per common share:
      Basic                            $ (0.02)  $  0.11
      Diluted                          $ (0.02)  $  0.11
Shares used in per-share calculation
      Basic                              9,424     9,558
      Diluted                            9,424     9,868

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
(In thousands)                                                     2007      2006
                                                                 -------   --------
Cash flows from operating activities:
   Net income (loss)                                             $  (223)  $ 1,057
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Share-based compensation expense                            176       155
         Incremental tax benefits from stock options exercised        --       (35)
         Depreciation and amortization                               434       368
         Deferred income taxes                                      (340)       --
         Changes in operating assets and liabilities:
            Receivables                                            3,090    (1,723)
            Inventories                                           (1,985)   (1,189)
            Refundable income taxes                                 (155)      145
            Other current assets                                      88      (220)
            Other assets                                               8         1
            Accounts payable                                         863     2,672
            Accrued liabilities and other liabilities             (1,050)    1,044
            Accrued restructuring expenses                          (110)     (107)
                                                                 -------   -------
               Net cash provided by operating activities             796     2,168
                                                                 -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                        (324)     (973)
                                                                 -------   -------
      Net cash used in investing activities                         (324)     (973)
                                                                 -------   -------
Cash flows from financing activities:
   Proceeds from option exercises                                      1       170
   Purchases of common stock for treasury                           (521)     (698)
   Payment of deferred financing costs                                (1)       --
   Incremental tax benefits from stock options exercised              --        35
                                                                 -------   -------
      Net cash used in financing activities                         (521)     (493)
                                                                 -------   -------
Effect of exchange rate changes                                       --         8
                                                                 -------   -------
Increase (decrease) in cash and cash equivalents                     (49)      710
Cash and cash equivalents at beginning of period                   3,436     4,579
                                                                 -------   -------
Cash and cash equivalents at end of period                       $ 3,387   $ 5,289
                                                                 =======   =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   DESCRIPTION OF BUSINESS

     TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include gaming, lottery, banking, kiosk and hospitality. Our printers are designed based on market specific requirements and are sold under the Ithaca(R) and Epic(TM) product brands. We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct's financial position as of March 31, 2007, the results of our operations for the three months ended March 31, 2007 and 2006, and our cash flows for the three months ended March 31, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Certain amounts from the December 31, 2006 condensed consolidated balance sheet have been reclassified to conform with the current period presentation.

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

     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.   SHARE-BASED PAYMENTS

     STOCK OPTION ACTIVITY. The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                                   Weighted
                                                                   Average
                                                      Weighted    Remaining     Aggregate
                                                       Average   Contractual    Intrinsic
                                                      Exercise       Life       Value (in
                                            Options     Price     (in years)   thousands)
                                            -------   --------   -----------   ----------
Options outstanding at December 31, 2006:   707,344    $ 6.67
   Granted                                  112,500    $ 9.51
   Exercised                                   (199)   $ 4.54
   Canceled                                  (5,000)   $10.08
                                            -------
Options outstanding at March 31, 2007       814,645    $ 7.04        5.99        $1,414
                                            =======
Options exercisable at March 31, 2007       618,145    $ 6.35        4.88        $1,414
                                            =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     As of March 31, 2007, unrecognized compensation cost related to stock options totaled $1,155,000, which is expected to be recognized over a weighted average period of 4.4 years. The total intrinsic value of stock options exercised was $1,000 and $117,000, during the three months ended March 31, 2007 and 2006, respectively.

     RESTRICTED STOCK ACTIVITY. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                      Weighted
                                                       Average
                                        Restricted   Grant Date
                                           Stock     Fair Value
                                        ----------   ----------
Nonvested shares at December 31, 2006    154,116      $12.22
   Granted                                    --          --
   Vested                                (31,083)      12.84
   Canceled                                 (500)       8.54
                                         -------
Nonvested shares at March 31, 2007       122,533      $12.08
                                         =======

     As of March 31, 2007, unrecognized compensation cost related to restricted stock totaled $1,289,000, which is expected to be recognized over a weighted average period of 2.9 years. The intrinsic value of restricted stock that vested during the three months ended March 31, 2007 was $237,000.

     SHARE-BASED COMPENSATION EXPENSE. During the quarters ended March 31, 2007 and 2006, we recognized compensation expense of $43,000 and $21,000, respectively, for stock options and $133,000 and $134,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of operations in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The income tax benefits from share-based payments recorded in the income statement totaled $65,000 and $57,000 for the three months ended March 31, 2007 and 2006, respectively.

     ASSUMPTIONS FOR ESTIMATING FAIR VALUE OF SHARE-BASED PAYMENTS. We use the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2007 and 2006 was $6.13 and $5.91, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

                           Three months ended
                                March 31,
                          ---------------------
                            2007         2006
                          ---------   ---------
Expected option term      5.6 years   5.2 years
Expected volatility            70.5%       78.4%
Risk-free interest rate         4.5%        4.5%
Dividend yield                    0%          0%

4.   INVENTORIES

     The components of inventories are:

                              March 31,   December 31,
(In thousands)                   2007         2006
                              ---------   ------------
Raw materials and purchased
   component parts              $9,104       $7,337
Work in process                    133           --
Finished goods                     315          230
                                ------       ------
                                $9,552       $7,567
                                ======       ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2007 and 2006.

                                           Three months
                                         ended March 31,
                                         ---------------
(In thousands)                            2007     2006
                                         ------   ------
Balance, beginning of period             $ 603    $ 644
Additions related to warranties issued     149       68
Warranty costs incurred                   (144)    (112)
                                         -----    -----
Balance, end of period                   $ 608    $ 600
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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING (CONTINUED)

     In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. As of March 31, 2007, our restructuring accrual was $205,000, which represents the estimated remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the new termination date of the lease (May 1, 2007).

     The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2007 and 2006.

                                          Three Months
                                        Ended March 31,
                                        ---------------
(In thousands)                           2007     2006
                                        -----   -------
Accrual balance, beginning of  period   $ 315   $1,007
Cash payments                            (110)    (107)
                                        -----   ------
Accrual balance, end of period          $ 205   $  900
                                        =====   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                           Three Months
                                         Ended March 31,
                                         ---------------
(In thousands)                            2007     2006
                                         ------   ------
Net income (loss)                        $ (223)  $1,057
                                         ======   ======
Shares (in thousands):
Basic: Weighted average common shares
   outstanding                            9,424    9,558
Add: Dilutive effect of outstanding
   options and restricted stock as
   determined by the treasury  stock
   method                                    --      310
                                         ------   ------
Diluted: Weighted average common and
   common equivalent shares
   outstanding                            9,424    9,868
                                         ======   ======
Net income (loss)per common share:
   Basic                                 $(0.02)  $ 0.11
   Diluted                               $(0.02)  $ 0.11

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

     For the three months ended March 31, 2007, there were 937,178 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and nonvested restricted stock, that were excluded from the earnings per share calculation as such shares would be anti-dilutive due to the Company's net loss in the quarter. For the three months ended March 31, 2006, there were 109,750 potentially dilutive shares (prior to consideration of the treasury stock method) related to out-of-the-money stock options that were excluded from the diluted earnings per share calculation.

8.   COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the Company's comprehensive income (loss):

                                      Three Months
                                    Ended March 31,
                                    ---------------
(In thousands)                       2007     2006
                                    -----   -------
Net income (loss)                   $(223)   $1,057
Foreign currency translation
   adjustment                          --         8
                                    -----    ------
Total comprehensive income (loss)   $(223)   $1,065
                                    =====    ======

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the three months ended March 31, 2007 were as follows (in thousands):

Balance at December 31, 2006          $24,290
   Net loss                              (223)
   Issuance of shares from exercise
      of stock options                      1
   Adjustment resulting from the
      adoption of FIN 48                  318
   Purchases of treasury stock           (521)
   Share-based compensation               176
                                      -------
Balance at March 31, 2007             $24,041
                                      =======

10.  SIGNIFICANT TRANSACTIONS

     On March 25, 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended March 31, 2007, we repurchased a total of 70,000 shares of common stock for approximately $521,000 at an average price of $7.44 per share. As of March 31, 2007, we have repurchased a total of 871,300 shares of common stock for approximately $7,013,000, at an average price of $8.05 per share, since the inception of the Stock Repurchase Program.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.  COMMITMENTS AND CONTINGENCIES

     In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic") in Connecticut, which charges FutureLogic with disseminating false and misleading statements. We assert claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In January 2006, the California court filed an order granting our motion to stay the California proceeding pending the resolution of jurisdictional motions in the Connecticut case. Under the California court's order, should the Connecticut court find that it has jurisdiction over FutureLogic, FutureLogic's case will be transferred to the Connecticut court for consolidation with the action pending in that forum. In September 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. The California District Court has been notified of this development. The action is currently in the pre-trial motion stage and, as of March 31, 2007, we are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

12.  INCOME TAXES

     We have adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation we recognized a decrease to reserves for uncertain tax positions. This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, we had approximately $79,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

     During the current period ending March 31, 2007, we recorded approximately $33,000 of gross unrecognized tax benefits related to tax positions taken in prior periods. Including this amount, at March 31, 2007, we had approximately $112,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

     We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 - 2005 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements. No income tax returns are currently under examination.

     We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $3,000 of accrued interest related to uncertain tax positions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words. Forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Form 10-K. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2006. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the three months ended March 31, 2007.

INCOME TAXES - We adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. See Footnote No. 12, "Income Taxes," for additional information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended March 31, 2007 and 2006 were as follows:

                                                                           Change
                            Three months ended   Three months ended   ---------------
(In thousands)                March 31, 2007       March 31, 2006        $        %
                            ------------------   ------------------   -------   -----
Point of sale and banking    $ 2,651    23.1%     $ 4,664    28.4%    $(2,013)  (43.2%)
Gaming and lottery             5,273    46.0%       8,644    52.6%     (3,371)  (39.0%)
TransAct Services Group        3,544    30.9%       3,126    19.0%        418    13.4%
                             -------   -----      -------   -----     -------
                             $11,468   100.0%     $16,434   100.0%    $(4,966)  (30.2%)
                             =======   =====      =======   =====     =======
International*               $ 2,596    22.6%     $ 3,809    23.2%    $(1,213)  (31.8%)
                             =======   =====      =======   =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first quarter of 2007 decreased $4,966,000, or 30%, from the same period last year due primarily to lower printer shipments into our point of sale ("POS") and banking (a decrease of approximately $2,013,000, or 43%) and our gaming and lottery (a decrease of approximately $3,371,000, or 39%) markets. Sales from our

TransAct Services Group ("TSG") increased by $418,000, or 13%.
Overall, international sales decreased by $1,213,000, or 32%, due largely to lower international shipments of our gaming printers, primarily to Europe, as well as lower international shipments of our lottery printers to GTECH Corporation.

POINT OF SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide decreased approximately $2,013,000, or 43%.

                                                               Change
                 Three months ended   Three months ended   ---------------
(In thousands)     March 31, 2007       March 31, 2006        $        %
                 ------------------   ------------------   -------   -----
Domestic           $2,431    91.7%      $4,262    91.4%    $(1,831)  (43.0%)
International         220     8.3%         402     8.6%       (182)  (45.3%)
                   ------   -----       ------   -----     -------
                   $2,651   100.0%      $4,664   100.0%    $(2,013)  (43.2%)
                   ======   =====       ======   =====     =======

Domestic POS and banking revenue decreased to $2,431,000, representing a $1,831,000, or 43%, decrease from the first quarter of 2006, due largely to approximately $1.4 million of Bankjet(R) bank teller printer sales to a large, existing banking customer in the first quarter of 2006 that did not recur in the first quarter of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. This decrease was augmented by decreasing sales of our legacy POS impact printers. We expect sales of our legacy impact printers to decline as these printers are being replaced by our newer thermal and inkjet printers. International POS and banking printer shipments decreased by approximately $182,000, or 45%, to $220,000, due primarily to lower sales of our line of inkjet printers to one of our international POS distributors in Latin America.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to GTECH, the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products decreased by $3,371,000, or 39%, from the first quarter of 2006, due to lower sales of lottery printers to GTECH, both domestically and internationally, and a decrease in sales of our slot machine and other gaming printers, both domestically and internationally.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)     March 31, 2007       March 31, 2006        $        %
                 ------------------   ------------------   -------   -----
Domestic           $3,714    70.4%      $6,003    69.4%    $(2,289)  (38.1%)
International       1,559    29.6%       2,641    30.6%     (1,082)  (41.0%)
                   ------    -----      ------   -----     -------
                   $5,273   100.0%      $8,644   100.0%    $(3,371)  (39.0%)
                   ======    =====      ======   =====     =======

Domestic sales of our gaming and lottery printers decreased by $2,289,000, or 38%, due largely to a decrease in domestic sales of lottery printers to GTECH and, to a lesser extent, a decrease in sales of thermal casino printers due to softness in the domestic casino market during the first quarter of 2007.

Domestic and international printer sales to GTECH, which include thermal on-line lottery printers, decreased by approximately $2,401,000, or 68%, in the first quarter of 2007 compared to the first quarter of 2006, with domestic sales declining approximately $1,832,000 and international sales declining approximately $569,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

International gaming and lottery printer sales decreased $1,082,000, or 41%, to $1,559,000 in the first quarter of 2007. Such sales represented 30% and 31% of total sales into our gaming and lottery market during the first quarters of 2007 and 2006, respectively. This decrease was due primarily to decreased sales of our gaming printers in Europe, largely as a result of unusually low shipments to one specific European customer, and lower international lottery printer sales to GTECH. These decreases were partly offset by continued growth in gaming printer sales in Asia and Australia as these international markets continue to expand ticket printing in slot machines and other gaming machines.

TRANSACT SERVICES GROUP:

Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $418,000, or 13%.

                                                             Change
                 Three months ended   Three months ended   -----------
(In thousands)     March 31, 2007       March 31, 2006       $     %
                 ------------------   ------------------   ----   ----
Domestic           $2,727    76.9%      $2,360    75.5%    $367   15.6%
International         817    23.1%         766    24.5%      51    6.7%
                   ------   -----       ------   -----     ----
                   $3,544   100.0%      $3,126   100.0%    $418   13.4%
                   ======   =====       ======   =====     ====

Domestic revenue from TSG increased by approximately $367,000, or 16% largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic TSG revenue was also due, to a lesser extent, to higher service revenue as we continue to win new contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress(TM). These increases were somewhat offset by a decline in the sales of refurbished printers. Internationally, TSG revenue increased by approximately $51,000, or 7%, to $817,000 due largely to an increase in maintenance contract and repair services revenue from a service contract with a single customer in the United Kingdom.

The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom. The contract was renewed in April 2007 at a lower minimum sales value compared to the minimum sales value of the prior year's contract.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit decreased $1,934,000, or 34%, to $3,753,000 from $5,687,000 and gross margin decreased to 32.7% from 34.6%, due primarily to a lower volume of sales in the first quarter of 2007 compared to the first quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses decreased by $47,000, or 6%, to $714,000, as we incurred lower expenses related to product development and outside testing, which were partly offset by higher expenses related to employee compensation related expenses. Engineering and product development expenses increased as a percentage of net sales to 6.2% from 4.6%, due primarily to lower sales in the first quarter of 2007 compared to the first quarter of 2006.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the first quarter of 2007 increased by $62,000, or 4%, to $1,642,000, as we incurred higher employee compensation related expenses due to the full-year effect of new sales staff in our POS and banking sales unit and increased marketing expenses, and higher trade show and marketing consulting expenses. These increases were partly offset by lower promotional marketing and demonstration printer expenses compared with the first quarter of 2006. Selling and marketing expenses increased as a percentage of net sales to 14.3% from 9.6%, due primarily to lower sales volume and an increase in expenses in the first quarter of 2007 compared to the first quarter of 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $140,000, or 8%, to $1,850,000, due primarily to (1) increased employee compensation related expenses including the hiring of our new vice president of human resources, (2) higher recruiting expenses, (3) higher legal expense related to the expansion of our international patent portfolio, (4) higher depreciation expense associated with the completion of the implementation of new Oracle software at the beginning of 2007, and (5) severance costs related to a reduction in staff in the first quarter of 2007. These increases were partly offset by lower audit fees, as well as a decrease in data conversion expenses related to Oracle software that we incurred in the first quarter of 2006 that did not recur in the first quarter of 2007. General and administrative expenses increased as a percentage of net sales to 16.1% from 10.4% due primarily to lower sales volume and increased expenses in the first quarter of 2007 as compared to the first quarter of 2006.

OPERATING INCOME. During the first quarter of 2007 we reported an operating loss of $453,000, or 4.0% of net sales, compared to operating income of $1,636,000, or 10.0% of net sales in the first quarter of 2006. The substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit, coupled with higher operating expenses, in the first quarter of 2007 compared to that of 2006.

INTEREST. We recorded net interest income of $28,000 in the first quarter of 2007 compared to $14,000 in the first quarter of 2006. Even though our average cash balance was lower in the first quarter of 2007 compared to the first quarter of 2006, our net interest income still increased as we substantially improved our overall rate of return on our invested cash balance See "Liquidity and Capital Resources" below for more information.

INCOME TAXES. We recorded an income tax benefit for the first quarter of 2007 of $203,000 at an effective tax rate of 47.7%, compared to an income tax provision during the first quarter of 2006 of $582,000 at an effective tax rate of 35.5%. The higher effective tax rate for the first quarter of 2007 was largely due to an increase in the recognition of certain credits as a result of the adoption of FIN 48. We expect our annual effective tax rate for 2007 to be between 35% and 36%.

NET INCOME. We reported a net loss during the first quarter of 2007 of $223,000, or $0.02 per diluted share, compared to net income of $1,057,000, or $0.11 per diluted share, for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first three months of 2007, our cash flows reflected the results of lower sales volume and a decreased investment in infrastructure, compared to the same period in 2006, as we converted over to our new Oracle enterprise resource planning and accounting system in early January 2007. Even with the repurchase of approximately $521,000 of our common stock and capital expenditures of approximately $324,000 during the first quarter of 2007, our cash balance decreased by only $49,000 from December 31, 2006. We ended the first quarter of 2007 with approximately $3.4 million in cash and cash equivalents and no debt outstanding. We expect to earn interest income on our available cash balance throughout 2007.

Operating activities: The following significant factors affected our cash provided by operations of $796,000 in the first three months of 2007:

     -    We reported a net loss of $223,000.

     -    We recorded depreciation and amortization expense of $434,000.

     - Accounts receivable decreased by $3,090,000 due to the collection of outstanding accounts receivable from the fourth quarter of 2006 and lower sales and timing of sales during the first quarter of 2007.

     - Inventory increased by $1,985,000 due to an unanticipated slowdown in our business and an increase in consigned inventory programs with certain of our customers.

     - Accounts payable increased by $863,000 due to higher inventory purchases and the timing of payments during the quarter.

     - Accrued liabilities and other liabilities decreased by $1,050,000 due primarily to the following: (1) lower income tax accrual based on the loss before taxes for the first quarter of 2007 and (2) lower payroll and fringe benefits related accruals related to the payment of 2006 annual bonuses in March 2007.

     - As of March 31, 2007 and December 31, 2006, our restructuring accrual amounted to $205,000 and $315,000, respectively. The decrease of $110,000 is related solely to payments made on our Wallingford lease obligation.

Investing activities: Our capital expenditures were approximately $324,000 and $973,000 in the first three months of 2007 and 2006, respectively. Expenditures in 2007 included approximately $172,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $30,000 for the purchase of leasehold improvements made on the new corporate headquarters in Hamden, CT and the remaining amount primarily for the purchase of new product tooling.

Financing activities: We used approximately $521,000 in financing activities during the first three months of 2007 due to the repurchase of Company stock.

WORKING CAPITAL

Our working capital decreased slightly to $16,262,000 at March 31, 2007 from $16,438,000 at December 31, 2006. The current ratio increased slightly to 3.0 to 1 at March 31, 2007 from 2.9 to 1 at December 31, 2006. The decrease in working capital was largely due to lower accounts receivable resulting from collections of sales from the fourth quarter of 2006 and lower sales volume during the first quarter of 2007 and a decrease in accrued expenses, partly offset by higher inventory levels and accounts payable.

DEFERRED TAXES

As of March 31, 2007, we had a net deferred tax asset of approximately $3,161,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.8 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On November 28, 2006, we signed a new, five-year $20 million credit facility (the "New TD Banknorth Credit Facility") with TD Banknorth, N.A. ("TD Banknorth"). The new credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The New TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Due to TransAct's improved financial performance, our New TD Banknorth Credit Facility provides substantially improved terms compared to our prior credit facility, including lower on-going costs, fewer financial covenants, reduced reporting requirements and a lower interest rate. Borrowings under the new revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The total deferred financing costs relating to expenses incurred to complete the New TD Banknorth Credit Facility was $89,000. The New TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the New TD Banknorth Credit Facility at March 31, 2007.

As of March 31, 2007, we had no balances outstanding on the revolving credit line. Undrawn commitments under the New TD Banknorth Credit facility were approximately $20,000,000 at March 31, 2007.

STOCK REPURCHASE PROGRAM

On March 25, 2005 our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. For the three months ended March 31, 2007, we repurchased a total of 70,000 shares of common stock for approximately $521,000 at an average price of $7.44 per share. As of March 31, 2007, we have repurchased a total of 871,300 shares of common stock for approximately $7,013,000 at an average price of $8.05 per share since the inception of the Stock Repurchase Program.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased by $249,000 to $24,041,000 at March 31, 2007 from $24,290,000 at December 31, 2006. The decrease was primarily due to the following for the three months ended March 31, 2007: (1) net loss of $223,000 and (2) treasury stock purchases of 70,000 shares of common stock for approximately $521,000. These decreases were partly offset by a cumulative adjustment to retained earnings due to the implementation of FIN 48 in the amount of $318,000 and compensation expense related to stock options and restricted stock of $176,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended March 31, 2007. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The implementation of our new Oracle enterprise resource planning and accounting system, completed effective January 8, 2007, required us to modify and add/remove certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2006. No changes have occurred during the three months ended March 31, 2007.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the three months ended March 31, 2007, we had repurchased a total of 70,000 shares of common stock for approximately $521,000. As of March 31, 2007, we had repurchased a total of 871,300 shares of common stock for approximately $7,013,000, at an average price of $8.05 per share since the inception of the Stock Repurchase Program.

The following table summarizes repurchases of our common stock in the three months ended March 31, 2007.

                                                                                         Approximate Dollar
                                                                     Total Number of           Value of
                                                                   Shares Purchased as   Shares that May Yet
                                       Total Number     Average       Part of Publicly            Be
                                         of Shares    Price Paid        Announced        Purchased under the
Period                                   Purchased     per Share    Plans or Programs     Plans or Programs
------                                 ------------   ----------   -------------------   -------------------
January 1, 2007 - January 31, 2007            --         $  --                --              $3,508,000
February 1, 2007 - February 28, 2007          --            --                --              $3,508,000
March 1, 2007 - March 31, 2007            70,000          7.44            70,000              $2,987,000
                                          ------          ----            ------
Total                                     70,000         $7.44            70,000
                                          ======         =====            ======

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

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)


                                        /s/ Steven A. DeMartino
                                        ----------------------------------------
May 10, 2007                            Steven A. DeMartino
                                        Executive Vice President, Chief
                                        Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and
                                        Accounting Officer)

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