Form 10-Q
period 2007-06-30
TRANSACT TECHNOLOGIES INC
filed 2007-08-08
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______________ to: ______________

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS            OUTSTANDING AS OF JULY 30, 2007
-----            -------------------------------
COMMON STOCK,
$.01 PAR VALUE               9,500,886

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information:

   Item 1  Financial Statements (unaudited)

           Condensed consolidated balance sheets as of June
           30, 2007 and December 31, 2006                                      3

           Condensed consolidated statements of income for the three
           and six months ended June 30, 2007 and 2006                         4

           Condensed consolidated statements of cash flow for the
           six months ended June 30, 2007 and 2006                             5

           Notes to condensed consolidated financial statements           6 - 11

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12 - 19

   Item 4  Controls and Procedures                                            20

PART II. Other Information:

   Item 1  Legal Proceedings                                             20 - 21

   Item 1a Risk Factors                                                       21

   Item 2c Stock Repurchase                                                   21

   Item 4  Submission of Matters to a Vote of Security Holders                21

   Item 6  Exhibits                                                           22

   Signatures                                                                 23

   Certifications                                                        25 - 28

ITEM 1.  FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       JUNE 30,   December 31,
(In thousands)                                                           2007         2006
                                                                       --------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                                           $  2,483     $ 3,436
   Receivables, net                                                      10,920      11,422
   Inventories, net                                                       9,048       7,567
   Refundable income taxes                                                  197          42
   Deferred tax assets                                                    2,615       2,167
   Other current assets                                                     327         506
                                                                       --------     -------
      Total current assets                                               25,590      25,140
                                                                       --------     -------
Fixed assets, net                                                         6,693       5,938
Goodwill                                                                  1,469       1,469
Deferred tax assets                                                         556         542
Intangible and other assets, net of accumulated amortization of $163
   and $122, respectively                                                   556         617
                                                                       --------     -------
                                                                          9,274       8,566
                                                                       --------     -------
Total assets                                                           $ 34,864     $33,706
                                                                       ========     =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                    $  5,688     $ 3,997
   Accrued liabilities                                                    3,193       3,796
   Accrued restructuring expenses                                            14         315
   Deferred revenue                                                         350         389
                                                                       --------     -------
      Total current liabilities                                           9,245       8,497
                                                                       --------     -------
Deferred revenue, net of current portion                                    340         508
Accrued warranty, net of current portion                                    120         160
Accrued rent                                                                521         251
Other liabilities                                                           112          --
                                                                       --------     -------
                                                                          1,093         919
                                                                       --------     -------
   Total liabilities                                                     10,338       9,416
                                                                       --------     -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Common stock                                                             104         104
   Additional paid-in capital                                            19,467      19,105
   Retained earnings                                                     11,784      11,405
   Accumulated other comprehensive income                                   184         168
   Treasury stock, 871,300 and 801,300 shares at cost                    (7,013)     (6,492)
                                                                       --------     -------
      Total shareholders' equity                                         24,526      24,290
                                                                       --------     -------
Total liabilities and shareholders' equity                             $ 34,864     $33,706
                                                                       ========     =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   -----------------
(In thousands, except per share data)           2007      2006       2007      2006
                                              -------   --------   -------   -------
Net sales                                     $13,947   $16,905    $25,415   $33,339
Cost of sales                                   9,007    11,159     16,722    21,906
                                              -------   -------    -------   -------
Gross profit                                    4,940     5,746      8,693    11,433
                                              -------   -------    -------   -------
Operating expenses:
   Engineering, design and product
      development                                 779       769      1,493     1,530
   Selling and marketing                        1,708     1,711      3,350     3,291
   General and administrative                   2,022     1,890      3,872     3,600
   Business consolidation and restructuring        12        --         12        --
                                              -------   -------    -------   -------
                                                4,521     4,370      8,727     8,421
                                              -------   -------    -------   -------
Operating income (loss)                           419     1,376        (34)    3,012
                                              -------   -------    -------   -------
Other income (expense):
   Interest, net                                   10        23         38        37
   Other, net                                      13       (71)        12       (82)
                                              -------   -------    -------   -------
                                                   23       (48)        50       (45)
                                              -------   -------    -------   -------
Income before income taxes                        442     1,328         16     2,967
Income tax provision (benefit)                    158       471        (45)    1,053
                                              -------   -------    -------   -------
Net income                                    $   284   $   857    $    61   $ 1,914
                                              =======   =======    =======   =======
Net income per common share:
   Basic                                      $  0.03   $  0.09    $  0.01   $  0.20
   Diluted                                    $  0.03   $  0.09    $  0.01   $  0.19
Shares used in per-share calculation
   Basic                                        9,384     9,581      9,404     9,570
   Diluted                                      9,574     9,927      9,626     9,898

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -----------------
(In thousands)                                                  2007     2006
                                                              -------   -------
Cash flows from operating activities:
   Net income                                                 $    61   $ 1,914
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Share-based compensation expense                            361       311
      Deferred income taxes                                      (350)       --
      Incremental tax benefits from stock options exercised        --      (233)
      Depreciation and amortization                               902       782
      Gain on sale of assets                                      (22)       --
      Changes in operating assets and liabilities:
         Receivables                                              502    (1,653)
         Inventories                                           (1,481)   (2,240)
         Refundable income taxes                                 (155)      145
         Other current assets                                     179       (97)
         Other assets                                              14       (83)
         Accounts payable                                       1,691     2,490
         Accrued liabilities and other liabilities               (262)    1,686
         Accrued restructuring expenses                          (301)     (207)
                                                              -------   -------
            Net cash provided by operating activities           1,139     2,815
                                                              -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                   (1,622)   (1,775)
   Proceeds from sale of assets                                    37        --
                                                              -------   -------
      Net cash used in investing activities                    (1,585)   (1,775)
                                                              -------   -------
Cash flows from financing activities:
   Proceeds from option exercises                                   1       509
   Purchases of common stock for treasury                        (521)     (698)
   Incremental tax benefits from stock options exercised           --       233
   Payment of deferred financing costs                             (3)       --
                                                              -------   -------
      Net cash provided by (used in) financing activities        (523)       44
                                                              -------   -------
Effect of exchange rate changes                                    16        58
                                                              -------   -------
Increase (decrease) in cash and cash equivalents                 (953)    1,142
Cash and cash equivalents at beginning of period                3,436     4,579
                                                              -------   -------
Cash and cash equivalents at end of period                    $ 2,483   $ 5,721
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

2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our financial position as of June 30, 2007, the results of our operations for the three and six months ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Certain amounts from the December 31, 2006 condensed consolidated balance sheet have been reclassified to conform with the current period presentation.

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

     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3.   SHARE-BASED PAYMENTS

     STOCK OPTION ACTIVITY. The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                                    Weighted
                                                      Weighted       Average        Aggregate
                                                       Average      Remaining       Intrinsic
                                                      Exercise     Contractual      Value (in
                                            Options     Price    Life (in years)   thousands)
                                            -------   --------   ---------------   ----------
Options outstanding at December 31, 2006:   707,344     $6.67
   Granted                                  144,500     $8.82
   Exercised                                   (199)    $4.54
   Canceled                                 (35,500)    $9.71
                                            -------
Options outstanding at June 30, 2007        816,145     $6.92          5.70            $955
                                            =======
Options exercisable at June 30, 2007        603,145     $6.25          4.43            $955
                                            =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     As of June 30, 2007, unrecognized compensation cost related to stock options totaled $1,150,000, which is expected to be recognized over a weighted average period of 4.3 years. The total intrinsic value of stock options exercised was $575,000 during the three months ended June 30, 2006. No stock options were exercised during the three months ended June 30, 2007. The total intrinsic value of stock options exercised was $1,000 and $692,000, during the six months ended June 30, 2007 and 2006, respectively.

     RESTRICTED STOCK ACTIVITY. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                        Weighted
                                                     Average Grant
                                        Restricted     Date Fair
                                           Stock         Value
                                        ----------   -------------
Nonvested shares at December 31, 2006    154,116        $12.22
   Granted                                    --            --
   Vested                                (37,683)        13.01
   Canceled                               (6,750)         9.74
                                         -------
Nonvested shares at June 30, 2007        109,683        $12.10
                                         =======

     As of June 30, 2007, unrecognized compensation cost related to restricted stock totaled $1,103,000, which is expected to be recognized over a weighted average period of 2.6 years. The intrinsic value of restricted stock that vested was $43,000 and $48,000, during the three months ended June 30, 2007 and 2006, respectively. The intrinsic value of restricted stock that vested was $280,000 and $338,000, during the six months ended June 30, 2007 and 2006, respectively.

     SHARE-BASED COMPENSATION EXPENSE. During the three months ended June 30, 2007 and 2006, we recognized compensation expense of $61,000 and $34,000, respectively, for stock options and $124,000 and $122,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of income in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The income tax benefits from share-based payments recorded in the income statement totaled $68,000 and $55,000 for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, we recognized compensation expense of $104,000 and $55,000, respectively, for stock options and $257,000 and $256,000, respectively, for restricted stock. The income tax benefits from share-based payments recorded in the income statement totaled $133,000 and $112,000 for the six months ended June 30, 2007 and 2006, respectively.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and six months ended June 30, 2007 was $4.68 and $5.81. No assumptions have been disclosed for the three months ended June 30, 2006, as no stock option grants were made during that period. The weighted-average fair value of stock option grants for the six months ended June 30, 2006 was $5.91. The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

                              Three months ended          Six months ended
                                   June 30,                   June 30,
                          --------------------------   ---------------------
                             2007          2006           2007        2006
                          ---------   --------------   ---------   ---------
Expected option term      7.4 years   Not applicable   6.0 years   5.2 years
Expected volatility           73.8%   Not applicable       71.2%       78.4%
Risk-free interest rate        4.6%   Not applicable        4.5%        4.5%
Dividend yield                   0%   Not applicable          0%          0%

4.   INVENTORIES

     The components of inventories are:

                                              June 30,   December 31,
(In thousands)                                  2007         2006
                                              --------   ------------
Raw materials and purchased component parts    $8,613       $7,337
Work in progress                                    1           --
Finished goods                                    434          230
                                               ------       ------
                                               $9,048       $7,567
                                               ======       ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2007 and 2006.

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                         ------------------   ----------------
(In thousands)                              2007    2006         2007    2006
                                           -----   -----        -----   -----
Balance, beginning of period               $ 608   $ 600        $ 603   $ 644
Additions related to warranties issued       124     244          216     312
Warranty costs incurred                     (152)   (242)        (239)   (354)
                                           -----   -----        -----   -----
Balance, end of period                     $ 580   $ 602        $ 580   $ 602
                                           =====   =====        =====   =====

     The current portion of the accrued product warranty liability is included in accrued liabilities and the long term portion is included in accrued warranty, net of current portion in the accompanying balance sheets.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING (CONTINUED)

     In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of June 30, 2007, our restructuring accrual was $14,000, which represents the estimated remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the new termination date of the lease (May 1, 2007).

     The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2007 and 2006.

                                 Three months ended   Six months ended
                                      June 30,             June 30,
                                 ------------------   ----------------
(In thousands)                      2007    2006        2007    2006
                                   -----   -----       -----   ------
Accrual balance, beginning of
   period                          $ 205   $ 900       $ 315   $1,007
Business consolidation and
   restructuring expenses             12      --          12       --
Cash payments                       (203)   (100)       (313)    (207)
                                   -----   -----       -----   ------
Accrual balance, end of period     $  14   $ 800       $  14   $  800
                                   =====   =====       =====   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

                                          Three months ended    Six months ended
                                                 June 30,           June 30,
                                          ------------------   -----------------
                                             2007     2006      2007      2006
                                            ------   ------    ------   --------
Net income                                  $  284   $  857    $   61    $1,914
                                            ======   ======    ======    ======
Shares:
Basic: Weighted average common shares
   outstanding                               9,384    9,581     9,404     9,570
Add: Dilutive effect of outstanding
   options and restricted stock as
   determined by the treasury stock
   method                                      190      346       222       328
                                            ------   ------    ------    ------
Diluted: Weighted average common and
common equivalent shares outstanding         9,574    9,927     9,626     9,898
                                            ======   ======    ======    ======
Net income per common share:
   Basic                                    $ 0.03   $ 0.09    $ 0.01    $ 0.20
   Diluted                                  $ 0.03   $ 0.09    $ 0.01    $ 0.19

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

     For the three and six months ended June 30, 2007, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 315,500 and 248,000 shares, respectively.

     For the three and six months ended June 30, 2006, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 49,250 and 49,250 shares, respectively.

8.   COMPREHENSIVE INCOME

     The following table summarizes the Company's comprehensive income:

                               Three months ended   Six months ended
                                    June 30,            June 30,
                               ------------------   ----------------
(In thousands)                     2007   2006        2007    2006
                                   ----   ----        ----   ------
Net income                         $284   $857         $61   $1,914
Foreign currency translation
   adjustment                        16     50          16       58
                                   ----   ----         ---   ------
Total comprehensive income         $300   $907         $77   $1,972
                                   ====   ====         ===   ======

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2007 were as follows (in thousands):

Balance at December 31, 2006                                         $ 24,290
   Net income                                                             61
   Proceeds from issuance of shares from exercise of stock options         1
   Purchases of treasury stock                                          (521)
   Share-based compensation expense                                      361
   Adjustment resulting from the adoption of FIN 48                      318
   Foreign currency translation adjustment                                16
                                                                     -------
Balance at June 30, 2007                                             $24,526
                                                                     =======

10.  SIGNIFICANT TRANSACTIONS

     In March 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended June 30, 2007, no repurchases were made. During the six months ended June 30, 2007, we repurchased a total of 70,000 shares of common stock for approximately $521,000 at an average price of $7.44 per share. As of June 30, 2007, we have repurchased a total of 871,300 shares of common stock for approximately $7,013,000 at an average price of $8.05 per share since the inception of the Stock Repurchase Program.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.  COMMITMENTS AND CONTINGENCIES

     In April 2005, we announced a complaint against FutureLogic, Inc. ("FutureLogic") in Connecticut, which charged FutureLogic with disseminating false and misleading statements. We asserted claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In September 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought.

     On June 12, 2007, we answered FutureLogic's complaint and filed a counterclaim that FutureLogic infringes U.S. Patent No. 6,924,903 (the "903 Patent"). We also filed a motion for a preliminary injunction to stop infringement by FutureLogic's dual port printers. Our motion for preliminary injunction was heard on July 30, 2007. Through our preliminary injunction motion and hearing, we showed that FutureLogic has constructed a prototype printer, the GEN2 Universal with the ProMatrix system, which the judge ruled has a likelihood of infringing the 903 Patent covering dual port technology. The court denied our motion on August 6, 2007, but the court ruled that "Should TransAct discover that FutureLogic has sold or offered to sell any GEN2 Universal printers with the ProMatrix system that infringe the 903 Patent during the course of this action, it may renew this motion on an expedited ex parte basis and - assuming it shows the requisite likelihood of success on the merits - the court will afford it the relief it seeks." Discovery is now under way in the case.

     We are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

12.  INCOME TAXES

     We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), at the beginning of fiscal year 2007. As a result of the implementation we recognized a decrease to reserves for uncertain tax positions. This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007 we had approximately $79,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

     At June 30, 2007, we had approximately $112,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

     We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 - 2005 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements. No state or foreign tax jurisdiction income tax returns are currently under examination.

     We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $3,000 of accrued interest related to uncertain tax positions.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2006. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended June 30, 2007 and 2006 were as follows:

                                                                          Change
                            Three months ended   Three months ended   ---------------
(In thousands)                June 30, 2007        June 30, 2006         $        %
                            ------------------   ------------------   -------   -----
Point-of-sale and banking    $ 3,073    22.0%    $ 4,448     26.3%    $(1,375)  (30.9%)
Gaming and lottery             7,506    53.8%      9,144     54.1%     (1,638)  (17.9%)
TransAct Services Group        3,368    24.2%      3,313     19.6%         55     1.7%
                             -------   -----     -------    -----     -------
                             $13,947   100.0%    $16,905    100.0%    $(2,958)  (17.5%)
                             =======   =====     =======    =====     =======
International *              $ 3,243    23.3%    $ 3,068     18.1%    $   175     5.7%
                             =======   =====     =======    =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the second quarter of 2007 decreased $2,958,000, or 18%, from the same period last year due primarily to sales decreases in two of our markets:
(i) point-of-sale ("POS") and banking (a decrease of approximately $1,375,000, or 31%) and (ii) gaming and lottery (a decrease of approximately $1,638,000, or 18%). Sales from the

TransAct Services Group ("TSG") increased $55,000, or 2%. Overall, international sales increased by $175,000, or 6%, due largely to higher international shipments of our gaming printers.

POINT-OF-SALE AND BANKING:

Revenue from the POS and banking market includes sales of inkjet, thermal and impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our POS and banking printers worldwide decreased approximately $1,375,000, or 31%.

                                                               Change
                 Three months ended   Three months ended   ---------------
(In thousands)     June 30, 2007        June 30, 2006         $        %
                 ------------------   ------------------   -------   -----
Domestic          $2,740     89.2%      $4,074    91.6%    $(1,334)  (32.7%)
International        333     10.8%         374     8.4%        (41)  (11.0%)
                  ------    -----       ------   -----     -------
                  $3,073    100.0%      $4,448   100.0%    $(1,375)  (30.9%)
                  ======    =====       ======   =====     =======

Domestic POS and banking printer revenue decreased to $2,740,000, representing a $1,334,000, or 33%, decrease from the second quarter of 2006, due primarily to the nonrecurrence of significant sales (approximately $900,000) of our Bankjet(R) line of inkjet printers to two large banking customers that were made during the second quarter of 2006. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements a new point-of-sale software system. We also experienced a decline in sales of our legacy line of POS impact printers as these printers are being replaced by our newer thermal and inkjet printers. We expect sales of our legacy impact printers to continue to decline for the remainder of 2007 as these printers are being replaced by our newer thermal and inkjet printers.

International POS and banking printer shipments decreased by approximately $41,000, or 11%, to $333,000, due primarily to lower sales to our international POS distributors in Mexico and Latin America, partially offset by higher sales to our international POS distributors in Europe.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets and receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to Lottomatica's GTECH Corporation ("GTECH"), the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery printers decreased by $1,638,000, or 18%, from the second quarter of 2006, primarily due to lower sales of lottery printers to GTECH, both domestically and internationally, and lower domestic gaming printer sales, partially offset by an increase in international sales of our slot machine and other gaming printers.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)      June 30, 2007        June 30, 2006        $        %
                 ------------------   ------------------   -------   -----
Domestic          $5,325    70.9%       $7,205    78.8%    $(1,880)  (26.1%)
International      2,181    29.1%        1,939    21.2%        242    12.5%
                  ------   -----        ------   -----     -------
                  $7,506   100.0%       $9,144   100.0%    $(1,638)  (17.9%)
                  ======   =====        ======   =====     =======

Domestic sales of our gaming and lottery printers decreased by $1,880,000, or 26%, due largely to a decrease in domestic sales of lottery printers to GTECH and, to a lesser extent, a decrease in sales of thermal casino printers due to continued softness in the domestic casino market during the second quarter of 2007.

Domestic and international printer sales to GTECH, which include thermal on-line lottery printers, decreased by approximately $1,494,000, or 39%, in the second quarter of 2007 compared to the second quarter of 2006, with the entire decrease being caused by declining domestic sales. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

International gaming and lottery printer sales increased $242,000, or 13%, to $2,181,000 in the second quarter of 2007. Such sales represented 29% and 21% of total sales into our gaming and lottery market during the second quarter of 2007 and 2006, respectively. This increase was led primarily by continued growth in international gaming printer sales, primarily in Europe and Asia.

TRANSACT SERVICES GROUP:

Revenue from the TransAct Services Group ("TSG") includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG increased by approximately $55,000, or 2%.

                                                             Change
                 Three months ended   Three months ended   -----------
(In thousands)      June 30, 2007        June 30, 2006       $      %
                 ------------------   ------------------   ----   ----
Domestic           $2,639    78.4%      $2,558    77.2%    $ 81    3.2%
International         729    21.6%         755    22.8%     (26)  (3.4%)
                   ------   -----       ------   -----     ----
                   $3,368   100.0%      $3,313   100.0%    $ 55    1.7%
                   ======   =====       ======   =====     ====

Domestic revenue from TSG increased by approximately $81,000, to $2,639,000 largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products, including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress(TM). These increases were somewhat offset by a decline in the sale of refurbished printers and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline. Internationally, TSG revenue decreased by approximately $26,000, or 3%, to $729,000 due largely to a decrease in sales of consumable products in Europe.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross margin increased to 35.4% from 34.0%, due primarily to lower component part and labor costs resulting from our initiatives to increasingly move production to Asia and a more favorable sales mix in the second quarter of 2007 compared to the second quarter of 2006. Gross profit decreased $806,000, or 14%, due primarily to a lower volume of sales in the second quarter of 2007 compared to the second quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses for the second quarter 2007 were relatively consistent with those for the second quarter of 2006, increasing by $10,000, or 1%, to $779,000. Engineering and product development expenses increased as a percentage of net sales to 5.6% from 4.6%, due primarily to lower sales volume in the second quarter of 2007 compared to the second quarter of 2006.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the second quarter of 2007 remained consistent with the second quarter of 2006. Selling and marketing expenses increased as a percentage of net sales to 12.3% from 10.1%, due primarily to lower sales volume in the second quarter of 2007 compared to the second quarter of 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses increased by $132,000, or 7%, to $2,022,000, due primarily to (1) higher legal expense, including approximately $175,000 related to our patent infringement counterclaim against FutureLogic, Inc., (2) higher depreciation and amortization expense associated with the completion of the implementation of new Oracle software at the beginning of 2007 and the purchase of office furniture and leasehold improvements for our new Corporate headquarters in Hamden, CT and (3) increased compensation-related expenses including annual salary increases, the hiring of our new vice president of human resources, and recruiting and employee relocation expenses largely for our newly-hired gaming sales manager in Macau. These increases were somewhat offset by a decrease in acquisition-related expenses, as we incurred approximately $220,000 of legal and consulting services related to a potential acquisition in the second quarter of 2006 that was not consummated. These expenses did not recur during the second quarter of 2007. General and administrative expenses increased as a percentage of net sales to 14.5% from 11.2% due primarily to lower volume of sales and increased expenses in the second quarter of 2007 as compared to the second quarter of 2006.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2007, we recorded an additional $12,000 in expense to finalize the termination of the lease agreement for our prior corporate headquarters and eastern region service center facility located in Wallingford, CT.

OPERATING INCOME. During the second quarter of 2007 we reported operating income of $419,000, or 3.0% of net sales, compared to $1,376,000, or 8.1% of net sales in the second quarter of 2006. The substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit, coupled with higher administrative expenses, in the second quarter of 2007 compared to that of 2006.

INTEREST. We recorded net interest income of $10,000 in the second quarter of 2007 compared to $23,000 in the second quarter of 2006. Our average cash balance was lower in the second quarter of 2007 as compared to the second quarter of 2006. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2007. As a result, we expect to continue to report net interest income throughout 2007. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other income of $13,000 in the second quarter of 2007 due primarily to gains recorded from the sale of certain assets from our prior Corporate headquarters and Eastern Regional Service Center in Wallingford, CT partially offset by transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other expense of $71,000 in the second quarter of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound.

INCOME TAXES. We recorded an income tax provision of $158,000 and $471,000 in the second quarter of 2007 and 2006, respectively, at an effective rate of 35.7% and 35.5%, respectively. Due to the income tax benefit recorded during the first quarter of 2007, the expected recognition of credits during 2007 and our near breakeven level of income before income taxes for the six months ended June 30, 2007, we expect our annual effective tax rate for 2007 to be lower than that reported in the second quarter of 2007.

NET INCOME. We reported net income during the second quarter of 2007 of $284,000, or $0.03 per diluted share, compared to net income of $857,000, or $0.09 per diluted share, for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

NET SALES. Net sales by market for the current and prior year's six month period were as follows:

                                                                      Change
                            Six months ended   Six months ended   ---------------
(In thousands)               June 30, 2007      June 30, 2006        $        %
                            ----------------   ----------------   -------   -----
Point-of-sale and banking   $ 5,724    22.5%   $ 9,112    27.3%   $(3,388)  (37.2%)
Gaming and lottery           12,779    50.3%    17,788    53.4%    (5,009)  (28.2%)
TransAct Services Group       6,912    27.2%     6,439    19.3%       473     7.3%
                            -------   -----    -------   -----    -------
                            $25,415   100.0%   $33,339   100.0%   $(7,924)  (23.8%)
                            =======   =====    =======   =====    =======
International *             $ 5,839    23.0%   $ 6,877    20.6%   $(1,038)  (15.1%)
                            =======   =====    =======   =====    =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2007 decreased $7,924,000, or 24%, from the prior year's first half due primarily to sales decreases in two of our markets:
(i) POS and banking (a decrease of approximately $3,388,000, or 37%) and (ii) gaming and lottery (a decrease of approximately $5,009,000, or 28%). However, sales from TSG increased $473,000, or 7%. Overall, international sales decreased by $1,038,000, or 15%, due largely to lower international shipments of our POS and banking printers and our gaming and lottery printers.

POINT-OF-SALE AND BANKING:

Sales of our POS and banking printers worldwide decreased approximately $3,388,000, or 37%.

                                                            Change
                 Six months ended   Six months ended   ---------------
(In thousands)     June 30, 2007      June 30, 2006       $        %
                 ----------------   ----------------   -------   -----
Domestic          $5,171    90.3%    $8,336    91.5%   $(3,165)  (38.0%)
International        553     9.7%       776     8.5%      (223)  (28.7%)
                  ------   -----     ------   -----    -------
                  $5,724   100.0%    $9,112   100.0%   $(3,388)  (37.2%)
                  ======   =====     ======   =====    =======

Domestic POS and banking printer sales decreased to $5,171,000, representing a $3,165,000, or 38%, decrease from the first half of 2006, due largely to approximately $2.2 million of Bankjet(R) bank teller printer sales to two large banking customers in the first half of 2006 that did not recur in the first half of 2007. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements new point-of-sale software system. We also experienced a decline in sales of our legacy line of POS impact printers as these printers are being replaced by our newer thermal and inkjet printers. We expect sales of our legacy impact printers to continue to decline for the remainder of 2007 as these printers are being replaced by our newer thermal and inkjet printers.

International POS and banking printer shipments decreased by approximately $223,000, or 29%, to $553,000, due primarily to lower sales to our international POS distributors in Mexico and Latin America, offset by higher sales to our international POS distributors in Europe.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers decreased by $5,009,000, or 28%, from the first half of 2007, primarily due to lower sales of lottery printers to GTECH, both domestically and internationally, and lower domestic gaming printer sales.

                                                           Change
                 Six months ended   Six months ended   ---------------
(In thousands)     June 30, 2007      June 30, 2006       $        %
                 ----------------   ----------------   -------   -----
Domestic         $ 9,039    70.7%   $13,208    74.3%   $(4,169)  (31.6%)
International      3,740    29.3%     4,580    25.7%      (840)  (18.3%)
                 -------   -----    -------   -----    -------
                 $12,779   100.0%   $17,788   100.0%   $(5,009)  (28.2%)
                 =======   =====    =======   =====    =======

Domestic sales of our gaming and lottery printers decreased by $4,169,000, or 32%, due primarily to a decrease in domestic sales of lottery printers to GTECH and, to a lesser extent, a decrease in sales of thermal casino printers due to continued softness in the domestic casino market during the first half of 2007 as compared to the first half of 2006.

Domestic and international printer sales to GTECH, which include thermal on-line lottery printers, decreased by approximately $3,895,000, or 53%, in the first half of 2007 compared to the first half of 2006, with domestic sales declining approximately $3,326,000 and international sales declining approximately $569,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue.

International gaming and lottery printer sales decreased $840,000, or 18%, to $3,740,000 in the first half of 2007 compared to the first half of 2006. Such sales represented 29% and 26% of total sales into our gaming and lottery market during the first half of 2007 and 2006, respectively. This decrease was primarily due to lower international lottery printer sales to GTECH offset by continued growth in international gaming printer sales, primarily in Europe and Asia.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $473,000, or 7%.

                                                         Change
                 Six months ended   Six months ended   ----------
(In thousands)     June 30, 2007      June 30, 2006      $     %
                 ----------------   ----------------   ----   ---
Domestic          $5,366    77.6%    $4,918    76.4%   $448   9.1%
International      1,546    22.4%     1,521    23.6%     25   1.6%
                  ------   -----     ------   -----    ----
                  $6,912   100.0%    $6,439   100.0%   $473   7.3%
                  ======   =====     ======   =====    ====

Domestic TSG revenue increased by approximately $448,000, or 9%, to $5,366,000, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress(TM). These increases were somewhat offset by a decline in the sale of refurbished printers and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales increased by approximately $25,000, or 2%, to $1,546,000, due largely to an increase in maintenance contract and repair services revenue from a service contract with a single customer in the United Kingdom, largely offset by lower sales of consumable products and replacement parts.

The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom. The service contract was renewed in April 2007 at a lower minimum sales value compared to the minimum sales value of the prior year's contract.

GROSS PROFIT. Gross profit decreased $2,740,000, or 24%, to $8,693,000 and gross margin decreased to 34.2% from 34.3%, due primarily to a lower volume of sales, somewhat offset by lower component part and labor costs resulting from our initiatives to increasingly move production to Asia and a more favorable sales mix, in the first half of 2007 compared to the first half of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses decreased by $37,000, or 2%, to $1,493,000, as we incurred lower expenses related to product development and outside testing, which were partly offset by higher expenses related to professional consulting related expenses in the first half of 2007 as compared to the first half of 2006. Engineering and product development expenses increased as a percentage of net sales to 5.9% from 4.6%, due primarily to lower sales in the first half of 2007 compared to the first half of 2006.

SELLING AND MARKETING. Selling and marketing expenses increased by $59,000, or 2%, to $3,350,000, as we incurred increased promotional marketing expenses and increased travel related expenses. These increases were somewhat offset by lower demonstration printer expense compared with the first half of 2006. Selling and marketing expenses increased as a percentage of net sales to 13.2% from 9.9%, due primarily to lower sales volume in the first half of 2007 compared to the first half of 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $272,000, or 8%, to $3,872,000, due primarily to (1) higher legal expense, including approximately $175,000 related to our patent infringement counterclaim against FutureLogic, Inc., and the expansion of our international patent portfolio, (2) higher depreciation and amortization expense associated with the completion of the implementation of new Oracle software at the beginning of 2007 and the purchase of office furniture and leasehold improvements for our new Corporate headquarters in Hamden, CT, and (3) increased compensation-related expenses including annual salary increases, the hiring of our new vice president of human resources, and recruiting and employee relocation expenses largely for our newly-hired gaming sales manager in Macau. These increases were somewhat offset by a decrease in acquisition-related expenses, as we incurred approximately $220,000 of legal and consulting services related to a potential acquisition in the second quarter of 2006 that was not consummated. These expenses did not recur during the first half of 2007. General and administrative expenses increased as a percentage of net sales to 15.2% from 10.8%, due primarily to lower volume of sales and increased expenses in the first half of 2007 as compared to the first half of 2006.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2007, we recorded an additional $12,000 in expense to finalize the termination of the lease agreement for our prior corporate headquarters and eastern region service center facility located in Wallingford, CT.

OPERATING INCOME. During the first half of 2007, we reported an operating loss of $34,000, or 0.1% of net sales, compared to operating income of $3,012,000, or 9.0% of net sales in the first half of 2006. The substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit, coupled with higher administrative expenses in the first half of 2007 compared to that of 2006.

INTEREST. We recorded net interest income of $38,000 in the first half of 2007 compared to net interest income of $37,000 in the first half of 2006. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income throughout 2007. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other income of $12,000 in the first half of 2007 due primarily to gains recorded from the sale of certain assets from our prior Corporate headquarters and Eastern Regional Service Center in Wallingford, CT, partially offset by transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other expense of $82,000 in the first half of 2006 due primarily to transaction exchange losses recorded resulting from the weakening of the U.S. dollar against the British pound during that period.

INCOME TAXES. Despite reporting $16,000 of income before taxes in the first half of 2007, we recorded an income tax benefit of $45,000, due to the near breakeven level of income before taxes for the period combined with an increase in the recognition of certain tax credits in the first quarter of 2007. We recorded an income tax provision of $1,053,000, at an effective rate of 35.5%, in the first half of 2006. Due to the income tax benefit recorded during the first quarter of 2007, the expected recognition of credits during 2007 and our near breakeven level of income before income taxes for the six months ended June 30, 2007, we expect our annual effective tax rate for 2007 to be lower than that reported in the second quarter of 2007.

NET INCOME. We reported net income during the first half of 2007 of $61,000, or $0.01 per diluted share, compared to net income of $1,914,000, or $0.19 per diluted share, for the first half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first half of 2007, our cash flows reflected the investment in the build-out of our new, leased Corporate headquarters in Hamden, CT, and the results of lower sales volume compared to the same period in 2006. However, even with the repurchase of approximately $521,000 of our common stock and capital expenditures of approximately $1,622,000 during the first half of 2007, our cash balance only decreased by $953,000 from December 31, 2006. We ended the first half of 2007 with approximately $2.5 million in cash and cash equivalents and no debt outstanding. We expect to earn interest income on our available cash balance throughout 2007.

Operating activities: The following significant factors affected our cash provided by operations of $1,139,000 in the first half of 2007:

     -    We reported net income of $61,000.

     -    We recorded depreciation and amortization expense of $902,000.

     - Accounts receivable decreased by $502,000 due to lower sales during the first half of 2007.

     - Inventory increased by $1,481,000 due to an unanticipated slowdown in sales beginning in the first quarter 2007, an increase in consignment inventory programs with certain of our customers, and higher stocking levels resulting from our initiatives to move increased production to Asia.

     - Accounts payable increased by $1,691,000 due to higher inventory purchases and the timing of payments during the first half of the year.

     - Accrued liabilities decreased by $262,000 due to the following: (1) lower compensation related accruals and (2) a lower income tax accrual based on the decreased level of income before taxes. These decreases were somewhat offset by an increase in accrued rent related to the lease of our new Corporate headquarters in Hamden, CT.

     - As of June 30, 2007 and December 31, 2006, our restructuring accrual amounted to $14,000 and $315,000, respectively. The decrease of $301,000 is related largely to payments made on our Wallingford lease obligation.

Investing activities: Our capital expenditures were approximately $1,622,000 and $1,775,000 in the first six months of 2007 and 2006, respectively. Expenditures in 2007 included approximately $1,226,000 for the purchase of leasehold improvements and office furniture for our new Corporate headquarters in Hamden, CT, approximately $227,000 for the purchase of new computer hardware and software, as well as outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling.

Financing activities: We used approximately $523,000 from financing activities during the first six months of 2007, largely due to the repurchase of Company stock (approximately $521,000).

WORKING CAPITAL

Our working capital decreased to $16,345,000 at June 30, 2007 from $16,643,000 at December 31, 2006. Our current ratio also decreased to 2.8 to 1 at June 30, 2007, compared to 3.0 to 1 at December 31, 2006. The decrease in our working capital and current ratio was largely due to lower cash balances resulting from increased capital expenditures, higher accounts payable resulting from higher inventory purchases and the timing of payments, and lower accounts receivables from lower sales volume, somewhat offset by higher inventory levels.

DEFERRED TAXES

As of June 30, 2007, we had a net deferred tax asset of approximately $3,171,000. In order to utilize this deferred tax asset, we will need to generate approximately $7.4 million of taxable income in future years. Based on future projections of taxable income, we believe that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On November 28, 2006, we signed a new, five-year $20 million credit facility (the "New TD Banknorth Credit Facility") with TD Banknorth, N.A. ("TD Banknorth"). The new credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The New TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Our New TD Banknorth Credit Facility provides substantially improved terms compared to our prior credit facility, including lower on-going costs, fewer financial covenants, reduced reporting requirements and a lower interest rate. Borrowings under the new revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The total deferred financing costs relating to expenses incurred to complete the New TD Banknorth Credit Facility was $92,000. The New TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. We were in compliance with all financial covenants of the New TD Banknorth Credit Facility at June 30, 2007.

As of June 30, 2007, we had no balances outstanding on the revolving credit line. Undrawn commitments under the New TD Banknorth Credit facility were approximately $20,000,000 at June 30, 2007.

STOCK REPURCHASE PROGRAM

In March 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of the outstanding shares of our common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. We did not repurchase any shares of our common stock during the second quarter of 2007. For the six months ended June 30, 2007, we repurchased a total of 70,000 shares of common stock for approximately $521,000 at an average price of $7.44 per share. As of June 30, 2007, we have repurchased a total of 871,300 shares of common stock for approximately $7,013,000 at an average price of $8.05 per share since the inception of the Stock Repurchase Program.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $236,000 to $24,526,000 at June 30, 2007 from $24,290,000 at December 31, 2006. The increase was primarily due to the following for the six months ended June 30, 2007: (1) net income of $61,000, (2) compensation expense related to stock options and restricted stock of $361,000, and (3) a cumulative adjustment to retained earnings due to the implementation of FIN 48 in the amount of $318,000. These increases were offset by treasury stock purchases of 70,000 shares of common stock for approximately $521,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

We have experienced no material changes in our contractual obligations outside the ordinary course of business during the three months ended June 30, 2007. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The implementation of our new Oracle enterprise resource planning and accounting system, completed effective January 8, 2007, required us to modify and add/remove certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against us. The complaint charges us with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and seeks an award of compensatory and punitive damages, attorneys' fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that U.S. Patent No. 6,924,903
(the "903 Patent") issued to us by the United States Patent and Trademark
Office ("PTO") on August 2, 2005, for our dual-port printer technology, is invalid, and that FutureLogic is not infringing our patent. We moved to dismiss

FutureLogic's action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in the District of Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court.

On September 1, 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. On June 12, 2007, we filed an answer to FutureLogic's amended complaint and filed a counterclaim that FutureLogic infringes the 903 Patent. We also filed a motion for a preliminary injunction to stop infringement by FutureLogic's dual port printers. Our motion for preliminary injunction was heard on July 30, 2007. Through our preliminary injunction motion and hearing, we showed that FutureLogic has constructed a prototype printer, the GEN2 Universal with the ProMatrix system, which the judge ruled has a likelihood of infringing the 903 Patent covering dual port technology. The court denied our motion on August 6, 2007, but the court ruled that "Should TransAct discover that FutureLogic has sold or offered to sell any GEN2 Universal printers with the ProMatrix system that infringe the 903 Patent during the course of this action, it may renew this motion on an expedited ex parte basis and - assuming it shows the requisite likelihood of success on the merits - the court will afford it the relief it seeks." Discovery is now under way in the case.

We intend to vigorously defend TransAct against FutureLogic's claims, which we believe to be without merit. We also intend to pursue vigorously our claim against FutureLogic for infringement of the 903 Patent. The case is at the beginning of the discovery process. At this stage in the proceedings we are unable to estimate any potential or probable liability.

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2006. No changes have occurred during the three and six months ended June 30, 2007.

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

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of the outstanding shares of our common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the six months ended June 30, 2007, we repurchased a total of 70,000 shares of common stock for approximately $521,000 at an average price of $7.44 per share. As of June 30, 2007, we have repurchased a total of 871,300 shares of common stock for approximately $7,013,000, at an average price of $8.05 per share since the inception of the Stock Repurchase Program.

We did not repurchase any shares of our common stock during the second quarter of 2007. Approximately $2,987,000 remains available to purchase common stock pursuant to the stock repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 15, 2007. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions are as follows:

(1) To consider and act upon a proposal to elect one Director to serve until the 2010 Annual Meeting of Stockholders or until the Director's successor has been duly elected and qualified. Nominee was Graham Y. Tanaka. Votes cast were as follows: 8,406,260 shares for; and 59,929 shares withheld.

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2007. Votes cast were as follows: 8,443,671 shares for; 18,558 shares against; and 3,960 shares abstained.

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

                                        TRANSACT TECHNOLOGIES INCORPORATED
                                        (Registrant)


August 8, 2007                          /s/ Steven A. DeMartino
                                        ----------------------------------------
                                        Steven A. DeMartino
                                        Executive Vice President, Chief
                                        Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

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