Form 10-Q
period 2007-09-30
TRANSACT TECHNOLOGIES INC
filed 2007-11-09
CIK 1017303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: _________________ to: ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               OUTSTANDING AS OF
CLASS                           NOVEMBER 2, 2007
-----                          -----------------
COMMON STOCK, $.01 PAR VALUE       9,412,086

                       TRANSACT TECHNOLOGIES INCORPORATED

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information:

   Item 1  Financial Statements (unaudited)

           Condensed consolidated balance sheets as of September 30,
           2007 and December 31, 2006                                       3

           Condensed consolidated statements of operations for the
           three and nine months ended September 30, 2007 and 2006          4

           Condensed consolidated statements of cash flow for the
           nine months ended September 30, 2007 and 2006                    5

           Notes to condensed consolidated financial statements          6 - 12

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13 - 21

   Item 4  Controls and Procedures                                       21 - 22

PART II. Other Information:

   Item 1  Legal Proceedings                                             22 - 23

   Item 1a Risk Factors                                                    23

   Item 2c Stock Repurchase                                                23

   Item 6  Exhibits                                                        25

   Signatures                                                              26

   Certifications                                                        28 - 31

ITEM 1. FINANCIAL STATEMENTS

                       TRANSACT TECHNOLOGIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        SEPTEMBER 30,   December 31,
(In thousands)                                               2007           2006
                                                        -------------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                               $ 3,322         $ 3,436
   Receivables, net                                          7,244          11,422
   Inventories, net                                          8,985           7,567
   Refundable income taxes                                     206              42
   Deferred tax assets                                       1,650           2,167
   Other current assets                                        408             506
                                                           -------         -------
      Total current assets                                  21,815          25,140
                                                           -------         -------
Fixed assets, net                                            6,572           5,938
Goodwill                                                     1,469           1,469
Deferred tax assets                                          2,342             542
Intangible and other assets, net of
   accumulated amortization of $200
   and $136, respectively                                      521             617
                                                           -------         -------
                                                            10,904           8,566
                                                           -------         -------
Total assets                                               $32,719         $33,706
                                                           =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                        $ 4,898         $ 3,997
   Accrued liabilities                                       3,322           3,796
   Accrued restructuring expenses                               --             315
   Deferred revenue                                            374             389
                                                           -------         -------
      Total current liabilities                              8,594           8,497
                                                           -------         -------
Deferred revenue, net of current portion                       261             508
Accrued warranty, net of current portion                       102             160
Accrued rent                                                   515             251
Other liabilities                                              105              --
                                                           -------         -------
                                                               983             919
                                                           -------         -------
   Total liabilities                                         9,577           9,416
                                                           -------         -------
Commitments and contingencies (Note 11)
Shareholders' equity:
   Common stock                                                104             104
   Additional paid-in capital                               19,822          19,105
   Retained earnings                                        10,768          11,405
   Accumulated other comprehensive income                      206             168
   Treasury stock, 987,100 and 801,300 shares at cost       (7,758)         (6,492)
                                                           -------         -------
      Total shareholders' equity                            23,142          24,290
                                                           -------         -------
Total liabilities and shareholders' equity                 $32,719         $33,706
                                                           =======         =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                      ------------------   -----------------
(In thousands, except per share data)                   2007      2006       2007      2006
                                                      -------   --------   -------   -------
Net sales                                             $11,737   $15,276    $37,152   $48,615
Cost of sales                                           7,852     9,838     24,574    31,744
                                                      -------   -------    -------   -------
Gross profit                                            3,885     5,438     12,578    16,871
                                                      -------   -------    -------   -------
Operating expenses:
   Engineering, design and product
      development                                         791       621      2,284     2,151
   Selling and marketing                                1,618     1,593      4,968     4,884
   General and administrative                           1,664     1,630      5,346     5,195
   Legal fees associated with lawsuit (See Note 11)     1,525        41      1,715        76
   Business consolidation and restructuring                --        --         12        --
                                                      -------   -------    -------   -------
                                                        5,598     3,885     14,325    12,306
                                                      -------   -------    -------   -------
Operating income (loss)                                (1,713)    1,553     (1,747)    4,565
                                                      -------   -------    -------   -------
Other income (expense):
   Interest, net                                           20        25         58        62
   Other, net                                              (8)      (55)         4      (137)
                                                      -------   -------    -------   -------
                                                           12       (30)        62       (75)
                                                      -------   -------    -------   -------
Income (loss) before income taxes                      (1,701)    1,523     (1,685)    4,490
Income tax provision (benefit)                           (685)      504       (730)    1,557
                                                      -------   -------    -------   -------
Net income (loss)                                     $(1,016)  $ 1,019    $  (955)  $ 2,933
                                                      =======   =======    =======   =======
Net income (loss) per common share:
      Basic                                           $ (0.11)  $  0.11    $ (0.10)  $  0.31
      Diluted                                         $ (0.11)  $  0.10    $ (0.10)  $  0.30
Shares used in per-share calculation
      Basic                                             9,364     9,623      9,390     9,588
      Diluted                                           9,364     9,898      9,390     9,898

           See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
(In thousands)                                                   2007      2006
                                                               -------   -------
Cash flows from operating activities:
   Net income (loss)                                           $  (955)  $ 2,933
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Share-based compensation expense                             548       422
      Deferred income taxes                                     (1,178)      (24)
      Incremental tax benefits from stock options exercised        (20)     (275)
      Depreciation and amortization                              1,377     1,190
      Gain on sale of assets                                       (22)       --
      Changes in operating assets and liabilities:
         Receivables                                             4,178    (2,175)
         Inventories                                            (1,418)   (1,394)
         Refundable income taxes                                  (164)      117
         Other current assets                                       98      (197)
         Other assets                                               24       (76)
         Accounts payable                                          901       409
         Accrued liabilities and other liabilities                (192)    1,748
         Accrued restructuring expenses                           (315)     (306)
                                                               -------   -------
            Net cash provided by operating activities            2,862     2,372
                                                               -------   -------
Cash flows from investing activities:
   Purchases of fixed assets                                    (1,951)   (2,521)
   Proceeds from sale of assets                                     37        --
                                                               -------   -------
      Net cash used in investing activities                     (1,914)   (2,521)
                                                               -------   -------
Cash flows from financing activities:
   Proceeds from stock option exercises                            149       674
   Purchases of common stock for treasury                       (1,266)     (852)
   Incremental tax benefits from stock options exercised            20       275
   Payment of deferred financing costs                              (3)       --
                                                               -------   -------
         Net cash provided by (used in) financing activities    (1,100)       97
                                                               -------   -------
Effect of exchange rate changes on cash                             38       102
                                                               -------   -------
Increase (decrease) in cash and cash equivalents                  (114)       50
Cash and cash equivalents at beginning of period                 3,436     4,579
                                                               -------   -------
Cash and cash equivalents at end of period                     $ 3,322   $ 4,629
                                                               =======   =======

            See notes to condensed consolidated financial statements.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   DESCRIPTION OF BUSINESS

     TransAct Technologies Incorporated ("TransAct"), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include casino, gaming, lottery, banking, kiosk and point-of-sale. Our printers are designed based on market specific requirements and are sold under the Ithaca(R) and Epic product brands. We distribute our products through OEMs, value-added resellers, selected distributors and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2007, the results of our operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006. The December 31, 2006 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K. Certain amounts from the December 31, 2006 condensed consolidated balance sheet have been reclassified to conform with the current period presentation.

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

     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

3.   SHARE-BASED PAYMENTS

     STOCK OPTION ACTIVITY. The 1996 Stock Plan, 1996 Directors' Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

                                                                     Weighted
                                                      Weighted       Average        Aggregate
                                                       Average      Remaining       Intrinsic
                                                      Exercise     Contractual      Value (in
                                            Options     Price    Life (in years)   thousands)
                                            -------   --------   ---------------   ----------
Options outstanding at December 31, 2006:   707,344     $6.67
   Granted                                  144,500     $8.82
   Exercised                                (33,199)    $4.49
   Canceled                                 (46,849)    $9.85
                                            -------
Options outstanding at September 30, 2007   771,796     $6.97          5.66           $974
                                            =======
Options exercisable at September 30, 2007   566,296     $6.31          4.43           $974
                                            =======

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     As of September 30, 2007, unrecognized compensation cost related to stock options totaled $1,046,000, which is expected to be recognized over a weighted average period of 4.0 years. The total intrinsic value of stock options exercised was $61,000 and $116,000 during the three months ended September 30, 2007 and 2006, respectively. The total intrinsic value of stock options exercised was $62,000 and $808,000, during the nine months ended September 30, 2007 and 2006, respectively.

     RESTRICTED STOCK ACTIVITY. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

                                                         Weighted
                                                      Average Grant
                                         Restricted     Date Fair
                                            Stock         Value
                                         ----------   -------------
Nonvested shares at December 31, 2006     154,116         $12.22
   Granted                                     --             --
   Vested                                 (37,683)         13.01
   Canceled                                (6,750)          9.74
                                          -------
Nonvested shares at September 30, 2007    109,683         $12.10
                                          =======

     As of September 30, 2007, unrecognized compensation cost related to restricted stock totaled $980,000, which is expected to be recognized over a weighted average period of 2.4 years. No restricted stock vested during the three months ended September 30, 2007 and 2006, respectively. The intrinsic value of restricted stock that vested was $280,000 and $338,000, during the nine months ended September 30, 2007 and 2006, respectively.

     SHARE-BASED COMPENSATION EXPENSE. During the three months ended September 30, 2007 and 2006, we recognized compensation expense of $64,000 and $26,000, respectively, for stock options and $123,000 and $85,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of operations in accordance with SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The income tax benefits from share-based payments recorded in the statement of operations totaled $69,000 and $39,000 for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, we recognized compensation expense of $168,000 and $81,000, respectively, for stock options and $380,000 and $341,000, respectively, for restricted stock. The income tax benefits from share-based payments recorded in the statement of operations totaled $202,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   SHARE-BASED PAYMENTS (CONTINUED)

     Under the assumptions indicated below, the weighted-average fair value of stock option grants for the nine months ended September 30, 2007 was $5.81. No assumptions have been disclosed for the three months ended September 30, 2007 and 2006, as no stock option grants were made during those periods. The weighted-average fair value of stock option grants for the nine months ended September 30, 2006 was $5.91. The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

                                 Three months ended           Nine months ended
                                   September 30,                September 30,
                          -------------------------------   ---------------------
                               2007             2006           2007        2006
                          --------------   --------------   ---------   ---------
Expected option term      Not applicable   Not applicable   6.0 years   5.2 years
Expected volatility       Not applicable   Not applicable        71.2%       78.4%
Risk-free interest rate   Not applicable   Not applicable         4.5%        4.5%
Dividend yield            Not applicable   Not applicable           0%          0%

4.   INVENTORIES

     The components of inventories are:

                              September 30,   December 31,
(In thousands)                     2007           2006
                              -------------   ------------
Raw materials and purchased
   component parts                $8,444         $7,337
Finished goods                       541            230
                                  ------         ------
                                  $8,985         $7,567
                                  ======         ======

5.   ACCRUED PRODUCT WARRANTY LIABILITY

     The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2007 and 2006.

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                         ------------------   -----------------
(In thousands)                              2007    2006         2007    2006
                                            ----   -----        -----   -----
Balance, beginning of period                $580   $ 602        $ 603   $ 644
Additions related to warranties issued        30      84          246     396
Warranty costs incurred                      (97)   (144)        (336)   (498)
                                            ----   -----        -----   -----
Balance, end of period                      $513   $ 542        $ 513   $ 542
                                            ====   =====        =====   =====

     The current portion of the accrued product warranty liability is included in accrued liabilities in the accompanying balance sheets.

6.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING

     In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and to close our Wallingford, CT manufacturing facility (the "Consolidation"). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We applied the consensus set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" in recognizing the accrued restructuring expenses relating to the Consolidation.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   ACCRUED BUSINESS CONSOLIDATION AND RESTRUCTURING (CONTINUED)

     In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the "Release Agreement"). Prior to the execution of the Release Agreement, we accrued the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation to make lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of September 30, 2007, all non-cancelable lease payments related to our Wallingford, CT facility have been made.

     The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2007 and 2006.

                                 Three months ended   Nine months ended
                                    September 30,       September 30,
                                 ------------------   -----------------
(In thousands)                      2007   2006          2007    2006
                                    ----   ----         -----   ------
Accrual balance, beginning of
   period                           $ 14   $800         $ 315   $1,007
Business consolidation and
   restructuring expenses             --     --            12       --
                                    ----   ----         -----   ------
Cash payments                        (14)   (99)         (327)    (306)
                                    ----   ----         -----   ------
Accrual balance, end of period      $ --   $701         $  --   $  701
                                    ====   ====         =====   ======

7.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

     The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding: Three months ended Nine months ended

                                            Three months       Nine months
                                                ended             ended
                                            September 30,     September 30,
                                          ----------------   ---------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)       2007     2006     2007     2006
                                          -------   ------   ------   ------
Net income (loss)                         $(1,016)  $1,019   $ (955)  $2,933
                                          =======   ======   ======   ======
Shares:
Basic: Weighted average common shares
   outstanding                              9,364    9,623    9,390    9,588
Add: Dilutive effect of outstanding
   options and restricted stock as
   determined by the treasury stock
   method                                      --      275       --      310
                                          -------   ------   ------   ------
Diluted: Weighted average common and
   common equivalent shares outstanding     9,364    9,898    9,390    9,898
                                          =======   ======   ======   ======
Net income (loss) per common share:
   Basic                                  $ (0.11)  $ 0.11   $(0.10)  $ 0.31
   Diluted                                $ (0.11)  $ 0.10   $(0.10)  $ 0.30

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

     For the three and nine months ended September 30, 2007, there were 881,479 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and nonvested restricted stock, that were excluded from the earnings per share calculation, because such shares would be anti-dilutive due to the Company's net loss in those periods. For the three and nine months ended September 30, 2006, potentially dilutive shares that were excluded from the net income per share calculation, consisting of out-of-the-money stock options, amounted to 101,750 and 49,250 shares, respectively.

8.   COMPREHENSIVE INCOME (LOSS)

     The following table summarizes the Company's comprehensive income (loss):

                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                    ------------------   -----------------
(In thousands)                         2007     2006        2007    2006
                                     -------   ------      -----   ------
Net income (loss)                    $(1,016)  $1,019      $(955)  $2,933
Foreign currency translation
   adjustment                             22       44         38      102
                                     -------   ------      -----   ------
Total comprehensive income (loss)    $  (994)  $1,063      $(917)  $3,035
                                     =======   ======      =====   ======

9.   STOCKHOLDER'S EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 2007 were as follows (in thousands):

Balance at December 31, 2006                          $24,290
   Net loss                                              (955)
   Proceeds from issuance of shares from exercise
      of stock options                                    149
   Purchases of treasury stock                         (1,266)
   Share-based compensation expense                       548
   Tax benefits from employee stock transactions           20
   Adjustment resulting from the adoption of FIN 48       318
   Foreign currency translation adjustment                 38
                                                      -------
Balance at September 30, 2007                         $23,142
                                                      =======

10.  SIGNIFICANT TRANSACTIONS

     In March 2005, our Board of Directors approved a stock repurchase program (the "Stock Repurchase Program"). Under the program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time on the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors. During the three months ended September 30, 2007, we repurchased a total of 115,800 shares of common stock for approximately $745,000 at an average price of $6.43 per share. During the nine months ended September 30, 2007, we repurchased a total of 185,800 shares of common stock for approximately $1,266,000 at an average price of $6.81 per share. As of September 30, 2007, we have repurchased a total of 987,100 shares of common stock for approximately $7,758,000 at an average price of $7.86 per share since the inception of the Stock Repurchase Program.

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

     On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 ("the 035 Patent") is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on "Walker Process fraud" and "sham litigation." The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic's motion to add a claim for actual monopolization based on either the "Walter Process fraud" theory or the "sham litigation." theory. The Court also denied FutureLogic's motion to add a claim for attempted monopolization based on the "sham litigation" theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the "Walker Process fraud" theory. We believe that FutureLogic's claim in this matter is without merit and intend to defend vigorously against it.

     We are now in the discovery phase of the case.

     We are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

                       TRANSACT TECHNOLOGIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     At September 30, 2007, we had approximately $105,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

     We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 - 2006 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements. No state or foreign tax jurisdiction income tax returns are currently under examination.

     We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $1,000 of accrued interest related to uncertain tax positions.

13.  SUBSEQUENT EVENTS

     On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

     On November 7, 2007, we amended our credit facility with TD Banknorth, N.A. to revise a financial covenant effective September 30, 2007, which resulted in covenant compliance.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Form 10-K for the year ended December 31, 2006. We have reviewed those policies and determined that, in addition to the policies noted below, they remain our critical accounting policies for the nine months ended September 30, 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

NET SALES. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended September 30, 2007 and 2006 were as follows:

                                                                          Change
                            Three months ended   Three months ended   --------------
(In thousands)              September 30, 2007   September 30, 2006      $        %
                            ------------------   ------------------   -------   ----
Banking and point-of-sale    $ 2,981    25.4%     $ 3,606    23.6%    $  (625)  (17.3%)
Gaming and lottery             5,801    49.4%       8,495    55.6%     (2,694)  (31.7%)
TransAct Services Group        2,955    25.2%       3,175    20.8%       (220)   (6.9%)
                             -------   -----      -------   -----     -------
                             $11,737   100.0%     $15,276   100.0%    $(3,539)  (23.2%)
                             =======   =====      =======   =====     =======
International *              $ 2,824    24.1%     $ 3,790    24.8%    $  (966)  (25.5%)
                             =======   =====      =======   =====     =======

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the third quarter of 2007 decreased $3,539,000, or 23%, from the same period last year due primarily to lower printer sales in our gaming and lottery market (a decrease of approximately $2,694,000, or 32%), lower printer sales in our banking and point of sale ("POS") market (a decrease of approximately $625,000, or 17%), and lower sales by the TransAct Services Group ("TSG") (a decrease of $220,000, or 7%). Overall, international sales decreased by $966,000, or 26%, due to lower international shipments of both our POS and gaming printers.

BANKING AND POINT-OF-SALE:

Revenue from the banking and POS market includes sales of inkjet, thermal and legacy impact printers used primarily by retailers in the hospitality, restaurant (including fine dining, casual dining and fast food) and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Revenue from this market also includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Sales of our banking and POS printers worldwide decreased approximately $625,000, or 17%.

                                                               Change
                 Three months ended   Three months ended   -------------
(In thousands)   September 30, 2007   September 30, 2006     $       %
                 ------------------   ------------------   -----   -----
Domestic           $2,610    87.6%      $3,449    95.6%    $(839)  (24.3%)
International         371    12.4%         157     4.4%      214   136.3%
                   ------   -----       ------   -----     -----
                   $2,981   100.0%      $3,606   100.0%    $(625)  (17.3%)
                   ======   =====       ======   =====     =====

Domestic banking and POS printer revenue decreased to $2,610,000, representing an $839,000, or 24%, decrease from the third quarter of 2006, due primarily to the non-recurrence of significant sales (approximately $600,000) of our Bankjet(R) line of inkjet bank teller printers to an existing banking customer that were made in the third quarter of 2006. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. In addition to lower banking printer sales, we also experienced a decline in sales of our legacy line of POS impact printers. We expect sales of our legacy impact printers to continue to decline for the remainder of 2007 as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the banking and POS market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that were at lower average selling prices. Decreased sales of our banking printers and legacy impact printers were partly offset by increased printer shipments of our line of thermal printers, primarily through our U.S. distributors.

International banking and POS printer shipments increased by approximately $214,000, or 136%, to $371,000, due primarily to higher sales to our international POS distributors in Latin America and Asia.

GAMING AND LOTTERY:

Revenue from the gaming and lottery market includes sales of printers used in slot machines, video lottery terminals ("VLTs") and other gaming machines that print tickets instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to Lottomatica's GTECH Corporation ("GTECH"), the world's largest provider of lottery terminals, for various lottery applications. Sales of our gaming and lottery products decreased by $2,694,000, or 32%, from the third quarter of 2006, primarily due to lower domestic sales of lottery printers to GTECH and lower domestic and international gaming printer sales. These decreases were partially offset by an increase in international sales of our lottery printers to GTECH.

                                                                Change
                 Three months ended   Three months ended   ---------------
(In thousands)   September 30, 2007   September 30, 2006      $         %
                 ------------------   ------------------   -------   -----

Domestic           $3,904    67.3%      $5,727    67.4%    $(1,823)  (31.8%)
International       1,897    32.7%       2,768    32.6%       (871)  (31.5%)
                   ------   -----       ------   -----     -------
                   $5,801   100.0%      $8,495   100.0%    $(2,694)  (31.7%)
                   ======   =====       ======   =====     =======

Domestic sales of our gaming and lottery printers decreased by $1,823,000, or 32%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by continued softness in the domestic casino market, and, to a lesser extent, a decrease in domestic sales of lottery printers to GTECH.

Domestic and international printer sales to GTECH, which include thermal on-line lottery printers, decreased by approximately $684,000, or 46%, in the third quarter of 2007 compared to the third quarter of 2006. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations

GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue. We currently have approximately $7.7 million of lottery printers on order for shipment in 2008, which is approximately 50% more than our expected lottery printer sales for 2007.

International gaming and lottery printer sales decreased $871,000, or 32%, to $1,897,000 in the third quarter of 2007. Such sales represented 33% of total sales into our gaming and lottery market in each of the third quarter of 2007 and the third quarter of 2006. This decrease was due primarily to decreased sales of our casino and gaming printers in Australia resulting from a slower than anticipated conversion to ticket-in, ticket-out slot machines, somewhat offset by an increase in international lottery printer sales to GTECH.

TRANSACT SERVICES GROUP:

Revenue from the TransAct Services Group ("TSG") includes sales of consumable products (inkjet cartridges, ribbons and paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG decreased by approximately $220,000, or 7%.

                                                               Change
                 Three months ended   Three months ended   -------------
(In thousands)   September 30, 2007   September 30, 2006     $       %
                 ------------------   ------------------   -----   -----
Domestic           $2,399    81.2%      $2,310    72.8%    $  89     3.9%
International         556    18.8%         865    27.2%     (309)  (35.7%)
                   ------   -----       ------   -----     -----
                   $2,955   100.0%      $3,175   100.0%    $(220)   (6.9%)
                   ======   =====       ======   =====     =====

Domestic revenue from TSG increased by approximately $89,000, to $2,399,000 largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products, including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress(TM). These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy impact printers, as the installed base of these legacy printers in the market declines.

Internationally, TSG revenue decreased by approximately $309,000 to $556,000 largely due to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from this service contract with a single customer in the United Kingdom. The service contract, which represents a substantial portion of our U.K. subsidiary's revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year's contract. The customer has begun to replace our printers with newer technology that we were unable to provide. Since the service contract ends in November 2007, we expect international TSG revenue to be lower in the fourth quarter of 2007 and beyond compared to the third quarter of 2007.

GROSS PROFIT. Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit decreased $1,553,000, or 29%, and gross margin decreased to 33.1% from 35.6% due primarily to a lower volume of sales and a less favorable sales mix in the third quarter of 2007 compared to the third quarter of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased by $170,000, or 27%, to $791,000, as we incurred increased outside design, prototype and development expenses associated largely with new product development for the banking market, as well as increased professional consulting related expenses. Engineering and product development expenses increased as a percentage of net sales to 6.7% from 4.1%, due primarily to lower sales in the third quarter of 2007 compared to the third quarter of 2006 as well as an increase in expenses for the respective period.

SELLING AND MARKETING. Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the third quarter of 2007 increased by $25,000, or 2%, to $1,618,000, due primarily to increased travel, trade show, advertising and other promotional marketing expenses compared with the third quarter of 2006. These increases were partly offset by lower demonstration printer expenses and the non-recurrence of expenses incurred in the third quarter of 2006 related to the redesign of our website that occurred in August 2006. Selling and marketing expenses increased as a percentage of net sales to 13.8% from 10.4%, due primarily to lower sales volume in the third quarter of 2007 compared to the third quarter of 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, and telecommunication expenses. General and administrative expenses for the third quarter 2007 were relatively consistent with those for the third quarter of 2006, increasing by $34,000, or 2%, to $1,664,000. General and administrative expenses for the third quarter of 2007 included a charge of approximately $110,000 for severance resulting from the termination of certain employees as part of a cost reduction action related to our POS business. We expect to realize cost savings of approximately $600,000, mostly as a reduction in selling and marketing expenses, in 2008 as a result of the action. General and administrative expenses increased as a percentage of net sales to 14.2% from 10.7%, due primarily to lower sales volume in the third quarter of 2007 compared to the third quarter of 2006.

LEGAL FEES ASSOCIATED WITH LAWSUIT. During the third quarter of 2007, we incurred approximately $1,525,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $41,000 in the third quarter of 2006. The substantial increase was due primarily to our patent infringement counterclaim against FutureLogic, Inc. We expect to incur $1,000,000 to $1,200,000 of legal fees per quarter related to the FutureLogic lawsuit through the expedited trial date of June 2008. See "Item 1 - Legal Proceedings" in Part II of this quarterly report for more information.

OPERATING INCOME (LOSS). During the third quarter of 2007 we reported operating losses of $1,713,000, or 14.6% of net sales, compared to operating income of $1,553,000, or 10.2% of net sales in the third quarter of 2006. The substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit and higher operating expenses (primarily legal expenses of approximately $1.5 million related to the FutureLogic lawsuit), in the third quarter of 2007 compared to that of 2006.

INTEREST. We recorded net interest income of $20,000 in the third quarter of 2007 compared to $25,000 in the third quarter of 2006. We do not expect to draw on our revolving borrowings as we expect to continue to generate cash from operations during 2007. As a result, we expect to continue to report net interest income for the remainder of 2007. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other expense of $8,000 in the third quarter of 2007 compared to $55,000 in the third quarter of 2006. In each quarter, these amounts were primarily due to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound.

INCOME TAXES. We recorded an income tax benefit for the third quarter of 2007 of $685,000 at an effective tax rate of 40.3%, compared to an income tax provision during the third quarter of 2006 of $504,000 at an effective tax rate of 33.1%. The income tax benefit recorded in the third quarter of 2007 versus the income tax provision recorded in the third quarter of 2006 was largely due to an increase in the recognition of certain deferred tax credits. We expect our annual effective tax rate for the full year 2007 to be approximately 40%.

NET INCOME (LOSS). We reported net losses during the third quarter of 2007 of $1,016,000, or $0.11 per diluted share, compared to net income of $1,019,000, or $0.10 per diluted share, for the third quarter of 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

NET SALES. Net sales by market for the current and prior year's nine month period were as follows:

                                                                           Change
                             Nine months ended    Nine months ended   ----------------
(In thousands)              September 30, 2007   September 30, 2006       $        %
                            ------------------   ------------------   --------   -----
Banking and point-of-sale    $ 8,705    23.4%     $12,718    26.2%    $ (4,013)  (31.6%)
Gaming and lottery            18,580    50.0%      26,283    54.0%      (7,703)  (29.3%)
TransAct Services Group        9,867    26.6%       9,614    19.8%         253     2.6%
                             -------   -----      -------   -----     --------
                             $37,152   100.0%     $48,615   100.0%    $(11,463)  (23.6%)
                             =======   =====      =======   =====     ========
International *              $ 8,769    23.6%     $10,667    21.9%    $ (1,898)  (17.8%)
                             =======   =====      =======   =====     ========

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2007 decreased $11,463,000, or 24%, from the prior year's first nine months due to sales decreases in two out of three of our markets: banking and POS (a decrease of approximately $4,013,000, or 32%) and gaming and lottery (a decrease of approximately $7,703,000, or 29%). These decreases were somewhat offset by a slight increase in TSG sales (an increase of $253,000, or 3%). Overall, international sales decreased by $1,898,000, or 18%, due largely to lower international shipments of our gaming and lottery printers, and to a lesser extent, decreased TSG sales internationally.

BANKING AND POINT-OF-SALE:

Sales of our banking and POS printers worldwide decreased approximately $4,013,000, or 32%.

                                                                Change
                  Nine months ended    Nine months ended   ---------------
(In thousands)   September 30, 2007   September 30, 2006      $        %
                 ------------------   ------------------   -------   -----
Domestic           $7,675    88.2%     $11,785    92.7%    $(4,110)  (34.9%)
International       1,030    11.8%         933     7.3%         97    10.4%
                   ------   -----      -------   -----     -------
                   $8,705   100.0%     $12,718   100.0%    $(4,013)  (31.6%)
                   ======   =====      =======   =====     =======

Domestic banking and POS printer sales decreased to $7,675,000, representing a $4,110,000, or 35%, decrease from the first nine months of 2006, due largely to the non-recurrence of significant sales (approximately $2.8 million) of our Bankjet(R) line of inkjet bank teller printers to two large banking customers that were made in the first nine months of 2006. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements a new point-of-sale software system. We also experienced a decline in sales of our legacy line of POS impact printers as these printers are being replaced by our newer thermal and inkjet printers. We expect sales of our legacy impact printers to continue to decline for the remainder of 2007 as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the banking and POS market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that were at lower average selling prices.

International banking and POS printer shipments increased by approximately $97,000, or 10%, to $1,030,000, due primarily to higher sales to our international POS distributors in Europe and Asia, offset by lower sales to our international POS distributors in Latin America.

GAMING AND LOTTERY:

Sales of our gaming and lottery printers decreased by $7,703,000, or 29%, from the first nine months of 2007, primarily due to lower sales of lottery printers to GTECH, both domestically and internationally, and lower casino and other gaming printer sales, both domestically and internationally.

                                                                Change
                  Nine months ended    Nine months ended   ---------------
(In thousands)   September 30, 2007   September 30, 2006      $        %
                 ------------------   ------------------   -------   -----
Domestic          $12,943    69.7%     $18,935    72.0%    $(5,992)  (31.6%)
International       5,637    30.3%       7,348    28.0%     (1,711)  (23.3%)
                  -------   -----      -------   -----     -------
                  $18,580   100.0%     $26,283   100.0%    $(7,703)  (29.3%)
                  =======   =====      =======   =====     =======

Domestic sales of our gaming and lottery printers decreased by $5,992,000, or 32%, due primarily to a decrease in domestic sales of lottery printers to GTECH and, to a lesser extent, a decrease in sales of our thermal casino printers due to continued softness in the domestic casino market during the first nine months of 2007 as compared to the first nine months of 2006.

Domestic and international printer sales to GTECH, which include thermal on-line lottery printers, decreased by approximately $4,580,000, or 51%, in the first nine months of 2007 compared to the first nine months of 2006, with domestic sales declining approximately $4,011,000 and international sales declining approximately $569,000. Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH's overall business or revenue. We currently have approximately $7.7 million of lottery printers on order for shipment in 2008, which is approximately 50% more than our expected lottery printer sales for 2007.

International gaming and lottery printer sales decreased $1,711,000, or 23%, to $5,637,000 in the first nine months of 2007 compared to the first nine months of 2006. Such sales represented 30% and 28% of total sales into our gaming and lottery market during the first nine months of 2007 and 2006, respectively. This decrease was primarily due to lower international lottery printer sales to GTECH as well as lower international gaming printer sales, primarily in Australia due to a slower than anticipated conversion to ticket-in, ticket-out slot machines in that region.

TRANSACT SERVICES GROUP ("TSG"):

Sales from TSG increased by approximately $253,000, or 3%.

                                                               Change
                  Nine months ended    Nine months ended   -------------
(In thousands)   September 30, 2007   September 30, 2006     $       %
                 ------------------   ------------------   -----   -----
Domestic           $7,765    78.7%      $7,228    75.2%    $ 537     7.4%
International       2,102    21.3%       2,386    24.8%     (284)  (11.9%)
                   ------   -----       ------   -----     -----   -----
                   $9,867   100.0%      $9,614   100.0%    $ 253     2.6%
                   ======   =====       ======   =====     =====   =====

Domestic TSG revenue increased by approximately $537,000, or 7%, to $7,765,000, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress(TM). These increases were somewhat offset by a decline in the sale of refurbished printers and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales decreased by approximately $284,000, or 12%, to $2,102,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom, as well as a decline in sales of consumable products and replacement parts. The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom. The service contract, which represents a substantial portion of our U.K. subsidiary's revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year's contract. The customer has begun to replace our printers with newer technology that we were unable to provide. Since the service contract ends in November 2007, we expect international TSG revenue to be lower in the fourth quarter of 2007 and beyond compared to the third quarter of 2007.

GROSS PROFIT. Gross profit decreased $4,293,000, or 25%, to $12,578,000 and gross margin decreased to 33.9% from 34.7%, due primarily to a lower volume of sales and a less favorable sales mix in the first nine months of 2007 compared to the first nine months of 2006, somewhat offset by lower component part and labor costs resulting from our initiatives to increasingly move production to Asia.

ENGINEERING AND PRODUCT DEVELOPMENT. Engineering, design and product development expenses increased by $133,000, or 6%, to $2,284,000, as we incurred increased outside design, prototype and development expenses associated largely with new product development for the banking market, as well as increased professional consulting related expenses. Engineering and product development expenses increased as a percentage of net sales to 6.2% from 4.4%, due primarily to lower sales volume in proportion to a higher level of expenses in the first nine months of 2007 compared to the first nine months of 2006.

SELLING AND MARKETING. Selling and marketing expenses increased by $84,000, or 2%, to $4,968,000, as we incurred increased travel, trade show, advertising and other promotional marketing expenses compared with the first nine months of 2006. These increases were partly offset by lower demonstration printer expenses and the non-recurrence of expenses incurred in the third quarter of 2006 related to the redesign of our website that occurred in August 2006. Selling and marketing expenses increased as a percentage of net sales to 13.4% from 10.0%, due primarily to lower sales volume in proportion to a higher level of expenses in the first nine months of 2007 compared to the first nine months of 2006.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $151,000, or 3%, to $5,346,000, due primarily to (1) higher legal expense related to the expansion of our international patent portfolio, (2) higher depreciation and amortization expense associated with the completion of the implementation of new Oracle software at the beginning of 2007 and the purchase of office furniture and leasehold improvements for our new Corporate headquarters in Hamden, CT, and (3) increased compensation-related expenses including annual salary increases, the hiring of our new vice president of human resources, and recruiting and employee relocation expenses largely for our newly-hired gaming sales manager in Macau. These increases were somewhat offset by a decrease in acquisition-related expenses, as we incurred approximately $220,000 of legal and consulting services related to a potential acquisition in the second quarter of 2006 that was not consummated. These expenses did not recur during the first nine months of 2007. General and administrative expenses for the first nine months of 2007 also included a charge of approximately $110,000 for severance resulting from the termination of certain employees as part of a cost reduction action related to our POS business. We expect to realize cost savings of approximately $600,000, mostly as a reduction in selling and marketing expenses, in 2008 as a result of the action. General and administrative expenses increased as a percentage of net sales to 14.4% from 10.7%, due primarily to lower sales volume in proportion to a higher level of expenses in the first nine months of 2007 compared to the first nine months of 2006.

LEGAL FEES ASSOCIATED WITH LAWSUIT. During the first nine months of 2007, we incurred approximately $1,700,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $76,000 in the first nine months of 2006. The substantial increase was due primarily to our patent infringement counterclaim against FutureLogic, Inc. We expect to incur $1,000,000 to $1,200,000 of legal fees per quarter related to the FutureLogic lawsuit through the expedited trial date of June 2008. See "Item 1 - Legal Proceedings" in Part II of this quarterly report for more information.

BUSINESS CONSOLIDATION AND RESTRUCTURING. During the second quarter of 2007, we recorded an additional $12,000 in expense to finalize the termination of the lease agreement for our prior corporate headquarters and eastern region service center facility located in Wallingford, CT.

OPERATING INCOME (LOSS). During the first nine months of 2007, we reported an operating loss of $1,747,000, or 4.7% of net sales, compared to operating income of $4,565,000, or 9.4% of net sales in the first nine months of 2006. The substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit and higher operating expenses (largely legal expenses of approximately $1.7 million related to the FutureLogic lawsuit) in the first nine months of 2007 compared to that of 2006.

INTEREST. We recorded net interest income of $58,000 in the first nine months of 2007 compared to net interest income of $62,000 in the first nine months of 2006. We do not expect to draw on our revolving borrowings and we expect to continue to report net interest income for the remainder of 2007. See "Liquidity and Capital Resources" below for more information.

OTHER INCOME (EXPENSE). We recorded other income of $4,000 in the first nine months of 2007 due primarily to gains recorded from the sale of certain assets from our prior Corporate headquarters and Eastern Regional Service Center in Wallingford, CT, partially offset by transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other expense of $137,000 in the first nine months of 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound during that period.

INCOME TAXES. We recorded an income tax benefit for the first nine months of 2007 of $730,000 at an effective tax rate of 43.3%, compared to an income tax provision during the first nine months of 2006 of $1,557,000 at an effective tax rate of 34.7%. The income tax benefit recorded for the first nine months of 2007 versus the income tax provision recorded for the first nine months of 2006 was largely due to an increase in the recognition of certain deferred tax credits. We expect our annual effective tax rate for the full year 2007 to be approximately 40%.

NET INCOME (LOSS). We reported a net loss for the first nine months of 2007 of $955,000, or $0.10 per diluted share, compared to net income of $2,933,000, or $0.30 per diluted share, for the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Overview: In the first nine months of 2007, our cash flows reflected the investment in the build-out of our new, leased Corporate headquarters in Hamden, CT, the continued repurchase of our common stock, and the results of lower sales volume compared to the same period in 2006. However, even with the repurchase of approximately $1,266,000 of our common stock and capital expenditures of approximately $1,951,000 during the first nine months of 2007, our cash balance only decreased by $114,000 from December 31, 2006. We ended the first nine months of 2007 with approximately $3.3 million in cash and cash equivalents and no debt outstanding. We expect to earn interest income on our available cash balance for the remainder of 2007.

Operating activities: The following significant factors affected our cash provided by operations of $2,862,000 in the first nine months of 2007:

     -    We reported a net loss of $955,000.

     -    We recorded share-based compensation expense of $548,000.

     -    We recorded depreciation and amortization expense of $1,377,000.

     -    Deferred taxes increased by $1,178,000.

     - Accounts receivable decreased by $4,178,000 due to lower sales during the first nine months of 2007 and improved collection efforts.

     - Inventory increased by $1,418,000 due to an increase in consignment inventory programs with certain of our customers and higher stocking levels resulting from our initiatives to move increased production to Asia.

     - Accounts payable increased by $901,000 due to higher inventory purchases and the timing of payments during the first nine months of the year.

     - Accrued liabilities decreased by $192,000 due to the following: (1) lower compensation related accruals and (2) a lower income tax accrual based on the decreased level of income before taxes. These decreases were somewhat offset by increases in accrued legal fees, primarily related to our lawsuit with FutureLogic, Inc. and deferred rent related to the lease of our new Corporate headquarters in Hamden, CT.

     - As of September 30, 2007 and December 31, 2006, our restructuring accrual amounted to $0 and $315,000, respectively. The decrease of $315,000 is related largely to payments made on our Wallingford lease obligation.

Investing activities: Our capital expenditures were approximately $1,951,000 and $2,521,000 in the first nine months of 2007 and 2006, respectively. Expenditures in 2007 included approximately $1,247,000 for the purchase of leasehold improvements and office furniture for our new Corporate headquarters in Hamden, CT, approximately $121,000 for the purchase of leasehold improvements and office furniture for our new Eastern Region service center in New Britain, CT, approximately $290,000 for the purchase of new computer hardware and software including outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling.

Financing activities: We used approximately $1,100,000 for financing activities during the first nine months of 2007, largely due to the repurchase of Company stock of approximately $1,266,000 as compared to $852,000 during the first nine months of 2006. The repurchases were offset by proceeds from stock option exercises of approximately $149,000 during the first nine months of 2007.

WORKING CAPITAL

Our working capital decreased to $13,221,000 at September 30, 2007 from $16,643,000 at December 31, 2006. Our current ratio also decreased to 2.5 to 1 at September 30, 2007, compared to 3.0 to 1 at December 31, 2006. The decrease in our working capital and current ratio was largely due to lower accounts receivable balances resulting from decreased sales and improved collection efforts and higher accounts payable resulting from higher inventory purchases and the timing of payments, somewhat offset by higher inventory levels, and lower accrued liabilities.

DEFERRED TAXES

As of September 30, 2007, we had a net deferred tax asset of approximately $3,992,000. In order to utilize this deferred tax asset, we will need to generate approximately $10.3 million of taxable income in future years. Based on future projections of taxable income, we believe that it is more likely than not that the existing net deferred tax asset will be realized.

CREDIT FACILITY AND BORROWINGS

On November 28, 2006, we signed a new, five-year $20 million credit facility (the "New TD Banknorth Credit Facility") with TD Banknorth, N.A. ("TD Banknorth"). The new credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The New TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Our New TD Banknorth Credit Facility provides substantially improved terms compared to our prior credit facility. Borrowings under the new revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The total deferred financing costs relating to expenses incurred to complete the New TD Banknorth Credit Facility was $92,000. The New TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. On November 7, 2007, we amended the New TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007, which resulted in covenant compliance.

As of September 30, 2007, we had no balances outstanding on the revolving credit line. Undrawn commitments under the New TD Banknorth Credit facility were approximately $20,000,000 at September 30, 2007.

STOCK REPURCHASE PROGRAM

In March 2005, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors. During the nine months ended September 30, 2007, we repurchased a total of 185,800 shares of common stock for approximately $1,266,000 at an average price of $6.81 per share. As of September 30, 2007, we have repurchased a total of 987,100 shares of common stock for approximately $7,758,000 at an average price of $7.86 per share since the inception of the Stock Repurchase Program.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

SHAREHOLDERS' EQUITY

Shareholders' equity decreased by $1,148,000 to $23,142,000 at September 30, 2007 from $24,290,000 at December 31, 2006. The decrease was primarily due to the following for the nine months ended September 30, 2007: (1) net losses of $955,000 and (2) treasury stock purchases of 185,800 shares of common stock for approximately $1,266,000. These decreases were offset by proceeds of approximately $149,000 from the issuance of approximately 33,000 shares of common stock from stock option exercises, an increase in additional paid-in capital of approximately $20,000 resulting from tax benefits resulting from the sale of employee stock from stock option exercises, compensation expense related to stock options and restricted stock of $548,000, foreign currency translation adjustments of approximately $38,000, and a cumulative adjustment to retained earnings due to the implementation of FIN 48 in the amount of $318,000.

CONTRACTUAL OBLIGATIONS / OFF-BALANCE SHEET ARRANGEMENTS

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Contractual Obligations" in our 2006 Form 10-K. There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2006. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

RESOURCE SUFFICIENCY

We believe that our cash on hand and cash flows generated from operations and borrowings available under the New TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, including legal expenses associated with our lawsuit with FutureLogic, to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next 12 months.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The implementation of our new Oracle enterprise resource planning and accounting system, completed effective January 8, 2007, required us to modify and add/remove certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 ("the 035 Patent") is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on "Walker Process fraud" and "sham litigation." The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic's motion to add a claim for actual monopolization based on either the "Walter Process fraud" theory or the "sham litigation." theory. The Court also denied FutureLogic's motion to add a claim for attempted monopolization based on the "sham litigation" theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the "Walker Process fraud" theory. We believe that FutureLogic's claim in this matter is without merit and intend to defend vigorously against it.

We are now in the discovery phase of the case.

We intend to vigorously defend TransAct against FutureLogic's claims, which we believe to be without merit. We also intend to pursue vigorously our claim against FutureLogic for infringement of the 903 and 035 Patents. The case is in the early stages of the discovery process. We are currently unable to estimate any potential or probable liability.

ITEM 1A. RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2006. No changes have occurred during the three and nine months ended September 30, 2007.

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

ITEM 2C. STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program"). Under the Stock Repurchase Program, management is authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors. For the nine months ended September 30, 2007, we had repurchased a total of 185,800 shares of common stock for approximately $1,266,000 at an average price of $6.81 per share. As of September 30, 2007, we had repurchased a total of 987,100 shares of common stock for approximately $7,758,000, at an average price of $7.86 per share since the inception of the Stock Repurchase Program.

The following table summarizes repurchases of our common stock in the three months ended September 30, 2007.

                                                                Total Number
                                                                     of          Approximate
                                                                   Shares      Dollar Value of
                                                                Purchased as     Shares that
                                                                   Part of        May Yet Be
                                           Total      Average     Publicly        Purchased
                                         Number of     Price      Announced       under the
                                           Shares    Paid per     Plans or         Plans or
Period                                   Purchased     Share      Programs         Programs
------                                   ---------   --------   ------------   ---------------
July 1, 2007 - July 31, 2007                   --      $  --            --        $2,987,000
August 1, 2007 - August 31, 2007           56,600       6.35        56,600        $2,628,000
September 1, 2007 - September 30, 2007     59,200       6.52        59,200        $2,242,000
                                          -------                  -------
Total                                     115,800      $6.43       115,800
                                          =======                  =======

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

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

Exhibit 10.20   First Amendment to Amended and Restated Revolving Credit and
                Security Agreement between TransAct and TD Banknorth, N.A.
                effective September 30, 2007

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSACT TECHNOLOGIES INCORPORATED
                                    (Registrant)


November 9, 2007                    /s/ Steven A. DeMartino
                                    --------------------------------------------
                                    Steven A. DeMartino
                                    Executive Vice President, Chief
                                    Financial Officer, Treasurer and
                                    Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
-------
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
          2002

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
          2002

10.20     First Amendment to Amended and Restated Revolving Credit and Security
          Agreement between TransAct and TD Banknorth, N.A. effective September
          30, 2007