Form 10-K
period 2007-12-31
TRANSACT TECHNOLOGIES INC
filed 2008-03-14
CIK 1017303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number: 0-21121

TRANSACT TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	06-1456680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT	06518 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code 203-859-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                                     Accelerated filer  ☒                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007 the aggregate market value of the registrant’s issued and outstanding voting stock held by non-affiliates of the registrant was $52,700,000.

As of February 29, 2008, the registrant had outstanding 9,370,365 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2008—Part III (Items 10-14).

TRANSACT TECHNOLOGIES INCORPORATED

PART I

Item 1. Business.

The Company

TransAct Technologies Incorporated (“TransAct” or the “Company”) was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation. We completed an initial public offering on August 22, 1996.

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: (1) banking and point-of-sale (“POS”) and (2) casino, gaming and lottery. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We have one primary operating facility located in Ithaca, NY, our printer sales headquarters and western region service center in Las Vegas, NV, an eastern region service center located in New Britain, CT, a European sales and service center in the United Kingdom, and a sales office located in Macau and two other sales offices located in the United States. Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

Financial Information about Segments

We have determined that we operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

Products and Services

Printers

TransAct designs, develops, assembles and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the banking and POS, and casino, gaming and lottery markets. Our printers are configurable and offer customers the ability to choose from a variety of features and functions. Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color. In addition to our configurable printers, we design and assemble custom printers for certain OEM customers. In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

Banking and POS: Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs. We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request. In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology. Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media.

Casino, gaming and lottery: In the lottery portion of our gaming and lottery market, we supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals, with an approximate 70% market share. These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.

In the casino and gaming portion of our casino, gaming and lottery market, we sell several models of printers used in slot machines and video lottery terminals that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming establishments worldwide. These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print coupons/promotions. In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Video lottery terminals (“VLT”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.

TransAct Services Group

Through our TransAct Services Group, we proactively market the sale of consumable products (including inkjet cartridges, ribbons and receipt paper), replacement parts and maintenance services for all of our products and certain competitor’s products. Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service TransAct XpressSM, and other repair services for our printers. Within the United States, we provide repair services through our eastern region service center in New Britain, CT and our western region service center in Las Vegas, NV. Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information. Technical and sales support personnel receive training on all of our manufactured products and our services.

In addition to personalized telephone and technical support, we also market and sell consumable products 24 hours a day, seven days a week, via our online webstore transactsupplies.com.

Product Warranty

Our printers generally carry up to a two-year limited warranty against defects in material and workmanship. Defective equipment may be returned to any of our service centers, or our assembly facility in Ithaca, NY for newly-released printers only, for repair or replacement during the applicable warranty period.

Production, Manufacturing and Sources and Availability of Raw Materials

We design our products to optimize product performance, quality, reliability and durability. These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship. We finalize assembly for some of our products in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors or contract manufacturers around the world. Our manufacturing engineers work closely with our new product engineers and vendors during the development of new products. As a result, this collaboration increases manufacturing efficiency by specifying materials and designing manufacturing processes in conjunction with new product design.

We procure component parts and subassemblies for use in the assembly of our products. Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices. In addition, we procure fully assembled printers from a foreign contract manufacturer. We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability. However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer. Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our inkjet printers. The loss of the supply of HP inkjet cartridges would have a material adverse effect on the sale of our inkjet printers. Prior to February 2006, we had a supply agreement with HP to purchase inkjet cartridges at fixed prices. This agreement expired on February 1, 2006 and was not renewed, as HP informed us that they no longer maintain supply agreements for these inkjet cartridges; however, we continue to purchase inkjet cartridges from HP. Although we no longer have a supply agreement with HP, our relationship with HP remains strong and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us. The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

Okidata Americas, Inc. (“Okidata”), is the sole supplier for an impact printer component kit consisting of a printhead, control board and carriage (the “Oki Kit”), that is used in all of our Ithaca® brand impact printers. The loss of the supply of Oki Kits would have a material adverse effect on TransAct. However, sales of impact printers continue to decline as sales of these printers are replaced by sales of thermal and inkjet printers. As such, we believe that any possible loss of supply of Oki Kits will have less of an impact on TransAct in 2008 and beyond. Although we do not have a supply agreement with Okidata, our relationship with Okidata remains strong and we have no reason to believe that Okidata will discontinue its supply of Oki Kits to us or that their terms to us will be any less favorable than they have been historically.

Patents and Proprietary Information

We have significantly expanded our patent portfolio over the past six years, and expect to continue to do so in the future. We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future. We hold 22 United States and 12 foreign patents and have 10 United States and 84 foreign patent applications pending pertaining to our products. The duration of these patents range from 11 to 18 years. The expiration of any individual patent would not have a significant negative impact on our business. We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means. It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Certain Customers

We currently have an ongoing OEM purchase agreement, as amended in February 2006 (the “GTECH Thermal Printer Agreement”) with GTECH that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012. Firm purchase orders for printers under the GTECH Thermal Printer

Agreement may be placed as required by GTECH. Prior to this agreement, we had a purchase agreement with GTECH that provided for the sale of impact on-line lottery printers and spare parts through December 31, 2004. Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers. However, we do expect to continue to sell spare parts to GTECH for the remaining installed base of impact on-line lottery printers, although we expect such sales to decline as the installed base of impact on-line lottery printers are replaced with our thermal printer.

Backlog

Our backlog of firm orders was approximately $9,123,000 as of February 29, 2008, compared to $4,300,000 as of February 28, 2007. Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2008.

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

In the banking and POS market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell. We also compete, to a much lesser extent, with Transaction Printer Group, Star Micronics America, Inc., Citizen—CBM America Corporation, Pertech Resources, Inc., Addmaster, and Samsung/Bixolon. Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreement with GTECH, which holds approximately 70% market share of the worldwide on-line lottery market. We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

In the casino and gaming market (consisting principally of slot machine and video lottery terminal transaction printing), we compete with several companies including FutureLogic, Inc., Nanoptix, Inc., Custom Engineering SPA and others. Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

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

Research and Development Activities

We spent approximately $3,129,000, $2,824,000 and $2,726,000 in 2007, 2006 and 2005, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

Environment

We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees

As of February 29, 2008, TransAct and our subsidiaries employed 164 persons, of whom 153 were full-time and 11 were temporary employees. None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas

We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $2,121,000, $2,722,000, and $2,181,000, (primarily for the service of printers used in the British Post Office) in 2007, 2006 and 2005, respectively. We had export sales from our domestic operations of approximately $8,674,000, $11,416,000 and $10,137,000 in 2007, 2006 and 2005, respectively. Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $10,795,000, $14,138,000 and $12,318,000 in 2007, 2006 and 2005, respectively.

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

Executive Officers of the Registrant

The following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2008.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	50	Chairman of the Board, President and Chief Executive Officer
Steven A. DeMartino	38	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf	58	Executive Vice President—Engineering
James B. Stetson	51	Senior Vice President and Business Manager of TransAct Services Group
Tracey S. Chernay	48	Senior Vice President—Sales and Marketing
Andrew Hoffman	50	Senior Vice President—Operations

BART C. SHULDMAN has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996. In February 2001, Mr. Shuldman was elected Chairman of the Board.

STEVEN A. DEMARTINO was named as TransAct’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary on June 1, 2004. Previously, Mr. DeMartino served as Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997. Mr. DeMartino is a certified public accountant.

MICHAEL S. KUMPF was appointed Executive Vice President of Engineering in March 2002. He served as Senior Vice President, Engineering from June 1996 to March 2002.

JAMES B. STETSON was appointed Senior Vice President and Business Manager of TransAct Services Group in January 2005. Previously, Mr. Stetson held the position of Executive Vice President of Sales and Marketing from February 2000 to December 2004, and Vice President of Latin American Sales from October 1997 to February 2000.

TRACEY S. CHERNAY was appointed Senior Vice President, Sales and Marketing in June 2007, with responsibility for the sales and marketing of all TransAct printer products worldwide. Previously Ms. Chernay served as Sr. Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing. Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002. She joined Xerox Corporation in 1983.

ANDREW HOFFMAN was appointed Senior Vice President, Operations for TransAct worldwide in November 2004. He served as Vice President, Operations from September 1994 to November 2004.

Item 1A. Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects. The risks described below and incorporated by reference are not the only ones facing our Company. Additional risks not known to us now or that we currently deem immaterial may also impair our business operations.

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements, except as required by law.

Our success will depend on our ability to sustain and manage growth.

As part of our business strategy, we intend to pursue an aggressive growth strategy. Assuming this growth occurs, it will require the expansion of distribution relationships in international markets, the successful development and marketing of new products, expanded customer service and support, and the continued implementation and improvement of our operational, financial and management information systems.

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

We face significant competition in developing and selling our printers and services. Principal competitors have substantial marketing, financial, development and personnel resources. To remain competitive, we believe we must continue to provide:

•	Technologically advanced printers that satisfy the user demands,

•	Superior customer service,

•	High levels of quality and reliability, and

•	Dependable and efficient distribution networks.

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

In the lottery market, we have been dependent on sales to one large customer; the loss of this customer or reduction in orders from this customer could materially affect our sales.

We expect that sales to one large customer will continue to represent a significant percentage of our net sales for the foreseeable future. A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

We rely on resellers to sell our products and services.

We use a variety of distribution channels, including OEMs and distributors, to market our products. We may be adversely impacted by any conflicts that could arise between and among our various sales channels.

Our dependence upon resellers exposes us to numerous risks, including:

•	loss of channel and the ability to bring new products to market;

•	concentration of credit risk, including disruption in distribution should the resellers’ financial condition deteriorate;

•	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;

•	resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a reseller decide to manufacture printers internally or source printers from a competitor.

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition.

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section:

•	changes in accounting rules

•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of printers;

•	delays between our expenditures to develop and market new or enhanced printers and consumables and the generation of sales from those products;

•	development of new competitive printers by others;

•	the geographic distribution of our sales;

•	our responses to price competition;

•	the outcome of the lawsuit between TransAct and FutureLogic, Inc.

•	market acceptance of our products, both domestically and internationally;

•	availability of third-party components at reasonable prices;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers facilities; and

•	our level of research and development activities.

Due to all of the foregoing factors, and the other risks discussed in this report, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

•	changes in our business, operations or prospects;

•	developments in our relationships with our customers;

•	announcements of new products or services by us or by our competitors;

•	announcement or completion of acquisitions by us or by our competitors;

•	changes in existing or adoption of additional government regulations;

•	unfavorable or reduced analyst coverage; and

•	prevailing domestic and international market and economic conditions.

In addition, the stock market has experienced significant price fluctuations in recent years. Broad market fluctuations, general economic conditions and specific conditions in the industry in which we operate may adversely affect the market price of our common stock.

Limited trading volume of our capital stock may contribute to its price volatility.

Our common stock is traded on the NASDAQ Global Market. During the twelve months ended December 31, 2007, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 40,941 shares. We are uncertain whether a more active trading market in our common stock will develop. In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies. If any analyst were to discontinue coverage of our common stock, our trading volume may be further reduced. As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

We depend on key personnel, the loss of which could materially impact our business.

Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel. There can be no assurance that we will be able to recruit and retain such personnel. The loss of either Bart C. Shuldman, the Company’s Chairman of the Board, President and Chief Executive Officer, or Steven A. DeMartino, Executive Vice President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

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

Third parties may claim that we violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements.

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

We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries.

•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions.

•	Political and economic instability may reduce demand for our products or put our foreign assets at risk.

•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets.

•

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

If market conditions deteriorate or future results of operations are less than expected, a valuation allowance may be required for all or a portion of our deferred tax assets.

We currently have significant deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets on a quarterly basis, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded. If market conditions deteriorate or future results of operations are less than expected, or there is a change to applicable tax rules, future assessments may result in a determination that it is more likely than not that some or all of our net deferred tax assets are not realizable. As a result, we may need to establish a valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to enforce our patents or if it is determined that we infringe patents held by others it could damage our business.

Prosecuting and defending patent lawsuits is very expensive. We are committed to aggressively asserting and defending our technology and related intellectual property, which we have spent a significant amount of money to develop. These factors could cause us to become involved in new patent litigation in the future. The expense of prosecuting or defending these future lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

If we were to lose a patent lawsuit in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose a patent lawsuit in which we are claiming that another party’s products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations. In addition to disputes relating to the validity or alleged infringement of other parties’ rights, we may become involved in disputes relating to our assertion of our own intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

Our corporate headquarters is currently located in Hamden, CT. Our global engineering and assembly center is located in Ithaca, NY. We also maintain a facility in Las Vegas, NV that serves as our printer sales headquarters and western region service center. Our eastern region service center is currently located in New Britain, CT.

Our principal facilities as of December 31, 2007 are listed below:

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and TransAct Services Group sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Research, design and assembly facility	73,900	Leased	June 30, 2012
Las Vegas, Nevada	Service center and printer sales headquarters	13,700	Leased	January 31, 2010
New Britain, Connecticut	Service center	11,500	Leased	April 1, 2012
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2009
Georgia and New York	Two regional sales offices	300	Leased	Various

Total		113,300

We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Item 3. Legal Proceedings.

On April 28, 2005, we announced that we filed a complaint in Connecticut Superior Court against FutureLogic, Inc. (“FutureLogic”) of Glendale, California. The complaint charges FutureLogic with disseminating false and misleading statements, which impugn our business reputation with the intent of damaging our business. We assert claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and seek an award of compensatory and punitive damages, attorneys’ fees and costs. FutureLogic removed this action to the United States District Court for the District of Connecticut and, on June 7, 2005, filed a motion to dismiss the claims for lack of jurisdiction. On December 7, 2005, we amended our complaint in the action pending in the District of Connecticut to add claims that FutureLogic’s conduct violated the Lanham Act’s bar on false and deceptive advertising.

On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against us. The complaint charges us with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and seeks an award of compensatory and punitive damages, attorneys’ fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that U.S. Patent No. 6,924,903 (the “903 Patent”) issued to us by the United States Patent and Trademark Office (“PTO”) on August 2, 2005, for our dual-port printer technology, is invalid, and that FutureLogic is not infringing our patent. We moved to dismiss FutureLogic’s action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in the District of Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court.

On September 1, 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. On June 12, 2007, we filed an answer to FutureLogic’s amended complaint and filed a counterclaim that FutureLogic infringes the 903 Patent. We also filed a motion for a preliminary injunction to stop infringement by

FutureLogic’s dual port printers. Our motion for preliminary injunction was heard on July 30, 2007. Through our preliminary injunction motion and hearing, we showed that FutureLogic has constructed a prototype printer, the GEN2 Universal with the ProMatrix system, which the judge ruled has a likelihood of infringing the 903 Patent covering dual port technology. The court denied our motion on August 6, 2007, but the court ruled that “Should TransAct discover that FutureLogic has sold or offered to sell any GEN2 Universal printers with the ProMatrix system that infringe the 903 Patent during the course of this action, it may renew this motion on an expedited ex parte basis and—assuming it shows the requisite likelihood of success on the merits—the court will afford it the relief it seeks.”

On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 (“the 035 Patent”) is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on “Walker Process fraud” and “sham litigation.” The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic’s motion to add a claim for actual monopolization based on either the “Walker Process fraud” theory or the “sham litigation.” theory. The Court also denied FutureLogic’s motion to add a claim for attempted monopolization based on the “sham litigation” theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the “Walker Process fraud” theory. We believe that FutureLogic’s claim in this matter is without merit and intend to defend vigorously against it.

On February 20, 2008, we filed an application to renew our preliminary injunction motion. The Court heard our motion on March 3, 2008. The Court denied our renewed motion. We intend to vigorously defend TransAct against FutureLogic’s claims, which we believe to be without merit. We also intend to pursue vigorously our claim against FutureLogic for infringement of the 903 and 035 Patents. The case is in the discovery process. We are currently unable to estimate any potential or probable liability.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol TACT. As of February 29, 2008, there were 584 holders of record of the common stock. The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	High	Low	High	Low
First Quarter	$10.10	$6.75	$9.90	$7.80
Second Quarter	7.80	5.95	14.87	8.95
Third Quarter	6.80	5.70	11.23	8.49
Fourth Quarter	6.56	4.70	9.38	7.47

No dividends on common stock have been declared and we do not anticipate declaring dividends in the foreseeable future. Our credit agreement with TD Banknorth, N.A. restricts the payment of cash dividends on our common stock for the term of the agreement.

Issuer Purchases of Equity Securities

On March 25, 2005, the Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

The following table summarizes repurchases of our common stock in the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2007—October 31, 2007	—	$—	—	$2,242,000
November 1, 2007—November 30, 2007	46,900	$5.06	46,900	$7,005,000
December 1, 2007—December 31, 2007	—	$—	—	$7,005,000

Total	46,900	$5.06	46,900

CORPORATE PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2002 through December 31, 2007, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2002 in each of the Company’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,

THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),

AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TransAct Technologies Incorporated Common Stock	$100.00	$513.71	$675.95	$250.00	$262.66	$151.58
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$149.52	$162.72	$166.18	$182.59	$198.01
Nasdaq Computer Manufacturer Stocks Index	$100.00	$139.10	$181.88	$186.11	$190.60	$276.83

Item 6. Selected Consolidated Financial Data (in thousands, except per share amounts)

The following is summarized from our audited financial statements of the past five years:

	Year Ended December 31,
	2007	2006	2005	2004	2003¹
Consolidated Statement of Operations Data:
Net sales	$48,766	$64,328	$51,091	$59,847	$52,098
Gross profit	15,996	22,365	15,590	22,042	15,543
Operating expenses	19,751	16,277	15,366	13,591	12,855
Operating income (loss)	(3,755)	6,088	224	8,451	2,688
Net income (loss)	(2,274)	3,916	377	5,458	1,528
Net income (loss) available to common shareholders	(2,274)	3,916	377	5,236	1,087
Net income (loss) per share:
Basic	(0.24)	0.41	0.04	0.55	0.13
Diluted	(0.24)	0.40	0.04	0.51	0.12

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$30,604	$33,706	$29,332	$34,099	$26,361
Working capital	11,234	16,643	15,375	20,511	11,787
Long-term debt, excluding current portion	—	—	—	—	330
Redeemable convertible preferred stock	—	—	—	—	3,902
Shareholders’ equity	21,608	24,290	21,257	23,715	10,347

1	Net income per share amount has been restated to reflect a three-for-two stock split effected in the form of a stock dividend in April 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Forward Looking Statements

Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words. All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of this Annual Report. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them.

Overview

2007 was a difficult year for TransAct as compared to 2006. During 2007, we were affected by decreased sales levels across the majority of our sales units and increased expenses, primarily due to legal expenses associated with our patent infringement counterclaim.

We continue to focus on sales growth in our three core markets, banking and POS, casino, gaming and lottery, and in our TransAct Services Group, to drive increased profitability. During 2007, our total net sales decreased by 24% to approximately $48,766,000. See the table below for a breakdown of our sales by market.

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Change
					$	%
Banking and POS	$11,046	22.6%	$16,858	26.2%	$(5,812)	(34.5)%
Casino, gaming and lottery	25,338	52.0%	34,677	53.9%	(9,339)	(26.9)%
TransAct Services Group	12,382	25.4%	12,793	19.9%	(411)	(3.2)%

Total net sales	$48,766	100.0%	$64,328	100.0%	$(15,562)	(24.2)%

We experienced a decrease of approximately 35% in sales of Banking and POS printers in 2007. We experienced decreases in sales of our Bankjet® line of inkjet bank teller printers due to the non-recurrence of sales that were made in 2006 to two large banking customers. In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements a new point-of-sale software system. We continued to experience lower sales of our legacy line of POS impact printers, as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the Banking and POS market over the last several years continue to be impacted by a market shift in technology from impact printing to thermal and inkjet printing. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices. Although our unit sales volume has increased over the last several years, the revenue generated from those sales have not increased to the same extent due to lower average selling prices based on the lower cost of the technology utilized, of thermal and inkjet printers as compared to impact printers. In fact, since 1996, unit sales of all of our printers, including Banking and POS printers, have increased by approximately 60%, while average selling prices of these printers have declined by approximately 40%. We expect sales of our legacy impact printers to continue to decline during 2008, although at a slower rate than in 2007, as these printers continue to be replaced by our newer thermal and inkjet printers.

Our focus in the casino, gaming and lottery market is two-fold. On the lottery side, we continue to hold a leading position based on our long-term purchase agreement with Lottomatica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals, with approximately a 70% market share. GTECH has been our customer since 1995, and we continue to maintain a good relationship with them. In fact, our contract with GTECH continues through 2012. Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide. During 2007, we experienced lower than historical sales levels from GTECH, with total printer sales decreasing by approximately $5,622,000, or 51%, compared to 2006. However, our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs. Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

On the casino and gaming side, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, primarily in the United States, Europe and Australia, as well as in the emerging Asian market, including Macau. During 2007, our domestic casino printer sales decreased by 14% from 2006, due to continued softness in the domestic casino market. In the international casino and gaming market, sales decreased by 21% to $6.6 million, largely due to the Australian markets slowdown in its conversion to ticket-in, ticket-out slot machines.

Our TransAct Services Group (“TSG”), which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a substantial growth opportunity and recurring revenue stream for TransAct. Even with declining sales of replacement parts for legacy impact printers as the installed base of these printers in the market declines, TSG domestic revenue continued to increase in 2007 by 5% from 2006. During 2007, our domestic sales benefited from higher inkjet cartridge sales including four months of incremental sales resulting from the signing of an agreement with a leading national office supply chain to supply inkjet cartridges in 2006 as well as increased sales from our maintenance services, including extended warranty contracts and our innovative 24-hour guaranteed replacement product service called TransAct XpressSM. Internationally, TSG sales declined due to the decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom.

Operationally, our gross margin and operating margin showed the results of a lower volume of sales and the resulting lower gross profit as well as higher operating expenses during 2007. During 2007, our gross margin declined to 32.8% compared to 34.8% in 2006, and our operating margin also declined to (7.7%) compared to 9.5% in 2006.

Overall, we reported a net loss of $2.3 million and loss per share (diluted) of $0.24 per share for 2007. We also utilized cash during 2007 to fund $2.2 million of capital expenditures, repurchased $1.5 million of our common stock (approximately 2.5% of our common stock outstanding), and we finished the year with $2.6 million of cash and no debt on our balance sheet as of December 31, 2007.

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

Revenue Recognition—Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, “Revenue Recognition.” Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 (“FTB 90-1”), “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Pursuant to FTB 90-1, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period. We record deferred revenue for advance payments received from customers for maintenance contracts.

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

We offer some of our customer’s price protection as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. Our customers typically carry limited amounts of inventory, and we infrequently lower prices on current products. As a result, the amounts paid under these plans have not been material. However, we cannot guarantee that this minimal level will continue.

We charge our customers for shipping and handling services. The amounts billed to customers are recorded as revenue when the product ships. Any costs incurred related to these services are included in cost of sales.

Accounts Receivable—We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness. We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues. Our allowance for doubtful accounts as of December 31, 2007 was $62,000, or 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable. While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience. As of December 31, 2007, we had accounts receivable balances due from three customers of approximately 13%, 12% and 10%, respectively, of the total balance due, and no other customer accounts receivable balance exceeded 10%. As of December 31, 2006, we had accounts receivable balances due from three customers of 14%, 14% and 10% of the total balance due, and no other customer accounts receivable balance exceeded 10%.

Inventory—Our inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. We review market value based on historical usage and estimates of future demand. Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions. Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value. Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income. As of December 31, 2007, our net inventory included a reserve of $2,850,000, or 24.7% of gross inventory, to write inventory down to lower of cost or market.

Goodwill—We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. We completed our last assessment as of December 31, 2007. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Goodwill amounted to $1,469,000 at December 31, 2007 and we have determined that no goodwill impairment has occurred.

Income Taxes—In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). Among other things, FIN 48 prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. FIN 48 requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits. When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information. The new accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements. Additionally, FIN 48 requires significant new and expanded footnote disclosures in all annual periods.

We adopted FIN 48 with an effective date of January 1, 2007. Retrospective application of FIN 48 was prohibited. As a result of the implementation, we recognized a decrease to reserves for uncertain tax positions. This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings on the Condensed Consolidated Balance Sheet.

As of December 31, 2007, we recorded a net deferred tax asset of approximately $4,548,000 and a tax reserve of $125,000, primarily on portions of certain tax credits. We will need to recognize approximately $13.0 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2007. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of December 31, 2007, no valuation allowance is considered necessary. Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded, resulting in a charge to income in the period such determination is made.

Restructuring—In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the “Consolidation”). As of December 31, 2001, we successfully transferred substantially all our Wallingford operations to Ithaca, NY, with the exception of our corporate headquarters and a service center that remains in Connecticut. The closing of the Wallingford manufacturing facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. Through December 31, 2007, we have recognized approximately $5.5 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs. Management has made reasonable estimates of such costs and expenses. During November 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our Wallingford, CT facility. As a result, we changed our estimate of the restructuring accrual and reversed approximately $479,000 of restructuring expenses in 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of September 30, 2007, all non-cancelable lease payments related to our Wallingford, CT facility have been made and we do not expect to incur any additional restructuring expenses related to the Consolidation.

Warranty—We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs. If actual future product repair rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability and related warranty expense would be made.

Contingencies—We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to FAS 5. On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate. If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a change to income would be recorded.

Share-Based Compensation—We calculate share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payment (as amended)” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of an option grant, and the stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate. The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment. To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2007 compared to year ended December 31, 2006

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2007 and 2006 were as follows:

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Change
					$	%
Banking and point of sale	$11,046	22.6%	$16,858	26.2%	$(5,812)	(34.5)%
Casino, gaming and lottery	25,338	52.0%	34,677	53.9%	(9,339)	(26.9)%
TransAct Services Group	12,382	25.4%	12,793	19.9%	(411)	(3.2)%

	$48,766	100.0%	$64,328	100.0%	$(15,562)	(24.2)%

International*	$10,795	22.1%	$14,138	22.0%	$(3,343)	(23.6)%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for 2007 decreased $15,562,000, or 24%, from 2006 due to sales decreases in each of our three markets: banking and point of sale (“POS”) (a decrease of approximately $5,812,000, or 35%), casino, gaming and lottery (a decrease of approximately $9,339,000, or 27%), and TSG (a decrease of approximately $411,000, or 3%). Overall, international sales decreased by $3,343,000, or 24%, due largely to lower international shipments of our banking and POS and casino, gaming and lottery printers, and to a lesser extent, decreased TSG sales internationally.

Banking and point of sale: Revenue from the banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations. Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Sales of our banking and POS printers worldwide decreased approximately $5,812,000, or 35%, from 2006.

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Change
					$	%
Domestic	$9,775	88.5%	$15,410	91.4%	$(5,635)	(36.6)%
International	1,271	11.5%	1,448	8.6%	(177)	(12.2)%

	$11,046	100.0%	$16,858	100.0%	$(5,812)	(34.5)%

Domestic banking and POS printer sales decreased to $9,775,000, representing a $5,635,000, or 37%, decrease from 2006, due largely to the non-recurrence of significant sales (approximately $2.6 million) of our Bankjet® line of inkjet bank teller printers to two large banking customers that were made in 2006. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements a new point-of-sale software system. We also experienced a decline in sales of our legacy line of POS impact printers as these printers are being replaced by our newer thermal and inkjet printers. We expect sales of our legacy impact printers to continue to decline during 2008, although at a slower rate than in 2007, as these printers continue to be replaced by our newer thermal and inkjet printers. Our sales into the banking and POS market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices.

International banking and POS printer shipments decreased by approximately $177,000, or 12%, to $1,271,000, due primarily to lower sales to our international POS distributors in Latin America and Europe.

Casino, gaming and lottery: Revenue from the casino, gaming and lottery market includes sales of printers used in slot machines, video lottery terminals (“VLTs”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks (“racinos”) and other gaming venues worldwide. Revenue from this market also includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications. Sales of our casino, gaming and lottery printers decreased by $9,339,000, or 27%, from 2006, primarily due to lower sales of lottery printers to GTECH, both domestically and internationally, and lower casino and other gaming printer sales, both domestically and internationally.

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Change
					$	%
Domestic	$18,095	71.4%	$25,198	72.7%	$(7,103)	(28.2)%
International	7,243	28.6%	9,479	27.3%	(2,236)	(23.6)%

	$25,338	100.0%	$34,677	100.0%	$(9,339)	(26.9)%

Domestic sales of our casino, gaming and lottery printers decreased by $7,103,000, or 28%, due primarily to a decrease in domestic sales of lottery printers to GTECH and, to a lesser extent, a decrease in sales of our thermal casino printers due to continued softness in the domestic casino market during 2007 as compared to 2006.

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased by approximately $5,622,000, or 51%, in 2007 compared to 2006, with domestic sales declining approximately $5,053,000 and international sales declining approximately $569,000. Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue. We currently have approximately $8.6 million of lottery printers on order for shipment in 2008.

International casino, gaming and lottery printer sales decreased $2,236,000, or 24%, to $7,243,000 in 2007 compared to 2006. Such sales represented 29% and 27% of total sales into our casino, gaming and lottery market during 2007 and 2006, respectively. This decrease was primarily due to lower international gaming printer sales, primarily in Australia due to a slower than anticipated conversion to ticket-in, ticket-out slot machines in that region, partially offset by higher sales in Europe and Asia as well as lower international lottery printer sales to GTECH.

TransAct Services Group: Revenue from the TransAct Services Group (“TSG”) includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales from TSG decreased by approximately $411,000, or 3%.

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Change
					$	%
Domestic	$10,101	81.6%	$9,582	74.9%	$519	5.4%
International	2,281	18.4%	3,211	25.1%	(930)	(29.0)%

	$12,382	100.0%	$12,793	100.0%	$(411)	(3.2)%

Domestic TSG revenue increased by approximately $519,000, or 5%, to $10,101,000, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™. These increases were largely offset by a decline in the sale of refurbished printers and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales decreased by approximately $930,000, or 29%, to $2,281,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom, as well as a decline in sales of consumable products and replacement parts. The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year’s contract. The contract ended in November 2007 and was not renewed, as the customer has begun to replace our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Year ended	$15,996	$22,365	28.4%	32.8%	34.8%

Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit and gross margin decreased due primarily to a lower volume of sales and a less favorable sales mix in 2007 compared to 2006, somewhat offset by lower component part and labor costs resulting from our initiatives to increasingly move production to Asia. In addition, gross profit for 2007 was negatively impacted by an incremental inventory reserve charge of approximately $528,000, or 1.1% of net sales, specifically related to certain obsolete electronic components and certain discontinued printer products.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Year ended	$3,129	$2,824	10.8%	6.4%	4.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services and supplies). Such expenses increased as we incurred increased outside design, prototype and development expenses associated largely with new product development for the banking market, as well as increased professional consulting related expenses. These increases were somewhat offset by lower expenses related to engineering staffing and other employee compensation expenses. Engineering and product development expenses increased as a percentage of net sales due primarily to lower sales volume in proportion to a higher level of expenses in the 2007 compared to 2006.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Year ended	$6,708	$6,892	(2.7)%	13.8%	10.7%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses decreased as we incurred lower employee sales commission expenses based on lower sales volume, lower demonstration printer expenses, and the non-recurrence of expenses incurred in 2006 related to the redesign of our website. These decreases were partly offset by increased trade show, advertising and other promotional marketing expenses compared with 2006. Selling and marketing expenses increased as a percentage of net sales due primarily to lower sales volume in proportion to a lower level of expenses in 2007 compared to 2006.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Year ended	$6,995	$6,925	1.0%	14.3%	10.8%

General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company. General and administrative expenses increased due primarily to (1) higher legal expense related to the expansion of our international patent portfolio, (2) higher depreciation and amortization expense associated with the completion of the implementation of new Oracle software at the beginning of 2007 and the purchase of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT, and (3) increased rent and facility-related expenses associated with our new corporate headquarters. These increases were somewhat offset by a decrease in incentive compensation expenses and acquisition-related expenses, as we incurred approximately $220,000 of legal and consulting services related to a potential acquisition in the second quarter of 2006 that was not consummated. These expenses did not recur during 2007. General and administrative expenses for 2007 also included a charge of approximately $187,000 for severance resulting from the termination of certain employees as part of cost reduction actions. We expect to realize cost savings of approximately $600,000, mostly as a reduction in selling and marketing expenses, in 2008 as a result of these actions. General and administrative expenses increased as a percentage of net sales due primarily to lower sales volume in proportion to a higher level of expenses in 2007 compared to 2006.

Legal Fees associated with lawsuit. During 2007, we incurred approximately $2,907,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $115,000 in 2006. The substantial increase was due primarily to our patent infringement counterclaim against FutureLogic, Inc. We expect to incur $1,000,000 to $1,500,000 of legal fees per quarter related to the FutureLogic lawsuit through the expedited trial date of August 2008. See “Item 3—Legal Proceedings” in Part I of this annual report for more information.

Business Consolidation and Restructuring. During the fourth quarter of 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our existing corporate headquarters and eastern region service center facility located in Wallingford, CT (the “Release Agreement”). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the old lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed $479,000 of previously accrued expenses related to the Consolidation in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 in expense to finalize the termination of the lease agreement for our prior corporate headquarters and eastern region service center facility located in Wallingford, CT. We do not expect to incur any additional restructuring expenses related to the Consolidation.

Operating Income (Loss). Operating income (loss) information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2007	Percent of Total Sales - 2006
	2007	2006
Year ended	$(3,755)	$6,088	(161.7)%	(7.7)%	9.5%

During 2007, the substantial decrease in our operating income and operating margin was due largely to lower sales and the resulting lower gross profit and higher operating expenses (largely legal expenses of approximately $2.9 million related to the FutureLogic lawsuit) in 2007 compared to that of 2006.

Interest. We recorded net interest income of $76,000 in 2007 compared to net interest income of $104,000 in 2006. The decrease in our net interest income was largely due to a lower average cash balance being lower in 2007 as compared to 2006. See “Liquidity and Capital Resources” below for more information.

Other Income (Expense). We recorded other income of $21,000 in 2007 due primarily to gains recorded from the sale of certain assets from our prior corporate headquarters and Eastern Regional Service Center in Wallingford, CT, partially offset by transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound. We recorded other expense of $159,000 in 2006 due primarily to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound during that period.

Income Taxes. We recorded an income tax benefit of $1,384,000, at an effective rate of 37.8% during 2007 compared to an income tax provision of $2,117,000, at an effective rate of 35.1% in 2006. The effective tax rate for 2007 increased compared to 2006, due largely to an increase in the recognition of certain deferred tax credits. We expect our annual effective tax rate for 2008 to be approximately 36%.

Net Income (Loss). We reported a net loss in 2007 of $2,274,000, or ($0.24) per diluted share compared to net income of $3,916,000, or $0.40 per diluted share in 2006.

Results of Operations: Year ended December 31, 2006 compared to year ended December 31, 2005

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2006 and 2005 were as follows:

(In thousands)	Year ended December 31, 2006		Year ended December 31, 2005		Change
					$	%
Banking and point of sale	$16,858	26.2%	$16,410	32.1%	$448	2.7%
Casino, gaming and lottery	34,677	53.9%	23,634	46.3%	11,043	46.7%
TransAct Services Group	12,793	19.9%	11,047	21.6%	1,746	15.8%

	$64,328	100.0%	$51,091	100.0%	$13,237	25.9%

International	$14,138	22.0%	$12,318	24.1%	$1,820	14.8%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn ship those printers to international destinations.

Net sales for 2006 increased $13,237,000, or 26%, from 2005 due to significantly higher printer shipments into our casino, gaming and lottery market, as well as increased sales from our TransAct Services Group and a slight increase in printer shipments into our POS and banking market. Overall, international sales increased by $1,820,000, or 15%, due largely to higher international shipments of our casino and gaming printers, primarily to Australia, somewhat offset by lower POS printer shipments through our international distributors.

Banking and point of sale: Sales of our banking and POS printers worldwide increased approximately $448,000, or 3%, from 2005.

(In thousands)	Year ended December 31, 2006		Year ended December 31, 2005		Change
					$	%
Domestic	$15,410	91.4%	$14,188	86.5%	$1,222	8.6%
International	1,448	8.6%	2,222	13.5%	(774)	(34.8)%

	$16,858	100.0%	$16,410	100.0%	$448	2.7%

Domestic banking and POS printer sales increased to $15,410,000, representing a $1,222,000, or 9%, increase from 2005, due primarily to higher sales of (1) our line of thermal printers including our new thermal printer launched in 2005 exclusively for POS distributors and (2) our Bankjet® line of inkjet printers to existing banking customers. Although we are currently pursuing additional banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. These increases were offset by lower sales of our legacy line of POS impact printers, as expected, as these printers are being replaced by our newer thermal and inkjet printers. Our sales into the POS and banking market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology. This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices. And, although our unit sales volume has increased over the last several years, the revenue generated from those sales have not increased to the same extent due to lower average selling prices of thermal and inkjet printers as compared to impact printers.

International POS and banking printer sales decreased by approximately $774,000, or 35%, due primarily to lower sales of our legacy impact printers to our international POS distributors in Europe and Latin America, somewhat offset by higher sales of our iTHERM® 280 thermal printer to our distributors in Latin America.

Casino, gaming and lottery: Sales of our casino, gaming and lottery printers increased by $11,043,000, or 47%, from 2005, primarily due to an increase in sales of our casino and other gaming printers, both domestically and internationally, as well as higher sales of lottery printers to GTECH.

(In thousands)	Year ended December 31, 2006		Year ended December 31, 2005		Change
					$	%
Domestic	$25,198	72.7%	$16,271	68.8%	$8,927	54.9%
International	9,479	27.3%	7,363	31.2%	2,116	28.7%

	$34,677	100.0%	$23,634	100.0%	$11,043	46.7%

Domestic sales of our casino, gaming and lottery printers increased by $8,927,000, or 55%, from 2005 due largely to a significant increase in both sales of lottery printers to GTECH and thermal casino printers. Lottery printer sales to GTECH (excluding any international sales), which include thermal on-line lottery and other lottery printers, increased by approximately $4,512,000, or 77%, in 2006 compared to 2005. Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly between quarters and years. Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

Domestic casino and gaming printer sales increased by approximately $4,415,000 driven primarily by increased market share as we benefited from our sales relationship with JCM American Corporation.

International casino, gaming and lottery printer sales increased by approximately $2,116,000, or 29%, to $9,479,000 in 2006 compared to 2005. Such sales represented 27% and 31% of total sales into our casino, gaming and lottery market during 2006 and 2005, respectively. This increase was led primarily by continued growth in international casino and gaming printer sales, primarily in Australia and Asia, as these international markets continued to expand ticket and receipt printing in slot machines and other gaming machines. In addition, we experienced higher casino and gaming printer sales in Canada, and slightly lower international lottery printer sales to GTECH.

TransAct Services Group: Sales by TSG increased by approximately $1,746,000, or 16%.

(In thousands)	Year ended December 31, 2006		Year ended December 31, 2005		Change
					$	%
Domestic	$9,582	74.9%	$8,314	75.3%	$1,268	15.3%
International	3,211	25.1%	2,733	24.7%	478	17.5%

	$12,793	100.0%	$11,047	100.0%	$1,746	15.8%

Domestic TSG revenue increased by approximately $1,268,000 or 15%, to $9,582,000 due to revenue generated from service contracts, as well as increased sales of refurbished printers and consumable products. These increases were somewhat offset by a decline in the sale of replacement parts for certain legacy impact printers, as the installed base of these legacy printers in the market declined. International TSG sales increased by approximately $478,000, or 18%, to $3,211,000, due largely to an increase in maintenance and repair services revenue from a service contract from a single customer in the United Kingdom, as well as increased sales of consumable products.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	2006	2005
Year ended	$22,365	$15,590	43.5%	34.8%	30.5%

Gross profit and gross margin increased due primarily to a higher volume of sales and a more favorable sales mix in 2006 compared to 2005, as well as lower product costs resulting from increased sourcing of components for our printers in Asia. In addition, gross profit for 2005 was negatively impacted by a charge of $600,000, or 1.2% of net sales, related to the write-down of inventory and accrual for estimated settlement/cancellation payments for non-cancelable purchase orders for certain excess inventory components related primarily to our Model 850 casino ticket printer. The charge was largely the result of the faster than expected acceptance of our new Epic 950® casino ticket printer, which replaced our Model 850 casino ticket printer.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	2006	2005
Year ended	$2,824	$2,726	3.6%	4.4%	5.3%

Engineering, design and product development expenses increased as we incurred higher expenses related to increased engineering staffing and other employee compensation expenses and product development expenses related to our new line of off-premise gaming receipt printers, which were largely offset by a decrease in costs associated with International Game Technology’s (“IGT”) integration and attainment of jurisdictional approvals for our Epic 950® thermal casino printer on all of IGT’s slot platforms worldwide (the “IGT Integration”). We incurred approximately $150,000 of IGT Integration costs in 2005 that did not recur in 2006. Engineering and product development expenses decreased as a percentage of net sales primarily due to higher sales volume in 2006 compared to 2005.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	2006	2005
Year ended	$6,892	$6,319	9.1%	10.7%	12.4%

Selling and marketing expenses increased as we incurred the full year effect in 2006 of expenses related to the addition of new corporate marketing staff, and new sales staff for our three strategic sales units, including those for our service centers in Las Vegas, NV and Wallingford, CT, made throughout 2005. We also incurred increased expenses related to demonstration printers and the redesign of our website that we re-launched in August 2006. These increases were somewhat offset by decreased travel, trade show, advertising, consulting and other promotional marketing expenses compared with 2005. Selling and marketing expenses decreased as a percentage of net sales due primarily to higher sales volume in proportion to a higher level of expenses in 2006 compared to 2005.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	2006	2005
Year ended	$6,925	$6,321	9.6%	10.8%	12.4%

General and administrative expenses increased due primarily to (1) the full year effect in 2006 of compensation related expenses associated with the relocation of our accounting department from Ithaca, NY to Wallingford, CT during 2005, (2) expenses associated with the Company’s Oracle implementation including data conversion expenses, temporary help, travel and compensation related expenses, (3) approximately $220,000 of legal and consulting services related to a potential acquisition that was not consummated, (4) higher incentive compensation expenses based on the Company’s improved performance in 2006 and (5) increased telecommunications expenses associated with the implementation of our new company-wide phone system. These increases were partially offset by lower travel expenses and a decrease in recruiting costs incurred during 2005 related to the relocation of our accounting department and the increased staffing of the TSG sales unit that did not recur in 2006. General and administrative expenses decreased as a percentage of net sales due primarily to increased sales in proportion to higher expenses in 2006 as compared to 2005.

Business Consolidation and Restructuring. During the fourth quarter of 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our existing corporate headquarters and eastern region service center facility located in Wallingford, CT (the “Release Agreement”). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the old lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed $479,000 of previously accrued expenses related to the Consolidation in the fourth quarter of 2006.

Operating Income. Operating income (loss) information is summarized below (in thousands, except percentages):

	December 31,		Percent Change	Percent of Total Sales - 2006	Percent of Total Sales - 2005
	2006	2005
Year ended	$6,088	$224	2,617.9%	9.5%	0.4%

During 2006, the substantial increase in our operating income and operating margin was due largely to the operating leverage we experienced in 2006 resulting from higher sales and gross profit, somewhat offset by higher operating expenses, compared to that of 2005.

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

Income Taxes. We recorded an income tax provision of $2,117,000, at an effective rate of 35.1% during 2006 compared to an income tax benefit of $48,000, at an effective rate of 14.6% in 2005. During 2005, we recorded an income tax benefit, as compared to an income tax provision in 2006, as we recognized certain discrete tax benefits and tax credits and reversed certain valuation allowances during 2005, combined with an unusually low level of income before taxes.

Net Income. We reported net income in 2006 of $3,916,000, or $0.40 per diluted share compared to net income of $377,000, or $0.04 per diluted share in 2005.

Liquidity and Capital Resources

During 2007, our cash flows reflected the investment in the build-out of our new, leased corporate headquarters in Hamden, CT, the continued repurchase of our common stock, and the results of lower sales volume compared to 2006. However, even with the repurchase of approximately $1,503,000 of our common stock and capital expenditures of approximately $2,166,000 during 2007, our cash balance only decreased by $875,000 from December 31, 2006. We ended 2007 with approximately $2.6 million in cash and cash equivalents and no debt outstanding.

Operating activities: The following significant factors primarily affected our cash provided by operations of $2,604,000 in 2007 as compared to $3,300,000 in 2006.

During 2007:

•	We reported a net loss of $2,274,000.

•	We recorded depreciation, amortization and non-cash compensation expense of $2,559,000.

•	Deferred taxes increased by $1,839,000 due to our net operating loss during 2007.

•	Accounts receivable decreased by $5,294,000 due to lower sales during 2007 and improved collection efforts.

•

Inventory increased by $2,053,000 due to an increase in consignment inventory programs with certain of our customers, higher stocking levels resulting from our initiatives to move increased production to Asia, and expected increased sales demand in the first quarter of 2008.

•	Accounts payable increased by $691,000 due to higher inventory purchases and the timing of payments during the year.

•

Accrued liabilities decreased by $575,000 due to the following: (1) lower compensation related accruals and (2) a lower income tax accrual based on the decreased level of income before taxes. These decreases were somewhat offset by increases in accrued legal fees, primarily related to our lawsuit with FutureLogic, Inc. and deferred rent related to the lease of our new corporate headquarters in Hamden, CT.

•

As of December 31, 2007 and December 31, 2006, our restructuring accrual amounted to $0 and $315,000, respectively. The decrease of $315,000 is related largely to final payments made on our Wallingford lease obligation.

During 2006:

•	We reported net income of $3,916,000.

•	We recorded depreciation, amortization and non-cash compensation expense of $2,149,000.

•	Accounts receivable increased by $3,063,000 due primarily to a higher volume of sales in the fourth quarter of 2006 compared to the fourth quarter of 2005.

•

Inventories increased by $1,797,000 and accounts payable increased by $1,138,000 due to higher inventory purchases and inventory levels related to higher sales volume in the fourth quarter of 2006 compared to the fourth quarter of 2005.

•

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

•

Accrued restructuring expenses decreased by $878,000 due to $399,000 of payments made on our Wallingford, CT lease obligation and the reversal of $479,000 of expense related to the execution of an agreement effective May 1, 2007 to terminate the lease agreement for our existing corporate headquarters located in Wallingford, CT.

Investing activities: Our capital expenditures were approximately $2,166,000 and $2,891,000 in 2007 and 2006, respectively. Expenditures in 2007 included approximately $1,248,000 for the purchase of leasehold improvements and office furniture for our new corporate headquarters in Hamden, CT, approximately $135,000 for the purchase of leasehold improvements and office furniture for our new Eastern Region service center in

New Britain, CT, approximately $338,000 for the purchase of new computer hardware and software including outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling.

Financing activities: We used approximately $1,360,000 for financing activities during 2007, largely due to the repurchase of Company stock of approximately $1,503,000. The repurchases were offset by proceeds from stock option exercises of approximately $149,000 during 2007. During 2006, we used approximately $1,684,000 from financing activities, largely due to the repurchase of Company stock of approximately $2,625,000, partly offset by proceeds and tax benefits from stock option exercises of approximately $1,029,000. We also used approximately $88,000 of cash related to deferred financing costs for the new revolving credit facility we entered into with TD Banknorth during November 2006.

Working Capital

Our working capital decreased to $11,234,000 at December 31, 2007 from $16,643,000 at December 31, 2006. Our current ratio also decreased to 2.4 to 1 at December 31, 2007, compared to 3.0 to 1 at December 31, 2006. The decrease in our working capital and current ratio was largely due to lower accounts receivable balances resulting from decreased sales and improved collection efforts and higher accounts payable resulting from higher inventory purchases and the timing of payments, somewhat offset by higher inventory levels and lower accrued liabilities.

Deferred Taxes

As of December 31, 2007, we had a net deferred tax asset of approximately $4,548,000. In order to utilize this deferred tax asset, we will need to generate approximately $13.0 million of taxable income in future years. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of December 31, 2007, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

Credit Facility and Borrowings

On November 28, 2006, we signed a, five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Our TD Banknorth Credit Facility provides substantially improved terms compared to our prior credit facility. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The total deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility was $94,000. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. On November 7, 2007, we amended the TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007.

As of December 31, 2007, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit facility were approximately $20,000,000 at December 31, 2007.

Stock Repurchase Program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During 2007, we repurchased a total of 232,700 shares of common stock for approximately $1,503,000 at an average price of $6.46 per share. As of December 31, 2007, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

Shareholders’ Equity

Shareholders’ equity decreased by $2,682,000 to $21,608,000 at December 31, 2007 from $24,290,000 at December 31, 2006. The decrease was primarily due to a net loss of $2,274,000, treasury stock purchases of 232,700 shares of common stock for approximately $1,503,000, and a decrease in additional paid-in capital of approximately $97,000 resulting from a tax charge resulting from employee stock transactions. These decreases were offset by proceeds of approximately $149,000 from the issuance of approximately 33,000 shares of common stock from stock option exercises, compensation expense related to stock options and restricted stock of $715,000, and a cumulative adjustment to retained earnings due to the implementation of FIN 48 in the amount of $318,000.

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

In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the “Release Agreement”). Prior to the execution of the Release Agreement, we accrued the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation to make lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of September 30, 2007, all remaining non-cancelable lease payments related to our Wallingford, CT facility were made. We paid approximately $327,000, $399,000 and $447,000 of expenses related to the Consolidation in 2007, 2006 and 2005, respectively.

Contractual Obligations

TransAct’s contractual obligations as of December 31, 2007 were as follows:

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,922	$948	$1,715	$1,262	$997
Purchase obligations	19,997	19,893	104	—	—

Total	$24,919	$20,841	$1,819	$1,262	$997

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of component part inventory.

Recently Issued Accounting Pronouncements

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has not yet determined the impact, if any, of adopting the provisions of FAS 157 on the Company’s financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for TransAct for the fiscal year ending December 31, 2008. We have not yet determined the effect this Statement will have on our operations or financial position.

Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects including the following: (i) acquisition costs will generally be expensed as incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption of FAS 141(R) is not permitted.

Resource Sufficiency

We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs to finance our capital expenditures, to fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next twelve months.

Impact of Inflation

We believe that our business has not been affected to a significant degree by inflationary trends because of the low rate of inflation during the past three years, nor do we believe that we will be significantly affected by inflation during 2008.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedule of the Company are annexed to this report as pages F-2 through F-25. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct’s internal control over financial reporting as of December 31, 2007. This section should be read in conjunction with the CEO and CFO certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we review data errors, control problems or acts of fraud, if any, and seek to confirm that appropriate corrective actions, including process improvements, are being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Changes in Internal Control over Financial Reporting

The implementation of our new Oracle enterprise resource planning and accounting system, completed effective January 8, 2007, required us to modify, add and remove certain internal controls and processes and procedures. Otherwise, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007, based on the COSO criteria identified above, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Item 11. Executive Compensation

The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Executive Compensation and Certain Transactions” and “Compensation Discussion and Analysis.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Information regarding our equity compensation plans as of December 31, 2007 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Plan	424,070	$3.21	—
1996 Non-Employee Director Plan	165,000	11.13	—
2005 Equity Incentive Plan	241,250	7.92	349,750

Total	830,320	$6.15	349,750

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	41,059	$5.06	—

	871,379	$6.10	349,750

The TransAct Technologies Incorporated 2001 Employee Stock Plan (the “2001 Employee Plan”) was adopted by our Board of Directors, without approval of our security holders, effective February 26, 2001. Under the 2001 Employee Plan, we may issue non-qualified stock options, shares of restricted stock, restricted units to acquire shares of common stock, stock appreciation rights and limited stock appreciation rights to key employees of TransAct or any of our subsidiaries and to non-employees who provide services to TransAct or any of our subsidiaries. The 2001 Employee Plan is administered by our Compensation Committee, which has the authority to determine the vesting period and other similar restrictions and terms of awards, provided that the exercise price of options granted under the plan may not be less than the fair market value of the underlying shares on the date of grant.

In May 2005, our shareholders approved the adoption of the 2005 Equity Incentive Plan. No new awards will be available for future issuance under any existing TransAct equity plan other than the 2005 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services.

The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Independent Registered Public Accounting Firm’s Services and Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ BART C. SHULDMAN
Name:	Bart C. Shuldman
Title:	Chairman of the Board, President and Chief Executive Officer

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BART C. SHULDMAN Bart C. Shuldman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ STEVEN A. DEMARTINO Steven A. DeMartino	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 14, 2008

/s/ CHARLES A. DILL Charles A. Dill	Director	March 14, 2008

/s/ THOMAS R. SCHWARZ Thomas R. Schwarz	Director	March 14, 2008

/s/ GRAHAM Y. TANAKA Graham Y. Tanaka	Director	March 14, 2008

TRANSACT TECHNOLOGIES INCORPORATED

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

March 14, 2008

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$2,561	$3,436
Receivables, net	6,128	11,422
Inventories, net	8,665	7,567
Refundable income taxes	51	42
Deferred tax assets	1,529	2,167
Other current assets	362	506

Total current assets	19,296	25,140

Fixed assets, net	6,338	5,938
Goodwill	1,469	1,469
Deferred tax assets	3,019	542
Intangible and other assets, net of accumulated amortization of $221 and $136, respectively	482	617

	11,308	8,566

Total assets	$30,604	$33,706

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,688	$3,997
Accrued liabilities	2,852	3,796
Accrued restructuring expenses	—	315
Deferred revenue	522	389

Total current liabilities	8,062	8,497

Deferred revenue, net of current portion	211	508
Accrued warranty, net of current portion	91	160
Deferred rent	507	251
Other liabilities	125	—

	934	919

Total liabilities	8,996	9,416

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	—	—
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2007 and 2006; 10,399,866 and 10,376,417 shares issued; 9,365,866 and 9,575,117 shares outstanding, at December 31, 2007 and 2006, respectively	104	104
Additional paid-in capital	19,872	19,105
Retained earnings	9,449	11,405
Accumulated other comprehensive income, net of tax	178	168
Treasury stock, 1,034,000 and 801,300 shares, at cost	(7,995)	(6,492)

Total shareholders’ equity	21,608	24,290

Total liabilities and shareholders’ equity	$30,604	$33,706

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$48,766	$64,328	$51,091
Cost of sales	32,770	41,963	35,501

Gross profit	15,996	22,365	15,590

Operating expenses:
Engineering, design and product development	3,129	2,824	2,726
Selling and marketing	6,708	6,892	6,319
General and administrative	6,995	6,925	6,321
Legal fees associated with lawsuit (See Note 11)	2,907	115	—
Business consolidation and restructuring	12	(479)	—

	19,751	16,277	15,366

Operating income (loss)	(3,755)	6,088	224

Interest and other income (expense):
Interest expense	(69)	(44)	(41)
Interest income	145	148	114
Other, net	21	(159)	32

	97	(55)	105

Income (loss) before income taxes	(3,658)	6,033	329
Income tax provision (benefit)	(1,384)	2,117	(48)

Net income (loss)	$(2,274)	$3,916	$377

Net income (loss) per common share:
Basic	$(0.24)	$0.41	$0.04
Diluted	$(0.24)	$0.40	$0.04

Shares used in per-share calculation:
Basic	9,364	9,577	9,849
Diluted	9,364	9,870	10,163

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unamortized Restricted Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2004	10,038,106	$100	$17,401	$7,112	$(1,067)	$—	$169	$23,715
Cancellation of restricted stock	(250)	—	(3)	—	3	—	—	—
Issuance of shares from exercise of stock options	71,064	1	323	—	—	—	—	324
Issuance of shares from employee stock purchase plan	2,690	—	23	—	—	—	—	23
Acceleration of outstanding stock options	—	—	26	—	—	—	—	26
Issuance of restricted stock	125,400	1	1,230	—	(1,231)	—	—	—
Share-based compensation expense	—	—	—	—	458	—	—	458
Tax benefit related to employee stock sales and vesting of restricted stock	—	—	337	—	—	—	—	337
Purchase of treasury stock	(505,000)	—	—	—	—	(3,867)	—	(3,867)
Expenses related to preferred stock conversion	—	—	(3)	—	—	—	—	(3)
Comprehensive income:
Foreign currency translation adj.	—	—	—	—	—	—	(133)	(133)	(133)
Net income	—	—	—	377	—	—	—	377	377

Balance, December 31, 2005	9,732,010	102	19,334	7,489	(1,837)	(3,867)	36	21,257	$244

Impact of adoption of new accounting pronouncements	—	—	(1,837)	—	1,837	—	—	—
Cancellation of restricted stock	(11,750)	—	—	—	—	—	—	—
Issuance of shares from exercise of stock options	136,157	2	685	—	—	—	—	687
Issuance of restricted stock	15,000	—	—	—	—	—	—	—
Tax benefit related to employee stock sales and vesting of restricted stock	—	—	342	—	—	—	—	342
Purchase of treasury stock	(296,300)	—	—	—	—	(2,625)	—	(2,625)
Share-based compensation expense	—	—	581	—	—	—	—	581
Comprehensive income:
Foreign currency translation adj., net of tax	—	—	—	—	—	—	132	132	132
Net income	—	—	—	3,916	—	—	—	3,916	3,916

Balance, December 31, 2006	9,575,117	104	19,105	11,405	—	(6,492)	168	24,290	$4,048

Adoption of FASB Interpretation No. 48	—	—	—	318	—	—	—	318

Opening balance at January 1, 2007, as adjusted	9,575,117	104	19,105	11,723	—	(6,492)	168	24,608
Cancellation of restricted stock	(9,750)	—	—	—	—	—	—	—
Issuance of shares from exercise of stock options	33,199	—	149	—	—	—	—	149
Tax charge related to vesting of restricted stock	—	—	(97)	—	—	—	—	(97)
Purchase of treasury stock	(232,700)	—	—	—	—	(1,503)	—	(1,503)
Share-based compensation expense	—	—	715	—	—	—	—	715
Comprehensive income (loss):
Foreign currency translation adj., net of tax	—	—	—	—	—	—	10	10	10
Net loss	—	—	—	(2,274)	—	—	—	(2,274)	(2,274)

Balance, December 31, 2007	9,365,866	$104	$19,872	$9,449	$—	$(7,995)	$178	$21,608	$(2,264)

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,274)	$3,916	$377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	715	581	484
Incremental tax benefits from stock options exercised	—	(342)	—
Depreciation and amortization	1,844	1,568	1,493
Deferred income taxes	(1,839)	583	(648)
Provision for excess and obsolete inventory	955	266	995
(Gain) loss on sale of fixed assets	(14)	—	4
Reversal of accrued restructuring expense	—	(479)	—
Changes in operating assets and liabilities:
Receivables	5,294	(3,063)	551
Inventories	(2,053)	(1,797)	1,043
Refundable income taxes	(9)	253	215
Other current assets	144	(276)	328
Other assets	40	(72)	3
Accounts payable	691	1,138	(945)
Accrued liabilities and other liabilities	(575)	1,423	(580)
Accrued restructuring expenses	(315)	(399)	(447)

Net cash provided by operating activities	2,604	3,300	2,873

Cash flows from investing activities:
Purchases of fixed assets	(2,166)	(2,891)	(2,756)
Proceeds from sale of assets	37	—	—
Purchase of intangible assets	—	—	(510)

Net cash used in investing activities	(2,129)	(2,891)	(3,266)

Cash flows from financing activities:
Payment of deferred financing costs	(6)	(88)	—
Proceeds from stock option exercises	149	687	347
Purchases of common stock for treasury	(1,503)	(2,625)	(3,867)
Incremental tax benefits from stock options exercised	—	342	—
Payment of preferred stock conversion and registration expense	—	—	(3)

Net cash used in financing activities	(1,360)	(1,684)	(3,523)

Effect of exchange rate changes on cash	10	132	(133)

Decrease in cash and cash equivalents	(875)	(1,143)	(4,049)
Cash and cash equivalents, beginning of period	3,436	4,579	8,628

Cash and cash equivalents, end of period	$2,561	$3,436	$4,579

Supplemental cash flow information:
Interest paid	$51	$43	$41
Income taxes paid	742	1,201	431

Non-cash financing activities:
Tax benefit related to employee stock sales and restricted stock	—	342	337
Issuance of restricted stock	—	207	1,231

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include casino, gaming, lottery, banking, kiosk and point-of-sale. Our printers are designed based on market specific requirements and are sold under the Ithaca® and Epic product brands. We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2. Summary of significant accounting policies

Principles of consolidation: The accompanying consolidated financial statements were prepared on a consolidated basis to include the accounts of TransAct and its wholly-owned subsidiaries. All intercompany accounts, transactions and unrealized profit were eliminated in consolidation.

Reclassifications: Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

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

Segment reporting: We apply the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). We view our operations and manage our business as one segment: the design, development, manufacture and sale of transaction-based printers. Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. We operate predominantly in one geographical area, the United States of America. See Note 17 for information regarding our international operations. We provide the following disclosures of revenues from products and services:

(In thousands)	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005
Banking and POS printers	$11,046	22.6%	$16,858	26.2%	$16,410	32.1%
Casino, gaming and lottery printers	25,338	52.0%	34,677	53.9%	23,634	46.3%
Services, spare parts and consumables	12,382	25.4%	12,793	19.9%	11,047	21.6%

Total net sales	$48,766	100.0%	$64,328	100.0%	$51,091	100.0%

Cash and cash equivalents: We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Accounts receivable and allowance for doubtful accounts: We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current creditworthiness.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables. Allowances for doubtful accounts on accounts receivable balances were $62,000 and $204,000, as of December 31, 2007 and 2006, respectively.

Inventories: Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. We review market value based on historical usage and estimates of future demand. Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value. Our net inventory included a reserve of $2,850,000 and $1,900,000, as of December 31, 2007 and 2006, respectively.

Fixed assets: Fixed assets are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives. The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset. Costs related to repairs and maintenance are expensed as incurred. The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized. Depreciation expense was $1,743,000, $1,466,000 and $1,419,000 in 2007, 2006 and 2005, respectively.

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

Goodwill: We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) on January 1, 2002. We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have performed an impairment test as of December 31, 2007 and determined that no impairment has occurred.

Revenue recognition: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts. We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts) which are not included in the original printer sale and are ordered by the customer as needed. We recognize revenue pursuant to the guidance within SAB 104, “Revenue Recognition.” Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectibility is reasonably assured. We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to FASB Technical Bulletin 90-1 (“FTB 90-1”), “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Pursuant to FTB 90-1, revenue related to separately priced product maintenance

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts is deferred and recognized over the term of the maintenance period. We record deferred revenue for advance payments received from customers for maintenance contracts.

Our customers have the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for the estimated future returns based on historical experience. Returns have historically been within expectations and the provisions established.

We offer some of our customer’s price protection as an incentive to carry inventory of our product. These price protection plans provide that if we lower prices, we will credit them for the price decrease on inventory they hold. Our customers typically carry limited amounts of inventory, and we infrequently lower prices on current products. As a result, the amounts paid under these plans have not been material.

Concentration of credit risk: Financial instruments that potentially expose TransAct to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2007	2006
Customer A	12%	14%
Customer B	13%	10%
Customer C	*	14%
Customer D	10%	*

*-	customer balances were less than 10% of total accounts receivable

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2007	2006	2005
Customer A	14%	20%	17%
Customer B	*	*	14%
Customer C	10%	*	*

*-	customer balances were less than 10% of total net sales

The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year’s contract. The service contract ended in November 2007 and was not renewed, as the customer has begun to replace our printers with a different technology that we were unable to provide.

Warranty: We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2007	2006	2005
Balance, beginning of year	$603	$644	$597
Additions related to warranties issued	356	595	613
Warranty costs incurred	(459)	(636)	(566)

Balance, end of year	$500	$603	$644

Approximately $91,000 and $160,000 of the accrued product warranty liability were classified as long-term at December 31, 2007 and 2006, respectively.

Research and development expenses: Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred. We recorded approximately $3,129,000, $2,824,000 and $2,726,000 of research and development expense in 2007, 2006 and 2005, respectively.

Advertising: Advertising costs are expensed as incurred. Advertising expenses, which are included in selling and marketing expense on the accompanying consolidated statements of operations, for 2007, 2006 and 2005 totaled $136,000, $182,000 and $371,000, respectively.

Restructuring: In 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility. We applied the consensus set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” in recognizing restructuring expenses. For all future exit costs, we will apply the guidance set forth in Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). See Note 8 for additional disclosures related to our restructuring and exit costs.

Income taxes: The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 “Accounting for Income Taxes” (“FAS 109”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

On January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions. Upon adoption of FIN 48, we recognized a $318,000 decrease to reserves for uncertain tax positions that was accounted for as a cumulative adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet.

Foreign currency translation: The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been translated at the weighted average exchange rate for the year, and shareholders’ equity has been translated at historical exchange rates. The resulting translation gains or losses, net of tax, are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income. Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in other income (expense).

Fair value of financial instruments: The carrying amount for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of receivables, accounts payable and accrued liabilities is a reasonable estimate of fair value because of the short-term nature of these accounts.

Comprehensive income: Statement of Accounting Standard No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet. We include the foreign currency translation adjustment, net of tax, related to our subsidiary in the United Kingdom within our calculation of comprehensive income.

Share-based Payments: In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. We adopted the accounting provisions of FAS 123R beginning in the first quarter of 2006. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”).

Under FAS 123R, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application (“MPA”), which provides for certain changes to the method for valuing share-based compensation. Under the MPA, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to modifications or cancellations of awards that are outstanding on the effective date.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

We use the Black-Scholes option-pricing model to calculate the fair value of share based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

On November 2, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted to directors, officers and employees of the Company under our applicable stock incentive plans. As a result of the acceleration, options to acquire approximately 109,500 shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to the outstanding stock option grants remain in effect. The option plans under which accelerated vesting of stock option grants were issued are our 1996 Stock Plan, 1996 Directors’ Stock Plan and the 2001 Employee Stock Plan.

The Compensation Committee’s decision to accelerate the vesting of affected stock options was primarily based upon our required adoption of FAS 123R effective January 1, 2006. Due to the acceleration of vesting of unvested options prior to the adoption of FAS123R, we are only recording compensation expense related to stock options granted in 2006 and beyond. We recorded approximately $26,000 of compensation expense in the fourth quarter of 2005 related to the acceleration of vesting.

Net income and loss per share: We report net income or loss per share in accordance with Financial Standard No. 128, “Earnings per Share (EPS)” (“FAS 128”). Under FAS 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes restricted stock and in-the-money stock options using the treasury stock method. During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS. See Note 15 for EPS calculation.

3. Recently issued accounting pronouncements

Fair Value Measurements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has not yet determined the impact, if any, of adopting the provisions of FAS 157 on the Company’s financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for TransAct for the fiscal year ending December 31, 2008. We have not yet determined the effect this Statement will have on our operations or financial position.

Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which replaces FAS No. 141, “Business Combinations.” FAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R)

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changed the method of applying the acquisition method in a number of significant aspects including the following: (i) acquisition costs will generally be expensed as incurred; (ii) non-controlling interests will be valued at fair value at the acquisition date; (iii) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; (iv) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (v) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption of FAS 141(R) is not permitted.

4. Inventories

The components of inventories, net of allowances, are:

	December 31,
(In thousands)	2007	2006
Raw materials and purchased component parts	$8,019	$7,337
Work-in-process	57	—
Finished goods	589	230

	$8,665	$7,567

5. Fixed assets

The components of fixed assets are:

	December 31,
(In thousands)	2007	2006
Tooling, machinery and equipment	$12,697	$12,407
Furniture and office equipment	1,730	1,560
Computer software and equipment	4,940	4,985
Leasehold improvements	1,867	1,051

	21,234	20,003
Less: accumulated depreciation and amortization	(14,896)	(14,065)

	$6,338	$5,938

6. Intangible assets

On June 30, 2005, we acquired certain intangible assets related to casino ticket printer designs and technology from Bally Gaming, Inc. (“Bally”) for $475,000, plus the costs of effecting the acquisition (approximately $35,000). Prior to the acquisition, pursuant to the terms of a license agreement, we were required to pay Bally a royalty on sales of certain gaming printers utilizing the licensed technology. As a result of the acquisition, effective July 1, 2005, we were no longer required to pay any future royalties to Bally.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated, based on management’s estimates, to intangible assets based on their relative fair value at the date of acquisition. The fair value of the intangibles, comprised of purchased technology and a covenant not to compete, was determined using the future discounted cash flows method. The intangible assets are being amortized on a straight-line basis over six and seven years, respectively, for the estimated life of the assets.

The following summarizes the allocation of the purchase price for the acquisition of certain intangible assets from Bally (in thousands):

Purchased technology	$364
Covenant not to compete	146

Consideration paid	$510

As of December 31, 2007 and 2006, the net intangible asset balance associated with the technology purchased from Bally was $307,000 and $388,000, respectively. Amortization expense associated with the technology purchased from Bally was $81,000, $81,000 and $41,000 for 2007, 2006 and 2005, respectively. Amortization expense for each of the next five years ending December 31 is expected to be as follows: $81,000 in each of 2008 through 2010; $54,000 in 2011; and $10,000 in 2012.

7. Accrued liabilities

The components of accrued liabilities (current portion) are:

	December 31,
(In thousands)	2007	2006
Payroll and fringe benefits	$1,004	$1,671
Income taxes	—	710
Warranty	409	443
Professional and consulting	782	364
Other	657	608

	$2,852	$3,796

8. Accrued business consolidation and restructuring expenses

In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility. As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the “Consolidation”). As of December 31, 2001, we successfully transferred substantially all our Wallingford operations to Ithaca, NY, with the exception of our corporate headquarters and a service center that remain in Connecticut. The closing of the Wallingford manufacturing facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

During 2001 through 2004, we recorded expenses of approximately $5,957,000 related to costs associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, accelerated depreciation and other costs.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the “Release Agreement”). Prior to the execution of the Release Agreement, we accrued the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation to make lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of December 31, 2007, all non-cancelable lease payments related to our Wallingford, CT facility had been made.

The following table summarizes the activity recorded in the restructuring accrual:

	Year ended December 31,
(In thousands)	2007	2006	2005
Accrual balance, beginning of year	$315	$1,193	$1,640

Business consolidation and restructuring expenses:
Facility closure and consolidation expenses	12	—	—
Reversal of lease obligation related to unused space	—	(479)	—

	12	(479)	—

Cash payments	(327)	(399)	(447)

Accrual balance, end of year	$—	$315	$1,193

9. Retirement savings plan

On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the “401(k) Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code. All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire. We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) Plan. Our matching contributions were $247,000, $249,000 and $225,000 in 2007, 2006 and 2005, respectively.

10. Borrowings

On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. The TD Banknorth Credit facility replaces a previous $11.5 million credit facility also with TD Banknorth. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one-percent and are secured by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. Deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility were $94,000 at December 31, 2007. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts the payment of dividends on our common stock and the creation of other liens. On November 7, 2007, we amended the TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007.

As of December 31, 2007, we had no outstanding borrowings on the revolving credit line. Undrawn commitments under the TD Banknorth Credit Facility were $20,000,000 at December 31, 2007.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and contingencies

In April 2005, we announced a complaint against FutureLogic, Inc. (“FutureLogic”) in Connecticut, which charged FutureLogic with disseminating false and misleading statements. We asserted claims of defamation and certain other charges. In May 2005, FutureLogic filed a complaint against us in California, asserting false advertising, defamation, trade libel and certain other charges. We moved to dismiss FutureLogic’s action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court. In September 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought.

On June 12, 2007, we answered FutureLogic’s complaint and filed a counterclaim that FutureLogic infringes U.S. Patent No. 6,924,903 (the “903 Patent”). We also filed a motion for a preliminary injunction to stop infringement by FutureLogic’s dual port printers. Our motion for preliminary injunction was heard on July 30, 2007. Through our preliminary injunction motion and hearing, we showed that FutureLogic has constructed a prototype printer, the GEN2 Universal with the ProMatrix system, which the judge ruled has a likelihood of infringing the 903 Patent covering dual port technology. The court denied our motion on August 6, 2007, but the court ruled that “Should TransAct discover that FutureLogic has sold or offered to sell any GEN2 Universal printers with the ProMatrix system that infringe the 903 Patent during the course of this action, it may renew this motion on an expedited ex parte basis and— assuming it shows the requisite likelihood of success on the merits—the court will afford it the relief it seeks.”

On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 (“the 035 Patent”) is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on “Walker Process fraud” and “sham litigation.” The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic’s motion to add a claim for actual monopolization based on either the “Walter Process fraud” theory or the “sham litigation.” theory. The Court also denied FutureLogic’s motion to add a claim for attempted monopolization based on the “sham litigation” theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the “Walker Process fraud” theory. We believe that FutureLogic’s claim in this matter is without merit and intend to defend vigorously against it.

On February 20, 2008, we filed an application to renew our preliminary injunction motion. The Court heard our motion on March 3, 2008. The Court denied our renewed motion. We intend to vigorously defend TransAct against FutureLogic’s claims, which we believe to be without merit. We also intend to pursue vigorously our claim against FutureLogic for infringement of the 903 and 035 Patents.

We are now in the discovery phase of the case.

We are currently unable to estimate any potential liability or range of loss associated with this litigation. Accordingly, no amounts have been accrued in the financial statements related to this matter.

At December 31, 2007, we were lessee on operating leases for equipment and real property. Rent expense was approximately $1,152,000, $1,330,000 and $1,294,000 in 2007, 2006 and 2005, respectively. Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms in excess of one year as of December 31, 2007 are as follows: $948,000 in 2008; $938,000 in 2009; $777,000 in 2010; $804,000 in 2011; $459,000 in 2012; and $997,000 thereafter.

12. Stock incentive plans

Employee Stock Purchase Plan: In May 2000, our shareholders approved the Employee Stock Purchase Plan (the “ESPP”), under which 75,000 shares of our common stock were available for issuance to employees beginning June 1, 2000. The ESPP was terminated on May 31, 2005. We issued 2,690 shares of common stock under the ESPP during 2005. At December 31, 2005, no shares remained available for issuance due to the termination of the ESPP.

Stock incentive plans. We currently have four primary stock incentive plans: the 1996 Stock Plan, which provides for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provides for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provides for the grant of awards to key employees of the Company and other non-employees who may provide services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants. The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights. However, the 2001 Employee Stock Plan does not provide for incentive stock option awards. Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant. Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events. As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan. At December 31, 2007, approximately 349,750 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2007 and 2006 was $5.81 and $5.91, respectively. No fair value or assumptions have been disclosed for the year ended December 31, 2005 as no stock option grants were made during this period. The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2007 and 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31, 2007	Year ended December 31, 2006
Expected option term	6.0 years	5.2 years
Expected volatility	71.2%	78.4%
Risk-free interest rate	4.5%	4.5%
Dividend yield	0%	0%

Expected Option Term—This is the weighted average period of time over which the options granted are expected to remain outstanding giving consideration to our historical exercise patterns. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Expected Volatility—The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period approximately equal to the expected option term of the grant. An increase in the expected volatility factor will increase compensation expense.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risk-Free Interest Rate—This is the U.S. Treasury rate in effect at the time of grant having a term approximately equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield—We have not made any dividend payments on our common stock, and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

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

For purposes of pro forma disclosures under FAS 123 for the year ended December 31, 2005, the estimated fair value of the share-based awards was assumed to be amortized to expense over the stock option’s vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and net income per common share were as follows:

(In thousands, except per share data)	Year ended December 31, 2005
Net income available to common shareholders:
Net income available to common shareholders, as reported	$377
Add: Stock-based compensation expense included in reported net income, net of tax	315
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,294)

Pro forma net (loss) income available to common shareholders	$(602)

Net income (loss) per common share:
Basic:
As reported	$0.04
Pro forma	$(0.06)
Diluted:
As reported	$0.04
Pro forma	$(0.06)

The fair values used to reflect the pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the year ended December 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model.

We recognize compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted restricted stock awards that were outstanding as of January 1, 2006, in our consolidated statement of operations. During 2006, we recognized compensation expense of $111,000 for stock options and $470,000 for restricted stock, which was recorded in our consolidated statement of operations in accordance with FAS123R. The income tax benefits from share-based payments recorded in our consolidated statement of operations totaled $204,000 for 2006.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, we recognized compensation expense of $225,000 for stock options and $490,000 for restricted stock, which was recorded in our consolidated statement of operations in accordance with FAS123R. The income tax benefits from share-based payments recorded in our consolidated statement of operations totaled $270,000 for 2007.

The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Year Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	707,344	$6.67
Granted	144,500	8.82
Exercised	(33,199)	4.49
Canceled	(53,949)	9.69

Outstanding at end of period	764,696	$6.95	5.3	$447,000

Options exercisable at end of period	565,696	$6.32	4.1	$447,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Exercisable at December 31, 2007	Weighted- Average Exercise Price
	(In years)
$2.00 – $5.00	386,696	$3.64	4.0	386,696	$3.64
5.01 – 7.50	147,500	6.50	4.7	115,500	6.53
7.51 – 10.00	187,500	9.18	8.6	20,500	8.86
10.01 – 25.00	8,250	16.08	1.9	8,250	16.08
25.01 – 35.00	34,750	31.66	6.4	34,750	31.66

	764,696	6.95	5.3	565,696	6.32

At December 31, 2007 and 2006, outstanding stock options that are vested or expected to vest were 712,800 and 658,603 at a weighted average exercise price of $6.95 and $6.67, respectively. In addition, at December 31, 2007 and 2006, outstanding stock options that are vested or expected to vest had an intrinsic value of $419,000 and $2,042,000 with a weighted average remaining contractual life of 3.6 and 4.0 years, respectively. As of December 31, 2007, unrecognized compensation cost related to stock options totaled $912,000, which is expected to be recognized over a weighted average period of 3.8 years.

In addition, at December 31, 2007 and 2006, exercisable stock options that are vested or expected to vest were 523,028 and 556,417 and had an intrinsic value of $419,000 and $2,022,000 at a weighted average exercise price of $6.32 and $6.29, respectively. Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock. As a result of the exercise of non-qualified stock options, we have net operating loss carry forwards of approximately $20,000 attributable to excess tax benefits from stock compensation deductions, which can be used to offset future taxable income, if any. If and when realized, the related tax benefits of these net operating losses carry forwards will be credited directly to paid-in capital.

The total intrinsic value of stock options exercised was $61,000 and $825,000 for 2007 and 2006, respectively. Approximately 21,000 stock options vested during 2007. No stock options vested during 2006.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Year Ended December 31, 2007	Weighted Average Grant Date Fair Values
Nonvested shares at December 31, 2006	154,116	$12.22
Granted	—	—
Vested	(37,683)	13.01
Canceled	(9,750)	10.49

Nonvested shares at December 31, 2007	106,683	$12.10

As of December 31, 2007, unrecognized compensation cost related to restricted stock totaled $835,000, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of restricted stock that vested during 2007 and 2006 was $180,000 and $338,000, respectively.

13. Stockholder rights plan

In December 1997, our Board of Directors adopted a Stockholder Rights Plan declaring a distribution of one right (the “Rights”) for each outstanding share of our common stock to shareholders of record at December 15, 1997. Initially, each of the Rights entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person or group of affiliated persons acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company’s Common Stock. If a person, or group of persons, acquires 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right. The Rights were redeemable, under certain circumstances, for $0.0001 per Right and expired on December 2, 2007.

On February 16, 1999, we amended the Stockholder Rights Plan to remove the provision in the plan that stipulated that the plan may be modified or redeemed only by those members of the Board of Directors who are defined as continuing directors.

14. Income taxes

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of 2007. As a result of the implementation, we recognized a decrease to reserves for uncertain tax positions. This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007 we had approximately $79,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, we had approximately $125,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits. A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year is as follows:

Unrecognized tax benefits as of January 1, 2007	$79
Tax positions taken during prior periods	33
Tax positions taken during the current period	21
Settlements	—
Lapse of statute of limitations	(8)

Unrecognized tax benefits as of December 31, 2007	$125

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 - 2006 remain open to examination with our 2005 and 2006 federal tax returns currently under examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements. No state or foreign tax jurisdiction income tax returns are currently under examination.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $2,000 of accrued interest and penalties related to uncertain tax positions.

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Current:
Federal	$(32)	$952	$7
State	35	41	68
Foreign	452	541	525

	455	1,534	600

Deferred:
Federal	(1,693)	552	(634)
State	(144)	31	(14)
Foreign	(2)	—	—

	(1,839)	583	(648)

Income tax provision (benefit)	$(1,384)	$2,117	$(48)

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, we have $3,535,000 of state net operating loss carryforwards that begin to expire in 2010, and $4,099,000 of federal net operating loss carryforwards that begin to expire in 2027. We also have approximately $502,000 in federal research and development tax credit carryforwards that begin to expire in 2016, $127,000 in state tax credit carryforwards that begin to expire in 2011, and foreign tax credit carryforwards of approximately $280,000 that begin to expire in 2011. We had foreign income before taxes of $1,486,000, $1,813,000 and $1,833,000 in 2007, 2006 and 2005, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2007	2006
Gross deferred tax assets:
Net operating losses	$1,549	$47
Accrued restructuring expenses	—	116
Capitalized research and development	494	574
Inventory reserves	1,034	702
Deferred revenue	186	100
Warranty reserve	181	223
Foreign tax and other credits	866	615
Other liabilities and reserves	558	516

	4,868	2,893
Valuation allowance	—	(64)

Net deferred tax assets	4,868	2,829

Gross deferred tax liabilities:
Depreciation	236	12
Other	84	108

Net deferred tax liabilities	320	120

Net deferred tax assets	$4,548	$2,709

During 2007 and 2006, we recorded a valuation allowance of $0 and $64,000 on a portion of our foreign tax credits, research and development credits and certain state net operating loss carryforwards. In order to utilize our deferred tax assets, we will need to generate approximately $13.0 million of taxable income in future years. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. We have determined that it is more likely than not that the remaining net deferred tax assets will be realized, and therefore no valuation allowance is considered necessary, as of December 31, 2007. However, if our future projections of taxable income are less than expected, we may need to establish an additional valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2007	2006	2005
Federal statutory tax rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal income taxes	(2.0)	1.1	(9.1)
Tax benefit from tax credits, net of valuation allowance	(4.0)	(0.7)	(17.5)
Foreign rate differential	0.2	—	9.4
Valuation allowance and tax accruals	—	0.4	(41.7)
Permanent items	0.9	0.6	13.0
Other	1.1	(0.3)	(2.7)

Effective tax rate	(37.8)%	35.1%	(14.6)%

15. Earnings per share

For 2007, 2006 and 2005, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(2,274)	$3,916	$377

Shares:
Basic: Weighted average common shares outstanding	9,364	9,577	9,849
Add: Dilutive effect of outstanding options as determined by the treasury stock method	—	293	314

Diluted: Weighted average common and common equivalent shares outstanding	9,364	9,870	10,163

Net income (loss) per common share:
Basic	$(0.24)	$0.41	$0.04
Diluted	(0.24)	0.40	0.04

For the year ended December 31, 2007, there were 871,379 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and nonvested restricted stock, that were excluded from the earnings per share calculation, because such shares would be anti-dilutive due to our net loss in the period.

For the years ended December 31, 2006 and 2005, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, were 101,750 and 52,250 shares, respectively.

16. Stock repurchase program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. As of December 31, 2007, we repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000 under this program, at an average price of $7.73 per share. We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

17. International operations

We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary in the United Kingdom, which had sales to its customers of approximately $2,121,000, $2,722,000 and $2,181,000 in 2007, 2006 and 2005, respectively. Tangible assets at foreign locations are not material. We had sales from the United States to our customers outside of the United States of approximately $8,674,000, $11,416,000 and $10,137,000 in 2007, 2006 and 2005, respectively. International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn may ship those printers to international destinations.

18. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2007 and 2006 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2007:
Net sales	$11,468	$13,947	$11,737	$11,614
Gross profit	3,753	4,940	3,885	3,418
Net income (loss)	(223)	284	(1,016)	(1,319)
Net income (loss) per share:
Basic	(0.02)	0.03	(0.11)	(0.14)
Diluted	(0.02)	0.03	(0.11)	(0.14)

2006:
Net sales	$16,434	$16,905	$15,276	$15,713
Gross profit	5,687	5,746	5,438	5,494
Net income	1,057	857	1,019	983
Net income per share:
Basic	0.11	0.09	0.11	0.10
Diluted	0.11	0.09	0.10	0.10

TRANSACT TECHNOLOGIES INCORPORATED

Schedule II

Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Provision	Write-offs, net of recoveries	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2007	$204	$—	$(142)	$62
Year ended December 31, 2006	$240	$—	$(36)	$204
Year ended December 31, 2005	$175	$68	$(3)	$240

Valuation account for inventories:
Year ended December 31, 2007	$1,900	$955	$(5)	$2,850
Year ended December 31, 2006	$2,165	$266	$(531)	$1,900
Year ended December 31, 2005	$2,010	$995	$(840)	$2,165

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)

3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)

3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)

3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)

3.2	Amended and Restated By-laws of the Company.	(6)

4.1	Specimen Common Stock Certificate.	(2)

4.2	Amended and Restated Rights Agreement between TransAct and American Stock Transfer & Trust Company dated February 16, 1998.	(5)

10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)

10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)

10.3(x)	2001 Employee Stock Plan.	(10)

10.4(x)	2005 Equity Incentive Plan.	(15)

10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)

10.6(x)	Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4, 1996.	(3)

10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(14)

10.8(x)	Severance Agreement by and between TransAct and James B. Stetson, dated January 24, 2001.	(9)

10.9(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(1)

10.10	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)

10.11	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)

10.12	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(12)

10.13	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(14)

10.14	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(17)

10.15	OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(7)

10.16	OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(11)

10.17	Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(16)

10.18	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(17)

10.19	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(18)

10.20	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(13)

23.1	Consent of PricewaterhouseCoopers LLP.	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	These exhibits, which were previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, are incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.
(8)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(11)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(13)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(14)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(16)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, are incorporated by reference.
(17)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.9(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.