Form 10-Q
period 2008-03-31
TRANSACT TECHNOLOGIES INC
filed 2008-05-12
CIK 1017303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Zip Code)

(203) 859-6800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common stock, $.01 par value	9,377,865

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	March 31, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$1,885	$2,561
Receivables, net	7,001	6,128
Inventories, net	8,855	8,665
Refundable income taxes	51	51
Deferred tax assets	1,529	1,529
Other current assets	400	362

Total current assets	19,721	19,296

Fixed assets, net	6,238	6,338
Goodwill	1,469	1,469
Deferred tax assets	3,400	3,019
Intangible and other assets, net of accumulated amortization of $243 and $221, respectively	448	482

	11,555	11,308

Total assets	$31,276	$30,604

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,511	$4,688
Accrued liabilities	3,170	2,852
Deferred revenue	496	522

Total current liabilities	9,177	8,062

Deferred revenue, net of current portion	236	211
Accrued warranty, net of current portion	116	91
Deferred rent	499	507
Other liabilities	125	125

	976	934

Total liabilities	10,153	8,996

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at March 31, 2008 and December 31, 2007; 10,404,365 and 10,399,866 shares issued, respectively; 9,370,365 and 9,365,866 shares outstanding at March 31, 2008 and December 31, 2007, respectively	104	104
Additional paid-in capital	20,089	19,872
Retained earnings	8,757	9,449
Accumulated other comprehensive income, net of tax	168	178
Treasury stock, 1,034,000 shares, at cost	(7,995)	(7,995)

Total shareholders’ equity	21,123	21,608

Total liabilities and shareholders’ equity	$31,276	$30,604

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Net sales	$14,285	$11,468
Cost of sales	9,506	7,715

Gross profit	4,779	3,753

Operating expenses:
Engineering, design and product development	715	714
Selling and marketing	1,451	1,642
General and administrative	1,775	1,847
Legal fees associated with lawsuit (See Note 11)	1,897	3

	5,838	4,206

Operating loss	(1,059)	(453)

Interest and other income (expense):
Interest, net	4	28
Other, net	2	(1)

	6	27

Loss before income taxes	(1,053)	(426)
Income tax benefit	(361)	(203)

Net loss	$(692)	$(223)

Net loss per common share:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Shares used in per-share calculation:
Basic	9,278	9,424
Diluted	9,278	9,424

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(692)	$(223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	202	176
Depreciation and amortization	502	434
Deferred income taxes	(381)	(340)
Provision for excess and obsolete inventory	100	15
Changes in operating assets and liabilities:
Receivables	(873)	3,090
Inventories	(290)	(2,000)
Refundable income taxes	—	(155)
Other current assets	(38)	88
Other assets	6	8
Accounts payable	823	863
Accrued liabilities and other liabilities	334	(1,050)
Accrued restructuring expenses	—	(110)

Net cash (used in) provided by operating activities	(307)	796

Cash flows from investing activities:
Purchases of fixed assets	(374)	(324)

Net cash used in investing activities	(374)	(324)

Cash flows from financing activities:
Proceeds from option exercises	15	1
Purchases of common stock for treasury	—	(521)
Payment of deferred financing costs	—	(1)

Net cash provided by (used in) financing activities	15	(521)

Effect of exchange rate changes on cash and cash equivalents	(10)	—

Decrease in cash and cash equivalents	(676)	(49)
Cash and cash equivalents, beginning of period	2,561	3,436

Cash and cash equivalents, end of period	$1,885	$3,387

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include casino, gaming, lottery, banking, kiosk and point-of-sale. Our printers are designed based on market specific requirements and are sold under the Ithaca® and Epic product brands. We distribute our products through original equipment manufacturers, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct’s financial position as of March 31, 2008, the results of our operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

The financial position and results of operations of our foreign subsidiary are measured using local currency as the functional currency. Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Transaction gains and losses are included in other income in the condensed consolidated statement of operations.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Share-based payments

Stock option activity. The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	764,696	$6.95
Granted	127,500	$5.24
Exercised	(4,999)	$3.10
Canceled	(6,750)	$14.17

Options outstanding at March 31, 2008	880,447	$6.67	5.82	$484

Options exercisable at March 31, 2008	589,947	$6.43	4.17	$484

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Share-based payments (continued)

As of March 31, 2008, unrecognized compensation cost related to stock options totaled $1,202,000, which is expected to be recognized over a weighted average period of 4.3 years. The total intrinsic value of stock options exercised was $6,000 and $1,000, during the three months ended March 31, 2008 and 2007, respectively.

Restricted stock activity. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2007	106,683	$12.10
Granted	—	—
Vested	(27,983)	13.03
Canceled	(500)	6.99

Nonvested shares at March 31, 2008	78,200	$11.80

As of March 31, 2008, unrecognized compensation cost related to restricted stock totaled $704,000, which is expected to be recognized over a weighted average period of 2.2 years. The intrinsic value of restricted stock that vested during the three months ended March 31, 2008 was $141,000.

Share-based compensation expense. During the quarters ended March 31, 2008 and 2007, we recognized compensation expense of $73,000 and $43,000, respectively, for stock options and $129,000 and $133,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of operations in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The income tax benefits from share-based payments recorded in the condensed consolidated statements of operations totaled $75,000 and $65,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three months ended March 31, 2008 and 2007 was $2.85 and $6.13, respectively. The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

	Three months ended March 31,
	2008	2007
Expected option term	5.3 years	5.6 years
Expected volatility	59.5%	70.5%
Risk-free interest rate	2.9%	4.5%
Dividend yield	0%	0%

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Inventories

The components of inventories, net of allowances, are:

(In thousands)	March 31, 2008	December 31, 2007
Raw materials and purchased component parts	$8,057	$8,019
Work-in-process	23	57
Finished goods	775	589

	$8,855	$8,665

5.	Accrued product warranty liability

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(In thousands)	2008	2007
Balance, beginning of period	$500	$603
Additions related to warranties issued	135	149
Warranty costs incurred	(117)	(144)

Balance, end of period	$518	$608

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

6.	Accrued business consolidation and restructuring

In February 2001, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and to close our Wallingford, CT manufacturing facility (the “Consolidation”). As of December 31, 2001, substantially all Wallingford product lines were successfully transferred to Ithaca, NY. We applied the consensus set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” in recognizing the accrued restructuring expenses relating to the Consolidation.

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

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Accrued business consolidation and restructuring (continued)

The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(In thousands)	2008	2007
Accrual balance, beginning of period	$—	$315
Cash payments	—	(110)

Accrual balance, end of period	$—	$205

7.	Earnings per share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Net loss	$(692)	($223)

Shares:
Basic: Weighted average common shares outstanding	9,278	9,424
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	—	—

Diluted: Weighted average common and common equivalent shares outstanding	9,278	9,424

Net loss per common share:
Basic	$(0.07)	$(0.02)
Diluted	$(0.07)	$(0.02)

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of restricted stock under the treasury stock method.

For the three months ended March 31, 2008 and 2007, there were 958,647 and 937,178, respectively, potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and nonvested restricted stock, that were excluded from the earnings per share calculation as such shares would be anti-dilutive due to the Company’s net loss in the quarter.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Comprehensive loss

The following table summarizes the Company’s comprehensive loss:

	Three Months Ended March 31,
(In thousands)	2008	2007
Net loss	($692)	($223)
Foreign currency translation adjustment	(10)	—

Total comprehensive loss	($702)	($223)

9.	Stockholder’s equity

Changes in stockholders’ equity for the three months ended March 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$21,608
Net loss	(692)
Proceeds from issuance of shares from exercise of stock options	15
Share-based compensation expense	202
Foreign currency translation adjustment	(10)

Balance at March 31, 2008	$21,123

10.	Stock repurchase program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three months ended March 31, 2008, we made no repurchases of common stock. As of March 31, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

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

On June 12, 2007, we answered FutureLogic’s complaint and filed a counterclaim that FutureLogic infringes U.S. Patent No. 6,924,903 (the “903 Patent”). We also filed a motion for a preliminary injunction to stop infringement by FutureLogic’s dual port printers. Our motion for preliminary injunction was heard on July 30, 2007. Through our preliminary injunction motion and hearing, we showed that FutureLogic has constructed a prototype printer, the GEN2 Universal with the ProMatrix system, which the judge ruled has a likelihood of infringing the 903 Patent covering dual port technology. The court denied our motion on August 6, 2007, but the court ruled that “Should TransAct discover that FutureLogic has sold or offered to sell any GEN2 Universal printers with the ProMatrix system that infringe the 903 Patent during the course of this action, it may renew this motion on an expedited ex parte basis and – assuming it shows the requisite likelihood of success on the merits – the court will afford it the relief it seeks.”

On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 (“the 035 Patent”) is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on “Walker Process fraud” and “sham litigation.” The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic’s motion to add a claim for actual monopolization based on either the “Walker Process fraud” theory or the “sham litigation” theory. The Court also denied FutureLogic’s motion to add a claim for attempted monopolization based on the “sham litigation” theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the “Walker Process fraud” theory.

On May 9, 2008, we signed a binding term sheet with FutureLogic that settles the current patent litigation and all other legal matters outstanding between the two parties. Under the binding term sheet, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

12.	Income taxes

As of March 31, 2008, we had approximately $125,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Income taxes (continued)

As of March 31, 2008, we had a net deferred tax asset of approximately $4,929,000. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of March 31, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 – 2006 remain open to examination, with our 2005 and 2006 federal tax returns currently under examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the condensed consolidated financial statements. No state or foreign tax jurisdictions are currently under examination.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2009.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $3,000 of accrued interest related to uncertain tax positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words. Forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Form 10-K. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them.

Overview

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on two core markets: (1) banking and point-of-sale and (2) casino, gaming and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2007. We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2008.

Results of Operations: Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended March 31, 2008 and 2007 were as follows:

(In thousands)	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
					$	%
Banking and point of sale	$2,733	19.1%	$2,651	23.1%	$82	3.1%
Casino and gaming	4,837	33.9%	4,131	36.0%	706	17.1%
Lottery	3,610	25.3%	1,142	10.0%	2,468	216.1%
TransAct Services Group	3,105	21.7%	3,544	30.9%	(439)	(12.4)%

	$14,285	100.0%	$11,468	100.0%	$2,817	24.6%

International *	$2,182	15.3%	$2,596	22.6%	$(414)	(15.9)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first quarter of 2008 increased $2,817,000, or 25%, from the same period last year due primarily to higher printer shipments into our lottery (an increase of approximately $2,468,000, or 216%), casino and gaming (an increase of approximately $706,000, or 17%), and banking and point of sale markets (an increase of approximately $82,000, or 3%). Sales from our TransAct Services Group (“TSG”) decreased by $439,000, or 12%. Overall, international sales decreased by $414,000, or 16%. The decrease in TSG sales and international sales were due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and point of sale:

Revenue from the banking and point of sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations. Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Sales of our banking and POS printers worldwide increased approximately $82,000, or 3%.

(In thousands)	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
					$	%
Domestic	$2,512	91.9%	$2,431	91.7%	$81	3.3%
International	221	8.1%	220	8.3%	1	0.5%

	$2,733	100.0%	$2,651	100.0%	$82	3.1%

Domestic banking and POS revenue increased to $2,512,000, representing an $81,000, or 3%, increase from the first quarter of 2007, due largely to incremental sales of approximately $300,000 of our Bankjet® bank teller printer to an existing banking customer in the first quarter of 2008 compared to the first quarter of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. Our increased banking printer sales were also complemented by increased sales of our legacy line of POS impact printers to our distributors. We expect sales of our legacy impact printers to decline for the remainder of 2008 as these printers are being replaced by our newer thermal and inkjet printers. These increases were largely offset by the non-recurrence of sales of a discontinued inkjet printer to a single customer in Q1 2007 as well as lower sales of our line of POS thermal printers due primarily to a large hospitality customer that has slowed and deferred equipment purchases while it implements a new POS software system. We expect sales to this customer to resume at a higher level beginning in the second quarter of 2008.

International banking and POS printer shipments remained essentially unchanged, increasing by approximately $1,000, or less than 1%, to $221,000.

Casino and gaming:

Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide. Revenue from this market also includes sales of printers used in the international off-premise gaming market in games at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”). Sales of our casino and gaming products increased by $706,000, or 17%, from the first quarter of 2007, due to increased sales of our thermal casino and gaming printers both domestically and internationally.

(In thousands)	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
					$	%
Domestic	$3,039	62.8%	$2,575	62.3%	$464	18.0%
International	1,798	37.2%	1,556	37.7%	242	15.6%

	$4,837	100.0%	$4,131	100.0%	$706	17.1%

Domestic sales of our casino and gaming printers increased by $464,000, or 18%, due largely to an increase in domestic sales of our thermal casino printers, despite a soft domestic casino market.

International casino and gaming printer sales increased $242,000, or 16%, to $1,798,000 in the first quarter of 2008. Such sales represented 37% and 38% of total sales into our casino and gaming market during the first quarter of 2008 and 2007, respectively. This increase was due primarily to increased sales of our gaming printers in Europe, including growing sales of our new off-premise gaming printers, partly offset by lower international casino printer sales to Australia due to a slowdown in the conversion to ticket-in, ticket-out slot machines in this market.

Lottery:

Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications. Sales of our lottery products increased by $2,468,000, or 216%, from the first quarter of 2007, due to higher sales of lottery printers to GTECH, both domestically and internationally.

(In thousands)	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
					$	%
Domestic	$3,506	97.1%	$1,139	99.7%	$2,367	207.8%
International	104	2.9%	3	0.3%	101	3,366.7%

	$3,610	100.0%	$1,142	100.0%	$2,468	216.1%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased by $2,468,000, or 216%, in the first quarter of 2008 compared to the first quarter of 2007, with domestic sales increasing approximately $2,367,000 and international sales increasing $101,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

TransAct Services Group:

Revenue from the TransAct Services Group (“TSG”) includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers, accessories and shipping and handling charges. Sales from TSG decreased by approximately $439,000, or 12%.

(In thousands)	Three months ended March 31, 2008		Three months ended March 31, 2007		Change
					$	%
Domestic	$3,046	98.1%	$2,727	76.9%	$319	11.7%
International	59	1.9%	817	23.1%	(758)	(92.8)%

	$3,105	100.0%	$3,544	100.0%	$(439)	(12.4)%

Domestic revenue from TSG increased by approximately $319,000, or 12%, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic TSG revenue was also due, to a lesser extent, to higher service revenue as we continue to win new contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™. These increases were somewhat offset by a decline in the sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue decreased by approximately $758,000, or 93%, to $59,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	March 31,		Percent Change	Percent of Total Sales -2008	Percent of Total Sales -2007
	2008	2007
Three months ended	$4,779	$3,753	27.3%	33.5%	32.7%

Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased $1,026,000, or 27%, to $4,779,000 from $3,753,000 and gross margin increased to 33.5% from 32.7%, due primarily to a higher volume of sales and lower component part and labor costs resulting from our initiatives to increasingly move production of our products to Asia, partially offset by a less favorable sales mix, in the first quarter of 2008 compared to the first quarter of 2007. Gross profit included $198,000 in the first quarter of 2008 of increased absorption of raw material procurement costs versus the same period last year.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	March 31,		Percent Change	Percent of Total Sales -2008	Percent of Total Sales -2007
	2008	2007
Three months ended	$715	$714	0.1%	5.0%	6.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses for the first quarter 2008 were relatively consistent with those for the first quarter of 2007, increasing by $1,000, or less than 1%. Engineering and product development expenses decreased as a percentage of net sales due primarily to a higher volume of sales in the first quarter of 2008 compared to the first quarter of 2007.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	March 31,		Percent Change	Percent of Total Sales -2008	Percent of Total Sales -2007
	2008	2007
Three months ended	$1,451	$1,642	(11.6%)	10.2%	14.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the first quarter of 2008 decreased by $191,000, or 12%, due to a reduced level of sales staff and lower trade show related expenses resulting from cost reduction actions we took in late 2007. Selling and marketing expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first quarter of 2008 compared to the first quarter of 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	March 31,		Percent Change	Percent of Total Sales -2008	Percent of Total Sales -2007
	2008	2007
Three months ended	$1,775	$1,847	(3.9%)	12.4%	16.1%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company. General and administrative expenses decreased by $72,000, or 4%, due primarily to decreased legal expenses related to general corporate matters and lower recruiting related expenses. These decreases were partially offset by higher rent, facility-related expense and depreciation expense on purchases of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT that we moved into during the second quarter of 2007. General and administrative expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first quarter of 2008 as compared to the first quarter of 2007.

Legal Fees associated with lawsuit. During the first quarter of 2008, we incurred approximately $1,897,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $3,000 in the first quarter of 2007. The substantial increase was due primarily to our litigation with FutureLogic, Inc. See “Item 1—Legal Proceedings” in Part II of this report for more information.

Operating Loss. Operating loss information is summarized below (in thousands, except percentages):

	March 31,		Percent Change	Percent of Total Sales -2008	Percent of Total Sales -2007
	2008	2007
Three months ended	$(1,059)	$(453)	(133.8)%	(7.4)%	(4.0)%

During the first quarter of 2008, we reported an operating loss of ($1,059,000), or (7.4%) of net sales, compared to an operating loss of ($453,000), or (4.0%) of net sales in the first quarter of 2007. The substantial increase in our operating loss and decrease in operating margin was due to higher operating expenses (primarily legal expense of $1.9 million related to the FutureLogic lawsuit), offset partially by higher sales and gross profit, in the first quarter of 2008 compared to that of 2007.

Interest. We recorded net interest income of $4,000 in the first quarter of 2008 compared to $28,000 in the first quarter of 2007. The decrease in our net interest income was largely due to a lower average cash balance in the first quarter of 2008 compared to the first quarter of 2007, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment. See “Liquidity and Capital Resources” below for more information.

Income Taxes. We recorded an income tax benefit for the first quarter of 2008 of $361,000 at an effective tax rate of 34.3%, compared to an income tax benefit during the first quarter of 2007 of $203,000 at an effective tax rate of 47.7%. The higher effective tax rate for the first quarter of 2007 was largely due to an increase in the recognition of certain credits as a result of the adoption of FIN 48. We expect our annual effective tax rate for 2008 to be between 34% and 36%.

Net Income. We reported a net loss during the first quarter of 2008 of $692,000, or ($0.07) per diluted share, compared to a net loss of $223,000, or ($0.02) per diluted share, for the first quarter of 2007.

Liquidity and Capital Resources

Cash Flow

In the first three months of 2008, our cash flows reflected the results of higher sales volume and higher legal fees related to the ongoing lawsuit with FutureLogic. Even after funding approximately $374,000 of capital expenditures and incurring approximately $1.9 million of legal fees, our cash balance only decreased by $676,000 from December 31, 2007. We ended the first quarter of 2008 with approximately $1.9 million in cash and cash equivalents and no debt outstanding.

Operating activities: The following significant factors affected our cash used in operations of $307,000 in the first three months of 2008 as compared to our cash provided by operations of $796,000 in the first three months of 2007:

During the first three months of 2008:

•	We reported a net loss of $692,000.

•	We recorded depreciation, amortization, and non-cash compensation expense of $704,000.

•	Accounts receivable increased by $873,000 due to higher sales in the first quarter of 2008 compared to the first quarter of 2007.

•	Inventories increased by $190,000 due to higher stocking levels resulting from initiatives to increasingly move production to Asia and increased sales volume in the first quarter of 2008.

•	Accounts payable increased by $823,000 due to higher inventory purchases related to higher sales volume and the timing of payments during the quarter.

•	Accrued liabilities and other liabilities increased by $334,000 due primarily to increased accrued legal fees primarily related to our lawsuit with FutureLogic, Inc. during the quarter.

During the first three months of 2007:

•	We reported a net loss of $223,000.

•	We recorded depreciation, amortization, and non-cash compensation expense of $610,000.

•

Accounts receivable decreased by $3,090,000 due to the collection of outstanding accounts receivable from the fourth quarter of 2006 and lower sales and timing of sales during the first quarter of 2007.

•	Inventory increased by $1,985,000 due to an unanticipated slowdown in our business and an increase in consigned inventory programs with certain of our customers.

•	Accounts payable increased by $863,000 due to higher inventory purchases and the timing of payments during the quarter.

•

Accrued liabilities and other liabilities decreased by $1,050,000 due primarily to the following: (1) lower income tax accrual based on the loss before taxes for the first quarter of 2007 and (2) lower payroll and fringe benefits related accruals related to the payment of 2006 annual bonuses in March 2007.

•	Our restructuring accrual decreased by $110,000 due to payments made on our Wallingford lease obligation.

Investing activities: Our capital expenditures were approximately $374,000 and $324,000 in the first three months of 2008 and 2007, respectively. Expenditures in 2008 included approximately $280,000 for the purchase of new product tooling, $60,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of computer hardware. Expenditures in 2007 included approximately $172,000 for the purchase of hardware, software and outside consulting costs related to our Oracle software implementation, $30,000 for the purchase of leasehold improvements made on the new corporate headquarters in Hamden, CT and the remaining amount primarily for the purchase of new product tooling. Capital expenditures for 2008 are expected to be approximately $1,700,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities: We generated approximately $15,000 of cash from financing activities during the first three months of 2008 from proceeds from stock option exercises. During the first three months of 2007, we used approximately $521,000 for the repurchase of Company stock.

Working Capital

Our working capital decreased to $10,544,000 at March 31, 2008 from $11,234,000 at December 31, 2007. Our current ratio also decreased to 2.1 to 1 at March 31, 2008, compared to 2.4 to 1 at December 31, 2007. The decrease in working capital and our current ratio was largely due to an increase in accounts payable and accrued expenses, partly offset by higher receivables and inventory levels.

Deferred Taxes

As of March 31, 2008, we had a net deferred tax asset of approximately $4,929,000. In order to utilize this deferred tax asset, we will need to generate approximately $14.1 million of taxable income in future years. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of March 31, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

Credit Facility and Borrowings

On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets. We also pay a fee of 0.25% on unused borrowings under the revolving credit line. The total deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility was $94,000. The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens. On November 7, 2007, we amended the TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007.

As of March 31, 2008, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit facility were approximately $20,000,000 at March 31, 2008.

Stock Repurchase Program

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three months ended March 31, 2008, we made no repurchases of common stock. As of March 31, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

Contractual Obligations / Off-Balance Sheet Arrangements

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2007 Form 10-K. There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2007. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Resource Sufficiency

We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, fund our Stock Repurchase Program, fund legal fees associated with the lawsuit with FutureLogic, and meet our liquidity requirements through at least the next twelve months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Form 10-K. There have been no material changes in our exposure to market risk during the three months ended March 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely manner, including that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 28, 2005, we announced that we filed a complaint in Connecticut Superior Court against FutureLogic, Inc. (“FutureLogic”) of Glendale, California. The complaint charged FutureLogic with disseminating false and misleading statements, which impugn our business reputation with the intent of damaging our business. We asserted claims of defamation, tortious interference with contractual relations, tortious interference with business expectancy, and violation of the Connecticut Unfair Trade Practices Act, and sought an award of compensatory and punitive damages, attorneys’ fees and costs. FutureLogic removed this action to the United States District Court for the District of Connecticut and, on June 7, 2005, filed a motion to dismiss the claims for lack of jurisdiction. On December 7, 2005, we amended our complaint in the action pending in the District of Connecticut to add claims that FutureLogic’s conduct violated the Lanham Act’s bar on false and deceptive advertising.

On May 20, 2005, FutureLogic filed a complaint in the United States District Court for the Central District of California against us. The complaint charged us with false advertising, defamation, trade libel, intentional interference with prospective economic advantage, common law unfair competition and statutory unfair competition and sought an award of compensatory and punitive damages, attorneys’ fees and costs. On August 3, 2005, FutureLogic amended its complaint in California to seek a declaratory judgment that Patent No. 6,924,903 (the “903 Patent”) issued to us by the United States Patent and Trademark Office (“PTO”) on August 2, 2005, for our dual-port printer technology, is invalid, and that FutureLogic is not infringing our patent. We moved to dismiss FutureLogic’s action in California, on the grounds that any claims raised in that action should have been brought as part of the case filed by us in the District of Connecticut. In the alternative, we moved to stay the California action pending the resolution of jurisdictional motions in the Connecticut court.

On September 1, 2006, the District of Connecticut dismissed our case because of a lack of jurisdiction. The decision was not on the merits of our claims, but on the jurisdiction of the court in which the suit was brought. On June 12, 2007, we filed an answer to FutureLogic’s amended complaint and filed a counterclaim that FutureLogic infringes the 903 Patent. On August 27, 2007, FutureLogic lodged an amended complaint that sought a declaratory judgment that our U.S. Patent No. 7,099,035 (“the 035 Patent”) is invalid and not infringed by FutureLogic, and that the 903 and 035 Patents are unenforceable for inequitable conduct. Concurrently, we filed an amended answer that added a counterclaim that FutureLogic infringes the 035 Patent. Also on August 27, 2007, FutureLogic filed a motion for leave to file a Second Amended Complaint to add monopolization and attempted monopolization claims against us. The proposed claims were each based on “Walker Process fraud” and “sham litigation.” The Court held a hearing on this motion on October 29, 2007 and issued an opinion that same day. In its opinion, the Court denied FutureLogic’s motion to add a claim for actual monopolization based on either the “Walker Process fraud” theory or the “sham litigation” theory. The Court also denied FutureLogic’s motion to add a claim for attempted monopolization based on the “sham litigation” theory. The Court did, however, permit FutureLogic to assert a claim of attempted monopolization based on the “Walker Process fraud” theory.

On May 9, 2008, we signed a binding term sheet with FutureLogic that settles the current patent litigation and all other legal matters outstanding between the two parties. Under the binding term sheet, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

Item 1A.	RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2007. No changes have occurred during the three months ended March 31, 2008.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2c.	STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, management was authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period ending March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

For the three months ended March 31, 2008, we made no repurchases of common stock. As of March 31, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share since the inception of the Stock Repurchase Program. As of March 31, 2008, approximately $7,005,000 remains available to purchase common stock pursuant to the stock repurchase program.

Item 5.	Other Information

On May 9, 2008, we signed a binding term sheet with FutureLogic that settles the current patent litigation and all other legal matters outstanding between the two parties. Under the binding term sheet, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 12, 2008	Steven A. DeMartino
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