Form 10-Q
period 2008-06-30
TRANSACT TECHNOLOGIES INC
filed 2008-08-11
CIK 1017303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2008
Common stock, $.01 par value	9,378,365

TRANSACT TECHNOLOGIES INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	June 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$2,528	$2,561
Receivables, net	8,380	6,128
Inventories, net	7,249	8,665
Refundable income taxes	51	51
Deferred tax assets	1,529	1,529
Other current assets	323	362

Total current assets	20,060	19,296

Fixed assets, net	5,952	6,338
Goodwill	1,469	1,469
Deferred tax assets	3,340	3,019
Intangible and other assets, net of accumulated amortization of $264 and $221, respectively	415	482

	11,176	11,308

Total assets	$31,236	$30,604

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,415	$4,688
Accrued liabilities	2,605	2,852
Deferred revenue	489	522

Total current liabilities	8,509	8,062

Deferred revenue, net of current portion	318	211
Accrued warranty, net of current portion	124	91
Deferred rent	491	507
Other liabilities	125	125

	1,058	934

Total liabilities	9,567	8,996

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at June 30, 2008 and December 31, 2007; 10,412,365 and 10,399,866 shares issued, respectively; 9,378,365 and 9,365,866 shares outstanding at June 30, 2008 and December 31, 2007, respectively	104	104
Additional paid-in capital	20,344	19,872
Retained earnings	9,047	9,449
Accumulated other comprehensive income, net of tax	169	178
Treasury stock, 1,034,000 shares, at cost	(7,995)	(7,995)

Total shareholders’ equity	21,669	21,608

Total liabilities and shareholders’ equity	$31,236	$30,604

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$16,319	$13,947	$30,604	$25,415
Cost of sales	10,859	9,007	20,365	16,722

Gross profit	5,460	4,940	10,239	8,693

Operating expenses:
Engineering, design and product development	691	779	1,406	1,493
Selling and marketing	1,516	1,708	2,967	3,350
General and administrative	1,722	1,835	3,497	3,682
Legal fees associated with lawsuit (See Note 11)	1,132	187	3,029	190
Business consolidation and restructuring	—	12	—	12

	5,061	4,521	10,899	8,727

Operating income (loss)	399	419	(660)	(34)

Interest and other income (expense):
Interest, net	(7)	10	(3)	38
Other, net	(8)	13	(6)	12

	(15)	23	(9)	50

Income (loss) before income taxes	384	442	(669)	16
Income tax provision (benefit)	94	158	(267)	(45)

Net income (loss)	$290	$284	$(402)	$61

Earnings (loss) per common share:
Basic	$0.03	$0.03	$(0.04)	$0.01
Diluted	$0.03	$0.03	$(0.04)	$0.01

Shares used in per-share calculation:
Basic	9,309	9,384	9,294	9,404
Diluted	9,516	9,574	9,294	9,626

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(402)	$61
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	409	361
Depreciation and amortization	959	902
Deferred income taxes	(321)	(350)
Provision for excess and obsolete inventory	100	125
Gain on sale of fixed assets	—	(22)
Changes in operating assets and liabilities:
Receivables	(2,252)	502
Inventories	1,316	(1,606)
Refundable income taxes	—	(155)
Other current assets	39	179
Other assets	15	14
Accounts payable	727	1,691
Accrued liabilities and other liabilities	(156)	(262)
Accrued restructuring expenses	—	(301)

Net cash provided by operating activities	434	1,139

Cash flows from investing activities:
Purchases of fixed assets	(521)	(1,622)
Proceeds from sale of assets	—	37

Net cash used in investing activities	(521)	(1,585)

Cash flows from financing activities:
Proceeds from option exercises	63	1
Purchases of common stock for treasury	—	(521)
Payment of deferred financing costs	—	(3)

Net cash provided by (used in) financing activities	63	(523)

Effect of exchange rate changes on cash and cash equivalents	(9)	16

Decrease in cash and cash equivalents	(33)	(953)
Cash and cash equivalents, beginning of period	2,561	3,436

Cash and cash equivalents, end of period	$2,528	$2,483

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct’s financial position as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

The financial position and results of operations of our two foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of such subsidiaries have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income in the condensed consolidated balance sheets. Transaction gains and losses are included in other income in the condensed consolidated statement of operations.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Share-based payments

Stock option activity. The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	764,696	$6.95
Granted	167,500	$5.85
Exercised	(12,999)	$4.82
Forfeited	(1,500)	$5.24
Expired	(10,500)	$11.28

Options outstanding at June 30, 2008	907,197	$6.73	5.83	$2,425

Options exercisable at June 30, 2008	584,197	$6.44	4.05	$1,963

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Share-based payments (continued)

As of June 30, 2008, unrecognized compensation cost related to stock options totaled $1,325,000, which is expected to be recognized over a weighted average period of 4.1 years. The total intrinsic value of stock options exercised was $5,000 during the three months ended June 30, 2008. No stock options were exercised during the three months ended June 30, 2007. The total intrinsic value of stock options exercised was $11,000 and $1,000, during the six months ended June 30, 2008 and 2007, respectively.

Restricted stock activity. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2007	106,683	$12.10
Granted	—	—
Vested	(44,583)	12.15
Forfeited	(500)	6.99

Nonvested shares at June 30, 2008	61,600	$12.10

As of June 30, 2008, unrecognized compensation cost related to restricted stock totaled $581,000, which is expected to be recognized over a weighted average period of 1.9 years. The intrinsic value of restricted stock that vested was $133,000 and $43,000, during the three months ended June 30, 2008 and 2007, respectively. The intrinsic value of restricted stock that vested was $274,000 and $280,000, during the six months ended June 30, 2008 and 2007, respectively.

Share-based compensation expense. During the three months ended June 30, 2008 and 2007, we recognized compensation expense of $84,000 and $61,000, respectively, for stock options and $123,000 and $124,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of operations in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The income tax benefits from share-based payments recorded in the condensed consolidated statements of operations totaled $77,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, we recognized compensation expense of $157,000 and $104,000, respectively, for stock options and $252,000 and $257,000, respectively, for restricted stock. The income tax benefits from share-based payments recorded in the condensed consolidated statements of operations totaled $152,000 and $133,000 for the six months ended June 30, 2008 and 2007, respectively.

Assumptions for estimating fair value of share-based payments. We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. Under the assumptions indicated below, the weighted-average fair value of stock option grants for the three and six months ended June 30, 2008 was $5.31 and $3.43, respectively. The weighted-average fair value of stock option grants for the three and six months ended June 30, 2007 was $4.68 and $5.81, respectively.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Share-based payments (continued)

The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected option term	7.1 years	7.4 years	5.7 years	6.0 years
Expected volatility	68.5%	73.8%	61.7%	71.2%
Risk-free interest rate	3.6%	4.6%	3.0%	4.5%
Dividend yield	0%	0%	0%	0%

4.	Inventories

The components of inventories, net of allowances, are:

(In thousands)	June 30, 2008	December 31, 2007
Raw materials and purchased component parts	$6,877	$8,019
Work-in-process	41	57
Finished goods	331	589

	$7,249	$8,665

5.	Accrued product warranty liability

The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of period	$518	$608	$500	$603
Additions related to warranties issued	81	124	216	216
Warranty costs incurred	(116)	(152)	(233)	(239)

Balance, end of period	$483	$580	$483	$580

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

The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2007.

(In thousands)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Accrual balance, beginning of period	$205	$315
Business consolidation and restructuring expenses	12	12
Cash payments	(203)	(313)

Accrual balance, end of period	$14	$14

7.	Earnings per share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$290	$284	$(402)	$61

Shares:
Basic: Weighted average common shares outstanding	9,309	9,384	9,294	9,404
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	207	190	—	222

Diluted: Weighted average common and common equivalent shares outstanding	9,516	9,574	9,294	9,626

Earnings (loss) per common share:
Basic	$0.03	$0.03	$(0.04)	$0.01
Diluted	$0.03	$0.03	$(0.04)	$0.01

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Earnings per share (continued)

For the three months ended June 30, 2008, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, amounted to 223,750 shares.

For the six months ended June 30, 2008, there were 968,797 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and unvested restricted stock, that were excluded from the earnings per share calculation as such shares would be anti-dilutive due to the Company’s net loss for the six months ended June 30, 2008.

For the three and six months ended June 30, 2007, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, amounted to 315,500 and 248,000 shares, respectively.

8.	Comprehensive income (loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$290	$284	$(402)	$61
Foreign currency translation adjustment	1	16	(9)	16

Total comprehensive income (loss)	$291	$300	$(411)	$77

9.	Stockholder’s equity

Changes in stockholders’ equity for the six months ended June 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$21,608
Net loss	(402)
Proceeds from issuance of shares from exercise of stock options	63
Share-based compensation expense	409
Foreign currency translation adjustment	(9)

Balance at June 30, 2008	$21,669

10.	Stock repurchase program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three and six months ended June 30, 2008, we made no repurchases of common stock. As of June 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Commitments and contingencies

We have been involved in on going patent litigation with FutureLogic with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035. On May 9, 2008, we signed a binding term sheet with FutureLogic that settled this current patent litigation and all other legal matters outstanding between the two parties. Under the binding term sheet, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

12.	Income taxes

As of June 30, 2008, we had a net deferred tax asset of approximately $4,869,000. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of June 30, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

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

As of June 30, 2008, we had approximately $125,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2009.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we have approximately $5,000 of accrued interest related to uncertain tax positions.

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

Overview

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

Critical Accounting Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

For a complete description of our accounting policies, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2007. We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2008.

Results of Operations: Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30, 2008		Three months ended June 30, 2007		Change
(In thousands)					$	%
Banking and point-of-sale	$3,013	18.5%	$3,073	22.0%	$(60)	(2.0)%
Casino and gaming	5,440	33.3%	5,024	36.0%	416	8.3%
Lottery	4,786	29.3%	2,482	17.8%	2,304	92.8%
TransAct Services Group	3,080	18.9%	3,368	24.2%	(288)	(8.6)%

	$16,319	100.0%	$13,947	100.0%	$2,372	17.0%

International *	$2,571	15.8%	$3,243	23.3%	$(672)	(20.7)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the second quarter of 2008 increased $2,372,000, or 17%, from the same period last year due primarily to higher printer shipments into our lottery (an increase of approximately $2,304,000, or 93%), and casino and gaming markets (an increase of approximately $416,000, or 8%). Sales from our TransAct Services Group decreased by $288,000, or 9%, and sales from our banking and point-of-sale market decreased by approximately $60,000, or 2%. Overall, international sales decreased by $672,000, or 21%. The decrease in both TSG sales and international sales was due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and point-of-sale:

Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts and checks at bank teller stations. Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Sales of our banking and POS printers worldwide decreased approximately $60,000, or 2%.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$2,748	91.2%	$2,740	89.2%	$8	0.3%
International	265	8.8%	333	10.8%	(68)	(20.4)%

	$3,013	100.0%	$3,073	100.0%	$(60)	(2.0)%

Domestic banking and POS revenue increased to $2,748,000, representing an $8,000, or less than 1%, increase from the second quarter of 2007. Banking printer sales increased by approximately $200,000 due primarily to incremental sales of our Bankjet® bank teller printer to an existing customer in the second quarter of 2008 compared to the second quarter of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. Increased banking printer sales were also complemented by initial sales of our new Ithaca 8000 receipt/label printer to our global food-service retailer customer. These increases were almost entirely offset by decreased sales of our legacy line of POS impact printers to our distributors. We expect sales of our legacy impact printers for the remainder of 2008 to continue to be lower than those reported for the comparable 2007 period, as these printers are being replaced by our newer thermal and inkjet printers.

International banking and POS printer shipments decreased by approximately $68,000, or 20%, to $265,000, due primarily to lower sales to our international distributors in Europe, partially offset by higher sales to our international POS distributors in Asia.

Casino and gaming:

Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide. Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”). Sales of our casino and gaming products increased by $416,000, or 8%, from the second quarter of 2007.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$3,515	64.6%	$2,959	58.9%	$556	18.8%
International	1,925	35.4%	2,065	41.1%	(140)	(6.8)%

	$5,440	100.0%	$5,024	100.0%	$416	8.3%

Domestic sales of our casino and gaming printers increased by $556,000, or 19%, due largely to an increase in domestic sales of our thermal casino printers, including initial sales resulting from our new status as the default printer provider to IGT beginning April 2008, despite a weak domestic casino market.

International casino and gaming printer sales decreased $140,000, or 7%, to $1,925,000 in the second quarter of 2008. Such sales represented 35% and 41% of total sales into our casino and gaming market during the second quarter of 2008 and 2007, respectively. This decrease was due primarily to decreased sales of our casino printers in Europe, as we received a large order from a customer in the second quarter of 2007 that did not repeat in the second quarter of 2008, as well as lower sales in Asia. This decrease was partly offset by continued growth in sales of our new off-premise gaming printers in Europe.

Lottery:

Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications. Sales of our lottery products increased by $2,304,000, or 93%, from the second quarter of 2007, due to higher sales of lottery printers to GTECH, both domestically and internationally.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$4,549	95.0%	$2,366	95.3%	$2,183	92.3%
International	237	5.0%	116	4.7%	121	104.3%

	$4,786	100.0%	$2,482	100.0%	$2,304	92.8%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased by $2,304,000, or 93%, in the second quarter of 2008 compared to the second quarter of 2007, with domestic sales increasing approximately $2,183,000 and international sales increasing $121,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

TransAct Services Group:

Revenue from the TransAct Services Group (“TSG”) includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers, accessories and shipping and handling charges. Sales from TSG decreased by approximately $288,000, or 9%.

	Three months ended June 30, 2008		Three months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$2,936	95.3%	$2,639	78.4%	$297	11.3%
International	144	4.7%	729	21.6%	(585)	(80.2)%

	$3,080	100.0%	$3,368	100.0%	$(288)	(8.6)%

Domestic revenue from TSG increased by approximately $297,000, or 11%, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. This increase was somewhat offset by lower maintenance and repair service revenue.

Internationally, TSG revenue decreased by approximately $585,000, or 80%, to $144,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Three months ended	$5,460	$4,940	10.5%	33.5%	35.4%

Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses. Gross profit increased $520,000, or 11%, to $5,460,000 from $4,940,000 due primarily to a 17% increase in sales from the second quarter 2008 compared to the second quarter 2007. Gross margin decreased to 33.5% from 35.4%, due primarily to a less favorable sales mix, and, to a lesser extent, higher freight expenses, partially offset by a higher volume of sales in the second quarter of 2008 compared to the second quarter of 2007.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Three months ended	$691	$779	(11.3)%	4.2%	5.6%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expense, outside design and testing services, and supplies). Such expenses for the second quarter 2008 decreased by $88,000, or 11%, due to lower outside design, prototype, development and professional consulting related expenses. Engineering and product development expenses decreased as a percentage of net sales due primarily to a higher volume of sales in the second quarter of 2008 compared to the second quarter of 2007, as well as lower expenses for the respective period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Three months ended	$1,516	$1,708	(11.2)%	9.3%	12.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses. Selling and marketing expenses for the second quarter of 2008 decreased by $192,000, or 11%, due to a reduced level of sales staff related expenses resulting from the cost reduction actions we took in late 2007 as well as lower promotional marketing expenses. Selling and marketing expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the second quarter of 2008 compared to the second quarter of 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Three months ended	$1,722	$1,835	(6.2)%	10.6%	13.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company. General and administrative expenses decreased by $113,000, or 6%, due primarily to lower (1) legal expenses related to general corporate matters, (2) recruitment related expenses, and (3) lower professional fees. These decreases were partially offset by higher compensation-related expenses from the hiring of our new Vice President of Business Development. General and administrative expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the second quarter of 2008 as compared to the second quarter of 2007.

Legal Fees associated with lawsuit. During the second quarter of 2008, we incurred approximately $1,132,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $187,000 in the second quarter of 2007. The substantial increase was due primarily to our litigation with FutureLogic, Inc. that we settled in May 2008. As a result of this settlement, we do not expect to incur any additional legal fees related to the lawsuit beyond the second quarter 2008. See “Item 1—Legal Proceedings” in Part II of this report for more information.

Operating Income. Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Three months ended	$399	$419	(4.8)%	2.4%	3.0%

During the second quarter of 2008, we reported operating income of $399,000, or 2.4% of net sales, compared to operating income of $419,000, or 3.0% of net sales in the second quarter of 2007. The decrease in our operating income and operating margin was due to higher operating expenses (primarily our legal expense of $1,132,000 related to the FutureLogic lawsuit), offset partially by higher gross profit resulting from increased sales, in the second quarter of 2008 compared to that of 2007.

Interest. We recorded net interest expense of $7,000 in the second quarter of 2008 compared to net interest income of $10,000 in the second quarter of 2007. The decrease in our net interest income was largely due to a lower average cash balance in the second quarter of 2008 compared to the second quarter of 2007, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment. See “Liquidity and Capital Resources” below for more information.

Other Expense. We recorded other expense of $8,000 in the second quarter of 2008 compared to other income of $13,000 in the second quarter of 2007. The decrease was primarily due to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound.

Income Taxes. We recorded an income tax provision for the second quarter of 2008 of $94,000 at an effective tax rate of 24.5%, compared to an income tax provision during the second quarter of 2007 of $158,000 at an effective tax rate of 35.7%. The lower effective tax rate for the second quarter of 2008 was largely due to the near breakeven level of income before income taxes for the six months ended June 30, 2008. We expect our annual effective tax rate for 2008 to be between 38% and 40%.

Net Income. We reported net income during the second quarter of 2008 of $290,000, or $0.03 per diluted share, compared to net income of $284,000, or $0.03 per diluted share, for the second quarter of 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the six months ended June 30, 2008 and 2007 were as follows:

	Six months ended June 30, 2008		Six months ended June 30, 2007		Change
(In thousands)					$	%
Banking and point-of-sale	$5,746	18.8%	$5,724	22.5%	$22	0.4%
Casino and gaming	10,277	33.6%	9,155	36.0%	1,122	12.3%
Lottery	8,396	27.4%	3,624	14.3%	4,772	131.7%
TransAct Services Group	6,185	20.2%	6,912	27.2%	(727)	(10.5)%

	$30,604	100.0%	$25,415	100.0%	$5,189	20.4%

International *	$4,753	15.5%	$5,839	23.0%	$(1,086)	(18.6)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2008 increased $5,189,000, or 20%, from the same period last year due primarily to higher printer shipments into our lottery (an increase of approximately $4,772,000, or 132%) and casino and gaming (an increase of approximately $1,122,000, or 12%) markets. Sales from TSG decreased by $727,000, or 11%. Overall, international sales decreased by $1,086,000, or 19%. The decrease in TSG sales and international sales were due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and point-of-sale:

Sales of our banking and POS printers worldwide increased approximately $22,000, or less than 1%.

	Six months ended June 30, 2008		Six months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$5,260	91.5%	$5,171	90.3%	$89	1.7%
International	486	8.5%	553	9.7%	(67)	(12.1)%

	$5,746	100.0%	$5,724	100.0%	$22	0.4%

Domestic banking and POS revenue increased to $5,260,000, representing an $89,000, or 2%, increase from the first half of 2007. Banking printer sales increased by approximately $500,000 due largely to incremental sales of our Bankjet® bank teller printer to an existing customer in the first half of 2008 compared to the first half of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict if and when future sales may occur. Our increased banking printer sales were also complemented by initial sales of our new Ithaca 8000 thermal receipt/label printer to our global food-service retailer customer, as well as increased sales of our legacy line of POS impact printers to our distributors. Although we experienced higher sales of legacy impact printers in the first half of 2008 compared to the first half of 2007, we expect sales of these printers for the remainder of 2008 to be lower than those reported for the comparable 2007 period, as these printers are being replaced by our newer thermal and inkjet printers. These increases were largely offset by the non-recurrence of sales of a discontinued inkjet printer to a single customer in the first quarter of 2007.

International banking and POS printer shipments decreased by approximately $67,000, or 12%, to $486,000, due primarily to lower sales to our international POS distributors in Europe, partially offset by higher sales to our international POS distributors in Asia.

Casino and gaming:

Sales of our casino and gaming products increased by $1,122,000, or 12%, from the first half of 2007, due to increased sales of our thermal casino and gaming printers both domestically and internationally.

	Six months ended June 30, 2008		Six months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$6,554	63.8%	$5,534	60.4%	$1,020	18.4%
International	3,723	36.2%	3,621	39.6%	102	2.8%

	$10,277	100.0%	$9,155	100.0%	$1,122	12.3%

Domestic sales of our casino and gaming printers increased by $1,020,000, or 18%, due largely to an increase in domestic sales of our thermal casino printers, including initial sales in the second quarter of 2008 resulting from our new status as default printer provider to IGT beginning April 2008, despite a weak domestic casino market.

International casino and gaming printer sales increased $102,000, or 3%, to $3,723,000 in the first half of 2008. Such sales represented 36% and 40% of total sales into our casino and gaming market during the first half of 2008 and 2007, respectively. This increase was due primarily to increased sales of our gaming printers in Europe, including growing sales of our new off-premise gaming printers, partly offset by lower international slot printer sales to Australia due to a slowdown in the conversion to ticket-in, ticket-out slot machines in this market.

Lottery:

Sales of our lottery products increased by $4,772,000, or 132%, from the first half of 2007, due to higher sales of lottery printers to GTECH, both domestically and internationally.

	Six months ended June 30, 2008		Six months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$8,055	95.9%	$3,505	96.7%	$4,550	129.8%
International	341	4.1%	119	3.3%	222	186.6%

	$8,396	100.0%	$3,624	100.0%	$4,772	131.7%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased by $4,772,000, or 132%, in the first half of 2008 compared to the first half of 2007, with domestic sales increasing approximately $4,550,000 and international sales increasing $222,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

TransAct Services Group:

Sales from TSG decreased by approximately $727,000, or 11%.

	Six months ended June 30, 2008		Six months ended June 30, 2007		Change
(In thousands)					$	%
Domestic	$5,982	96.7%	$5,366	77.6%	$616	11.5%
International	203	3.3%	1,546	22.4%	(1,343)	(86.9)%

	$6,185	100.0%	$6,912	100.0%	$(727)	(10.5)%

Domestic revenue from TSG increased by approximately $616,000, or 12%, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain. The increase in domestic TSG revenue was also due, to a lesser extent, to higher service revenue as we continue to win new contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™. These increases were somewhat offset by a decline in the sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue decreased by approximately $1,343,000, or 87%, to $203,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Six months ended	$10,239	$8,693	17.8%	33.5%	34.2%

Gross profit increased $1,546,000, or 18%, to $10,239,000 from $8,693,000, due primarily to a 20% increase in sales from the first half of 2008 compared to the first half of 2007. Gross margin decreased to 33.5% from 34.2%, due primarily to a less favorable sales mix, and, to a lesser extent, higher freight expenses, partially offset by a higher volume of sales, in the first half of 2008 compared to the first half of 2007.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Six months ended	$1,406	$1,493	(5.8)%	4.6%	5.9%

Engineering, design and product development expenses decreased by $87,000, or 6%, to $1,406,000, due primarily to lower outside design, prototype, development, and professional consulting related expenses. Engineering and product development expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first half of 2008 compared to the first half of 2007.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Six months ended	$2,967	$3,350	(11.4)%	9.7%	13.2%

Selling and marketing expenses for the first half of 2008 decreased by $383,000, or 11%, due primarily to a reduced level of sales staff related expenses resulting from the cost reduction actions we took in late 2007 as well as lower trade show and other promotional marketing expenses. Selling and marketing expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first half of 2008 compared to the first half of 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Six months ended	$3,497	$3,682	(5.0)%	11.4%	14.5%

General and administrative expenses decreased by $185,000, or 5%, due primarily to decreased legal expenses related to general corporate matters, decreased recruitment related expenses, and lower professional fees. These decreases were partially offset by higher rent, facility-related expense and depreciation expense on purchases of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT that we moved into during the second quarter of 2007. General and administrative expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first half of 2008 as compared to the first half of 2007.

Legal Fees associated with lawsuit. During the first half of 2008, we incurred approximately $3,029,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $190,000 in the first half of 2007. The substantial increase was due primarily to our litigation with FutureLogic, Inc. that we settled in May 2008. As a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit beyond the second quarter of 2008. See “Item 1—Legal Proceedings” in Part II of this report for more information.

Operating Loss. Operating loss information is summarized below (in thousands, except percentages):

	June 30,		Percent Change	Percent of Total Sales - 2008	Percent of Total Sales - 2007
	2008	2007
Six months ended	$(660)	$(34)	1,841.2%	(2.2)%	(0.1)%

During the first half of 2008, we reported an operating loss of ($660,000), or (2.2%) of net sales, compared to an operating loss of ($34,000), or (0.1%) of net sales in the first half of 2007. The increase in our operating loss and decrease in operating margin was due to higher operating expenses (primarily legal expense of $3.0 million related to the FutureLogic lawsuit), offset partially by higher gross profit resulting from increased sales, in the first half of 2008 compared to that of 2007.

Interest. We recorded net interest expense of $3,000 in the first half of 2008 compared to net interest income of $38,000 in the first half of 2007. The decrease was largely due to a lower average cash balance in the first half of 2008 compared to the first half of 2007, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment. See “Liquidity and Capital Resources” below for more information.

Other Expense. We recorded other expense of $6,000 in the first half of 2008 compared to other income of $12,000 in the first half of 2007. The decrease was primarily due to transaction exchange losses recorded by our UK subsidiary resulting from the weakening of the U.S. dollar against the British pound.

Income Taxes. We recorded an income tax benefit for the first half of 2008 of $267,000 at an effective tax rate of 39.9%. During the first half of 2007, despite reporting $16,000 of income before taxes, we recorded an income tax benefit of $45,000, due to the near breakeven level of income before taxes for the period combined with an increase in the recognition of certain tax credits as a result of the adoption of FIN 48 in the first quarter of 2007. We expect our annual effective tax rate for 2008 to be between 38% and 40%.

Net Income (Loss). We reported a net loss during the first half of 2008 of ($402,000), or ($0.04) per diluted share, compared to a net income of $61,000, or $0.01 per diluted share, for the first half of 2007.

Liquidity and Capital Resources

Cash Flow

In the first six months of 2008, our cash flows reflected the results of higher sales volume offset by higher legal fees related to the lawsuit with FutureLogic. After funding approximately $521,000 of capital expenditures and incurring approximately $3,029,000 of legal fees, our cash balance decreased by $33,000 from December 31, 2007. We ended the first half of 2008 with approximately $2,500,000 in cash and cash equivalents and no debt outstanding.

Operating activities: The following significant factors affected our cash provided by operations of $434,000 in the first six months of 2008 as compared to our cash provided by operations of $1,139,000 in the first six months of 2007:

During the first six months of 2008:

•	We reported a net loss of ($402,000).

•	We recorded depreciation, amortization, and non-cash compensation expense of $1,368,000.

•	Accounts receivable increased by $2,252,000 due to higher sales in the first half of 2008 compared to the first half of 2007.

•	Inventories decreased by $1,316,000 due to improved inventory management as well as increased sales volume in the first half of 2008.

•	Accounts payable increased by $727,000 due to higher inventory purchases related to higher sales volume during the first half of 2008.

•	Accrued liabilities and other liabilities decreased by $156,000 due primarily to decreased accrued legal fees primarily related to our lawsuit with FutureLogic, Inc. during the first half of 2008.

During the first six months of 2007:

•	We reported net income of $61,000.

•	We recorded depreciation, amortization, and non-cash compensation expense of $1,263,000.

•	Accounts receivable decreased by $502,000 due to lower sales during the first half of 2007, compared to the first half of 2006.

•

Inventories increased by $1,606,000 due to an unanticipated slowdown in sales beginning in the first quarter 2007, an increase in consigned inventory programs with certain of our customers, and higher stocking levels resulting from our initiatives to move increased production to Asia.

•	Accounts payable increased by $1,691,000 due to higher inventory purchases and the timing of payments during the first half of the year.

•

Accrued liabilities decreased by $262,000 due to the following: (1) lower compensation related accruals and (2) a lower income tax accrual based on the decreased level of income before taxes. These decreases were somewhat offset by an increased in accrued rent related to the lease of our new Corporate headquarters in Hamden, CT.

•	Accrued restructuring expenses decreased by $301,000 due largely to payments made on our Wallingford, CT lease obligation.

Investing activities: Our capital expenditures were approximately $521,000 and $1,622,000 in the first six months of 2008 and 2007, respectively. Expenditures in 2008 included approximately $300,000 for the purchase of new product tooling, approximately $120,000 for the purchase of computer, networking equipment, and software, and approximately $80,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements. Expenditures in 2007 included approximately $1,226,000 for the purchase of leasehold improvements and office furniture for our new corporate headquarters in Hamden, CT, approximately $227,000 for the purchase of new computer hardware and software, as well as outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling. Capital expenditures for 2008 are expected to be approximately $1,200,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities: We generated approximately $63,000 of cash from financing activities during the first half of 2008 from proceeds from stock option exercises. During the first half of 2007, we used approximately $523,000 from financing activities, largely due to the repurchase of Company stock (approximately $521,000).

Working Capital

Our working capital increased to $11,551,000 at June 30, 2008 from $11,234,000 at December 31, 2007. Our current ratio remained unchanged at 2.4 to 1 at June 30, 2008 and December 31, 2007. The increase in working capital was largely due to an increase in receivables balances, partly offset by lower inventory levels and higher accounts payable balances.

Deferred Taxes

As of June 30, 2008, we had a net deferred tax asset of approximately $4,869,000. In order to utilize this deferred tax asset, we will need to generate approximately $13.9 million of taxable income in future years. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of June 30, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

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

As of June 30, 2008, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit facility were approximately $20,000,000 at June 30, 2008.

Stock Repurchase Program

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three and six months ended June 30, 2008, we made no repurchases of common stock. As of June 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

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

Resource Sufficiency

We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next twelve months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Form 10-K. There have been no material changes in our exposure to market risk during the three months ended June 30, 2008.

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

We have been involved in on going patent litigation with FutureLogic with respect to our patents U.S Patent 6,924,903 and U.S. Patent 7,099,035. On May 9, 2008, we signed a binding term sheet with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties. Under the binding term sheet, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

Item 1A.	RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2007. No changes have occurred during the three and six months ended June 30, 2008, other than we have removed the risk related to the outcome of the lawsuit with FutureLogic, Inc., as we settled the lawsuit in May 2008.

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

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, management was authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

For the three and six months ended June 30, 2008, we made no repurchases of common stock. As of June 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for approximately $7,995,000, at an average price of $7.73 per share since the inception of the Stock Repurchase Program. As of June 30, 2008, approximately $7,005,000 remains available to purchase common stock pursuant to the stock repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2008. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions are as follows:

(1) To consider and act upon a proposal to elect two directors to serve until the 2011 Annual Meeting of Stockholders or until the Director’s successor has been duly elected and qualified. The nominees were Thomas R. Schwarz and Bart C. Shuldman.

Votes cast were as follows:

	For	Withheld
Thomas R. Schwarz	9,206,205	504,901
Bart C. Shuldman	8,779,340	931,766

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. Votes cast were as follows: 9,484,442 shares for; 22,401 shares against; and 204,260 shares abstained.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 11, 2008	Steven A. DeMartino
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