Form 10-Q
period 2008-09-30
TRANSACT TECHNOLOGIES INC
filed 2008-11-10
CIK 1017303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2008
Common stock, $.01 par value	9,430,338

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except per share data)	September 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$4,078	$2,561
Receivables, net	8,172	6,128
Inventories, net	8,746	8,665
Refundable income taxes	50	51
Deferred tax assets	1,520	1,529
Other current assets	413	362

Total current assets	22,979	19,296

Fixed assets, net	5,752	6,338
Goodwill	1,469	1,469
Deferred tax assets	2,588	3,019
Intangible and other assets, net of accumulated amortization of $285 and $221, respectively	382	482

	10,191	11,308

Total assets	$33,170	$30,604

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,810	$4,688
Accrued liabilities	2,654	2,852
Deferred revenue	439	522

Total current liabilities	8,903	8,062

Deferred revenue, net of current portion	273	211
Accrued warranty, net of current portion	144	91
Deferred rent	482	507
Other liabilities	125	125

	1,024	934

Total liabilities	9,927	8,996

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at September 30, 2008 and December 31, 2007; 10,461,838 and 10,399,866 shares issued, respectively; 9,427,838 and 9,365,866 shares outstanding at September 30, 2008 and December 31, 2007, respectively	105	104
Additional paid-in capital	20,778	19,872
Retained earnings	10,257	9,449
Accumulated other comprehensive income, net of tax	98	178
Treasury stock, 1,034,000 shares, at cost	(7,995)	(7,995)

Total shareholders’ equity	23,243	21,608

Total liabilities and shareholders’ equity	$33,170	$30,604

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$17,326	$11,737	$47,930	$37,152
Cost of sales	11,432	7,852	31,797	24,574

Gross profit	5,894	3,885	16,133	12,578

Operating expenses:
Engineering, design and product development	713	791	2,119	2,284
Selling and marketing	1,430	1,618	4,397	4,968
General and administrative	1,838	1,664	5,335	5,346
Legal fees associated with lawsuit (See Note 11)	—	1,525	3,029	1,715
Business consolidation and restructuring	—	—	—	12

	3,981	5,598	14,880	14,325

Operating income (loss)	1,913	(1,713)	1,253	(1,747)

Interest and other income (expense):
Interest, net	(3)	20	(6)	58
Other, net	102	(8)	96	4

	99	12	90	62

Income (loss) before income taxes	2,012	(1,701)	1,343	(1,685)
Income tax provision (benefit)	802	(685)	535	(730)

Net income (loss)	$1,210	$(1,016)	$808	$(955)

Earnings (loss) per common share:
Basic	$0.13	$(0.11)	$0.09	$(0.10)
Diluted	$0.13	$(0.11)	$0.08	$(0.10)
Shares used in per-share calculation:
Basic	9,340	9,364	9,309	9,390
Diluted	9,630	9,364	9,509	9,390

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$808	$(955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	609	548
Incremental tax benefits from stock options exercised	—	(20)
Depreciation and amortization	1,389	1,377
Deferred income taxes	440	(1,178)
Provision for excess and obsolete inventory	100	300
Loss (gain) on sale of fixed assets	4	(22)
Changes in operating assets and liabilities:
Receivables	(2,044)	4,178
Inventories	(181)	(1,718)
Refundable income taxes	1	(164)
Other current assets	(51)	98
Other assets	22	24
Accounts payable	1,122	901
Accrued liabilities and other liabilities	(191)	(192)
Accrued restructuring expenses	—	(315)

Net cash provided by operating activities	2,028	2,862

Cash flows from investing activities:
Purchases of fixed assets	(729)	(1,951)
Proceeds from sale of assets	—	37

Net cash used in investing activities	(729)	(1,914)

Cash flows from financing activities:
Proceeds from option exercises	298	149
Purchases of common stock for treasury	—	(1,266)
Payment of deferred financing costs	—	(3)
Incremental tax benefits from stock options exercised	—	20

Net cash provided by (used in) financing activities	298	(1,100)

Effect of exchange rate changes on cash and cash equivalents	(80)	38

Net increase (decrease) in cash and cash equivalents	1,517	(114)
Cash and cash equivalents, beginning of period	2,561	3,436

Cash and cash equivalents, end of period	$4,078	$3,322

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating and engineering facility in Ithaca, NY, operates in one industry segment, market-specific printers for transaction-based industries. These industries include casino, gaming, lottery, banking, kiosk and point-of-sale. Our printers are designed based on market specific requirements and are sold under the Ithaca® and Epic product brands. We distribute our products through original equipment manufacturers, value-added resellers, selected distributors, and directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2.	Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state TransAct’s financial position as of September 30, 2008, the results of our operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Share-based payments

Stock option activity. The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	764,696	$6.95
Granted	167,500	$5.85
Exercised	(62,472)	$4.76
Forfeited	(1,500)	$5.24
Expired	(10,575)	$11.25

Options outstanding at September 30, 2008	857,649	$6.85	5.73	$2,027

Options exercisable at September 30, 2008	534,649	$6.60	3.88	$1,635

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Share-based payments (continued)

As of September 30, 2008, unrecognized compensation cost related to stock options totaled $1,234,000, which is expected to be recognized over a weighted average period of 3.9 years. The total intrinsic value of stock options exercised was $386,000 and $61,000 during the three months ended September 30, 2008 and 2007, respectively. The total intrinsic value of stock options exercised was $397,000 and $62,000, during the nine months ended September 30, 2008 and 2007, respectively.

Restricted stock activity. Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2007	106,683	$12.10
Granted	—	—
Vested	(44,583)	12.15
Forfeited	(500)	6.99

Nonvested shares at September 30, 2008	61,600	$12.10

As of September 30, 2008, unrecognized compensation cost related to restricted stock totaled $472,000, which is expected to be recognized over a weighted average period of 1.7 years. No restricted stock vested during the three months ended September 30, 2008 and 2007, respectively. The intrinsic value of restricted stock that vested was $274,000 and $280,000, during the nine months ended September 30, 2008 and 2007, respectively.

Share-based compensation expense. During the three months ended September 30, 2008 and 2007, we recognized compensation expense of $91,000 and $64,000, respectively, for stock options and $109,000 and $123,000, respectively, for restricted stock, which was recorded in our condensed consolidated statements of operations in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The income tax benefits from share-based payments recorded in the condensed consolidated statements of operations totaled $74,000 and $69,000 for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, we recognized compensation expense of $248,000 and $168,000, respectively, for stock options and $361,000 and $380,000, respectively, for restricted stock. The income tax benefits from share-based payments recorded in the condensed consolidated statements of operations totaled $226,000 and $202,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the nine months ended September 30, 2008 was $3.43. No assumptions have been disclosed for the three months ended September 30, 2008 and 2007, as no stock option grants were made during those periods. The weighted-average fair value of stock option grants for the nine months ended September 30, 2007 was $5.81.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Share-based payments (continued)

The table below indicates the key assumptions used in the option valuation calculations for options granted in the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Expected option term	Not applicable	Not applicable	5.7 years	6.0 years
Expected volatility	Not applicable	Not applicable	61.7%	71.2%
Risk-free interest rate	Not applicable	Not applicable	3.0%	4.5%
Dividend yield	Not applicable	Not applicable	0%	0%

4.	Inventories

The components of inventories, net of allowances, are:

(In thousands)	September 30, 2008	December 31, 2007
Raw materials and purchased component parts	$8,558	$8,019
Work-in-process	14	57
Finished goods	174	589

	$8,746	$8,665

5.	Accrued product warranty liability

The following table summarizes the activity recorded in the accrued product warranty liability during the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Balance, beginning of period	$483	$580	$500	$603
Additions related to warranties issued	18	30	234	246
Warranty costs incurred	(55)	(97)	(288)	(336)

Balance, end of period	$446	$513	$446	$513

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

In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the “Release Agreement”). Prior to the execution of the Release Agreement, we accrued for the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation for lease payments after May 1, 2007 and, accordingly, we reversed $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006. During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement. As of December 31, 2007, all non-cancelable lease payments related to our Wallingford, CT facility had been made.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2007:

(In thousands)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Accrual balance, beginning of period	$14	$315
Business consolidation and restructuring expenses	—	12
Cash payments	(14)	(327)

Accrual balance, end of period	$—	$—

7.	Earnings per share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$1,210	$(1,016)	$808	$(955)

Shares:
Basic: Weighted average common shares outstanding	9,340	9,364	9,309	9,390
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	290	—	200	—

Diluted: Weighted average common and common equivalent shares outstanding	9,630	9,364	9,509	9,390

Earnings (loss) per common share:
Basic	$0.13	$(0.11)	$0.09	$(0.10)
Diluted	$0.13	$(0.11)	$0.08	$(0.10)

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Earnings per share (continued)

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS. For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended September 30, 2008, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, amounted to 37,250 shares.

For the nine months ended September 30, 2008, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, amounted to 258,250 shares.

For the three and nine months ended September 30, 2007, there were 881,479 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and unvested restricted stock, that were excluded from the earnings per share calculation as such shares would be anti-dilutive due to the Company's net loss in those periods.

8.	Comprehensive income (loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$1,210	$(1,016)	$808	$(955)
Foreign currency translation adjustment	(71)	22	(80)	38

Total comprehensive income (loss)	$1,139	$(994)	$728	$(917)

9.	Stockholder’s equity

Changes in stockholders’ equity for the nine months ended September 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$21,608
Net income	808
Proceeds from issuance of shares from exercise of stock options	298
Share-based compensation expense	609
Foreign currency translation adjustment	(80)

Balance at September 30, 2008	$23,243

10.	Stock repurchase program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three and nine months ended September 30, 2008, we made no repurchases of common stock. As of September 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Commitments and contingencies

We had been involved in patent litigation with FutureLogic with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035. On May 13, 2008, we signed a Patent License and Settlement Agreement with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties. Under the Patent License and Settlement Agreement, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license granted FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

12.	Income taxes

As of September 30, 2008, we had a net deferred tax asset of $4,108,000. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of September 30, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

For the first nine months of 2008, our income tax provision and effective tax rate does not include any benefit from the federal research and development credit, as this credit expired at the end of 2007. However, in October 2008 this credit was reinstated retroactive to January 1, 2008, as part of the passage of the Emergency Economic Stabilization Act of 2008. As a result, we expect to recognize the full year 2008 income tax benefit from the federal research and development credit of approximately $100,000 in the fourth quarter of 2008, which will favorably impact our effective tax rate for the fourth quarter and full year 2008. We expect our annual effective tax rate for 2008 to be between 34% and 35% due to the recognition of certain tax credits during the fourth quarter of 2008.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions. We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002. Our federal tax returns for the years 2003 – 2007 remain open to examination, with our 2005 and 2006 federal tax return examinations completed during the three months ended September 30, 2008. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the condensed consolidated financial statements. No state or foreign tax jurisdictions are currently under examination.

As of September 30, 2008, we had $125,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we have $5,000 of accrued interest related to uncertain tax positions.

TRANSACT TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	Recently issued accounting pronouncements

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows during the three months and nine months ended September 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the three months and nine months ended September 30, 2008.

Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations” and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of this Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words. Forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Form 10-K. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements. The forward-looking statements speak only as of the date of this report and we assume no duty to update them.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2007. We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2008.

Results of Operations: Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30, 2008		Three months ended September 30, 2007		Change
(In thousands)					$	%
Banking and point-of-sale	$2,984	17.2%	$2,981	25.4%	$3	0.1%
Casino and gaming	6,681	38.6%	4,728	40.3%	1,953	41.3%
Lottery	4,728	27.3%	1,073	9.1%	3,655	340.6%
TransAct Services Group	2,933	16.9%	2,955	25.2%	(22)	(0.7)%

	$17,326	100.0%	$11,737	100.0%	$5,589	47.6%

International *	$2,982	17.2%	$2,824	24.1%	$158	5.6%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the third quarter of 2008 increased $5,589,000, or 48%, from the same period last year due primarily to higher printer shipments into our lottery (an increase of $3,655,000, or 341%), and casino and gaming markets (an increase of $1,953,000, or 41%). Sales from our TransAct Services Group decreased by $22,000, or 1%, and sales from our banking and point-of-sale market remained consistent. Overall, international sales increased by $158,000, or 6%, due to higher international shipments of our casino and gaming printers largely offset by lower international shipments in our other markets.

Banking and point-of-sale:

Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts and checks at bank teller stations. Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media. Sales of our banking and POS printers worldwide increased $3,000, or less than 1%.

(In thousands)	Three months ended September 30, 2008		Three months ended September 30, 2007		Change
					$	%
Domestic	$2,798	93.8%	$2,610	87.6%	$188	7.2%
International	186	6.2%	371	12.4%	(185)	(49.9)%

	$2,984	100.0%	$2,981	100.0%	$3	0.1%

Domestic banking and POS revenue increased to $2,798,000, representing an $188,000, or 7%, increase from the third quarter of 2007. Banking printer sales increased by approximately $100,000 due primarily to increasing sales of our new BANKjet® 2500 bank teller printer in the third quarter of 2008 compared to the third quarter of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, and the current credit crisis that we believe is negatively impacting the banking industry’s level of capital expenditures, we cannot predict if and when future sales may occur. Banking printer sales continued to be complemented by increased sales of our new Ithaca 8000® receipt/label printer for McDonalds, as well as initial sales of our second printer product, the Ithaca 8040®, for this same customer. These increases were somewhat offset by decreased sales of non-McDonalds POS printers and our legacy line of POS impact printers to our distributors. We expect sales of our legacy impact printers for the remainder of 2008 to continue to be lower than those reported for the comparable 2007 period, as these printers are being replaced by our newer thermal and inkjet printers.

International banking and POS printer shipments decreased by $185,000, or 50%, to $186,000, due primarily to lower sales to our international distributors in Latin America and Asia.

Casino and gaming:

Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide. Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”). Sales of our casino and gaming products increased by $1,953,000, or 41%, from the third quarter of 2007.

(In thousands)	Three months ended September 30, 2008		Three months ended September 30, 2007		Change
					$	%
Domestic	$4,052	60.6%	$3,087	65.3%	$965	31.3%
International	2,629	39.4%	1,641	34.7%	988	60.2%

	$6,681	100.0%	$4,728	100.0%	$1,953	41.3%

Domestic sales of our casino and gaming printers increased by $965,000, or 31%, due largely to an increase in domestic sales of our thermal casino printers, including incremental sales resulting from our new status as the default printer provider to International Game Technologies (“IGT”) beginning April 2008, despite a weak domestic casino market. The increase was also complemented by increased domestic sales of our thermal gaming printers largely for use in video lottery terminals. We expect the domestic casino and gaming market to continue to be weak for the remainder of 2008 and into 2009. In light of these negative market conditions our future sales to the domestic casino and gaming market will be unpredictable and adversely affected.

International casino and gaming printer sales increased $988,000, or 60%, to $2,629,000 in the third quarter of 2008. International sales represented 39% and 35% of total sales into our casino and gaming market during the third quarter of 2008 and 2007, respectively. This increase was due primarily to increased sales of our thermal casino printers in Asia and Australia and continued growth in sales of our new off-premise gaming printers in Europe.

Lottery:

Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications. Sales of our lottery products increased by $3,655,000, or 341%, from the third quarter of 2007, due largely to higher domestic sales of lottery printers to GTECH.

(In thousands)	Three months ended September 30, 2008		Three months ended September 30, 2007		Change
					$	%
Domestic	$4,636	98.1%	$817	76.1%	$3,819	467.4%
International	92	1.9%	256	23.9%	(164)	(64.1)%

	$4,728	100.0%	$1,073	100.0%	$3,655	340.6%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased by $3,655,000, or 341%, in the third quarter of 2008 compared to the third quarter of 2007, with domestic sales increasing $3,819,000 and international sales decreasing $164,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue. We expect total sales to GTECH for the fourth quarter of 2008 to be lower than those reported during the third quarter of 2008.

TransAct Services Group:

Revenue from the TransAct Services Group (“TSG”) includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers, accessories and shipping and handling charges. Sales from TSG decreased by $22,000, or 1%.

(In thousands)	Three months ended September 30, 2008		Three months ended September 30, 2007		Change
					$	%
Domestic	$2,858	97.4%	$2,399	81.2%	$459	19.1%
International	75	2.6%	556	18.8%	(481)	(86.5)%

	$2,933	100.0%	$2,955	100.0%	$(22)	(0.7)%

Domestic revenue from TSG increased by $459,000, or 19%, largely due to increased sales of consumable products, including higher sales of inkjet cartridges, as well as growing sales of paper and other consumable products through our new e-commerce website, TransActSupplies.com. These increases were somewhat offset by lower maintenance and repair services revenue.

Internationally, TSG revenue decreased by $481,000, or 87%, to $75,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Three months ended	$5,894	$3,885	51.7%	34.0%	33.1%

Gross profit is measured as revenue less cost of goods sold. Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses, as well as the cost of finished products purchased directly from contract manufacturers. Gross profit increased $2,009,000, or 52%, to $5,894,000 from $3,885,000 due primarily to a 48% increase in sales from the third quarter 2008 compared to the third quarter 2007. Gross margin increased to 34.0% from 33.1%, due primarily to a higher volume of sales and lower component part and labor costs resulting from our continued focus to increasingly move production of our products to Asia, partially offset by a less favorable sales mix, in the third quarter of 2008 compared to the third quarter of 2007.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Three months ended	$713	$791	(9.9)%	4.1%	6.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses for the third quarter 2008 decreased by $78,000, or 10%, due to lower professional consulting and prototype expenses, partially offset by additional compensation related expenses. Engineering and product development expenses decreased as a percentage of net sales due primarily to a higher volume of sales in the third quarter of 2008 compared to the third quarter of 2007, as well as lower expenses for the respective period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Three months ended	$1,430	$1,618	(11.6)%	8.3%	13.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Selling and marketing expenses for the third quarter of 2008 decreased by $188,000, or 12%, due to a reduced level of sales staff related expenses resulting from the cost reduction actions we took in late 2007 as well as lower promotional marketing expenses. Selling and marketing expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the third quarter of 2008 compared to the third quarter of 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Three months ended	$1,838	$1,664	10.5%	10.6%	14.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company. General and administrative expenses increased by $174,000, or 11%, due primarily to higher employee compensation related expenses, including the hiring of our new Vice President of Business Development in May 2008, partially offset by lower recruiting and professional fee expenses. General and administrative expenses decreased as a percentage of net sales due primarily to a higher volume of sales, partially offset by higher expenses in the third quarter of 2008 as compared to the third quarter of 2007.

Legal Fees associated with lawsuit. During the third quarter of 2008, we did not incur any legal fees related to the recently settled lawsuit with FutureLogic, Inc. compared to $1,525,000 in the third quarter of 2007. The substantial decrease was due to the settlement of our litigation with FutureLogic, Inc. in May 2008. As a result of this settlement, we do not expect to incur any additional legal fees related to the lawsuit for the remainder of 2008. See “Item 1 - Legal Proceedings” in Part II of this report for more information.

Operating Income (Loss). Operating income (loss) information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Three months ended	$1,913	$(1,713)	211.7%	11.0%	(14.6)%

During the third quarter of 2008, we reported operating income of $1,913,000, or 11.0% of net sales, compared to an operating loss of ($1,713,000), or (14.6%) of net sales in the third quarter of 2007. The increase in our operating income and operating margin was primarily due to higher sales volume and gross profit, as well as lower operating expenses (primarily no legal expense related to the FutureLogic lawsuit in the third quarter of 2008 compared to $1,525,000 in the third quarter of 2007).

Interest. We recorded net interest expense of $3,000 in the third quarter of 2008 compared to net interest income of $20,000 in the third quarter of 2007. The decrease was largely due to a lower overall rate of return on our invested cash balance due to the decreasing rate environment, as well as a lower average cash balance in the third quarter of 2008 compared to the third quarter of 2007. See “Liquidity and Capital Resources” below for more information.

Other Income (Expense). We recorded other income of $102,000 in the third quarter of 2008 due primarily to transaction exchange gains recorded by our UK subsidiary resulting from the significant strengthening of the U.S. dollar against the British pound during the third quarter of 2008. We recorded other expense of $8,000 in the third quarter of 2007.

Income Taxes. We recorded an income tax provision for the third quarter of 2008 of $802,000 at an effective tax rate of 39.9%, compared to an income tax benefit during the third quarter of 2007 of $685,000 at an effective tax rate of 40.3%. Our effective tax rate for the third quarter of 2008 does not include any benefit from the federal research and development credit, as this credit expired at the end of 2007. However, in October 2008 this credit was reinstated retroactive to January 1, 2008, as part of the passage of the Emergency Economic Stabilization Act of 2008. As a result, we expect to recognize the full year 2008 income tax benefit from the federal research and development credit of approximately $100,000 in the fourth quarter of 2008, which will favorably impact our effective tax rate for the fourth quarter and full year 2008. We expect our annual effective tax rate for 2008 to be between 34% and 35%.

Net Income (Loss). We reported net income during the third quarter of 2008 of $1,210,000, or $0.13 per diluted share, compared to a net loss of ($1,016,000), or ($0.11) per diluted share, for the third quarter of 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net Sales. Net sales by market for the nine months ended September 30, 2008 and 2007 were as follows:

(In thousands)	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Change
					$	%
Banking and point-of-sale	$8,730	18.2%	$8,705	23.4%	$25	0.3%
Casino and gaming	16,958	35.4%	13,883	37.4%	3,075	22.1%
Lottery	13,124	27.4%	4,697	12.6%	8,427	179.4%
TransAct Services Group	9,118	19.0%	9,867	26.6%	(749)	(7.6)%

	$47,930	100.0%	$37,152	100.0%	$10,778	29.0%

International *	$7,735	16.1%	$8,769	23.6%	$(1,034)	(11.8)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2008 increased $10,778,000, or 29%, from the prior year’s first nine months due primarily to higher printer shipments into our lottery (an increase of $8,427,000, or 179%) and casino and gaming (an increase of $3,075,000, or 22%) markets. Sales from TSG decreased by $749,000, or 8%. Overall, international sales decreased by $1,034,000, or 12%. The decrease in TSG sales and international sales were due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and point-of-sale:

Sales of our banking and POS printers worldwide increased $25,000, or less than 1%.

(In thousands)	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Change
					$	%
Domestic	$8,058	92.3%	$7,675	88.2%	$383	5.0%
International	672	7.7%	1,030	11.8%	(358)	(34.8)%

	$8,730	100.0%	$8,705	100.0%	$25	0.3%

Domestic banking and POS revenue increased to $8,058,000, representing a $383,000, or 5%, increase from the first nine months of 2007. Banking printer sales increased by approximately $600,000 due largely to incremental sales of our first generation BANKjet® 1500 bank teller printer to an existing customer as well as increasing sales of our new BANKjet® 2500 bank teller printer in the first nine months of 2008 compared to the first nine months of 2007. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, and the current credit crisis that we believe is negatively impacting the banking industry’s level of capital expenditures, we cannot predict if and when future sales may occur. Our increased banking printer sales were also complemented by increased sales of our new Ithaca® 8000 thermal receipt/label printer for McDonalds, as well as initial sales of our second printer product, the Ithaca® 8040, for this same customer. We also experienced increased sales of our legacy line of POS impact printers to our distributors. Although we experienced higher sales of legacy impact printers in the first nine months of 2008 compared to the first nine months of 2007, we expect sales of these printers for the remainder of 2008 to be lower than those reported for the comparable 2007 period, as these printers are being replaced by our newer thermal and inkjet printers. These increases were largely offset by the non-recurring sales of a discontinued inkjet printer to a single customer in the first quarter of 2007.

International banking and POS printer shipments decreased by $358,000, or 35%, to $672,000, due primarily to lower sales to our international POS distributors in Europe, Latin America, and Asia.

Casino and gaming:

Sales of our casino and gaming products increased by $3,075,000, or 22%, from the first nine months of 2007, due to increased sales of our thermal casino and gaming printers both domestically and internationally.

(In thousands)	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Change
					$	%
Domestic	$10,606	62.5%	$8,621	62.1%	$1,985	23.0%
International	6,352	37.5%	5,262	37.9%	1,090	20.7%

	$16,958	100.0%	$13,883	100.0%	$3,075	22.1%

Domestic sales of our casino and gaming printers increased by $1,985,000, or 23%, due largely to an increase in domestic sales of our thermal casino printers, including incremental sales beginning in the second quarter of 2008 resulting from our new status as default printer provider to IGT beginning April 2008, despite a weak domestic casino market. We expect the domestic casino and gaming market to continue to be weak for the remainder of 2008 and into 2009. In light of these negative market conditions our future sales to the domestic casino and gaming market will be unpredictable and adversely affected.

International casino and gaming printer sales increased $1,090,000, or 21%, to $6,352,000 in the first nine months of 2008. International sales represented 38% of total sales into our casino and gaming market during the first nine months of 2008 and 2007. This increase was due primarily to increased sales of our gaming printers in Europe, including growing sales of our new off-premise gaming printers, partly offset by lower international slot printer sales to Australia due to a slowdown in the conversion to ticket-in, ticket-out slot machines in this market.

Lottery:

Sales of our lottery products increased by $8,427,000, or 179%, from the first nine months of 2007, due to higher sales of lottery printers to GTECH, both domestically and internationally.

(In thousands)	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Change
					$	%
Domestic	$12,691	96.7%	$4,322	92.0%	$8,369	193.6%
International	433	3.3%	375	8.0%	58	15.5%

	$13,124	100.0%	$4,697	100.0%	$8,427	179.4%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased by $8,427,000, or 179%, in the first nine months of 2008 compared to the first nine months of 2007, with domestic sales increasing $8,369,000 and international sales increasing $58,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter. Our sales to GTECH are not indicative of GTECH’s overall business or revenue. We expect total sales to GTECH for the fourth quarter of 2008 to be lower than those reported during the third quarter of 2008.

TransAct Services Group:

Sales from TSG decreased by $749,000, or 8%.

(In thousands)	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Change
					$	%
Domestic	$8,840	97.0%	$7,765	78.7%	$1,075	13.8%
International	278	3.0%	2,102	21.3%	(1,824)	(86.8)%

	$9,118	100.0%	$9,867	100.0%	$(749)	(7.6)%

Domestic revenue from TSG increased by $1,075,000, or 14%, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we continue to benefit from the agreement we signed in August 2006 to supply inkjet cartridges as well as growing sales of paper and other consumable products through our new e-commerce website, TransActSupplies.com. The increase in domestic TSG revenue was also due, to a lesser extent, to higher maintenance and repair services revenue for the first nine months of 2008 as we renew and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™. These increases were somewhat offset by a decline in the sales of spares and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue decreased by $1,824,000, or 87%, to $278,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom. The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide. As a result, we expect international TSG revenue to be lower in 2008 compared to 2007.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Nine months ended	$16,133	$12,578	28.3%	33.7%	33.9%

Gross profit increased $3,555,000, or 28%, to $16,133,000 from $12,578,000, due primarily to a 29% increase in sales from the first nine months of 2008 compared to the first nine months of 2007. Gross margin decreased to 33.7% from 33.9%, due primarily to a less favorable sales mix, and, to a lesser extent, higher freight expenses, partially offset by a higher volume of sales, in the first nine months of 2008 compared to the first nine months of 2007.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Nine months ended	$2,119	$2,284	(7.2)%	4.4%	6.1%

Engineering, design and product development expenses decreased by $165,000, or 7%, to $2,119,000, due primarily to lower outside design, prototype, development, and professional consulting related expenses. Engineering and product development expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first nine months of 2008 compared to the first nine months of 2007.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Nine months ended	$4,397	$4,968	(11.5)%	9.2%	13.4%

Selling and marketing expenses for the first nine months of 2008 decreased by $571,000, or 12%, due primarily to a reduced level of sales staff related expenses resulting from the cost reduction actions we took in late 2007 as well as lower trade show and other promotional marketing expenses. Selling and marketing expenses decreased as a percentage of net sales due primarily to a higher volume of sales as well as lower expenses in the first nine months of 2008 compared to the first nine months of 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Nine months ended	$5,335	$5,346	(0.2)%	11.1%	14.4%

General and administrative expenses decreased by $11,000, or less than 1%, due primarily to lower legal expenses related to general corporate matters, recruitment related expenses, and professional fees. These decreases were partially offset by higher compensation related expenses, including the hiring of our new Vice President of Business Development in May 2008, increased rent and facility-related expenses, including depreciation expense on purchases of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT that we moved into during the second quarter of 2007. General and administrative expenses decreased as a percentage of net sales due primarily to a higher volume of sales in the first nine months of 2008 as compared to the first nine months of 2007.

Legal Fees associated with lawsuit. During the first nine months of 2008, we incurred $3,029,000 of legal fees related to the recently settled lawsuit with FutureLogic, Inc. compared to $1,715,000 in the first nine months of 2007. The substantial increase was due to the settlement of our litigation with FutureLogic, Inc. in May 2008. As a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit for the remainder of 2008. See “Item 1 - Legal Proceedings” in Part II of this report for more information.

Operating Income (Loss). Operating income (loss) information is summarized below (in thousands, except percentages):

	September 30,		Percent Change	Percent of Total Sales – 2008	Percent of Total Sales – 2007
	2008	2007
Nine months ended	$1,253	$(1,747)	171.7%	2.6%	(4.7)%

During the first nine months of 2008, we reported operating income of $1,253,000, or 2.6% of net sales, compared to an operating loss of ($1,747,000), or (4.7%) of net sales in the first nine months of 2007. The increase in our operating income and increase in operating margin was due primarily to a higher volume of sales and gross profit as well as lower operating expenses, excluding legal fees associated with the recently settled lawsuit with FutureLogic, Inc., in the first nine months of 2008 compared to that of 2007.

Interest. We recorded net interest expense of $6,000 in the first nine months of 2008 compared to net interest income of $58,000 in the first nine months of 2007. The decrease was largely due to a lower average cash balance in the first nine months of 2008 compared to the first nine months of 2007, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment. See “Liquidity and Capital Resources” below for more information.

Other Income. We recorded other income of $96,000 in the first nine months of 2008 compared to other income of $4,000 in the first nine months of 2007. The increase was due primarily to transaction exchange gains recorded by our UK subsidiary resulting from the significant strengthening of the U.S. dollar against the British pound primarily in the third quarter of 2008.

Income Taxes. We recorded an income tax provision for the first nine months of 2008 of $535,000 at an effective tax rate of 39.8%. During the first nine months of 2007 we recorded an income tax benefit of $730,000 at an effective tax rate of 43.3%, largely due to an increase in the recognition of certain tax credits. Our effective tax rate for the first nine months of 2008 does not include any benefit from the federal research and development credit, as this credit expired at the end of 2007. However, in October 2008 this credit was reinstated retroactive to January 1, 2008, as part of the passage of the Emergency Economic Stabilization Act of 2008. As a result, we expect to recognize the full year 2008 income tax benefit from the federal research and development credit of approximately $100,000 in the fourth quarter of 2008, which will favorably impact our effective tax rate for the fourth quarter and full year 2008. We expect our annual effective tax rate for 2008 to be between 34% and 35% due to the recognition of certain tax credits during the fourth quarter of 2008.

Net Income (Loss). We reported a net income during the first nine months of 2008 of $808,000, or $0.08 per diluted share, compared to a net loss of ($955,000), or ($0.10) per diluted share, for the first nine months of 2007.

Liquidity and Capital Resources

Cash Flow

In the first nine months of 2008, our cash flows reflected the results of higher sales volume partially offset by higher legal fees related to the recently settled lawsuit with FutureLogic, Inc.. After funding $729,000 of capital expenditures and incurring $3,029,000 of legal fees related to the recently settled lawsuit with FutureLogic, our cash balance increased by $1,517,000 from December 31, 2007. We ended the first nine months of 2008 with approximately $4,100,000 in cash and cash equivalents and no debt outstanding.

Operating activities: The following significant factors affected our cash provided by operations of $2,028,000 in the first nine months of 2008 as compared to our cash provided by operations of $2,862,000 in the first nine months of 2007:

During the first nine months of 2008:

•	We reported net income of $808,000.

•	We recorded depreciation, amortization, and non-cash compensation expense of $1,998,000.

•	We recorded non-cash deferred income tax expense of $440,000.

•	Accounts receivable increased by $2,044,000 due to higher sales in the first nine months of 2008 compared to the first nine months of 2007.

•	Gross inventories increased by $181,000 due to higher stocking levels resulting from initiatives to increasingly move production to Asia and increased sales volume.

•	Accounts payable increased by $1,122,000 due to higher inventory purchases related to higher sales volume during the first nine months of 2008.

•

Accrued liabilities and other liabilities decreased by $191,000 due primarily to lower accrued legal fees primarily related to the recently settled lawsuit with FutureLogic, Inc. during the first nine months of 2008.

During the first nine months of 2007:

•	We reported a net loss of $955,000.

•	We recorded depreciation, amortization, and non-cash compensation expense of $1,925,000.

•	We recorded non-cash deferred income tax benefit of $1,178,000.

•	Accounts receivable decreased by $4,178,000 due to lower sales during the first nine months of 2007, and improved collection efforts.

•

Gross inventories increased by $1,718,000 due to an increase in consigned inventory programs with certain of our customers, and higher stocking levels resulting from our initiatives to move increased production to Asia.

•	Accounts payable increased by $901,000 due to higher inventory purchases and the timing of payments during the first nine months of 2007.

•

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

•	Accrued restructuring expenses decreased by $315,000 due largely to payments made on our Wallingford, CT lease obligation.

Investing activities: Our capital expenditures were $729,000 and $1,951,000 in the first nine months of 2008 and 2007, respectively. Expenditures in 2008 included approximately $389,000 for the purchase of new product tooling, $250,000 for the purchase of computer, networking equipment, and software, $82,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements. Expenditures in 2007 included approximately $1,247,000 for the purchase of leasehold improvements and office furniture for our new corporate headquarters in Hamden, CT, $121,000 for the purchase of leasehold improvements and office furniture for our new Eastern Region service center in New Britain, CT, $290,000 for the purchase of new computer hardware and software including outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling. Capital expenditures for 2008 are expected to be approximately $1,000,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities: We generated $298,000 of cash from financing activities during the first nine months of 2008 from proceeds from stock option exercises. During the first nine months of 2007, we used $1,100,000 in financing activities, largely due to the repurchase of $1,266,000 of Company stock, partially offset by proceeds from stock option exercises of $149,000 during the first nine months of 2007.

Working Capital

Our working capital increased to $14,076,000 at September 30, 2008 from $11,234,000 at December 31, 2007. Our current ratio increased to 2.6 to 1 at September 30, 2008 compared to 2.4 to 1 at December 31, 2007. The increase in both our working capital and current ratio was largely due to higher cash and cash equivalents and receivables balances resulting from higher sales, partly offset by higher accounts payable balances.

Deferred Taxes

As of September 30, 2008, we had a net deferred tax asset of $4,108,000. In order to utilize this deferred tax asset, we will need to generate approximately $11.7 million of taxable income in future years. In two of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets. However, based on our current projection of future taxable income as of September 30, 2008, we believe that it is more likely than not that the existing net deferred tax asset will be realized. However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax asset, which may have a material adverse effect on our results of operations and financial condition.

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

As of September 30, 2008, we had no balances outstanding on the revolving credit line. Undrawn commitments under the TD Banknorth Credit facility were $20,000,000 at September 30, 2008.

Stock Repurchase Program

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010. During the three and nine months ended September 30, 2008, we made no repurchases of common stock. As of September 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for $7,995,000, at an average price of $7.73 per share, since the inception of the Stock Repurchase Program.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows during the three months and nine months ended September 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the three months and nine months ended September 30, 2008.

Business Combinations: In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations” and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of this Statement.

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

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Form 10-K. There have been no material changes in our exposure to market risk during the three months ended September 30, 2008.

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

We had been involved in patent litigation with FutureLogic with respect to our patents U.S Patent 6,924,903 and U.S. Patent 7,099,035. On May 13, 2008, we signed a Patent License and Settlement Agreement with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties. Under the Patent License and Settlement Agreement, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology. The license granted FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

Item 1A.	RISK FACTORS

Risk factors that may impact future results include those disclosed in our Form 10-K for the year ended December 31, 2007. No changes have occurred during the three and nine months ended September 30, 2008, other than we have removed the risk related to the outcome of the lawsuit with FutureLogic, Inc., as we settled the lawsuit in May 2008 as well as the addition of the risk noted below.

Current economic conditions and market disruptions may adversely affect our business and results of operations.

As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown could lead to reduced capital spending by end users, which could adversely affect our product sales. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases and operations and to perform their obligations with the Company. The tightening could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in our sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against foreign currencies could negatively impact our customer pricing and adversely affect our results.

We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

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

Item 2.	STOCK REPURCHASE

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, management was authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million. In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

For the three and nine months ended September 30, 2008, we made no repurchases of common stock. As of September 30, 2008, we have repurchased a total of 1,034,000 shares of common stock for $7,995,000, at an average price of $7.73 per share since the inception of the Stock Repurchase Program. As of September 30, 2008, $7,005,000 remains available to purchase common stock pursuant to the Stock Repurchase Program.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 10, 2008	Steven A. DeMartino
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