Form 10-K
period 2008-12-31
TRANSACT TECHNOLOGIES INC
filed 2009-03-16
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number: 0-21121
______________________________________________________________________

______________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	06-1456680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT	06518
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code 203-859-6800
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $.01 per share	NASDAQ Global Market
______________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.
Yes ☐ No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☒

As of June 30, 2008 the aggregate market value of the registrant's issued and outstanding voting stock held by non-affiliates of the registrant was $72,000,000.

As of February 28, 2009, the registrant had outstanding 9,303,238 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009 – Part III (Items 10-14).

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

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents.  We focus on three core markets: (1) banking and point-of-sale (“POS”), (2) casino and gaming and (3) lottery.  We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  In addition, we have a strong focus on the after-market side of the business, through our TransAct Services Group, with a growing commitment to printer service, supplies and spare parts.  We have one primary operating facility located in Ithaca, NY, our printer sales headquarters and western region service center in Las Vegas, NV, an eastern region service center located in New Britain, CT, a European sales and service center in the United Kingdom, and a sales office located in Macau and two other sales offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

Financial Information about Segments
We have determined that we operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

Products and Services
Printers
TransAct designs, develops, assembles and markets a broad array of transaction-based printers utilizing inkjet, thermal and impact printing technology for applications requiring up to 60 character columns, primarily in the banking, POS, casino, gaming and lottery markets.  Our printers are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color.  In addition to our configurable printers, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

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

Lottery:  We supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals, with an approximate 70% market share.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming establishments worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print coupons/promotions.  In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Video lottery terminals (“VLT”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.

TransAct Services Group
Through our TransAct Services Group, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper and other transaction supplies), replacement parts and maintenance services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service TransAct XpressSM, and other repair services for our printers.  Within the United States, we provide repair services through our eastern region service center in New Britain, CT and our western region service center in Las Vegas, NV.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information.  Technical and sales support personnel receive training on all of our manufactured products and our services.

In addition to personalized telephone and technical support, we also market and sell consumable products 24 hours a day, seven days a week, via our online webstore www.transactsupplies.com.

Product Warranty
Our printers generally carry up to a two-year limited warranty against defects in material and workmanship.  Defective equipment may be returned to any of our service centers, or our assembly facility in Ithaca, NY for newly-released printers only, for repair or replacement during the applicable warranty period.

Production, Manufacturing and Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  During 2008, we began a program to transfer final assembly for approximately 70% of our total printer production to a third-party contract manufacturer in China by the end of 2009.   As of December 31, 2008, we had transferred approximately 30% of our total production to this contract manufacturer, and we expect the remaining 40% to be transferred during 2009.  Over the remainder of 2009, we will continue to finalize assembly for some of our products in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors or contract manufacturers around the world.  However, we plan to decrease in-house printer production in Ithaca, NY by printer model as the assembly of that printer model is transferred to our contract manufacturer.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  With the transition of 70% of our production to our contract manufacturer, during 2009 we expect purchases of component parts will decline, while purchases of fully-assembled printers will increase, as in-house printer assembly in Ithaca, NY declines and assembly by our contract manufacturer increases.  Furthermore, during this transition, we expect inventories to temporarily rise, as we plan to increase our stocking levels to ensure product availability to meet our customers’ demands.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

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

Okidata Americas, Inc. (“Okidata”) is the sole supplier for an impact printer component kit consisting of a printhead, control board and carriage (the “Oki Kit”) that is used in all of our Ithaca® brand impact printers.  The loss of the supply of Oki Kits would have a material adverse effect on TransAct.  However, sales of impact printers continue to decline as sales of these printers are replaced by sales of thermal and inkjet printers.  As such, we believe that any possible loss of supply of Oki Kits will continue to have less of an impact on TransAct in 2009 and beyond.  Although we do not have a supply agreement with Okidata, our relationship with Okidata remains strong and we have no reason to believe that Okidata will discontinue its supply of Oki Kits to us during 2009 or that their terms to us will be any less favorable than they have been historically.

Patents and Proprietary Information
We have significantly expanded our patent portfolio since 2002, and expect to continue to do so in the future.  We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future.  We hold 23 United States and 19 foreign patents and have 8 United States and 72 foreign patent applications pending pertaining to our products.  The duration of these patents range from 10 to 18 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do United States laws. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Certain Customers
We currently have an ongoing OEM purchase agreement, as amended in February 2006 (the “GTECH Thermal Printer Agreement”) with GTECH that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012.  During 2008, sales to GTECH accounted for 28% of our net sales, and no other customer individually accounted for more than 10% of total net product sales.  Firm purchase orders for printers under the GTECH Thermal Printer Agreement may be placed as required by GTECH.  Prior to this agreement, we had a purchase agreement with GTECH that provided for the sale of impact on-line lottery printers and spare parts through December 31, 2004.  Because our new thermal on-line lottery printer is a replacement for our impact on-line printer, we do not expect any further shipments of impact on-line lottery printers.  However, we do expect to continue to sell spare parts to GTECH for the remaining installed base of impact on-line lottery printers, although we expect such sales to decline as the installed base of impact on-line lottery printers are replaced with our thermal printer.

Backlog
Our backlog of firm orders was approximately $9,994,000 as of February 28, 2009, compared to $9,123,000 as of February 29, 2008.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2009.

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

In the banking and POS market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell.  We also compete, to a much lesser extent, with Transaction Printer Group, Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Resources, Inc., Addmaster, and Samsung/Bixolon.  Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

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

Research and Development Activities
We spent approximately $2,942,000, $3,129,000 and $2,824,000 in 2008, 2007 and 2006, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize existing products.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of February 28, 2009, TransAct and our subsidiaries employed 151 persons, of whom 150 were full-time and 1 was a temporary employee.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary located in the United Kingdom, which had sales to its customers of $120,000, $2,121,000 and $2,722,000 in 2008, 2007 and 2006, respectively.  We had export sales from our domestic operations of approximately $10,006,000, $8,674,000 and $11,416,000 in 2008, 2007 and 2006, respectively.  Total international sales, which include sales from our foreign subsidiary and export sales from our domestic operations, were approximately $10,126,000, $10,795,000 and $14,138,000 in 2008, 2007 and 2006, respectively.

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

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	51	Chairman of the Board, President and Chief Executive Officer
Steven A. DeMartino	39	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf	59	Executive Vice President-Engineering
James B. Stetson	52	Senior Vice President and Business Manager of the TransAct Services Group
Tracey S. Chernay	49	Senior Vice President-Sales and Marketing
Andrew Hoffman	51	Senior Vice President-Operations

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
As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions.  The financial, casino and gaming industries have been more severely impacted by the current economic downturn than other industries and this may lead our customers in these industries to reduce, or discontinue, spending on our products which could adversely impact our business. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of additional ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies.  The slowdown could lead to reduced capital spending by end users, which could adversely affect our product sales.  The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases and operations and to perform their obligations with the Company.  The tightening could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in our sales, could lead to excess inventory and require additional reserves for obsolescence.  Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against foreign currencies could negatively impact our customer pricing and adversely affect our results.

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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section:

•	market acceptance of our products, both domestically and internationally;
•	development of new competitive printers by others;
•	our responses to price competition;
•	our level of research and development activities;
•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;
•	changes in the amount we spend to promote our products and services;
•	changes in the cost of satisfying our warranty obligations and servicing our installed base of printers;
•	delays between our expenditures to develop and market new or enhanced printers and consumables and the generation of sales from those products;
•	the geographic distribution of our sales;
•	availability of third-party components at reasonable prices;
•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
•	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers or suppliers facilities; and
•	changes in accounting rules.

Due to all of the foregoing factors, and the other risks discussed in this report, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

We depend on key personnel, the loss of which could materially impact our business.
Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either Bart C. Shuldman, the Company's Chairman of the Board, President and Chief Executive Officer, or Steven A. DeMartino, Executive Vice President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

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

In addition, the stock market has experienced significant price fluctuations in recent years.  Broad market fluctuations, general economic conditions and specific conditions in the industries in which we operate may adversely affect the market price of our common stock.

Limited trading volume of our capital stock may contribute to its price volatility.
Our common stock is traded on the NASDAQ Global Market.  During the twelve months ended December 31, 2008, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 66,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  If any analyst were to discontinue coverage of our common stock, our trading volume may be further reduced.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

If we were to lose a patent lawsuit in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose a patent lawsuit in which we are claiming that another party’s products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations.  In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our own intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

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

We have outsourced a large portion of the assembly of our printers to a contract manufacturer and will be dependent on them for the manufacturing of such printers.  A failure by this contract manufacturer , or any disruption in such manufacturing, may adversely affect our business results.
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers to a contract manufacturer in China.

However, to the extent we rely on a third party service provider for manufacturing services, we may incur increased business continuity risks.  We will no longer be able to exercise control over the assembly of certain of our printers or any related operations or processes, including the internal controls associated with operations and processes conducted and the quality of our products assembled by the contract manufacturer.  If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected.

In addition, if the contract manufacturer experiences business difficulties or fails to meet our manufacturing needs, then we may be unable to meet production requirements, may lose revenue and may not be able to maintain relationships with our customers.  Without the contract manufacturer continuing to manufacture our products and the continuing operation of the contract manufacturer’s facility, we will have limited means for the final assembly of a majority of our printers until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

The increased elements of risk that arise from conducting certain operating processes in foreign jurisdictions may lead to an increase in reputational risk.

Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations.  In addition, the business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers resulting from our inability to produce products for them.

The contract manufacturer has access to our intellectual property, which increases the risk of infringement or misappropriation of this intellectual property.

We source some of our component parts and consumable products from sole source suppliers; any disruptions may impact our ability to manufacture and sell our products.
A disruption in the supply of such component parts and consumable products could have a material adverse effect on our operations and financial results.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters is currently located in Hamden, CT.  Our global engineering and assembly facility is located in Ithaca, NY.  We also maintain a facility in Las Vegas, NV that serves as our global printer sales headquarters and western region service center.  Our eastern region service center is currently located in New Britain, CT.

Our principal facilities as of December 31, 2008 are listed below:
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 28, 2009, there were 575 holders of record of the common stock.  The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2008 and 2007 were as follows:

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	High	Low	High	Low
First Quarter	$5.67	$3.58	$10.10	$6.75
Second Quarter	9.50	4.80	7.80	5.95
Third Quarter	13.75	6.84	6.80	5.70
Fourth Quarter	8.98	3.25	6.56	4.70

No dividends on common stock have been declared and we do not anticipate declaring dividends in the foreseeable future.  Our credit agreement with TD Banknorth, N.A. prohibits the payment of cash dividends on our common stock for the term of the agreement.

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

The following table summarizes repurchases of our common stock in the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2008 – October 31, 2008	-	$-	-	$7,005,000
November 1, 2008 – November 30, 2008	130,100	$4.17	130,100	$6,462,000
December 1, 2008 – December 31, 2008	-	$-	-	$6,462,000
Total	130,100	$4.17	130,100

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2003 through December 31, 2008, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2003 in each of the Company’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TransAct Technologies Incorporated Common Stock	$100.00	$131.58	$48.67	$51.13	$29.51	$28.28
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$108.83	$111.14	$122.12	$132.43	$63.87
Nasdaq Computer Manufacturer Stocks Index	$100.00	$130.76	$133.80	$137.02	$199.02	$83.60

Item 6. Selected Financial Data (in thousands, except per share amounts).
The following is summarized from our audited financial statements of the past five years:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Net sales	$62,207	$48,766	$64,328	$51,091	$59,847
Gross profit	20,950	15,996	22,365	15,590	22,042
Operating expenses	19,089	19,751	16,277	15,366	13,591
Operating income (loss)	1,861	(3,755)	6,088	224	8,451
Net income (loss)	1,444	(2,274)	3,916	377	5,458
Net income (loss) per share:
Basic	0.16	(0.24)	0.41	0.04	0.55
Diluted	0.15	(0.24)	0.40	0.04	0.51

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$32,234	$30,414	$33,706	$29,332	$34,099
Working capital	15,051	11,338	16,643	15,375	20,511
Shareholders’ equity	23,282	21,608	24,290	21,257	23,715

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

Overview
2008 was a year of positive achievements for TransAct as compared to 2007.  During 2008, we focused on and delivered sales growth and delivered across the majority of our sales units, both domestically and internationally.  During 2008, we shipped a record 196,000 printers, led by record sales of our Epic 950® casino printer and significantly higher sales of our online thermal lottery printer.  Our sales success was also complemented by improved gross margin, operating margin and earnings per share.

We continue to focus on sales growth in our core markets (banking and POS, casino and gaming, lottery, and in our TransAct Services Group) to drive increased profitability.  During 2008, our total net sales increased by 28% to approximately $62,207,000.  See the table below for a breakdown of our sales by market.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Banking and POS	$11,866	19.1%	$11,046	22.6%	$820	7.4%
Casino and gaming	22,299	35.8%	19,438	39.9%	2,861	14.7%
Lottery	15,731	25.3%	5,900	12.1%	9,831	166.6%
TransAct Services Group	12,311	19.8%	12,382	25.4%	(71)	(0.6)%
Total net sales	$62,207	100.0%	$48,766	100.0%	$13,441	27.6%

We experienced an increase of approximately 7% in sales of Banking and POS printers in 2008.  Sales of our Bankjet® line of inkjet bank teller printers increased due to incremental sales of our first generation BANKjet® 1500 bank teller printer as well as initial sales of our newly-launched, next generation BANKjet® 2500 bank teller printer.  In addition to higher banking printer sales, we also experienced a slight increase in sales from our line of POS printers due primarily to sales of our two new printer products for McDonalds – (1) the Ithaca® 8000 thermal receipt/label printer which will be used to print either a receipt at the front counter or a label at the grill station and (2) the Ithaca ® 8040 label printer which will be used to print labels for McDonalds new combined beverage initiative.  Sales of our legacy line of POS impact printers, as these printers continue to be replaced by our newer thermal and inkjet printers.  We expect sales of our legacy POS impact printers to continue to decline during 2009, as these printers continue to be replaced by our newer thermal and inkjet printers.

In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, primarily in the United States, Europe and Australia, as well as in the emerging Asian market, including Macau.  During 2008, despite a weak domestic casino market, our domestic casino and gaming printer sales increased by 12% from 2007 due largely to International Game Technologies (“IGT”) awarding us default status as default printer provider, which began in April of 2008.  Internationally, casino and gaming printer sales increased by 20% to $7.9 million, largely due to sales growth of our off-premise gaming printers to Europe.

On the lottery side, we continue to hold a leading position based on our long-term purchase agreement with Lottomatica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals, with approximately a 70% market share.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In fact, our contract with GTECH continues through 2012.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2008, we experienced a record level of sales compared to historical sales levels from GTECH, with total printer sales increasing by approximately $9,987,000, or 189%, compared to 2007.  However, our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

Our TransAct Services Group (“TSG”), which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a substantial growth opportunity and recurring revenue stream for TransAct.  Even with declining sales of replacement parts for legacy impact printers as the installed base of these printers in the market declines, TSG domestic revenue continued to increase in 2008 by 17% from 2007.  During 2008, our domestic sales benefited from higher inkjet cartridge sales resulting from the previously signed agreement with a leading national office supply chain to supply inkjet cartridges in 2006 as well as expanding sales of paper and other consumable products through our e-commerce website, TransActSupplies.com.  Internationally, TSG sales declined due to the decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom.  The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide.

Operationally, both our gross margin and operating margin showed marked improvement from 2007.  During 2008, our gross margin increased to 33.7% compared to 32.8% in 2007, due primarily to higher sales volume combined with lower product costs and increased absorption of certain manufacturing overhead expenses as we continue to transfer our domestic, in-house production of our products to a lower cost contract manufacturer in China.  Our operating margin also increased to 3.0% in 2008 compared to (7.7%) in 2007, as our operating expenses decreased by 3% due to cost reduction programs we put in place at the end of 2007 and our sales increased by 28%.

Overall, we reported net income of $1.4 million and net income per share (diluted) of $0.15 per share for 2008.  We also utilized cash during 2008 to fund $979,000 of capital expenditures and repurchase $543,000 of our common stock, and we finished the year with $2.0 million of cash and no debt on our balance sheet as of December 31, 2008.

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

Revenue Recognition – Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within SAB 104, “Revenue Recognition.”   Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectablity is reasonably assured.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2008 was $55,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.  As of December 31, 2008, we had accounts receivable balances due from two customers of approximately 20% and 10%, respectively, of the total balance due, and no other customer accounts receivable balance exceeded 10%.  As of December 31, 2007, we had accounts receivable balances due from three customers of 13%, 12% and 10% of the total balance due, respectively, and no other customer accounts receivable balance exceeded 10%.

Inventory – Our inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.  Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income.  As of December 31, 2008, our net inventory included a reserve of $3,050,000, or 23.5% of gross inventory, to write inventory down to lower of cost or market.

Goodwill – We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  We completed our last assessment as of December 31, 2008.  Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value.  Goodwill amounted to $1,469,000 at December 31, 2008 and we have determined that no goodwill impairment has occurred.

Income Taxes – In preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We then assess the likelihood that the deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.

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

We adopted FIN 48 with an effective date of January 1, 2007.  Retrospective application of FIN 48 was prohibited.  As a result of the implementation, we recognized a decrease to reserves for uncertain tax positions.  This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet as of December 31, 2007.

As of December 31, 2008, we recorded a net deferred tax asset of approximately $3,813,000 and a tax reserve of $44,000, primarily on portions of certain tax credits.  We will need to recognize approximately $10.9 million in future taxable income in order to realize all of our deferred tax assets at December 31, 2008.  In one of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets.  However, based on our current projection of future taxable income as of December 31, 2008, no valuation allowance is considered necessary.  Should circumstances change and we determine that some or all of the deferred taxes would not be realized, a valuation allowance would be recorded, resulting in a charge to income in the period such determination is made.

Restructuring – In February 2001, we announced plans to establish a global engineering and manufacturing center at our Ithaca, NY facility.  As part of this strategic decision, we undertook a plan to consolidate all manufacturing and engineering into our existing Ithaca, NY facility and close our Wallingford, CT manufacturing facility (the “Consolidation”).  As of December 31, 2001, we successfully transferred substantially all our Wallingford operations to Ithaca, NY, with the exception of our corporate headquarters and a service center that remains in Connecticut.  The closing of the Wallingford manufacturing facility resulted in the termination of employment of approximately 70 production, administrative and management employees.

In connection with the Consolidation of manufacturing facilities in 2001, we recorded significant accruals. Through December 31, 2007, we recognized approximately $5.5 million of expenses associated with the Consolidation, including severance pay, stay bonuses, employee benefits, moving expenses, non-cancelable lease payments, and other costs. Management has made reasonable estimates of such costs and expenses.  During November 2006, we executed an agreement, effective May 1, 2007, to terminate the lease agreement for our Wallingford, CT facility.  As a result, we changed our estimate of the restructuring accrual and reversed approximately $479,000 of restructuring expenses in 2006.  During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement.  As of September 30, 2007, all non-cancelable lease payments related to our Wallingford, CT facility have been made and we do not expect to incur any additional restructuring expenses related to the Consolidation.

Warranty – We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.  If actual future product repair rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability and related warranty expense would be made.

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to FAS 5.  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a change to income would be recorded.

Share-Based Compensation – We calculate share-based compensation expense in accordance with SFAS 123(R), “Share-Based Payment (as amended)” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, and the stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment.  To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2008 compared to year ended December 31, 2007

Net Sales.  Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2008 and 2007 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Banking and POS	$11,866	19.1%	$11,046	22.6%	$820	7.4%
Casino and gaming	22,299	35.8%	19,438	39.9%	2,861	14.7%
Lottery	15,731	25.3%	5,900	12.1%	9,831	166.6%
TransAct Services Group	12,311	19.8%	12,382	25.4%	(71)	(0.6)%
	$62,207	100.0%	$48,766	100.0%	$13,441	27.6%

International*	$10,126	16.3%	$10,795	22.1%	$(669)	(6.2)%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for 2008 increased $13,441,000, or 28%, from 2007 due to sales increases in three out of four of our markets:  banking and point of sale (“POS”) (an increase of approximately $820,000, or 7%), casino and gaming (an increase of approximately $2,861,000, or 15%) and lottery (an increase of approximately $9,831,000 or 167%).  Sales from our TransAct Services Group (“TSG”) decreased by approximately $71,000, or less than 1%.

Overall, international sales decreased by $669,000, or 6%.  The decrease in international sales was due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and point of sale:  Revenue from the banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail stores to print receipts for consumers, validate checks, or print on other inserted media.  Sales of our banking and POS printers worldwide increased approximately $820,000, or 7%, from 2007.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Domestic	$10,664	89.9%	$9,775	88.5%	$889	9.1%
International	1,202	10.1%	1,271	11.5%	(69)	(5.4)%
	$11,866	100.0%	$11,046	100.0%	$820	7.4%

Domestic banking and POS printer sales increased to $10,664,000, representing an $889,000, or 9%, increase from 2007.  Banking printer sales increased by approximately $610,000 due largely to incremental sales of our first generation BANKjet® 1500 bank teller printer as well as new product sales of our BANKjet® 2500 bank teller printer in 2008 compared to 2007.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, and the current credit crisis that we believe is negatively impacting the banking industry’s level of capital expenditures, we cannot predict the level of future sales.  Our increased banking printer sales were also complemented by new product sales of our new Ithaca® 8000 and Ithaca® 8040 thermal receipt/label printers for McDonalds.  We also experienced lower sales of our legacy impact printers, as expected, during 2008 compared to 2007, as these printers continue to be replaced by our thermal and inkjet printers.

International banking and POS printer shipments decreased by approximately $69,000, or 5%, to $1,202,000, due primarily to lower sales to our international POS distributors in Europe and Asia, largely offset by an increase in printer sales to our international POS distributors in Latin America.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks (“racinos”) and other gaming venues worldwide.  Sales of our casino and gaming printers increased by $2,861,000, or 15%, from 2007, due to increased sales of our thermal casino and gaming printers both domestically and internationally.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Domestic	$14,355	64.4%	$12,798	65.8%	$1,557	12.2%
International	7,944	35.6%	6,640	34.2%	1,304	19.6%
	$22,299	100.0%	$19,438	100.0%	$2,861	14.7%

Domestic sales of our casino and gaming printers increased by $1,557,000, or 12%, despite a weak domestic casino market, due largely to an increase in domestic sales of our thermal casino printers, including incremental sales beginning in the second quarter of 2008 resulting from our new status as default printer provider to International Game Technology (“IGT”).  We expect the domestic casino and gaming market to continue to be weak into 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market may be unpredictable and adversely affected.

International casino and gaming printer sales increased $1,304,000, or 20%, to $7,944,000 in 2008 compared to 2007.  International sales represented 36% and 34% of total sales into our casino and gaming market during 2008 and 2007, respectively.  This increase was due primarily to increased sales of our casino and gaming printers in Europe, including growing sales of our new off-premise gaming printers, as well as increased international casino printer sales to Australia.

Lottery:  Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Domestic	$15,283	97.2%	$5,297	89.8%	$9,986	188.5%
International	448	2.8%	603	10.2%	(155)	(25.7)%
	$15,731	100.0%	$5,900	100.0%	$9,831	166.6%

Domestic and international lottery printer sales to GTECH, which include thermal on-line and other lottery printers, increased by approximately $9,831,000, or 167%, in 2008 compared to 2007, with domestic sales increasing by approximately $9,986,000 and international sales declining by approximately $155,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for 2009 to be lower than those reported during 2008.

TransAct Services Group:  Revenue from the TransAct Services Group (“TSG”) includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other transaction-related supplies), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales from TSG decreased by approximately $71,000, or less than 1% from 2007.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Domestic	$11,779	95.7%	$10,101	81.6%	$1,678	16.6%
International	532	4.3%	2,281	18.4%	(1,749)	(76.7)%
	$12,311	100.0%	$12,382	100.0%	$(71)	(0.6)%

Domestic revenue from TSG increased by approximately $1,678,000, or 17%, to $11,779,000, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as well as growing sales of paper and other consumable products through our new e-commerce website, www.TransActSupplies.com.  The increase in domestic TSG revenue was also due, to a lesser extent, to higher maintenance and repair services revenue for 2008 as we renewed and expanded existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™.  These increases were partially offset by a decline in the sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales decreased by approximately $1,749,000, or 77%, to $532,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom.  The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$20,950	$15,996	31.0%	33.7%	32.8%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor, and the associated manufacturing overhead expenses.  Gross profit and gross margin increased due primarily to a higher volume of sales and lower component part and labor costs resulting from our initiatives to increasingly move production of our products to Asia, somewhat offset by a less favorable sales mix.  Gross profit for 2008 was also favorably impacted by approximately $195,000 of increased absorption of certain manufacturing overhead expenses due to the transition of more of our production to China compared to 2007.  Gross profit for 2007 was negatively impacted by an incremental inventory reserve charge of approximately $528,000, or 1.1% of net sales in 2007, specifically related to certain obsolete electronic components and certain discontinued printer products.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales – 2007
Year ended	$2,942	$3,129	(6.0)%	4.7%	6.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services and supplies).  Such expenses for 2008 decreased by $187,000 or 6.0%, due to lower outside design, prototype, development and professional consulting related expenses partially offset by higher employee compensation related expenses.  Engineering and product development expenses decreased as a percentage of net sales due primarily to higher sales volume coupled with a lower level of expenses in 2008 compared to 2007.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$6,078	$6,708	(9.4)%	9.8%	13.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses and other promotional marketing expenses.  Selling and marketing expenses decreased primarily due to a reduced level of sales staff related expenses resulting from the cost reduction actions we took in late 2007 as well as lower promotional marketing expenses.  Selling and marketing expenses decreased as a percentage of net sales due primarily to higher sales volume coupled with a lower level of expenses in 2008 compared to 2007.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$7,040	$6,995	0.6%	11.3%	14.3%

General and administrative expenses primarily include: salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased by $45,000, or less than 1%, due primarily to (1) higher incentive compensation expenses, (2) compensation and travel expenses related to the hiring of our new Vice President of Business Development in May 2008 and (3) the full year effect of increased rent and facility-related expenses, including depreciation expense on purchases of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT that we moved into during the second quarter of 2007.  These increases were partially offset by lower legal expenses related to general corporate matters, recruitment related expenses, and professional fees.  General and administrative expenses decreased as a percentage of net sales due primarily to higher sales volume in 2008 compared to 2007.

Legal Fees associated with lawsuit.  During 2008, we incurred approximately $3,029,000 of legal fees related to the settled lawsuit with FutureLogic, Inc. compared to $2,907,000 in 2007.  The substantial increase was due to the settlement of our litigation with FutureLogic, Inc. in May 2008.  As a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income (Loss). Operating income (loss) information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$1,861	$(3,755)	NM	3.0%	(7.7)%

During 2008, the substantial increase in our operating income and operating margin was due largely to higher sales and the resulting higher gross profit and lower operating expenses in 2008 compared to that of 2007.

Interest.  We recorded net interest expense of $11,000 in 2008 compared to net interest income of $76,000 in 2007.  The decrease in our net interest income was largely due to a lower average cash balance in 2008 as compared to 2007, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $368,000 in 2008 compared to other income of $21,000 in 2007.  The increase was due primarily to transaction exchange gains recorded by our UK subsidiary resulting from the significant strengthening of the U.S. dollar against the British pound primarily in the third and fourth quarters of 2008.

Income Taxes.  We recorded an income tax provision of $774,000, at an effective rate of 34.9% during 2008 compared to an income tax benefit of $1,384,000, at an effective rate of 37.8% in 2007.  The effective tax rate for 2008 decreased compared to 2007 due largely to a decrease in the recognition of certain deferred tax credits.  We expect our annual effective tax rate for 2009 to be approximately 35%.

Net Income (Loss).  We reported net income in 2008 of $1,444,000, or $0.15 per diluted share compared to a net loss of $(2,274,000), or $(0.24) per diluted share in 2007.

Results of Operations: Year ended December 31, 2007 compared to year ended December 31, 2006

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the years ended December 31, 2007 and 2006 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2007		December 31, 2006		$	%

Banking and POS	$11,046	22.6%	$16,858	26.2%	$(5,812)	(34.5)%
Casino and gaming	19,438	39.9%	23,246	36.1%	(3,808)	(16.4)%
Lottery	5,900	12.1%	11,431	17.8%	(5,531)	(48.4)%
TransAct Services Group	12,382	25.4%	12,793	19.9%	(411)	(3.2)%
	$48,766	100.0%	$64,328	100.0%	$(15,562)	(24.2)%

International*	$10,795	22.1%	$14,138	22.0%	$(3,343)	(23.6)%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for 2007 decreased $15,562,000, or 24%, from 2006 due to sales decreases in each of our four markets: banking and point of sale (“POS”) (a decrease of approximately $5,812,000, or 35%), casino and gaming (a decrease of approximately $3,808,000, or 16%), lottery (a decrease of approximately $5,531,000, or 48%), and TSG (a decrease of approximately $411,000, or 3%). Overall, international sales decreased by $3,343,000, or 24%, due largely to lower international shipments of our banking and POS, casino and gaming, and lottery printers, and to a lesser extent, decreased TSG sales internationally.

Banking and point of sale:  Sales of our banking and POS printers worldwide decreased approximately $5,812,000, or 35%, from 2006.

	Year ended		Year ended		Change
(In thousands)	December 31, 2007		December 31, 2006		$	%

Domestic	$9,775	88.5%	$15,410	91.4%	$(5,635)	(36.6)%
International	1,271	11.5%	1,448	8.6%	(177)	(12.2)%
	$11,046	100.0%	$16,858	100.0%	$(5,812)	(34.5)%

Domestic banking and POS printer sales decreased to $9,775,000, representing a $5,635,000, or 37%, decrease from 2006, due largely to the non-recurrence of significant sales (approximately $2.6 million) of our BANKjet® line of inkjet bank teller printers to two large banking customers that were made in 2006.  In addition to lower banking printer sales, we also experienced a decline in sales from our line of POS thermal printers due primarily to a large hospitality customer that slowed and deferred equipment purchases while it implemented a new point-of-sale software system.  We also experienced a decline in sales of our legacy line of POS impact printers as these printers are replaced by our newer thermal and inkjet printers.  Our sales into the banking and POS market over the last several years have been impacted by a shift in technology in the market from impact printing technology to thermal and inkjet printing technology.  This change in technology has resulted in declining sales of our impact printers that were at higher average selling prices and increasing sales of our thermal and inkjet printers that are at lower average selling prices.

International banking and POS printer shipments decreased by approximately $177,000, or 12%, to $1,271,000, due primarily to lower sales to our international POS distributors in Latin America and Europe.

Casino and gaming:  Sales of our casino and gaming printers decreased by $3,808,000, or 16%, from 2006, primarily due to lower casino and other gaming printer sales, both domestically and internationally.

	Year ended		Year ended		Change
(In thousands)	December 31, 2007		December 31, 2006		$	%

Domestic	$12,798	65.8%	$14,848	63.9%	$(2,050)	(13.8)%
International	6,640	34.2%	8,398	36.1%	(1,758)	(20.9)%
	$19,438	100.0%	$23,246	100.0%	$(3,808)	(16.4)%

Domestic sales of our casino and gaming printers decreased by $2,050,000, or 14%, due primarily to a decrease in sales of our thermal casino printers due to continued softness in the domestic casino market during 2007 as compared to 2006.

International casino and gaming printer sales decreased $1,758,000, or 21%, to $6,640,000 in 2007 compared to 2006.  Such sales represented 34% and 36% of total sales into our casino and gaming market during 2007 and 2006, respectively.  This decrease was primarily due to lower international gaming printer sales, primarily in Australia due to a slower than anticipated conversion to ticket-in, ticket-out slot machines in that region, partially offset by higher sales in Europe and Asia.

Lottery: Sales of our lottery printers decreased by $5,531,000, or 48%, from 2006, primarily due to lower sales of lottery printers to GTECH, both domestically and internationally.

	Year ended		Year ended		Change
(In thousands)	December 31, 2007		December 31, 2006		$	%

Domestic	$5,297	89.8%	$10,350	90.5%	$(5,053)	(48.8)%
International	603	10.2%	1,081	9.5%	(478)	(44.2)%
	$5,900	100.0%	$11,431	100.0%	$(5,531)	(48.4)%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased by approximately $5,531,000, or 48%, in 2007 compared to 2006, with domestic sales declining approximately $5,053,000 and international sales declining approximately $478,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

TransAct Services Group:  Sales by TSG decreased by approximately $411,000, or 3%.

	Year ended		Year ended		Change
(In thousands)	December 31, 2007		December 31, 2006		$	%

Domestic	$10,101	81.6%	$9,582	74.9%	$519	5.4%
International	2,281	18.4%	3,211	25.1%	(930)	(29.0)%
	$12,382	100.0%	$12,793	100.0%	$(411)	(3.2)%

Domestic TSG revenue increased by approximately $519,000, or 5%, to $10,101,000, largely due to increased sales of consumable products, including higher sales of inkjet cartridges as we benefited from the agreement we signed in August 2006 to supply inkjet cartridges to a leading national office supply chain.  The increase in domestic revenue was also due, to a lesser extent, to maintenance and repair services performed as we continue to win new service contracts and expand existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™.  These increases were largely offset by a decline in the sale of refurbished printers and replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales decreased by approximately $930,000, or 29%, to $2,281,000, due largely to a decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom, as well as a decline in sales of consumable products and replacement parts.  The primary operations of our United Kingdom subsidiary, a European sales and service center, relate to revenue generated from a service contract with a single customer in the United Kingdom.  The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year’s contract.  The contract ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2007	2006	Change	Total Sales - 2007	Total Sales – 2006
Year ended	$15,996	$22,365	28.4%	32.8%	34.8%

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

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2007	2006	Change	Total Sales - 2007	Total Sales – 2006
Year ended	$3,129	$2,824	10.8%	6.4%	4.4%

Engineering, design and product development expenses increased as we incurred increased outside design, prototype and development expenses associated largely with new product development for the banking market, as well as increased professional consulting related expenses.  These increases were somewhat offset by lower expenses related to engineering staffing and other employee compensation expenses.  Engineering and product development expenses increased as a percentage of net sales due primarily to lower sales volume in proportion to a higher level of expenses in the 2007 compared to 2006.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2007	2006	Change	Total Sales - 2007	Total Sales - 2006
Year ended	$6,708	$6,892	(2.7)%	13.8%	10.7%

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

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2007	2006	Change	Total Sales - 2007	Total Sales - 2006
Year ended	$6,995	$6,925	1.0%	14.3%	10.8%

General and administrative expenses increased due primarily to (1) higher legal expense related to the expansion of our international patent portfolio, (2) higher depreciation and amortization expense associated with the completion of the implementation of new Oracle software at the beginning of 2007 and the purchase of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT, and (3) increased rent and facility-related expenses associated with our new corporate headquarters.  These increases were somewhat offset by a decrease in incentive compensation expense and acquisition-related expenses, as we incurred approximately $220,000 of legal and consulting services related to a potential acquisition in the second quarter of 2006 that was not consummated.  These expenses did not recur during 2007.  General and administrative expenses for 2007 also included a charge of approximately $187,000 for severance resulting from the termination of certain employees as part of cost reduction actions.  General and administrative expenses increased as a percentage of net sales due primarily to lower sales volume in proportion to a higher level of expenses in 2007 compared to 2006.

Legal Fees associated with lawsuit. During 2007, we incurred approximately $2,907,000 of legal fees related to our lawsuit with FutureLogic, Inc. compared to approximately $115,000 in 2006.  The substantial increase was due primarily to our patent infringement counterclaim against FutureLogic, Inc.  We settled out litigation with FutureLogic, Inc. in May 2008.

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

Operating Income.  Operating income (loss) information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2007	2006	Change	Total Sales - 2007	Total Sales - 2006
Year ended	$(3,755)	$6,088	(161.7)%	(7.7)%	9.5%

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

Liquidity and Capital Resources
During 2008, our cash flows reflected the results of higher sales volume offset by legal fees related to the settled lawsuit with FutureLogic, Inc. and increases in working capital.  After funding $979,000 of capital expenditures and incurring $3,029,000 of legal fees related to the settled lawsuit with FutureLogic, our cash balance decreased by $561,000 from December 31, 2007.  We ended 2008 with approximately $2,000,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operations of $701,000 in 2008 as compared to $2,610,000 in 2007.

During 2008:
•	We reported net income of $1,444,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,650,000.
•	We recorded a non-cash foreign currency exchange transaction gain of $368,000 from our UK subsidiary due to the strengthening of the U.S. dollar against the British pound.
•	Deferred taxes decreased by $592,000 primarily due to the utilization of our net operating loss generated in 2007.
•	Accounts receivable increased by $2,611,000 due primarily to higher sales volume in the fourth quarter of 2008 compared to the fourth quarter of 2007.
•	Gross inventories increased by $1,457,000 due primarily to higher stocking levels resulting from our initiatives to move increased production to Asia and increased sales volume.
•	Accounts payable increased by $178,000 due to higher inventory purchases related to higher sales volumes during 2008.
•
Accrued liabilities and other liabilities increased by $19,000 due primarily to higher incentive compensation accruals largely offset by lower accrued legal fees related to our settled lawsuit with FutureLogic, Inc.

During 2007:
•	We reported a net loss of $2,274,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,559,000.

•	Deferred taxes increased by $1,839,000 due to our net operating loss during 2007.
•	Accounts receivable decreased by $5,294,000 due to lower sales during 2007 and improved collection efforts.
•
Inventory increased by $2,053,000 due primarily to an increase in consignment inventory programs with certain of our customers, higher stocking levels resulting from our initiatives to move increased production to Asia, and expected increased sales demand in the first quarter of 2008.

•	Accounts payable increased by $691,000 due to higher inventory purchases and the timing of payments during the year.
•
Accrued liabilities and other liabilities decreased by $575,000 due to the following: (1) lower compensation related accruals and (2) a lower income tax accrual based on the decreased level of income before taxes. These decreases were somewhat offset by increases in accrued legal fees, primarily related to our lawsuit with FutureLogic, Inc. and deferred rent related to the lease of our new corporate headquarters in Hamden, CT.

•
As of December 31, 2007 and December 31, 2006, our restructuring accrual amounted to $0 and $315,000, respectively. The decrease of $315,000 is related largely to final payments made on our Wallingford lease obligation.

Investing activities:  Our capital expenditures were approximately $979,000 and $2,166,000 in 2008 and 2007, respectively.  Expenditures in 2008 included approximately $514,000 for the purchase of new product tooling, $329,000 for the purchase of computer, networking equipment, and software, $88,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  Expenditures in 2007 included approximately $1,248,000 for the purchase of leasehold improvements and office furniture for our new corporate headquarters in Hamden, CT, approximately $135,000 for the purchase of leasehold improvements and office furniture for our new Eastern Region service center in New Britain, CT, approximately $338,000 for the purchase of new computer hardware and software including outside consulting costs related to our Oracle software implementation, and the remaining amount primarily for the purchase of new product tooling.  We expect our capital expenditures for 2009 to be approximately $1.2 million.

Financing activities:  We used approximately $229,000 for financing activities during 2008, largely due to the repurchase of Company stock of approximately $543,000.  The repurchases were offset by proceeds from stock option exercises of approximately $314,000 during 2008.  During 2007, we used approximately $1,360,000 for financing activities largely due to the repurchase of Company stock of approximately $1,503,000.  The repurchases were offset by proceeds from stock option exercises of approximately $149,000 during 2007.

Working Capital
Our working capital increased to $15,051,000 at December 31, 2008 from $11,338,000 at December 31, 2007.  Our current ratio also increased to 2.9 to 1 at December 31, 2008, compared to 2.4 to 1 at December 31, 2007.  The increase in both our working capital and current ratio was largely due to higher receivables and inventory balances resulting from higher sales.

Deferred Taxes
As of December 31, 2008, we had net deferred tax assets of approximately $3,813,000.  In order to utilize these deferred tax assets, we will need to generate approximately $10.9 million of taxable income in future years.  In one of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets.  However, based on our current projection of future taxable income as of December 31, 2008, we believe that it is more likely than not that the existing net deferred tax assets will be realized.  However, if our future projections of taxable income are less than expected, we may need to establish a valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

Credit Facility and Borrowings
On November 28, 2006, we signed a, five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”).  The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility was $94,000.  The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and prohibits the payment of dividends on our common stock and the creation of other liens.  On November 7, 2007, we amended the TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007 through September 30, 2008.  We were in compliance with all financial covenants of the TD Banknorth Credit Facility at December 31, 2008.  The following table lists the financial covenants and the performance measurements at December 31, 2008.

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2008
Operating cash flow / Total debt service	Minimum of 1.25 times	58.8 times
Funded debt / EBITDA	Maximum of 3.25	0 times

As of December 31, 2008, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Banknorth Credit facility were approximately $20,000,000 at December 31, 2008.

Stock Repurchase Program
On March 25, 2005, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During 2008, we repurchased a total of 130,100 shares of common stock for approximately $543,000 at an average price of $4.17 per share.  As of December 31, 2008, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

Shareholders’ Equity
Shareholders’ equity increased by $1,674,000 to $23,282,000 at December 31, 2008 from $21,608,000 at December 31, 2007.  The increase was primarily due to net income of $1,444,000, proceeds of approximately $314,000 from the issuance of approximately 67,000 shares of common stock from stock option exercises, and compensation expense related to stock options and restricted stock of $803,000.  These increases were offset by treasury stock purchases of 130,100 shares of common stock for approximately $543,000, a decrease in additional paid-in capital of approximately $98,000 due to a tax charge resulting from employee stock transactions and foreign currency translation of approximately $246,000.

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

In November 2006, we executed an agreement effective May 1, 2007 to terminate the lease agreement for our Wallingford, CT facility (the “Release Agreement”).  Prior to the execution of the Release Agreement, we accrued the remaining non-cancelable lease payments and other related costs for the unused portion of this facility through the expiration date of the lease (March 31, 2008). As a result of the Release Agreement and the early termination of the lease, we were released from the legal obligation to make lease payments after May 1, 2007 and, accordingly, we reversed approximately $479,000 of previously accrued restructuring reserve in the fourth quarter of 2006.  During the second quarter of 2007, we recorded an additional $12,000 of expense to finalize the termination of the lease agreement.  As of September 30, 2007, all remaining non-cancelable lease payments related to our Wallingford, CT facility were made.  We paid approximately $327,000 and $399,000 of expenses related to the Consolidation in 2007 and 2006, respectively.

Contractual Obligations
TransAct’s contractual obligations as of December 31, 2008 were as follows:

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,051	$970	$1,626	$682	$773
Purchase obligations	22,056	21,488	568	-	-
Total	$26,107	$22,458	$2,194	$682	$773

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Recently Issued Accounting Pronouncements

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 defines fair value based upon an exit price model.  A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.  This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to nonrecurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets.  The implementation of FAS 157 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows during 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value.  The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008.

Business Combinations:  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”).  FAS 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations” and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  Transaction and restructuring costs generally will be expensed as incurred.  The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  This statement is not expected to have any effect on our financial statements until such time as we acquire a business and its effect on future periods will depend on the nature and significance of any acquisition.

Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133” (“FAS 161”).  This statement amends FAS No. 133 by requiring enhanced qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change FAS No. 133’s scope or accounting.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted.  As we do not currently engage in activities accounted for under the provision of FAS No. 133, the adoption of FAS No. 161 is not expected to have any impact on our financial statements.

Resource Sufficiency
We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Banknorth Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of certain raw materials, component parts and labor used in the manufacture of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite growing costs of oil, gas and freight over the recent year, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2009.  As such, we do not believe that inflation will have a significant impact on our business during 2009.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2008 (principally the UK Pound Sterling) is approximately $100,000 on a pre-tax basis.

Item 8. Financial Statements and Supplementary Data.
The financial statements and schedule of the Company are annexed to this report as pages F-2 through F-24. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct’s internal control over financial reporting as of December 31, 2008.  This section should be read in conjunction with the CEO and CFO certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) are effective.

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

Management assessed our internal control over financial reporting as of December 31, 2008.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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
Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Item 11. Executive Compensation.
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

Information regarding our equity compensation plans as of December 31, 2008 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1996 Stock Plan	333,838	$3.28	-
1996 Non-Employee Director Plan	153,750	11.50	-
2005 Equity Incentive Plan	392,250	7.18	187,250
Total	879,838	$6.46	187,250

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	32,661	$5.18	-
	912,499	$6.41	187,250

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.
The information in response to this item is incorporated by reference from the Proxy Statement section entitled “Independent Registered Public Accounting Firm’s Services and Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.
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

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board,	March 16, 2009
Bart C. Shuldman	President and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	Executive Vice President,	March 16, 2009
Steven A. DeMartino	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Charles A. Dill	Director	March 16, 2009
Charles A. Dill

/s/ Thomas R. Schwarz	Director	March 16, 2009
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 16, 2009
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransAct Technologies Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income (loss) and of cash flows, present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate./s/ PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 16, 2009

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$2,000	$2,561
Receivables, net	8,734	6,128
Inventories, net	9,919	8,665
Refundable income taxes	35	51
Deferred tax assets	2,054	1,528
Other current assets	352	362
Total current assets	23,094	19,295

Fixed assets, net	5,563	6,338
Goodwill	1,469	1,469
Deferred tax assets	1,759	2,830
Intangible and other assets, net of accumulated amortization of $306 and $221, respectively	349	482
	9,140	11,119
Total assets	$32,234	$30,414

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,863	$4,688
Accrued liabilities	2,847	2,747
Deferred revenue	333	522
Total current liabilities	8,043	7,957

Deferred revenue, net of current portion	259	211
Accrued warranty, net of current portion	133	91
Deferred rent	473	507
Other liabilities	44	40
	909	849
Total liabilities	8,952	8,806

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2008 and 2007; 10,465,588 and 10,399,866 shares issued; 9,301,488 and 9,365,866 shares outstanding, at December 31, 2008 and 2007, respectively	105	104
Additional paid-in capital	20,890	19,872
Retained earnings	10,893	9,449
Accumulated other comprehensive income (loss), net of tax	(68)	178
Treasury stock, 1,164,100 and 1,034,000 shares, at cost	(8,538)	(7,995)
Total shareholders’ equity	23,282	21,608
Total liabilities and shareholders’ equity	$32,234	$30,414

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales	$62,207	$48,766	$64,328
Cost of sales	41,257	32,770	41,963

Gross profit	20,950	15,996	22,365

Operating expenses:
Engineering, design and product development	2,942	3,129	2,824
Selling and marketing	6,078	6,708	6,892
General and administrative	7,040	6,995	6,925
Legal fees associated with lawsuit (See Note 11)	3,029	2,907	115
Business consolidation and restructuring	-	12	(479)
	19,089	19,751	16,277

Operating income (loss)	1,861	(3,755)	6,088
Interest and other income (expense):
Interest expense	(70)	(69)	(44)
Interest income	59	145	148
Other, net	368	21	(159)
	357	97	(55)

Income (loss) before income taxes	2,218	(3,658)	6,033
Income tax provision (benefit)	774	(1,384)	2,117
Net income (loss)	$1,444	$(2,274)	$3,916

Net income (loss) per common share:
Basic	$0.16	$(0.24)	$0.41
Diluted	$0.15	$(0.24)	$0.40

Shares used in per-share calculation:
Basic	9,308	9,364	9,577
Diluted	9,489	9,364	9,870

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unamortized Restricted Stock	Treasury	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Stock	Income (Loss)	Total	Income (Loss)
Balance, December 31, 2005	9,732,010	$102	$19,334	$7,489	$(1,837)	$(3,867)	$36	$21,257
Impact of adoption of new accounting pronouncements	-	-	(1,837)	-	1,837	-	-	-
Cancellation of restricted stock	(11,750)	-	-	-	-	-	-	-
Issuance of shares from exercise of stock options	136,157	2	685	-	-	-	-	687
Issuance of restricted stock	15,000	-	-	-	-	-	-	-
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	342	-	-	-	-	342
Purchase of treasury stock	(296,300)	-	-	-	-	(2,625)	-	(2,625)
Share-based compensation expense	-	-	581	-	-	-	-	581
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	-	132	132	$132
Net income	-	-	-	3,916	-	-	-	3,916	3,916
Balance, December 31, 2006	9,575,117	104	19,105	11,405	-	(6,492)	168	24,290	4,048
Adoption of FASB Interpretation No. 48	-	-	-	318	-	-	-	318
Opening balance at January 1, 2007, as adjusted	9,575,117	104	19,105	11,723	-	(6,492)	168	24,608
Cancellation of restricted stock	(9,750)	-	-	-	-	-	-	-
Issuance of shares from exercise of stock options	33,199	-	149	-	-	-	-	149
Tax charge related to vesting of restricted stock	-	-	(97)	-	-	-	-	(97)
Purchase of treasury stock	(232,700)	-	-	-	-	(1,503)	-	(1,503)
Share-based compensation expense	-	-	715	-	-	-	-	715
Comprehensive income (loss):
Foreign currency translation adj., net of tax	-	-	-	-	-	-	10	10	10
Net loss	-	-	-	(2,274)	-	-	-	(2,274)	(2,274)
Balance, December 31, 2007	9,365,866	104	19,872	9,449	-	(7,995)	178	21,608	(2,264)
Cancellation of restricted stock	(1,250)	-	(4)	-	-	-	-	(4)
Issuance of shares from exercise of stock options	66,972	1	313	-	-	-	-	314
Tax charge related to vesting of restricted stock	-	-	(98)	-	-	-	-	(98)
Purchase of treasury stock	(130,100)	-	-	-	-	(543)	-	(543)
Share-based compensation expense	-	-	807	-	-	-	-	807
Comprehensive income (loss):
Foreign currency translation adj., net of tax	-	-	-	-	-	-	(246)	(246)	(246)
Net income	-	-	-	1,444	-	-	-	1,444	1,444
Balance, December 31, 2008	9,301,488	$105	$20,890	$10,893	$-	$(8,538)	$(68)	$23,282	$1,198
See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,444	$(2,274)	$3,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	803	715	581
Incremental tax benefits from stock options exercised	-	-	(342)
Depreciation and amortization	1,847	1,844	1,568
Deferred income taxes	592	(1,839)	583
Provision for excess and obsolete inventory	200	955	266
(Gain) loss on sale of fixed assets	3	(14)	-
Foreign currency transaction (gain) loss	(368)	6	159
Reversal of accrued restructuring expense	-	-	(479)
Changes in operating assets and liabilities:
Receivables	(2,611)	5,294	(3,063)
Inventories	(1,457)	(2,053)	(1,797)
Refundable income taxes	14	(9)	253
Other current assets	8	144	(276)
Other assets	29	40	(72)
Accounts payable	178	691	1,138
Accrued liabilities and other liabilities	19	(575)	1,423
Accrued restructuring expenses	-	(315)	(399)
Net cash provided by operating activities	701	2,610	3,459

Cash flows from investing activities:
Purchases of fixed assets	(979)	(2,166)	(2,891)
Proceeds from sale of assets	-	37	-
Net cash used in investing activities	(979)	(2,129)	(2,891)

Cash flows from financing activities:
Payment of deferred financing costs	-	(6)	(88)
Proceeds from stock option exercises	314	149	687
Purchases of common stock for treasury	(543)	(1,503)	(2,625)
Incremental tax benefits from stock options exercised	-	-	342
Net cash used in financing activities	(229)	(1,360)	(1,684)

Effect of exchange rate changes on cash	(54)	4	(27)

Decrease in cash and cash equivalents	(561)	(875)	(1,143)
Cash and cash equivalents, beginning of period	2,561	3,436	4,579
Cash and cash equivalents, end of period	$2,000	$2,561	$3,436

Supplemental cash flow information:
Interest paid	$51	$51	$43
Income taxes paid	34	742	1,201

Non-cash financing activities:
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	342
Issuance of restricted stock	-	-	207
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

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%

Banking and POS	$11,866	19.1%	$11,046	22.6%	$820	7.4%
Casino and gaming	22,299	35.8%	19,438	39.9%	2,861	14.7%
Lottery	15,731	25.3%	5,900	12.1%	9,831	166.6%
TransAct Services Group	12,311	19.8%	12,382	25.4%	(71)	(0.6)%
Total net sales	$62,207	100.0%	$48,766	100.0%	$13,441	27.6%

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately.  We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $55,000 and $62,000 as of December 31, 2008 and 2007, respectively.

Inventories: Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.  Our net inventory included a reserve of $3,050,000 and $2,850,000 as of December 31, 2008 and 2007, respectively.

Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,744,000, $1,743,000 and $1,466,000 in 2008, 2007 and 2006, respectively.

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

Goodwill:  We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We have performed an impairment test as of December 31, 2008 and determined that no impairment has occurred.

Revenue recognition: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell spare parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts) which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within SAB 104, “Revenue Recognition.”  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2008	2007
Customer A	20%	12%
Customer B	*	13%
Customer C	10%	*
Customer D	*	10%

* - customer balances were less than 10% of total accounts receivable

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2008	2007	2006
Customer A	28%	14%	20%
Customer B	*	10%	*

* - customer balances were less than 10% of total net sales

Prior to 2008, the primary operations of our United Kingdom subsidiary, a European sales and service center, related to revenue generated from a service contract with a single customer in the United Kingdom.  The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue, was renewed in April 2007 through November 2007 at a lower minimum sales value compared to the minimum sales value of the prior year’s contract.  The service contract ended in November 2007 and was not renewed, as the customer replaced our printers with a different technology that we were unable to provide.

Warranty:  We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2008	2007	2006
Balance, beginning of year	$500	$603	$644
Additions related to warranties issued	263	356	595
Warranty costs incurred	(370)	(459)	(636)
Balance, end of year	$393	$500	$603

Approximately $133,000 and $91,000 of the accrued product warranty liability were classified as long-term at December 31, 2008 and 2007, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $2,942,000, $3,129,000 and $2,824,000 of research and development expenses in 2008, 2007 and 2006, respectively.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying consolidated statements of operations, for 2008, 2007 and 2006 totaled $289,000, $136,000 and $182,000, respectively.

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

Income taxes:  The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with FAS 109 “Accounting for Income Taxes” (“FAS 109”).  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  On January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  In accordance with FIN 48, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 14 for information regarding our accounting for income taxes.

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

Comprehensive income:  Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“FAS 130”), requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet.  We include the foreign currency translation adjustment, net of tax, related to our subsidiary in the United Kingdom within our calculation of comprehensive income.

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

We use the Black-Scholes option-pricing model to calculate the fair value of share based awards.  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  In addition, we estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures are recognized through a cumulative true-up adjustment in the period of change and also impacts the amount of compensation expense to be recognized in future periods.

Net income and loss per share:  We report net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share (EPS)” (“FAS 128”).  Under FAS 128, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes restricted stock and in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 15 for EPS calculation.

3. Recently issued accounting pronouncements

Fair Value Measurements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  FAS 157 defines fair value based upon an exit price model.  A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.  This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to nonrecurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets.  The implementation of FAS 157 did not have an effect on the Company’s consolidated financial position, results of operations or cash flows during 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recently issued accounting pronouncements (continued)

Fair Value Option for Financial Assets and Financial Liabilities:  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value.  The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008.

Business Combinations:  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”).  FAS 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations” and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  Transaction and restructuring costs generally will be expensed as incurred.  The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  This statement is not expected to have any effect on our financial statements until such time as we acquire a business and its effect on future periods will depend on the nature and significance of any acquisition.

Derivative Instruments and Hedging Activities:  In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB No. 133” (“FAS 161”).  This statement amends FAS No. 133 by requiring enhanced qualitative, quantitative and credit-risk disclosures about an entity’s derivative instruments and hedging activities, but does not change FAS No. 133’s scope or accounting.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted.  As we do not currently engage in activities accounted for under the provision of FAS No. 133, the adoption of FAS No. 161 is not expected to have any impact on our financial statements.

4. Inventories

The components of inventories, net of allowances, are:
	December 31,
(In thousands)	2008	2007
Raw materials and purchased component parts	$7,207	$8,019
Work-in-process	27	57
Finished goods	2,685	589
	$9,919	$8,665

5. Fixed assets

The components of fixed assets are:
	December 31,
(In thousands)	2008	2007
Tooling, machinery and equipment	$13,316	$12,697
Furniture and office equipment	1,694	1,730
Computer software and equipment	4,694	4,940
Leasehold improvements	1,872	1,867
	21,576	21,234
Less: accumulated depreciation and amortization	(16,013)	(14,896)
	$5,563	$6,338

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

As of December 31, 2008 and 2007, the net intangible asset balance associated with the technology purchased from Bally was $226,000 and $307,000, respectively.  Amortization expense associated with the technology purchased from Bally was $81,000 in 2008, 2007 and 2006, respectively.  Amortization expense for each of the next four years ending December 31 is expected to be as follows: $81,000 in each of 2009 through 2010; $54,000 in 2011; and $10,000 in 2012.

7. Accrued liabilities

The components of accrued liabilities (current portion) are:
	December 31,
(In thousands)	2008	2007
Payroll and fringe benefits	$1,771	$929
Income taxes	134	-
Warranty	260	409
Professional and consulting	114	782
Other	568	627
	$2,847	$2,747

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

The following table summarizes the activity recorded in the restructuring accrual:

	Year ended December 31,
(In thousands)	2007	2006
Accrual balance, beginning of year	$315	$1,193
Business consolidation and restructuring expenses:
Facility closure and consolidation expenses	12	-
Reversal of lease obligation related to unused space	-	(479)
	12	(479)
Cash payments	(327)	(399)
Accrual balance, end of year	$-	$315

9. Retirement savings plan

On April 1, 1997, we established the TransAct Technologies Retirement Savings Plan (the “401(k) Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code.  All full-time employees are eligible to participate in the 401(k) Plan at the beginning of the calendar quarter immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) Plan.  Our matching contributions were $244,000, $247,000 and $249,000 in 2008, 2007 and 2006, respectively.

10. Borrowings

On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one-percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  Deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility were $94,000.  The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and prohibits the payment of dividends on our common stock and the creation of other liens.  On November 7, 2007, we amended the TD Banknorth Credit Facility to revise a financial covenant effective September 30, 2007.  We were in compliance with all financial covenants of the TD Banknorth Credit Facility at December 31, 2008.

As of December 31, 2008, we had no outstanding borrowings on the revolving credit line.  Undrawn commitments under the TD Banknorth Credit Facility were $20,000,000 at December 31, 2008.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and contingencies

We had been involved in patent litigation with FutureLogic with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035.  On May 13, 2008, we signed a Patent License and Settlement Agreement with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties.  Under the Patent License and Settlement Agreement, FutureLogic agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology.  The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

At December 31, 2008, we were lessee on operating leases for equipment and real property.  Rent expense was approximately $1,030,000, $1,152,000 and $1,330,000 in 2008, 2007 and 2006, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows:  $970,000 in 2009; $810,000 in 2010; $816,000 in 2011; $459,000 in 2012; $223,000 in 2013; and $773,000 thereafter.

12. Stock incentive plans

Stock incentive plans.  We currently have four primary stock incentive plans: the 1996 Stock Plan, which provided for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  At December 31, 2008, approximately 187,250 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2008, 2007 and 2006 was $5.85, $5.81 and $5.91, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2008, 2007 and 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2008	2007	2006

Expected option term	5.7 years	6.0 years	5.2 years
Expected volatility	61.7%	71.2%	78.4%
Risk-free interest rate	3.0%	4.5%	4.5%
Dividend yield	0%	0%	0%

Expected Option Term - This is the weighted average period of time over which the options granted are expected to remain outstanding giving consideration to our historical exercise patterns.  Options granted have a maximum term of ten years.  An increase in the expected term will increase compensation expense.

Expected Volatility – The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period approximately equal to the expected option term of the grant.  An increase in the expected volatility factor will increase compensation expense.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

Prior to adopting the provisions of FAS 123R, we recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB 25 and provided the required pro forma disclosures of FAS 123.  Because we established the exercise price based on the fair market value of our common stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded prior to adopting FAS 123R.  We recorded compensation expense for restricted stock at the fair value of the stock at the date of grant, recognized over the service period.  Each accounting period, we reported the potential dilutive impact of stock options in our diluted earnings per common share using the treasury-stock method.  Out-of-the-money stock options (i.e., the average stock price during the period was below the exercise price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

We recognize compensation expense associated with awards granted after January 1, 2006, and the unvested portion of previously granted restricted stock awards that were outstanding as of January 1, 2006 in our consolidated statement of operations.  During 2006, we recognized compensation expense of $111,000 for stock options and $470,000 for restricted stock, which was recorded in our consolidated statement of operations in accordance with FAS123R.  The income tax benefits from share-based payments recorded in our consolidated statement of operations totaled $204,000 for 2006.

During 2007, we recognized compensation expense of $225,000 for stock options and $490,000 for restricted stock, which was recorded in our consolidated statement of operations in accordance with FAS123R.  The income tax benefits from share-based payments recorded in our consolidated statement of operations totaled $270,000 for 2007.

During 2008, we recognized compensation expense of $335,000 for stock options and $468,000 for restricted stock, which was recorded in our consolidated statement of operations in accordance with FAS123R.  The income tax benefits from share-based payments recorded in our consolidated statement of operations totaled $280,000 for 2008.
The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	764,696	$6.95	707,344	$6.67	741,501	$6.10
Granted	167,500	5.85	144,500	8.82	115,000	8.83
Exercised	(66,972)	4.68	(33,199)	4.49	(136,157)	5.05
Forfeited	(3,000)	5.24	(29,500)	9.23	(10,000)	8.83
Expired	(10,575)	11.25	(24,449)	10.25	(3,000)	16.62
Outstanding at end of period	851,649	$6.87	764,696	$6.95	707,344	$6.67
Options exercisable at end of period	530,149	$6.62	565,696	$6.32	602,344	$6.29
Options vested or expected to vest	828,348	$6.87	755,468	$6.94	704,530	$6.66

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Number Exercisable at December 31, 2008	Weighted-Average Exercise Price
			(In years)
$2.00 - $5.00	340,149	$3.63	3.1	340,149	$3.63
$5.01 - $7.50	253,250	5.90	6.6	102,750	6.57
$7.51 - $10.00	221,000	8.93	7.9	50,000	9.06
$10.01 - $25.00	2,500	18.33	5.0	2,500	18.33
$25.01 - $35.00	34,750	31.66	5.4	34,750	31.66
	851,649	6.87	5.5	530,149	6.62

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

At December 31, 2008 and 2007, outstanding options had an intrinsic value of $325,000 and $447,000 with a weighted average remaining contractual life of 5.5 and 5.3 years, respectively.  At December 31, 2008 and 2007, options vested or expected to vest had an intrinsic value of $325,000 and $447,000 with a weighted average remaining contractual life of 5.4 and 5.3 years, respectively.  In addition, exercisable options at December 31, 2008 and 2007 had an intrinsic value of $325,000 and $447,000 with a weighted average remaining contractual life of 3.6 and 4.1 years, respectively.  Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2008, unrecognized compensation cost related to stock options totaled $1,147,000, which is expected to be recognized over a weighted average period of 3.7 years.

The total intrinsic value of stock options exercised was $402,000, $61,000 and $825,000 and the total fair value of stock options vested was $247,000, $124,000, and $0 during the year ended December 31, 2008, 2007 and 2006, respectively.  As a result of the exercise of non-qualified stock options, we have net operating loss carry forwards of approximately $114,000 attributable to excess tax benefits from stock compensation deductions, which can be used to offset future taxable income, if any.  If and when realized, the related tax benefits of these net operating losses carry forwards will be credited directly to paid-in capital.

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees.  Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Year Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Values	Shares	Weighted Average Grant Date Fair Values	Shares	Weighted Average Grant Date Fair Values

Nonvested shares at beginning of period	106,683	$12.10	154,116	$12.22	187,550	$12.23
Granted	-	-	-	-	15,000	13.78
Vested	(44,583)	12.15	(37,683)	13.01	(36,684)	12.78
Canceled	(1,250)	7.58	(9,750)	10.49	(11,750)	12.64
Nonvested shares at end of period	60,850	$12.15	106,683	$12.10	154,116	$12.22

As of December 31, 2008, unrecognized compensation cost related to restricted stock totaled $363,000, which is expected to be recognized over a weighted average period of 1.6 years.  The total intrinsic value of restricted stock that vested during 2008, 2007 and 2006 was $205,000, $180,000 and $338,000, respectively.

13. Stockholder rights plan

In December 1997, our Board of Directors adopted a Stockholder Rights Plan declaring a distribution of one right (the “Rights”) for each outstanding share of our common stock to shareholders of record at December 15, 1997.  Initially, each of the Rights entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, $0.01 par value, at a price of $69 per one one-thousandth of a share.  The Rights, however, would not become exercisable unless and until, among other things, any person or group of affiliated persons acquired beneficial ownership of 15 percent or more of the then outstanding shares of the Company’s Common Stock.  If a person, or group of persons, acquired 15 percent or more of the outstanding Common Stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right entitled the holder (other than the person, or group of persons, who acquired 15 percent or more of the outstanding Common Stock) to purchase Preferred Stock of the Company having a market value equal to twice the exercise price of the Right.  The Rights were redeemable, under certain circumstances, for $0.0001 per Right and expired on December 2, 2007.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income taxes

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Current:
Federal	$-	$(32)	$952
State	16	35	41
Foreign	166	452	541
Deferred:
Federal	386	(1,693)	552
State	207	(144)	31
Foreign	(1)	(2)	-
Income tax provision (benefit)	$774	$(1,384)	$2,117

At December 31, 2008, we have $2,119,000 of state net operating loss carryforwards that begin to expire in 2009, and $393,000 of federal net operating loss carryforwards that begin to expire in 2027.  We also have approximately $641,000 in federal research and development tax credit carryforwards that begin to expire in 2024, $118,000 in state tax credit carryforwards that begin to expire in 2009, and foreign tax credit carryforwards of approximately $834,000 that begin to expire in 2014.  We had foreign income before taxes of $541,000, $1,486,000 and $1,813,000 in 2008, 2007 and 2006, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2008	2007
Gross deferred tax assets:
Net operating losses	$96	$1,549
Capitalized research and development	413	494
Inventory reserves	1,081	1,034
Deferred revenue	139	186
Warranty reserve	139	181
FAS 123R stock compensation expense	360	147
Foreign tax and other credits	1,437	781
Other liabilities and reserves	456	306
Net deferred tax assets	4,121	4,678

Gross deferred tax liabilities:
Depreciation	269	236
Other	39	84
Net deferred tax liabilities	308	320
Net deferred tax assets	$3,813	$4,358

During 2008, we recorded a full valuation allowance of $27,000 on the foreign net operating loss from our Macau subsidiary.  The valuation allowance is included in other liabilities and reserves in the net deferred tax assets table above.

In order to utilize our deferred tax assets, we will need to generate approximately $10.9 million of taxable income in future years.  In one of the last three years, we have had U.S. taxable losses and there is no assurance that we will generate future taxable income sufficient to realize all of our deferred tax assets.  During 2008, we recorded a full valuation allowance of $27,000 on the foreign net operating loss from our Macau subsidiary.  We have determined that it is more likely than not that the remaining net deferred tax assets will be realized, and therefore no additional valuation allowance is considered necessary, as of December 31, 2008.  However, if our future projections of taxable income are less than expected, we may need to establish an additional valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income taxes (continued)

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2008	2007	2006

Federal statutory tax rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal income taxes	6.6	(2.0)	1.1
Tax benefit from tax credits, net of valuation allowance	(5.6)	(4.0)	(0.7)
Foreign rate differential	(2.4)	0.2	-
Valuation allowance and tax accruals	1.2	-	0.4
Permanent items	1.4	0.9	0.6
Other	(0.3)	1.1	(0.3)
Effective tax rate	34.9%	(37.8)%	35.1%

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

The total gross unrecognized tax benefits at December 31, 2008 are $160,000, of which $116,000 is recorded as a reduction of the related deferred tax asset, and $44,000 is recorded as a long term liability.  At December 31, 2008 and 2007, we had approximately $160,000 and $125,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits excluding interest and penalties at the beginning and end of the year is as follows:

	2008	2007
Unrecognized tax benefits as of January 1	$125	$79
Tax positions taken during prior periods	-	33
Tax positions taken during the current period	36	21
Settlements	-	-
Lapse of statute of limitations	(1)	(8)
Unrecognized tax benefits as of December 31	$160	$125

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2003 through 2007 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2009.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2008 and 2007, we have approximately $7,000 and $2,000 of accrued interest and penalties related to uncertain tax positions.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Earnings per share

For 2008, 2007 and 2006, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$1,444	$(2,274)	$3,916

Shares:
Basic: Weighted average common shares outstanding	9,308	9,364	9,577
Add: Dilutive effect of outstanding options as determined by the treasury stock method	181	-	293
Diluted: Weighted average common and common equivalent shares outstanding	9,489	9,364	9,870

Net income (loss) per common share:
Basic	$0.16	$(0.24)	$0.41
Diluted	0.15	(0.24)	0.40

For the year ended December 31, 2008, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, were 258,250 shares.

For the year ended December 31, 2007, there were 871,379 potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and nonvested restricted stock, that were excluded from the earnings per share calculation, because such shares would be anti-dilutive due to our net loss in the period.

For the year ended December 31, 2006, potentially dilutive shares that were excluded from the earnings per share calculation, consisting of out-of-the-money stock options, were 101,750 shares.

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

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  As of December 31, 2008, we repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000 under this program, at an average price of $7.33 per share.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

17. International operations

We have foreign operations primarily from TransAct Technologies Ltd., a wholly-owned subsidiary in the United Kingdom, which had sales to its customers of approximately $120,000, $2,121,000 and $2,722,000 in 2008, 2007 and 2006, respectively.  Tangible assets at foreign locations are not material.  We had sales from the United States to our customers outside of the United States of approximately $10,006,000, $8,674,000 and $11,416,000 in 2008, 2007 and 2006, respectively.  International sales do not include sales of printers made to domestic distributors or other domestic customers who in turn may ship those printers to international destinations.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2008 and 2007 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2008:
Net sales	$14,285	$16,319	$17,326	$14,277
Gross profit	4,779	5,460	5,894	4,817
Net income (loss)	(692)	290	1,210	636
Net income (loss) per share:
Basic	(0.07)	0.03	0.13	0.07
Diluted	(0.07)	0.03	0.13	0.07

2007:
Net sales	$11,468	$13,947	$11,737	$11,614
Gross profit	3,753	4,940	3,885	3,418
Net income (loss)	(223)	284	(1,016)	(1,319)
Net income (loss) per share:
Basic	(0.02)	0.03	(0.11)	(0.14)
Diluted	(0.02)	0.03	(0.11)	(0.14)

TRANSACT TECHNOLOGIES INCORPORATED
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Provision	Write-offs, net of recoveries	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2008	$62	$-	$(7)	$55
Year ended December 31, 2007	$204	$-	$(142)	$62
Year ended December 31, 2006	$240	$-	$(36)	$204

Valuation account for inventories:
Year ended December 31, 2008	$2,850	$200	$-	$3,050
Year ended December 31, 2007	$1,900	$955	$(5)	$2,850
Year ended December 31, 2006	$2,165	$266	$(531)	$1,900

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(10)
10.4(x)	2005 Equity Incentive Plan.	(15)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4, 1996.	(3)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(14)
10.8(x)	Severance Agreement by and between TransAct and James B. Stetson, dated January 24, 2001.	(9)
10.9(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(19)
10.10(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(1)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Michael S. Kumpf, effective January 1, 2008.	(1)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(1)
10.13(x)	Amendment to Severance Agreement by and between TransAct and James B. Stetson, effective January 1, 2008.	(1)
10.14(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(1)
10.15	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.16	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.17	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(12)
10.18	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(14)
10.19	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(17)
10.20	OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(7)
10.21	OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(11)
10.22	Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(16)
10.23	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(17)
10.24	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(18)
10.25	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(13)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.
(8)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(11)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(13)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(14)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated by reference.
(17)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.10(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.
10.11(x)	Amendment to Severance Agreement by and between TransAct and Michael S. Kumpf, effective January 1, 2008.
10.12(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.
10.13(x)	Amendment to Severance Agreement by and between TransAct and James B. Stetson, effective January 1, 2008.
10.14(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.