Form 10-Q
period 2009-05-11
TRANSACT TECHNOLOGIES INC
filed 2009-05-11
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common stock, $.01 par value	9,307,738

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$1,321	$2,000
Receivables, net	6,904	8,734
Inventories, net	12,081	9,919
Refundable income taxes	35	35
Deferred tax assets	2,054	2,054
Other current assets	556	352
Total current assets	22,951	23,094

Fixed assets, net	5,260	5,563
Goodwill	1,469	1,469
Deferred tax assets	1,732	1,759
Intangible and other assets, net of accumulated amortization of $327 and $306, respectively	315	349
	8,776	9,140
Total assets	$31,727	$32,234

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,992	$4,863
Accrued liabilities	1,886	2,847
Deferred revenue	435	333
Total current liabilities	7,313	8,043

Deferred revenue, net of current portion	240	259
Accrued warranty, net of current portion	103	133
Deferred rent	463	473
Other liabilities	44	44
	850	909
Total liabilities	8,163	8,952

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at March 31,
2009 and December 31, 2008; 10,467,088 and 10,465,588 shares issued, respectively; 9,302,988 and 9,301,488 shares outstanding
at March 31, 2009 and December 31, 2008, respectively	105	105
Additional paid-in capital	21,068	20,890
Retained earnings	11,014	10,893
Accumulated other comprehensive loss, net of tax	(85)	(68)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	23,564	23,282
Total liabilities and shareholders’ equity	$31,727	$32,234

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008

Net sales	$12,202	$14,285
Cost of sales	8,076	9,506

Gross profit	4,126	4,779

Operating expenses:
Engineering, design and product development	694	715
Selling and marketing	1,398	1,451
General and administrative	1,855	1,775
Legal fees associated with lawsuit (See Note 9)	-	1,897
	3,947	5,838

Operating income (loss)	179	(1,059)

Interest and other income (expense):
Interest, net	(15)	4
Other, net	20	2
	5	6

Income (loss) before income taxes	184	(1,053)
Income tax provision (benefit)	63	(361)
Net income (loss)	$121	$(692)

Earnings (loss) per common share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

Shares used in per-share calculation:
Basic	9,257	9,278
Diluted	9,259	9,278

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$121	$(692)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	170	202
Depreciation and amortization	435	502
Deferred income taxes	33	(381)
Foreign currency transaction (gain) loss	(20)	1
Changes in operating assets and liabilities:
Receivables	1,828	(873)
Inventories	(2,162)	(190)
Other current assets	(204)	(38)
Other assets	8	6
Accounts payable	130	823
Accrued liabilities and other liabilities	(913)	334
Net cash used in operating activities	(574)	(306)

Cash flows from investing activities:
Purchases of fixed assets	(108)	(374)
Net cash used in investing activities	(108)	(374)

Cash flows from financing activities:
Proceeds from option exercises	8	15
Net cash provided by financing activities	8	15

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)

Net decrease in cash and cash equivalents	(679)	(676)
Cash and cash equivalents, beginning of period	2,000	2,561
Cash and cash equivalents, end of period	$1,321	$1,885

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K. foreign subsidiary is measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income in the condensed consolidated balance sheets.  Transaction gains and losses are included in other income in the condensed consolidated statement of operations.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation.

2. Recently issued accounting pronouncements

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.  In February 2008, the FASB issued a FASB Staff Position (“FSP”) 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  We currently do not have any financial assets or liabilities that are valued in inactive or non-orderly markets, and as such are not currently impacted by the issuance of FSP FAS 157-3 or FSP FAS 157-4.  We have adopted SFAS No. 157 as of January 1, 2008 and FSP 157-2 as of January 1, 2009.

Business Combinations: In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies”, which amends and clarifies the initial and subsequent accounting and disclosures of contingencies in a business combination.  We have adopted SFAS No. 141(R) effective January 1, 2009 and will apply it and FSP 141(R)-1 prospectively to business combinations completed after January 1, 2009.

Noncontrolling Interests: In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  We have adopted SFAS No. 160 as of January 1, 2009.  This statement will not have any effect on our financial statements since we do not participate in noncontrolling interests.

Participating Securities:  In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  We have adopted FSP EITF 03-6-1 as of January 1, 2009.  See Note 5 – Earnings per share.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Inventories

The components of inventories are:

	March 31,	December 31,
(In thousands)	2009	2008
Raw materials and purchased component parts	$7,125	$7,207
Work-in-process	30	27
Finished goods	4,926	2,685
	$12,081	$9,919

4. Accrued product warranty liability

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
(In thousands)	2009	2008
Balance, beginning of period	$393	$500
(Reversals) additions related to warranties issued	(14)	135
Warranty costs incurred	(51)	(117)
Balance, end of period	$328	$518

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in the first quarter of 2009, the Company initiated and completed certain restructuring programs to better utilize its workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to the employee reductions.  During the first quarter of 2009, the Company recorded pre-tax restructuring charges of approximately $122,000 in accordance with FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities."  These one time termination benefit charges have been included within general and administrative expenses. The restructuring activity includes severance related costs related to the termination of 12 employees.

Accrued severance and related restructuring costs were as follows at March 31, 2009:

Balance at December 31, 2008	$18
Pre-tax severance and related charges	122
Cash paid	(33)
Balance at March 31, 2009	$107

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
(In thousands, except per share data)	2009	2008
Net income (loss)	$121	$(692)

Shares:
Basic: Weighted average common shares outstanding	9,257	9,278
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	2	-
Diluted: Weighted average common and common equivalent shares outstanding	9,259	9,278

Net income (loss) per common share:
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP EITF 03-6-1 was applicable to us beginning on January 1, 2009.  This statement did not have a material effect on our computation of basic and diluted earnings per share since our unvested restricted stock awards do not contain rights to nonforfeitable dividends.

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended March 31, 2009 and 2008, there were 839,649 and 958,647, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

7. Comprehensive income (loss)

The following table summarizes our comprehensive income (loss):

	Three months ended
	March 31,
(In thousands)	2009	2008
Net income (loss)	$121	$(692)
Foreign currency translation adjustment	(17)	(10)
Total comprehensive income (loss)	$104	$(702)

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Stockholder’s equity

Changes in stockholders’ equity for the three months ended March 31, 2009 were as follows (in thousands):

Balance at December 31, 2008	$23,282
Net income	121
Proceeds from issuance of shares from exercise of stock options	8
Share-based compensation expense	170
Foreign currency translation adjustment	(17)
Balance at March 31, 2009	$23,564

9. Commitments and contingencies

The Company had been involved in patent litigation with FutureLogic, Inc. (“FutureLogic”) with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035.  On May 13, 2008, the Company signed a Patent License and Settlement Agreement with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties.  Under the Patent License and Settlement Agreement, FutureLogic has agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology.  The license granted FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

10. Income taxes

We recorded an income tax provision for the first quarter of 2009 of $63,000 at an effective tax rate of 34.2%, compared to an income tax benefit during the first quarter of 2008 of $361,000 at an effective tax rate of 34.3%.

As of March 31, 2009, we had a net deferred tax asset of $3,786,000.  In order to utilize this deferred tax asset, we will need to generate approximately $10.8 million of taxable income in future years.  Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2002.  During 2008, a limited scope audit of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2003 through 2007 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the condensed consolidated financial statements.  No federal, state or foreign tax jurisdictions are currently under examination.

As of March 31, 2009, we had $160,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. In addition, we have a strong focus on the after-market side of the business, with a growing commitment to printer service, supplies and spare parts. We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2008.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2009.

Results of Operations: Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net Sales. Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2009		March 31, 2008		$	%
Banking and point-of-sale	$2,441	20.0%	$2,733	19.1%	$(292)	(10.7%)
Casino and gaming	4,857	39.8%	4,837	33.9%	20	0.4%
Lottery	1,106	9.1%	3,610	25.3%	(2,504)	(69.4%)
TransAct Services Group	3,798	31.1%	3,105	21.7%	693	22.3%
	$12,202	100.0%	$14,285	100.0%	$(2,083)	(14.6%)

International *	$3,670	30.1%	$2,182	15.3%	$1,488	68.2%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2009 decreased $2,083,000, or 15%, from the same period last year due primarily to lower printer sales into our lottery (a decrease of $2,504,000, or 69%) and banking and point-of-sale markets (a decrease of $292,000, or 11%) partially offset by a $693,000, or 22% increase from our TransAct Services Group (“TSG”). Sales from our casino and gaming market remained consistent.  Printer sales volume decreased by 28% while the average selling price of our printers increased by approximately 5% from the first quarter of 2008 to the first quarter of 2009.  Overall, international sales increased $1,488,000, or 68%, largely due to higher international shipments of our casino and gaming printers.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts and checks at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media.  Sales of our banking and POS printers worldwide decreased $292,000, or 11%.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2009		March 31, 2008		$	%
Domestic	$1,958	80.2%	$2,512	91.9%	$(554)	(22.1%)
International	483	19.8%	221	8.1%	262	118.6%
	$2,441	100.0%	$2,733	100.0%	$(292)	(10.7%)

Domestic banking and POS revenue decreased to $1,958,000, representing a $554,000, or 22%, decrease from the first quarter of 2008 primarily driven by lower sales of our POS printers. Sales of our POS printers declined by approximately 22% largely due to the general economic slowdown that we believe is currently impacting, and will continue to adversely impact for the remainder of 2009 the capital spending of our retail and hospitality customers.  Contributing to the decline in sales of our POS printers, sales of our legacy line of POS impact printers decreased by approximately 57%.  We expect sales of our legacy impact printers for the remainder of 2009 to continue to be lower than those reported for the comparable 2008 period, as these printers continue to be replaced by our newer thermal and inkjet printers.  Despite these declines, sales of our two new printer products for McDonalds, the Ithaca 8000 and Ithaca 8040®, more than tripled in the first quarter of 2009 as compared to the first quarter of 2008.  We expect sales of these printer products to continue to increase in the second and third quarters of 2009, compared to the first quarter of 2009, as McDonalds increases the pace of its rollout of printers used in its new combined beverage initiative.  Banking printer sales remained consistent in the first quarter of 2009 compared to the first quarter of 2008.  However, we expect banking printer sales to increase in the second and third quarters of 2009, compared to the first quarter of 2009, as we begin to ship in greater volume a $4.9 million order we received from a large banking customer in February 2009.

International banking and POS printer shipments increased $262,000, or 119%, to $483,000, due primarily to higher POS printer sales to our international distributors in Latin America.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming products increased $20,000, or less than 1%, from the first quarter of 2008.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2009		March 31, 2008		$	%
Domestic	$1,940	39.9%	$3,039	62.8%	$(1,099)	(36.2%)
International	2,917	60.1%	1,798	37.2%	1,119	62.2%
	$4,857	100.0%	$4,837	100.0%	$20	0.4%

Domestic sales of our casino and gaming printers decreased $1,099,000, or 36%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by the downturn in the domestic casino market.  We expect the domestic casino and gaming market to continue to be weak for the remainder of 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $1,119,000, or 62%, to $2,917,000 in the first quarter of 2009.  This increase was due primarily to the 826% increase in our thermal casino printer sales in Australia and Asia as well as the more than doubling of our off-premise gaming printer sales largely due to new customers in Australia.  The excessive change in our thermal casino printer sales in Australia and Asia was due to an unusually low first quarter sales to these particular customers in 2008.

Lottery:
Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.  Sales of our lottery products decreased $2,504,000, or 69%, from the first quarter of 2008, due to lower domestic sales of lottery printers to GTECH.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2009		March 31, 2008		$	%
Domestic	$1,002	90.6%	$3,506	97.1%	$(2,504)	(71.4%)
International	104	9.4%	104	2.9%	-	0.0%
	$1,106	100.0%	$3,610	100.0%	$(2,504)	(69.4%)

Domestic printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $2,504,000, or 71%, due to the timing of orders.  International printer sales remained consistent in the first quarter of 2009 compared to the first quarter of 2008. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect as we ship a $3.6 million order we received from GTECH in April 2009, as well as other orders in our backlog combined with anticipated new future orders, sales to GTECH will increase for the rest of 2009.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons and receipt paper), replacement parts, maintenance and repair services, refurbished printers, accessories, and shipping and handling charges.  Sales from TSG increased $693,000, or 22%.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2009		March 31, 2008		$	%
Domestic	$3,632	95.6%	$3,046	98.1%	$586	19.2%
International	166	4.4%	59	1.9%	107	181.4%
	$3,798	100.0%	$3,105	100.0%	$693	22.3%

Domestic revenue from TSG increased $586,000, or 19%, largely due to an increase of approximately 44% in sales of consumable products compared to the same period in 2008, including higher sales of inkjet cartridges, as well as growing sales of paper and other consumable products through our new e-commerce website, TransActSupplies.com.

Internationally, TSG revenue increased $107,000, or 181%, to $166,000, due to increased sales of consumables and replacement parts.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$4,126	$4,779	(13.7%)	33.8%	33.5%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit decreased $653,000, or 14%, to $4,126,000 from $4,779,000 primarily due to a 15% decrease in sales from the first quarter 2009 compared to the first quarter 2008. Despite a 15% decline in sales, gross margin increased to 33.8% from 33.5%, due primarily to lower component part and labor costs resulting from our continued focus to increasingly move production of our products to a lower cost contract manufacturer in Asia.  Gross profit for the first quarter of 2009 was also favorably impacted by approximately $300,000 of increased absorption of certain manufacturing overhead expenses due to the transition of more of our production to Asia compared to the first quarter of 2008.

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$694	$715	(2.9%)	5.7%	5.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the first quarter of 2009 decreased $21,000, or 3%, due primarily to lower outside testing and pre-production expenses related to new product development.  Engineering and product development expenses increased as a percentage of net sales due primarily to a lower volume of sales in the first quarter of 2009 compared to the first quarter of 2008.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,398	$1,451	(3.7%)	11.4%	10.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the first quarter of 2009 decreased $53,000, or 4%, due to approximately $22,000 of lower travel related expenses, approximately $20,000 of lower consulting and professional fees and a reduction of approximately $34,000 promotional marketing expenses offset by approximately $30,000 of higher employee compensation.  Selling and marketing expenses increased as a percentage of net sales due primarily to a lower volume of sales in the first quarter of 2009 compared to the first quarter of 2008.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,855	$1,775	4.5%	15.2%	12.4%

General and administrative expenses primarily include salaries and payroll related expenses for our executives, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $80,000, or 5%, due primarily to approximately $23,000 in increased legal expenses related to general corporate matters, increased employee compensation related expenses associated to the hiring of our new Vice President of Business Development in May 2008, partially offset by approximately $128,000 reduction in employee compensation related expenses for all other G&A departments and approximately $34,000 lower professional fee expenses.  In addition, general and administrative expenses for the first quarter of 2009 included a severance charge of approximately $120,000 related to the termination of approximately 12 employees.  General and administrative expenses increased as a percentage of net sales due primarily to a lower volume of sales as well as higher expenses in the first quarter of 2009 as compared to the first quarter of 2008.

Legal Fees associated with lawsuit.  During the first quarter of 2009, we did not incur any legal fees related to the recently settled lawsuit with FutureLogic, Inc. compared to $1,897,000 of fees incurred in the first quarter of 2008.  We settled our litigation with FutureLogic, Inc. in May 2008 and as a result of this settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income (Loss). Operating income (loss) information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$179	$(1,059)	116.9%	1.5%	(7.4%)

During the first quarter of 2009, we reported operating income of $179,000, or 2% of net sales, compared to an operating loss of ($1,059,000), or (7%) of net sales in the first quarter of 2008.  The increase in our operating income and operating margin was primarily due to lower operating expenses (primarily the non-recurrence of legal expense related to the FutureLogic lawsuit), partially offset by lower gross profit resulting from the 15% decline in sales in the first quarter of 2009 compared to that of 2008.

Interest. We recorded net interest expense of $15,000 in the first quarter of 2009 compared to net interest income of $4,000 in the first quarter of 2008.  The decrease was largely due to a lower average cash balance in the first quarter of 2009 compared to the first quarter of 2008, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment. See “Liquidity and Capital Resources” below for more information.

Other Income (Expense). We recorded other income of $20,000 in the first quarter of 2009 compared to $2,000 in the first quarter of 2008.  The increase was primarily due to foreign currency exchange gains recorded by our UK subsidiary resulting from the strengthening of the U.S. dollar against the British pound during the first quarter of 2009 as compared to the first quarter of 2008.

Income Taxes. We recorded an income tax provision for the first quarter of 2009 of $63,000 at an effective tax rate of 34.2%, compared to an income tax benefit during the first quarter of 2008 of $361,000 at an effective tax rate of 34.3%.  We expect our annual effective tax rate for 2009 to be between 34% and 35%.

Net Income (Loss). We reported net income during the first quarter of 2009 of $121,000, or $0.01 per diluted share, compared to a net loss of $692,000 or ($0.07) per diluted share, for the first quarter of 2008.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2009, our cash flows reflected the results of lower sales volume, decreased capital spending and increased inventory investment.  Our cash balance decreased $679,000 from December 31, 2008 and we ended the first quarter of 2009 with approximately $1,321,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash used in operations of $574,000 in the first three months of 2009 as compared to our cash used in operations of $306,000 in the first three months of 2008:

During the first three months of 2009:
•	We reported net income of $121,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $605,000.
•	Accounts receivable decreased $1,828,000 due to lower sales in the first three months of 2009 compared to the fourth quarter of 2008.
•
Gross inventories increased $2,162,000 due to higher stocking levels resulting from initiatives to increasingly move production to Asia.  As we transition more of our printer production to Asia, we decided to temporarily increase our stocking levels as a cautionary measure to minimize any potential disruption to our customers.  As a result, we experienced an increase in inventories in the first quarter of 2009.  We expect our inventories to decline starting in the second quarter of 2009, as we complete the transition of our production to Asia.

•	Accounts payable increased $130,000 due to the timing of payments during the quarter.
•	Accrued liabilities and other liabilities decreased $913,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2008 annual bonuses in March 2009.

During the first three months of 2008:
•	We reported a net loss of $692,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $704,000.
•	Accounts receivable increased $873,000 due to higher sales during the first three months of 2008 compared to the fourth quarter of 2007.
•	Inventories increased $190,000 due to higher stocking levels resulting from initiatives to increasingly move production to Asia and increased sales volume in the first quarter of 2008.
•	Accounts payable increased $823,000 due to higher inventory purchases related to higher sales volume and the timing of payments during the quarter.
•	Accrued liabilities and other liabilities increased $334,000 due primarily to increased accrued legal fees primarily related to the now-settled lawsuit with FutureLogic, Inc. during the quarter.

Investing activities:  Our capital expenditures were $108,000 and $374,000 in the first three months of 2009 and 2008, respectively.  Expenditures in 2009 included approximately $51,000 for the purchase of new product tooling, $35,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering and computer equipment.  Expenditures in 2008 included approximately $280,000 for the purchase of new product tooling, $60,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of computer hardware. Capital expenditures for 2009 are expected to be approximately $1,000,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities:  We generated $8,000 of cash from financing activities during the first three months of 2009 from proceeds from stock option exercises.  During the first three months of 2008, we generated approximately $15,000 of cash from financing activities from proceeds from stock option exercises.

Working Capital
Our working capital increased to $15,638,000 at March 31, 2009 from $15,051,000 at December 31, 2008.  Our current ratio increased to 3.1 to 1 at March 31, 2009 compared to 2.9 to 1 at December 31, 2008.  The increase in both our working capital and current ratio was largely due to higher inventory balances resulting from higher stocking levels based on our initiatives to increasingly move production to Asia, as well as lower accrued liabilities balances primarily due to lower payroll and fringe benefit related accruals, offset by lower accounts receivable resulting from lower sales volume during the first quarter of 2009.

Deferred Taxes
As of March 31, 2009, we had a net deferred tax asset of $3,786,000.  In order to utilize this deferred tax asset, we will need to generate approximately $10.8 million of taxable income in future years. Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility was $94,000.  The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Banknorth Credit Facility at March 31, 2009.  The following table lists the financial covenants and the performance measurements at March 31, 2009:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2009
Operating cash flow / Debt service	Total Minimum of 1.25 times	81.7 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of March 31, 2009, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Banknorth Credit facility were $20,000,000 at March 31, 2009.

Stock Repurchase Program
On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three-year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During the three months ended March 31, 2009, we made no repurchases of common stock.  As of March 31, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our 2008 Form 10-K.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2008.  We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K.  There has been no material changes in our exposure to market risk during the three months ended March 31, 2009.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008,  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

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

For the three months ended March 31, 2009, we made no repurchases of common stock.  As of March 31, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share since the inception of the Stock Repurchase Program.  As of March 31, 2009, $6,462,000 remains available to purchase common stock pursuant to the Stock Repurchase Program.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 11, 2009	Steven A. DeMartino
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