Form 10-Q
period 2009-08-10
TRANSACT TECHNOLOGIES INC
filed 2009-08-10
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common stock, $.01 par value	9,317,838

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$1,934	$2,000
Receivables, net	8,764	8,734
Inventories	10,421	9,919
Refundable income taxes	35	35
Deferred tax assets	2,055	2,054
Other current assets	541	352
Total current assets	23,750	23,094

Fixed assets, net	5,039	5,563
Goodwill	1,469	1,469
Deferred tax assets	1,375	1,759
Intangible and other assets, net of accumulated amortization of $348 and $306, respectively	282	349
	8,165	9,140
Total assets	$31,915	$32,234

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,907	$4,863
Accrued liabilities	2,156	2,847
Deferred revenue	484	333
Total current liabilities	6,547	8,043

Deferred revenue, net of current portion	349	259
Accrued warranty, net of current portion	79	133
Deferred rent	450	473
Other liabilities	44	44
	922	909
Total liabilities	7,469	8,952

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at June 30, 2009 and December 31, 2008; 10,480,438 and 10,465,588 shares
issued, respectively; 9,316,338 and 9,301,488 shares outstanding
at June 30, 2009 and December 31, 2008, respectively	105	105
Additional paid-in capital	21,278	20,890
Retained earnings	11,663	10,893
Accumulated other comprehensive loss, net of tax	(62)	(68)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	24,446	23,282
Total liabilities and shareholders’ equity	$31,915	$32,234

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$14,236	$16,319	$26,438	$30,604
Cost of sales	9,380	10,859	17,456	20,365

Gross profit	4,856	5,460	8,982	10,239

Operating expenses:
Engineering, design and product development	666	691	1,360	1,406
Selling and marketing	1,455	1,516	2,853	2,967
General and administrative	1,693	1,722	3,548	3,497
Legal fees associated with lawsuit (See Note 9)	-	1,132	-	3,029
	3,814	5,061	7,761	10,899

Operating income (loss)	1,042	399	1,221	(660)

Interest and other expense:
Interest, net	(18)	(7)	(33)	(3)
Other, net	(50)	(8)	(30)	(6)
	(68)	(15)	(63)	(9)

Income (loss) before income taxes	974	384	1,158	(669)
Income tax provision (benefit)	325	94	388	(267)
Net income (loss)	$649	$290	$770	$(402)

Earnings (loss) per common share:
Basic	$0.07	$0.03	$0.08	$(0.04)
Diluted	$0.07	$0.03	$0.08	$(0.04)

Shares used in per-share calculation:
Basic	9,284	9,309	9,271	9,294
Diluted	9,353	9,516	9,280	9,294

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$770	$(402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	342	409
Depreciation and amortization	909	959
Deferred income taxes	377	(321)
Foreign currency transaction loss (gain)	31	(6)
Changes in operating assets and liabilities:
Receivables	(31)	(2,252)
Inventories	(501)	1,416
Other current assets	(188)	39
Other assets	17	15
Accounts payable	(957)	727
Accrued liabilities and other liabilities	(556)	(156)
Net cash provided by operating activities	213	428

Cash flows from investing activities:
Purchases of fixed assets	(333)	(521)
Net cash used in investing activities	(333)	(521)

Cash flows from financing activities:
Proceeds from option exercises	46	63
Net cash provided by financing activities	46	63

Effect of exchange rate changes on cash and cash equivalents	8	(3)

Net decrease in cash and cash equivalents	(66)	(33)
Cash and cash equivalents, beginning of period	2,000	2,561
Cash and cash equivalents, end of period	$1,934	$2,528

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

Participating Securities:  In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  We have adopted FSP EITF 03-6-1 as of January 1, 2009.  See Note 6 – Earnings per share.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Recently issued accounting pronouncements (continued)

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 is based on the same principles as those that currently exist in the auditing standards and it includes a new required disclosure of the date through which an entity has evaluated subsequent events.  We adopted SFAS No. 165 in the second quarter of 2009.  See Note 11 – Subsequent Events.

Transfers of Financial Assets: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of SFAS No. 140”, to improve the relevance and comparability of information that a reporting entity provides in its financial statements about a transfer of financial assets.  This statement will be effective on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  We do not anticipate this standard will have a material impact on our financial statements.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, amending the consolidation guidance for variable-interest entities.  This statement will be effective on January 1, 2010.  This statement will not have any effect on our financial statements since we do not have any variable-interest entities.

FASB Accounting Standards Codification: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009.  This statement replaces SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”, and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles.  The Codification does not replace or affect guidance issued by the SEC or its staff.  After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

3. Inventories

The components of inventories are:

	June 30,	December 31,
(In thousands)	2009	2008
Raw materials and purchased component parts	$6,982	$7,207
Work-in-process	1	27
Finished goods	3,438	2,685
	$10,421	$9,919

4. Accrued product warranty liability

The following table summarizes the activity recorded in the accrued product warranty liability during the three and six months ended June 30, 2009 and 2008.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Balance, beginning of period	$328	$518	$393	$500
(Reversals) additions related to warranties issued	(6)	81	(20)	216
Warranty costs incurred	(47)	(116)	(98)	(233)
Balance, end of period	$275	$483	$275	$483

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in the first half of 2009, the Company initiated and completed certain restructuring programs to better utilize its workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to the employee reductions.  During the three and six months ended June 30, 2009, the Company recorded pre-tax restructuring charges of approximately $24,000 and $146,000, respectively, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."  These one time termination benefit charges have been included within general and

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Restructuring and other charges (continued)

administrative expenses. The restructuring activity during the three and six months ended June 30, 2009 includes severance costs related to the termination of 1 and 13 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2009.

	Three months ended	Six months ended
	June 30,	June 30,
(In thousands)	2009	2009
Accrual balance, beginning of period	$107	$18
Pre-tax severance charges	24	146
Cash payments	(80)	(113)
Accrual balance, end of period	$51	$51

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income (loss)	$649	$290	$770	$(402)

Shares:
Basic: Weighted average common shares outstanding	9,284	9,309	9,271	9,294
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	69	207	9	-
Diluted: Weighted average common and common equivalent shares outstanding	9,353	9,516	9,280	9,294

Net income (loss) per common share:
Basic	$0.07	$0.03	$0.08	$(0.04)
Diluted	$0.07	$0.03	$0.08	$(0.04)

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  FSP EITF 03-6-1 was effective on January 1, 2009.  This statement did not have a material effect on our computation of basic and diluted earnings per share since our unvested restricted stock awards do not contain rights to nonforfeitable dividends.

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended June 30, 2009 and 2008, there were 531,100 and 223,750, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2009 and 2008, there were 773,950 and 968,797, respectively, potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and unvested restricted stock, that were excluded from the earnings per share calculation as the effect of such shares would be anti-dilutive.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Comprehensive income (loss)

The following table summarizes the Company’s comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Net income (loss)	$649	$290	$770	$(402)
Foreign currency translation adjustment	23	1	6	(9)
Total comprehensive income (loss)	$672	$291	$776	$(411)

8. Stockholder’s equity

Changes in stockholders’ equity for the six months ended June 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$23,282
Net income	770
Proceeds from issuance of shares from exercise of stock options	46
Share-based compensation expense	342
Foreign currency translation adjustment	6
Balance at June 30, 2009	$24,446

9. Commitments and contingencies

The Company had been involved in patent litigation with FutureLogic, Inc. (“FutureLogic”) with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035.  On May 13, 2008, the Company signed a Patent License and Settlement Agreement with FutureLogic that settled the patent litigation and all other legal matters outstanding between the two parties.  Under the Patent License and Settlement Agreement, FutureLogic agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology.  The license granted FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

10. Income taxes

We recorded an income tax provision for the second quarter of 2009 of $325,000 at an effective tax rate of 33.4%, compared to an income tax provision during the second quarter of 2008 of $94,000 at an effective tax rate of 24.5%.  For the six months ended June 30, 2009, we recorded an income tax provision of $388,000 at an effective tax rate of 33.5%, compared to an income tax benefit during the six months ended June 30, 2008 of $267,000 at an effective tax rate of 39.9%.

As of June 30, 2009, we had a net deferred tax asset of $3,430,000.  In order to utilize this deferred tax asset, we will need to generate approximately $9.7 million of taxable income in future years.  Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

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

As of June 30, 2009, we had $160,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

11. Subsequent Events

Our financial statements for the quarter ended June 30, 2009 were issued on August 10, 2009.  We have determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group we provide a complete range of supplies and consumables items used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government verticals.  Through our webstore, www.transactsupplies.com, and an expert direct selling team, we address the rapidly growing on-line demand for this product category.  We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2008.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2009.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net Sales.  Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended June 30, 2009 and 2008 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Banking and point-of-sale	$5,517	38.7%	$3,013	18.5%	$2,504	83.1%
Casino and gaming	3,459	24.3%	5,440	33.3%	(1,981)	(36.4%)
Lottery	1,960	13.8%	4,786	29.3%	(2,826)	(59.0%)
TransAct Services Group	3,300	23.2%	3,080	18.9%	220	7.1%
	$14,236	100.0%	$16,319	100.0%	$(2,083)	(12.8%)

International *	$2,171	15.3%	$2,571	15.8%	$(400)	(15.6%)

Net sales for the second quarter of 2009 decreased $2,083,000, or 13%, from the same period last year due primarily to lower printer sales in our lottery (a decrease of $2,826,000, or 59%), and casino and gaming markets (a decrease of $1,981,000, or 36%) partially offset by a $2,504,000, or 83% increase from our banking and point-of-sale markets as well as a $220,000, or 7%, increase from our TransAct Services Group (“TSG”).  Printer sales volume decreased by 27% while the average selling price of our printers increased by approximately 13% (due primarily to an increase in sales of banking printers with higher average selling prices) from the second quarter of 2008 to the second quarter of

2009.  Overall, international sales decreased by $400,000, or 16%, largely due to lower international shipments of our casino and gaming printers.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts and checks at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media.  Sales of our banking and POS printers worldwide increased approximately $2,504,000, or 83%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$5,375	97.4%	$2,748	91.2%	$2,627	95.6%
International	142	2.6%	265	8.8%	(123)	(46.4%)
	$5,517	100.0%	$3,013	100.0%	$2,504	83.1%

Domestic banking and POS revenue increased to $5,375,000, representing a $2,627,000, or 96%, increase from the second quarter of 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased by over 800% in the second quarter of 2009 compared to the second quarter of 2008 as we began to ship against the $4.9 million order we received from a large banking customer in February 2009.  We expect to finish the shipment for this order in the second half of 2009.  Sales of our POS printers remained consistent in the second quarter of 2009 compared to the second quarter of 2008, however, sales of our two new printer products for McDonalds, the Ithaca® 8000 (for McDonald’s grill initiative) and Ithaca® 8040 (for McDonald’s combined beverage initiative), more than tripled in the second quarter of 2009 compared to the second quarter of 2008.  We expect sales of these printer products to remain consistent in the third and fourth quarters of 2009 as compared to the second quarter of 2009, as McDonalds continues the current pace of its rollout of printers used in its new combined beverage initiative.  The increase in POS printers sales resulting from sales of the two new printer products for McDonalds was largely offset by a decline in sales of non-McDonalds POS printers due to the general economic slowdown that we believe will continue to adversely impact sales of POS printers to our retail and hospitality customers. Contributing to this decline, sales of our legacy line of POS impact printers decreased by approximately 48%.  We expect sales of our legacy impact printers for the remainder of 2009 to continue to be lower than those reported for the comparable 2008 period, as these printers continue to be replaced by our newer thermal and inkjet printers.

International banking and POS printer shipments decreased by approximately $123,000, or 46%, to $142,000, due primarily to lower sales to our international distributors in Asia and Latin America.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming products decreased by $1,981,000, or 36%, from the second quarter of 2008.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$1,778	51.4%	$3,515	64.6%	$(1,737)	(49.4%)
International	1,681	48.6%	1,925	35.4%	(244)	(12.7%)
	$3,459	100.0%	$5,440	100.0%	$(1,981)	(36.4%)

Domestic sales of our casino and gaming printers decreased by $1,737,000, or 49%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by the downturn in the domestic casino market.  We expect the domestic casino and gaming market to continue to be weak for the remainder of 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased $244,000, or 13%, to $1,681,000 in the second quarter of 2009.  This decrease was due primarily to a 68% decrease in casino printer sales to our European distributor.  The decrease was partially offset by a 209% increase of casino printer sales due to the timing of orders to our Australian distributor and a 16% increase in sales of our new line of off-premise gaming printers.

Lottery:
Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.  Sales of our lottery products decreased by $2,826,000, or 59%, from the second quarter of 2008, due to lower sales of lottery printers to GTECH, both domestically and internationally.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$1,735	88.5%	$4,549	95.0%	$(2,814)	(61.9%)
International	225	11.5%	237	5.0%	(12)	(5.1%)
	$1,960	100.0%	$4,786	100.0%	$(2,826)	(59.0%)

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $2,826,000, or 59%, in the second quarter of 2009 compared to the second quarter of 2008, due to the timing of orders, with domestic sales decreasing approximately $2,814,000, or 62%, and international sales decreasing approximately $12,000, or 5%. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect as we ship a $3.6 million order we received from GTECH in April 2009, as well as other orders in our backlog combined with anticipated new future orders, sales to GTECH will increase for the rest of 2009 as compared to the first half of 2009.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, refurbished printers, accessories and shipping and handling charges.  Sales from TSG increased $220,000, or 7%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$3,177	96.3%	$2,936	95.3%	$241	8.2%
International	123	3.7%	144	4.7%	(21)	(14.6%)
	$3,300	100.0%	$3,080	100.0%	$220	7.1%

Domestic revenue from TSG increased $241,000, or 8%, largely due to an increase of approximately 30% in sales of consumable products compared to the same period in 2008, including higher sales of inkjet cartridges, as well as growing sales of paper and other consumable products through our new e-commerce website, TransActSupplies.com.   The increase was partially offset by a 32% decrease in sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue decreased $21,000, or 15%, to $123,000, due primarily to decreased sales of consumables and replacements parts.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$4,856	$5,460	(11.1%)	34.1%	33.5%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit decreased $604,000, or 11%, to $4,856,000 from $5,460,000 due primarily to a 13% decrease in sales from the second quarter 2009 compared to the second quarter 2008.  Despite a 13% decrease in sales, gross margin increased to 34.1% from 33.5%, due primarily to lower component part and labor costs resulting from our continued focus to increasingly move production of our products to a lower cost contract manufacturer in Asia, as well as approximately $87,000 of lower product warranty expense resulting from improved repair history and a 27% decline in printer shipments in the second quarter of 2009 compared to the second quarter of 2008.  Gross profit for the second quarter of 2009 was also favorably impacted from our cost reduction initiatives as well as approximately $150,000 of lower average per unit costs of certain manufacturing overhead expenses due to the transition of more of our production to Asia compared to the second quarter of 2008.

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$666	$691	(3.6%)	4.7%	4.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the second quarter 2009 decreased by $25,000, or 4%, due primarily to lower employee compensation related expenses. Engineering and product development expenses increased as a percentage of net sales due primarily to a lower volume of sales in the second quarter of 2009 compared to the second quarter of 2008.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,455	$1,516	(4.0%)	10.2%	9.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the second quarter of 2009 decreased by $61,000, or 4%, due to approximately $31,000 of lower sales commissions resulting from a 13% decrease in sales, approximately $32,000 of lower travel related expenses, and a reduction of approximately $17,000 in promotional marketing expenses due to the cost control initiatives that were put in place for 2009.  These decreases were partially offset by approximately $22,000 of higher employee compensation related expenses.  Selling and marketing expenses increased as a percentage of net sales due primarily to a lower volume of sales in the second quarter of 2009 compared to the second quarter of 2008.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,693	$1,722	(1.7%)	11.9%	10.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executives, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased by 2%, due primarily to approximately $148,000 of lower employee compensation related expenses, partially offset by $43,000 in increased legal expenses related to general corporate matters, as well as $45,000 in increased depreciation on software purchased in the second quarter of 2009.  In addition, general and administrative expenses for the second quarter of 2009 included additional severance charges of approximately $24,000 related to an employee termination.  General and administrative expenses increased as a percentage of net sales due primarily to a lower volume of sales in the second quarter of 2009 as compared to the second quarter of 2008.

Legal Fees associated with lawsuit.  During the second quarter of 2009, we did not incur any legal fees related to the settled lawsuit with FutureLogic, Inc. compared to $1,132,000 of fees incurred in the second quarter of 2008.  We settled our litigation with FutureLogic, Inc. in May 2008 and as a result of this settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,042	$399	161.2%	7.3%	2.4%

During the second quarter of 2009, we reported operating income of $1,042,000, or 7.3% of net sales, compared to operating income of $399,000, or 2.4% of net sales in the second quarter of 2008.  The increase in our operating income and operating margin was primarily due to lower operating expenses (primarily the absence of legal expense related to the FutureLogic lawsuit), partially offset by lower gross profit resulting from a 13% decline in sales in the second quarter of 2009 as compared to the second quarter of 2008.

Interest.  We recorded net interest expense of $18,000 in the second quarter of 2009 compared to $7,000 in the second quarter of 2008.  The increase in our net interest expense was largely due to a lack of interest income from a lower average cash balance in the second quarter of 2009 compared to the second quarter of 2008, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  See “Liquidity and Capital Resources” below for more information.

Other Expense.  We recorded other expense of $50,000 in the second quarter of 2009 compared to $8,000 in the second quarter of 2008.  The increase was primarily due to foreign currency exchange losses recorded by our UK subsidiary resulting from a 16% weakening of the U.S. dollar against the British pound during the second quarter of 2009, as compared to no change between the exchange rates of the U.S. dollar and the British pound in the second quarter of 2008.

Income Taxes.  We recorded an income tax provision for the second quarter of 2009 of $325,000 at an effective tax rate of 33.4%, compared to an income tax provision during the second quarter of 2008 of $94,000 at an effective tax rate of 24.5%.  The lower effective tax rate for the second quarter of 2008 was largely due to a change in estimated income for the year when we settled our FutureLogic lawsuit.  We expect our annual effective tax rate for 2009 to be between 33% and 34%.

Net Income.  We reported net income during the second quarter of 2009 of $649,000, or $0.07 per diluted share, compared to net income of $290,000, or $0.03 per diluted share, for the second quarter of 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net Sales.  Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the six months ended June 30, 2009 and 2008 were as follows:

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Banking and point-of-sale	$7,958	30.1%	$5,746	18.8%	$2,212	38.5%
Casino and gaming	8,316	31.5%	10,277	33.6%	(1,961)	(19.1%)
Lottery	3,066	11.6%	8,396	27.4%	(5,330)	(63.5%)
TransAct Services Group	7,098	26.8%	6,185	20.2%	913	14.8%
	$26,438	100.0%	$30,604	100.0%	$(4,166)	(13.6%)

International *	$5,841	22.1%	$4,753	15.5%	$1,088	22.9%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2009 decreased $4,166,000, or 14%, from the same period last year due primarily to lower printer shipments in our lottery (a decrease of $5,330,000, or 64%) and casino and gaming (a decrease of $1,961,000, or 19%) markets, partially offset by a $2,212,000, or 39%, increase from our banking and point-of-sale market as well as a $913,000, or 15%, increase from TSG.  Printer sales volume decreased by 28% while the average selling price of our printers increased by approximately 9% (due primarily to an increase in sales of banking printers with higher average selling prices) from the first half of 2008 to the first half of 2009.  Overall, international sales increased by $1,088,000, or 23%, largely due to higher international shipments of our casino and gaming printers.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide increased approximately $2,212,000, or 39%.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$7,333	92.1%	$5,260	91.5%	$2,073	39.4%
International	625	7.9%	486	8.5%	139	28.6%
	$7,958	100.0%	$5,746	100.0%	$2,212	38.5%

Domestic banking and POS revenue increased to $7,333,000, representing a $2,073,000, or 39%, increase from the first half of 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased by more than 300% in the first half of 2009 compared to the first half of 2008 as we began to ship against the $4.9 million order we received from a large banking customer in February 2009.  We expect to finish the shipment for this order in the second half of 2009.  Sales of our POS printers declined by approximately 13% largely due to the general economic slowdown that we believe is currently impacting, and will continue to adversely impact for the remainder of 2009, the capital spending of a number of our retail and hospitality customers.  Contributing to the decline in sales of our POS printers, sales of our legacy line of POS impact printers decreased by approximately 52%.  We expect sales of our legacy impact printers for the remainder of 2009 to continue to be lower than those reported for the comparable 2008 period, as these printers continue to be replaced by our newer thermal and inkjet printers.  Despite these declines, sales of our two new printer products for McDonalds, the Ithaca 8000® (for McDonald’s grill initiative) and Ithaca 8040® (for McDonald’s combined beverage initiative), almost quadrupled during the first half of 2009 compared to the first half of 2008.  We expect sales of these printer products to continue to remain consistent in the third and fourth quarters of 2009 as compared to the second quarter of 2009, as McDonalds continues the current pace of its rollout of printers used in its new combined beverage initiative.

International banking and POS printer shipments increased $139,000, or 29%, to $625,000, due primarily to higher POS printer sales to our international distributors in Latin America.

Casino and gaming:
Sales of our casino and gaming products decreased by $1,961,000, or 19%, from the first half of 2008.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$3,718	44.7%	$6,554	63.8%	$(2,836)	(43.3%)
International	4,598	55.3%	3,723	36.2%	875	23.5%
	$8,316	100.0%	$10,277	100.0%	$(1,961)	(19.1%)

Domestic sales of our casino and gaming printers decreased by $2,836,000, or 43%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by the downturn in the domestic casino market.  We expect the domestic casino and gaming market to continue to be weak for the remainder of 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $875,000, or 24%, to $4,598,000 in the first half of 2009.  This increase was led by a 322% increase in casino printer sales due to the timing of orders to our Australian distributor in 2008 and a 110% increase in sales of our new line of off-premise gaming printers largely due to continued growing sales to our existing European distributor and a new customer in Australia.  These increases were partially offset by a 47% decline in casino printer sales to our European distributor.

Lottery:
Sales of our lottery products decreased by $5,330,000, or 64%, from the first half of 2008, due to lower sales of lottery printers to GTECH, both domestically and internationally.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$2,737	89.3%	$8,055	95.9%	$(5,318)	(66.0%)
International	329	10.7%	341	4.1%	(12)	(3.5%)
	$3,066	100.0%	$8,396	100.0%	$(5,330)	(63.5%)

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $5,330,000, or 64%, in the first half of 2009 compared to the first half of 2008, due to the timing of orders, with domestic sales decreasing approximately $5,318,000 and international sales decreasing $12,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue. We expect as we ship a $3.6 million order we received from GTECH in April 2009, as well as other orders in our backlog combined with anticipated new future orders, sales to GTECH will increase for the rest of 2009 as compared to the first half of 2009.

TransAct Services Group:
Sales from TSG increased by $913,000, or 15%.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2009		June 30, 2008		$	%
Domestic	$6,809	95.9%	$5,982	96.7%	$827	13.8%
International	289	4.1%	203	3.3%	86	42.4%
	$7,098	100.0%	$6,185	100.0%	$913	14.8%

Domestic revenue from TSG increased by approximately $827,000, or 14%, largely due to an increase of approximately 37% of consumable products compared to the same period in 2008, including higher sales of inkjet cartridges, as well as growing sales of paper and other consumable products through our new e-commerce website, TransActSupplies.com.  The increase was partially offset by a 15% decrease in sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue increased $86,000, or 42%, to $289,000, due primarily to a $54,000 increase in sales of accessories and a $34,000 increase in sales of maintenance services.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Six months ended	$8,982	$10,239	(12.3%)	34.0%	33.5%

Gross profit decreased $1,257,000, or 12%, to $8,982,000 from $10,239,000, due primarily to a 14% decrease in sales from the first half of 2009 compared to the first half of 2008.  Despite a 14% decrease in sales, gross margin increased to 34.0% from 33.5%, due primarily to our cost reduction initiatives along with lower component part and labor costs resulting from our continued focus to increasingly move production of our products to a lower cost contract manufacturer in Asia as well as approximately $236,000 of lower product warranty expense resulting from improved repair history and a 28% decline in printer shipments in the first half of 2009 compared to the first half of 2008.  Gross profit for the first half of 2009 was also favorably impacted by approximately $450,000 of lower average per unit costs of certain manufacturing overhead expenses due to the transition of more of our production to Asia compared to $130,000 in the first half of 2008.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Six months ended	$1,360	$1,406	(3.3%)	5.2%	4.6%

Engineering, design and product development expenses decreased by $46,000, or 3%, to $1,360,000. Approximately half of the decrease was due to lower employee compensation related expenses and a quarter of the decrease was due to lower outside testing and pre-production expenses related to new product development.  Engineering and product development expenses increased as a percentage of net sales due primarily to a lower volume of sales in the first half of 2009 compared to the first half of 2008.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Six months ended	$2,853	$2,967	(3.8%)	10.8%	9.7%

Selling and marketing expenses for the first half of 2009 decreased by $114,000, or 4%, due primarily to approximately $40,000 of lower sales commissions resulting from a 14% decrease in sales, approximately $54,000 of lower travel related expenses, approximately $51,000 in reduced promotional marketing expenses, and a reduction of approximately $22,000 in consulting and professional fees due to the cost control initiatives that were put in place for 2009.  These decreases were partially offset by an increase of approximately $52,000 in employee compensation related expenses.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Six months ended	$3,548	$3,497	1.5%	13.4%	11.4%

General and administrative expenses increased by $51,000, or 2%, due primarily to approximately $66,000 in increased legal expenses related to general corporate matters, increased employee compensation related expenses associated with the full six month affect of the hiring of our new Vice President of Business Development in May 2008, and $45,000 in increased depreciation on software purchased in the second quarter of 2009.  In addition, general and administrative expenses for the first half of 2009 included a severance charge of approximately $146,000 related to the termination of approximately 13 employees.  These increases were largely offset by a reduction of approximately $274,000 in employee compensation related expenses for all other general and administrative departments and lower professional fee expenses of approximately $39,000.  General and administrative expenses increased as a percentage of net sales due primarily to a lower volume of sales as well as higher expenses in the first half of 2009 as compared to the first half of 2008.

Legal Fees associated with lawsuit.  During the first half of 2009, we did not incur any legal fees related to the settled lawsuit with FutureLogic, Inc. compared to $3,029,000 in the first half of 2008.  We settled our litigation with FutureLogic, Inc. in May 2008 and as a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income (Loss).  Operating income (loss) information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Six months ended	$1,221	$(660)	285.0%	4.6%	(2.2%)

During the first half of 2009, we reported operating income of $1,221,000, or 4.6% of net sales, compared to an operating loss of $660,000, or (2.2%) of net sales in the first half of 2008.  The increase in our operating income and operating margin was due to lower operating expenses (including the absence of legal expense related to the FutureLogic lawsuit), partially offset by lower gross profit resulting from a 14% decline in sales in the first half of 2009 compared to the first half of 2008.

Interest.  We recorded net interest expense of $33,000 in the first half of 2009 compared to $3,000 in the first half of 2008.  The increase was largely due to a lack of interest income from a lower average cash balance in the first half of 2009 compared to the first half of 2008, coupled with a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  See “Liquidity and Capital Resources” below for more information.

Other Expense.  We recorded other expense of $30,000 in the first half of 2009 compared to $6,000 in the first half of 2008.  The decrease was primarily due to foreign currency exchange losses recorded by our UK subsidiary resulting from a 14% weakening of the U.S. dollar against the British pound during the first half of 2009, as compared near breakeven in the first half of 2008.

Income Taxes.  We recorded an income tax provision for the first half of 2009 of $388,000 at an effective tax rate of 33.5% compared to an income tax benefit for the first half of 2008 of $267,000 at an effective tax rate of 39.9%.  We expect our annual effective tax rate for 2009 to be between 33% and 34%.

Net Income (Loss).  We reported net income during the first half of 2009 of $770,000, or $0.08 per diluted share, compared to a net loss of $402,000, or ($0.04) per diluted share, for the first half of 2008.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2009, our cash flows reflected the results of lower sales volume, decreased capital spending and increased inventory investment.  Our cash balance decreased $66,000 from December 31, 2008 and we ended the first half of 2009 with approximately $1,934,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operations of $213,000 in the first six months of 2009 as compared to our cash provided by operations of $428,000 in the first six months of 2008:

During the first six months of 2009:
•	We reported a net income of $770,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,251,000.
•
Inventories increased $501,000 due primarily to the decision in the first quarter of 2009 to maintain higher stocking levels of inventory as a cautionary measure to minimize any potential disruption to our customers as we continue to transition more of our printer production to Asia.  Inventories decreased by approximately $1,661,000 in the second quarter of 2009 from the first quarter of 2009, and we expect our inventories to decline further in the third quarter of 2009, as we near completion of the transition of our production to Asia.

•	Accounts payable decreased $957,000 due to the timing of payments and a reduction in inventory purchases as we deplete our current inventory in stock.
•	Accrued liabilities and other liabilities decreased $556,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2008 annual bonuses in March 2009.

During the first six months of 2008:
•	We reported a net loss of $402,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,368,000.
•	Accounts receivable increased by $2,252,000 due to higher sales in the second quarter of 2008 compared to the fourth quarter of 2007.
•	Inventories decreased by $1,416,000 due to improved inventory management as well as increased sales volume in the first half of 2008.
•	Accounts payable increased by $727,000 due to higher inventory purchases related to higher sales volume during the first half of 2008.
•	Accrued liabilities and other liabilities decreased by $156,000 due primarily to decreased accrued legal fees primarily related to our lawsuit with FutureLogic, Inc. during the first half of 2008.

Investing activities:  Our capital expenditures were approximately $333,000 and $521,000 in the first six months of 2009 and 2008, respectively.  Expenditures in 2009 included approximately $121,000 for the purchase of new product tooling, approximately $137,000 for the purchase of computer, networking equipment, and software, and approximately $54,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment.  Expenditures in 2008 included approximately $300,000 for the purchase of new product tooling, approximately $120,000 for the purchase of computer, networking equipment, and software, and approximately $80,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  Capital expenditures for 2009 are expected to be approximately $800,000 to $1,000,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities:  We generated approximately $46,000 of cash from financing activities during the first half of 2009 from proceeds from stock option exercises.  During the first half of 2008, we generated approximately $63,000 from financing activities from proceeds from stock option exercises.

Working Capital
Our working capital increased to $17,203,000 at June 30, 2009 from $15,051,000 at December 31, 2008.  Our current ratio increased to 3.6 to 1 at June 30, 2009 compared to 2.9 to 1 at December 31, 2008.  The increase in both our working capital and current ratio was largely due to higher inventory balances, resulting from higher stocking levels as we continue our transition to more Asian production of our printers, as well as  lower accounts payable resulting from decreased purchases of inventory and lower accrued liabilities balances primarily due to lower payroll and fringe benefit related accruals.

Deferred Taxes
As of June 30, 2009, we had a net deferred tax asset of approximately $3,430,000.  In order to utilize this deferred tax asset, we will need to generate approximately $9.7 million of taxable income in future years.  Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Banknorth Credit Facility”) with TD Banknorth, N.A. (“TD Banknorth”). The credit facility provides for a $20 million revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Banknorth Credit Facility was $94,000.  The TD Banknorth Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Banknorth Credit Facility at June 30, 2009.  The following table lists the financial covenants and the performance measurements at June 30, 2009:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2009
Operating cash flow / Debt service	Total Minimum of 1.25 times	91.0 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of June 30, 2009, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Banknorth Credit facility were $20,000,000 at June 30, 2009.

Stock Repurchase Program
On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During the three and six months ended June 30, 2009, we made no repurchases of common stock.  As of June 30, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K.  There has been no material changes in our exposure to market risk during the three months ended June 30, 2009.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

For the three and six months ended June 30, 2009, we made no repurchases of common stock.  As of June 30, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share since the inception of the Stock Repurchase Program.  As of June 30, 2009, approximately $6,462,000 remains available to purchase common stock pursuant to the stock repurchase program.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2009. Matters voted upon at the meeting and the number of votes cast for, against, withheld or abstentions are as follows:

(1) To consider and act upon a proposal to elect one Director to serve until the 2012 Annual Meeting of Stockholders or until the Director's successor has been duly elected and qualified. Nominee was Charles A. Dill. Votes cast were as follows: 7,803,699 shares for; and 827,896 shares withheld.

(2) To ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2009. Votes cast were as follows: 8,473,425 shares for; 131,770 shares against; and 26,400 shares abstained.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 10, 2009	Steven A. DeMartino
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