Form 10-Q
period 2009-11-09
TRANSACT TECHNOLOGIES INC
filed 2009-11-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2009
Common stock, $.01 par value	9,318,738

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$5,511	$2,000
Receivables, net	11,028	8,734
Inventories	6,414	9,919
Refundable income taxes	28	35
Deferred tax assets	1,955	2,054
Other current assets	546	352
Total current assets	25,482	23,094

Fixed assets, net	4,772	5,563
Goodwill	1,469	1,469
Deferred tax assets	1,120	1,759
Intangible and other assets, net of accumulated amortization of $369 and $306, respectively	245	349
	7,606	9,140
Total assets	$33,088	$32,234

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,659	$4,863
Accrued liabilities	2,048	2,847
Deferred revenue	614	333
Total current liabilities	6,321	8,043

Deferred revenue, net of current portion	427	259
Accrued warranty, net of current portion	74	133
Deferred rent	435	473
Other liabilities	44	44
	980	909
Total liabilities	7,301	8,952

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at September 30, 2009 and December 31, 2008; 10,482,838 and 10,465,588 shares
issued, respectively; 9,318,738 and 9,301,488 shares outstanding
at September 30, 2009 and December 31, 2008, respectively	105	105
Additional paid-in capital	21,439	20,890
Retained earnings	12,847	10,893
Accumulated other comprehensive loss, net of tax	(66)	(68)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	25,787	23,282
Total liabilities and shareholders’ equity	$33,088	$32,234

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net sales	$17,982	$17,326	$44,420	$47,930
Cost of sales	12,457	11,432	29,913	31,797

Gross profit	5,525	5,894	14,507	16,133

Operating expenses:
Engineering, design and product development	683	713	2,043	2,119
Selling and marketing	1,434	1,430	4,287	4,397
General and administrative	1,614	1,838	5,162	5,335
Legal fees associated with lawsuit (See Note 9)	-	-	-	3,029
	3,731	3,981	11,492	14,880

Operating income	1,794	1,913	3,015	1,253

Interest and other income (expense):
Interest, net	(15)	(3)	(48)	(6)
Other, net	2	102	(28)	96
	(13)	99	(76)	90

Income before income taxes	1,781	2,012	2,939	1,343
Income taxes	597	802	985	535
Net income	$1,184	$1,210	$1,954	$808

Earnings per common share:
Basic	$0.13	$0.13	$0.21	$0.09
Diluted	$0.13	$0.13	$0.21	$0.08

Shares used in per-share calculation:
Basic	9,294	9,340	9,279	9,309
Diluted	9,418	9,630	9,326	9,509

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008

Cash flows from operating activities:
Net income	$1,954	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	494	609
Depreciation and amortization	1,347	1,389
Deferred income taxes	734	440
Foreign currency transaction loss (gain)	33	(97)
Gain on sale of fixed assets	-	4
Changes in operating assets and liabilities:
Receivables	(2,294)	(2,044)
Inventories	3,506	(81)
Refundable income taxes	7	1
Other current assets	(194)	(51)
Other assets	28	22
Accounts payable	(1,205)	1,122
Accrued liabilities and other liabilities	(472)	(191)
Net cash provided by operating activities	3,938	1,931

Cash flows from investing activities:
Purchases of fixed assets	(478)	(729)
Net cash used in investing activities	(478)	(729)

Cash flows from financing activities:
Proceeds from option exercises	55	298
Net cash provided by financing activities	55	298

Effect of exchange rate changes on cash and cash equivalents	(4)	17

Net increase in cash and cash equivalents	3,511	1,517
Cash and cash equivalents, beginning of period	2,000	2,561
Cash and cash equivalents, end of period	$5,511	$4,078

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

The financial position and results of operations of our U.K. foreign subsidiary is measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income in the condensed consolidated balance sheets.  Transaction gains and losses are included in other income in the condensed consolidated statement of income.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements

Codification: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”).  ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  We have included references to the Codification, as appropriate, in these financial statements.

Noncontrolling Interests: FASB ASC 810-10-65 “Consolidation” (“ASC 810-10-65”) establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  We have adopted ASC 810-10-65 as of January 1, 2009.  The provisions of ASC 810-10-65 will not have any effect on our financial statements since we do not participate in noncontrolling interests.

Participating Securities:  FASB ASC 260-10-45 “Earnings Per Share” (“ASC 260-10-45”) clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  We have adopted the provisions of ASC 260-10-45 as of January 1, 2009.  See Note 6 – Earnings per share.

Transfers of Financial Assets:  FASB ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  We do not anticipate these provisions will have a material impact on our financial statements.

Consolidation of Variable Interest Entities:  FASB ASC 810 “Consolidation” (“ASC 810”) amends the consolidation guidance for variable interest entities.  The provisions will be applicable on January 1, 2010.  The provisions will not have any effect on our financial statements since we do not have any variable-interest entities.

Subsequent Events:  FASB ASC 855-10 “Subsequent Events” requires disclosure of the date through which an entity has evaluated subsequent events.  We adopted this provision in the second quarter of 2009.  See Note 11 – Subsequent events.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Recently issued accounting pronouncements (continued)

Measuring Liabilities at Fair Value: In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available.  ASU 2009-5 is effective in the fourth quarter of 2009.  We do not anticipate this update will have a material impact on our financial statements or disclosures.

3. Inventories

The components of inventories are:

	September 30,	December 31,
(In thousands)	2009	2008
Raw materials and purchased component parts	$4,963	$7,207
Work-in-process	3	27
Finished goods	1,448	2,685
	$6,414	$9,919

4. Accrued product warranty liability

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

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2009.

Nine months ended
(In thousands)	September 30, 2009
Balance, beginning of period	$393
Accruals for warranties issued during the period	92
Changes in estimates	(82)
Settlements during the period	(133)
Balance, end of period	$270

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in the first nine months of 2009, the Company initiated and completed certain restructuring programs to better utilize its workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to the employee reductions.  During the three and nine months ended September 30, 2009, the Company recorded pre-tax restructuring charges of approximately $19,000 and $165,000, respectively, in accordance with FASB ASC 420-10-25-4 “Exit or Disposal Cost Obligations”.  These one-time termination benefit charges have been included within general and administrative expenses. The restructuring activity during the three and nine months ended September 30, 2009 includes severance costs related to the termination of 1 and 14 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2009 and is included in accrued liabilities in the condensed consolidated balance sheets.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Restructuring and other charges (continued)

	Three months ended	Nine months ended
	September 30,	September 30,
(In thousands)	2009	2009
Accrual balance, beginning of period	$51	$18
Pre-tax severance charges	19	165
Cash payments	(52)	(165)
Accrual balance, end of period	$18	$18

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net income	$1,184	$1,210	$1,954	$808

Shares:
Basic: Weighted average common shares outstanding	9,294	9,340	9,279	9,309
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	124	290	47	200
Diluted: Weighted average common and common equivalent shares outstanding	9,418	9,630	9,326	9,509

Net income per common share:
Basic	$0.13	$0.13	$0.21	$0.09
Diluted	$0.13	$0.13	$0.21	$0.08

FASB ASC 260-10-45 “Earnings Per Share” (“ASC 260-10-45”) clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  ASC 260-10-45 was effective on January 1, 2009.  This provision did not have a material effect on our computation of basic and diluted earnings per share since our unvested restricted stock awards do not contain rights to nonforfeitable dividends.

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic net income per share.  For diluted net income per share, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended September 30, 2009 and 2008, there were 508,000 and 37,250, potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and unvested restricted stock, that were excluded from the calculation of earnings per diluted share, respectively.  For the nine months ended September 30, 2009 and 2008, there were 531,100 and 258,250, potentially dilutive shares (prior to consideration of the treasury stock method), consisting of stock options and unvested restricted stock, that were excluded from the earnings per share calculation as the effect of such shares would be anti-dilutive, respectively.

7. Comprehensive income

The following table summarizes the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net income	$1,184	$1,210	$1,954	$808
Foreign currency translation adjustment	(4)	(71)	2	(80)
Total comprehensive income	$1,180	$1,139	$1,956	$728

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Stockholder’s equity

Changes in stockholders’ equity for the nine months ended September 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$23,282
Net income	1,954
Proceeds from issuance of shares from exercise of stock options	55
Share-based compensation expense	494
Foreign currency translation adjustment	2
Balance at September 30, 2009	$25,787

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

10. Income taxes

We recorded an income tax provision for the third quarter of 2009 of $597,000 at an effective tax rate of 33.5%, compared to an income tax provision during the third quarter of 2008 of $802,000 at an effective tax rate of 39.9%.  For the nine months ended September 30, 2009, we recorded an income tax provision of $985,000 at an effective tax rate of 33.5%, compared to an income tax provision during the nine months ended September 30, 2008 of $535,000 at an effective tax rate of 39.8%.

As of September 30, 2009, we had a net deferred tax asset of $3,075,000.  In order to utilize this deferred tax asset, we will need to generate approximately $8.7 million of taxable income in future years.  Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local and foreign tax matters through 2002.  During 2008, a limited scope audit of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2003 through 2008 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the condensed consolidated financial statements.  No federal, state or foreign tax jurisdictions are currently under examination.

As of September 30, 2009, we had $160,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.

11. Subsequent events

Our financial statements for the quarter ended September 30, 2009 were issued on November 9, 2009.  We have determined that no other events or transactions have occurred through the date of issuance that would require recognition or disclosure within the financial statements.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group we provide a complete range of supplies and consumables items used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2008.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2009.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net Sales.  Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the three months ended September 30, 2009 and 2008 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Banking and point-of-sale	$5,822	32.4%	$2,984	17.2%	$2,838	95.1%
Casino and gaming	4,726	26.3%	6,681	38.6%	(1,955)	(29.3%)
Lottery	3,335	18.5%	4,728	27.3%	(1,393)	(29.5%)
TransAct Services Group	4,099	22.8%	2,933	16.9%	1,166	39.8%
	$17,982	100.0%	$17,326	100.0%	$656	3.8%

International *	$3,209	17.8%	$2,982	17.2%	$227	7.6%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the third quarter of 2009 increased $656,000, or 4%, from the same period last year due primarily to higher printer sales in our banking and point-of-sale market (an increase of $2,838,000, or 95%), and our TransAct Services Group (“TSG”) (an increase of $1,166,000, or 40%) offset by a $1,955,000, or 29% decrease from our casino and gaming markets as well as a $1,393,000, or 30%, decrease from our lottery market.  Printer sales volume decreased by 9% while the average selling price of our printers increased by approximately 7% from the third quarter of 2008 to the third quarter of 2009 due primarily to an increase in sales of banking printers with higher average selling prices.  Overall, international sales increased by $227,000, or 8%, largely due to higher international sales from TSG.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts and checks at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on other inserted media.  Sales of our banking and POS printers worldwide increased approximately $2,838,000, or 95%.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$5,590	96.0%	$2,798	93.8%	$2,792	99.8%
International	232	4.0%	186	6.2%	46	24.7%
	$5,822	100.0%	$2,984	100.0%	$2,838	95.1%

Domestic banking and POS revenue increased to $5,590,000, representing a $2,792,000, or 100%, increase from the third quarter of 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased by over ten times the amount sold in the third quarter of 2008 as we finished shipping against the $4.9 million order we received from a large banking customer in February 2009 as well as additional orders for this same customer.  We expect our banking printer sales in the fourth quarter of 2009 to be substantially lower than those reported in the third quarter of 2009 as we finish shipping against the additional orders received from this large banking customer.  Although sales of our POS printers decreased by 19% in the third quarter of 2009 compared to the third quarter of 2008, sales of our two new printer products for McDonalds, the Ithaca® 8000 (for McDonald’s grill initiative) and Ithaca® 8040 (for McDonald’s combined beverage initiative), increased by 25% in the third quarter of 2009 compared to the third quarter of 2008.  We expect sales of these printer products to remain consistent in the fourth quarter of 2009 as compared to the third quarter of 2009, as McDonalds continues the current pace of its rollout of printers used in its new combined beverage and grill initiatives.  The increase in POS printer sales resulting from sales of the two new printer products for McDonalds was largely offset by a decline in sales of non-McDonalds POS printers due to the general economic slowdown that we believe will continue to adversely impact sales of POS printers to our retail and hospitality customers for the remainder of 2009. Contributing to this decline, sales of our legacy line of POS impact printers decreased by approximately 43%.  We expect sales of our legacy impact printers for the remainder of 2009 to continue to be lower than those reported for the comparable 2008 period, as these printers continue to be replaced by our newer thermal and inkjet printers.

International banking and POS printer shipments increased by approximately $46,000, or 25%, to $232,000, due primarily to higher sales to our international distributors in Latin America, Europe and the Middle East somewhat offset by lower sales to distributors in Mexico and Asia.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming products decreased by $1,955,000, or 29%, from the third quarter of 2008.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$2,112	44.7%	$4,052	60.6%	$(1,940)	(47.9%)
International	2,614	55.3%	2,629	39.4%	(15)	(0.6%)
	$4,726	100.0%	$6,681	100.0%	$(1,955)	(29.3%)

Domestic sales of our casino and gaming printers decreased by $1,940,000, or 48%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by the downturn in the domestic casino market.  Although we experienced an increase in domestic casino printer sales in the third quarter of 2009 compared to the second quarter of 2009, we expect the domestic casino and gaming market to continue to be weak for the remainder of 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased by less than 1% to $2,614,000 in the third quarter of 2009.  International casino printer sales decreased by 20% due to lower sales in Europe somewhat offset by an increase in casino printer sales to Australia and Canada.  The decrease in international casino printer sales was almost entirely offset by a 49% increase in sales of our line of off-premise gaming printers, including our newly launched Epic 880, to our European distributor and a customer in Australia.

Lottery:
Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.  Sales of our lottery products decreased by $1,393,000, or 30%, from the third quarter of 2008, due to lower sales of lottery printers to GTECH domestically.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$3,231	96.9%	$4,636	98.1%	$(1,405)	(30.3%)
International	104	3.1%	92	1.9%	12	13.0%
	$3,335	100.0%	$4,728	100.0%	$(1,393)	(29.5%)

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $1,393,000, or 30%, in the third quarter of 2009 compared to the third quarter of 2008, due to the timing of orders, with domestic sales decreasing approximately $1,405,000, or 30%, and international sales increasing approximately $12,000, or 13%. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect sales to GTECH for the fourth quarter of 2009 to be consistent with those of the third quarter of 2009.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, refurbished printers, accessories and shipping and handling charges.  Sales from TSG increased $1,166,000, or 40% from the third quarter of 2008.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$3,840	93.7%	$2,858	97.4%	$982	34.4%
International	259	6.3%	75	2.6%	184	245.3%
	$4,099	100.0%	$2,933	100.0%	$1,166	39.8%

Domestic revenue from TSG increased $982,000, or 34%, largely due to an increase of approximately 67% in sales of consumable products mostly due to significantly higher inkjet cartridge sales to a large customer for a project that was substantially completed in the third quarter of 2009 as well as recurring sales of inkjet cartridges based on the growing installed base of our line of inkjet printers.  As a result, we expect TSG sales for the fourth quarter of 2009 to be lower than those for the third quarter of 2009.

Internationally, TSG revenue increased $184,000, or 245%, to $259,000, due primarily to increased sales of replacements parts.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$5,525	$5,894	(6.3%)	30.7%	34.0%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit decreased $369,000, or 6%, to $5,525,000 from $5,894,000 and gross margin decreased to 30.7% from 34.0%.  The decreases were due primarily to (1) higher sales of lower margin products and (2) higher material and labor costs as we depleted a substantial portion of our higher cost domestic inventory in preparation for the completion of the transition of full production of 70% of our printers to China.  With our higher cost domestic inventories nearly depleted, we will begin to source lower cost product from China beginning in the fourth quarter of 2009.  As a result, we expect our gross margin to begin to improve in the fourth quarter of 2009 compared to the third quarter of 2009.

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$683	$713	(4.2%)	3.8%	4.1%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the third quarter 2009 decreased by $30,000, or 4%, due primarily to lower outside testing and pre-production expenses related to new product development.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,434	$1,430	0.3%	8.0%	8.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the third quarter of 2009 remained consistent as compared to the third quarter of 2008, as approximately $15,000 of higher employee compensation related expenses and $14,000 of higher tradeshow related expenses were offset by a reduction of approximately $19,000 in promotional marketing expenses.  We expect selling and marketing expenses in the fourth quarter of 2009 to be higher than the third quarter of 2009 due to expenses related to trade shows occurring in the fourth quarter.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,614	$1,838	(12.2%)	8.9%	10.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executives, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased by $224,000 or 12%, due primarily to approximately $153,000 of lower employee compensation related expenses, $46,000 of lower recruitment related expenses, $21,000 of lower professional fees, and $26,000 of lower legal fees.  In addition, general and administrative expenses for the third quarter of 2009 included severance charges of approximately $19,000 related to an employee termination.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Three months ended	$1,794	$1,913	(6.2%)	10.0%	11.0%

During the third quarter of 2009, we reported operating income of $1,794,000, or 10.0% of net sales, compared to operating income of $1,913,000, or 11.0% of net sales in the third quarter of 2008.  The decrease in our operating income and operating margin was primarily due to lower gross margin and the resulting gross profit, partially offset by lower operating expenses in the third quarter of 2009 as compared to the third quarter of 2008.

Interest.  We recorded net interest expense of $15,000 in the third quarter of 2009 compared to $3,000 in the third quarter of 2008.  The increase in our net interest expense was largely due to lower interest income resulting from a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  Interest expense related to the unused line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in the third quarter of 2009 compared to the third quarter of 2008.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $2,000 in the third quarter of 2009 compared to $102,000 in the third quarter of 2008.  Other income for the third quarter of 2009 was low as we significantly reduced the balances of our U.K. subsidiary that are exposed to foreign currency fluctuations.  Other income for the third quarter of 2008 primarily included foreign currency exchange gains recorded by our U.K. subsidiary resulting from a 9% strengthening of the U.S. dollar against the British pound.

Income Taxes.  We recorded an income tax provision for the third quarter of 2009 of $597,000 at an effective tax rate of 33.5%, compared to $802,000 at an effective tax rate of 39.9% in 2008.  The effective tax rate for the third quarter of 2008 was abnormally high as it did not include any benefit from the federal research and development credit that expired at the end of 2007 and was not reinstated until October 2008.  We expect our annual effective tax rate for 2009 to be between 33% and 34%.

Net Income.  We reported net income during the third quarter of 2009 of $1,184,000, or $0.13 per diluted share, compared to net income of $1,210,000, or $0.13 per diluted share, for the third quarter of 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net Sales.  Net sales, which include printer sales and sales of spare parts, consumables and repair services, by market for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Banking and point-of-sale	$13,780	31.0%	$8,730	18.2%	$5,050	57.8%
Casino and gaming	13,042	29.4%	16,958	35.4%	(3,916)	(23.1%)
Lottery	6,401	14.4%	13,124	27.4%	(6,723)	(51.2%)
TransAct Services Group	11,197	25.2%	9,118	19.0%	2,079	22.8%
	$44,420	100.0%	$47,930	100.0%	$(3,510)	(7.3%)

International *	$9,050	20.4%	$7,735	16.1%	$1,315	17.0%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2009 decreased $3,510,000, or 7%, from the same period last year due primarily to lower printer shipments in our lottery (a decrease of $6,723,000, or 51%) and casino and gaming (a decrease of $3,916,000, or 23%) markets, partially offset by a $5,050,000, or 58%, increase from our banking and point-of-sale market as well as a $2,079,000, or 23%, increase from TSG.  Printer sales volume decreased by 21% while the average selling price of our printers increased by approximately 8% (due primarily to an increase in sales of banking printers with higher average selling prices) from the first nine months of 2008 to the first nine months of 2009.  Overall, international sales increased by $1,315,000, or 17%, largely due to higher international shipments of our casino and gaming printers.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide increased approximately $5,050,000, or 58%.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$12,923	93.8%	$8,058	92.3%	$4,865	60.4%
International	857	6.2%	672	7.7%	185	27.5%
	$13,780	100.0%	$8,730	100.0%	$5,050	57.8%

Domestic banking and POS revenue increased to $12,923,000, representing a $4,865,000, or 60%, increase from the first nine months of 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased by more than 500% in the first nine months of 2009 compared to the first nine months of 2008 as we finished shipping against the $4.9 million order we received from a large banking customer in February 2009 as well as additional orders from this same customer.  Sales of our POS printers declined by approximately 15% largely due to the general economic slowdown that we believe is currently impacting, and will continue to adversely impact the remainder of 2009, the capital spending of a number of our retail and hospitality customers.  Contributing to the decline in sales of our POS printers, sales of our legacy line of POS impact printers decreased by approximately 50%.  We expect sales of our legacy impact printers for the fourth quarter of 2009 to continue to be lower than those reported for the comparable 2008 period, as these printers continue to be replaced by our newer thermal and inkjet printers.  Despite these declines, sales of our two new printer products for McDonalds, the Ithaca 8000® (for McDonald’s grill initiative) and Ithaca 8040® (for McDonald’s combined beverage initiative), increased by approximately 150% during the first nine months of 2009 compared to the first nine months of 2008.

International banking and POS printer shipments increased $185,000, or 28%, to $857,000, due primarily to higher POS printer sales to our international distributors in Latin America.

Casino and gaming:
Sales of our casino and gaming products decreased by $3,916,000, or 23%, from the first nine months of 2008.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$5,830	44.7%	$10,606	62.5%	$(4,776)	(45.0%)
International	7,212	55.3%	6,352	37.5%	860	13.5%
	$13,042	100.0%	$16,958	100.0%	$(3,916)	(23.1%)

Domestic sales of our casino and gaming printers decreased by $4,776,000, or 45%, due largely to a decrease in sales of our thermal casino printers, which have been impacted by the downturn in the domestic casino market.  Although we experienced an increase in domestic casino printer sales in the third quarter of 2009 compared to the second quarter of 2009, we expect the domestic casino and gaming market to continue to be weak for the remainder of 2009 as we believe the current uncertain economic environment is negatively impacting the casino industry’s level of capital expenditures.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $860,000, or 14%, to $7,212,000 in the first nine months of 2009.  International gaming printer sales increased by 74%, led largely by continued growing sales of our line of off-premise gaming printers in both Europe and Australia.  International casino printer sales declined by 7%, primarily due to 48% lower sales to our distributor in Europe, largely offset by a 173% increase in sales to our Australian distributor.

Lottery:
Sales of our lottery products decreased by $6,723,000, or 51%, from the first nine months of 2008, due to lower sales of lottery printers to GTECH domestically.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$5,968	93.2%	$12,691	96.7%	$(6,723)	(53.0%)
International	433	6.8%	433	3.3%	-	0%
	$6,401	100.0%	$13,124	100.0%	$(6,723)	(51.2%)

Domestic printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $6,723,000, or 53%, in the first nine months of 2009 compared to the first nine months of 2008, due to the timing of orders, while international sales remained the same. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

TransAct Services Group:
Sales from TSG increased by $2,079,000, or 23% from the first nine months of 2008.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2009		September 30, 2008		$	%
Domestic	$10,649	95.1%	$8,840	97.0%	$1,809	20.5%
International	548	4.9%	278	3.0%	270	97.1%
	$11,197	100.0%	$9,118	100.0%	$2,079	22.8%

Domestic revenue from TSG increased by approximately $1,809,000, or 21%, largely due to an increase of approximately 47% in sales of consumable products compared to the same period in 2008, mostly due to significantly higher inkjet cartridge sales to a large customer for a project that was substantially completed in the third quarter of 2009 as well as recurring sales of inkjet cartridges based on the growing installed base of our line of inkjet printers.  The increase was partially offset by an 11% decrease in sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue increased $270,000, or 97%, to $548,000, due primarily to a $145,000 increase in sales of replacement parts and a $90,000 increase in sales of printer accessories as compared to the same period in 2008.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Nine months ended	$14,507	$16,133	(10.1%)	32.7%	33.7%

Gross profit decreased $1,626,000, or 10%, to $14,507,000 from $16,133,000, and both gross profit and gross margin declined due primarily to (1) a 7% decrease in sales in the first nine months of 2009 compared to the first nine months of 2008, (2) higher sales of lower margin products and (3) higher material and labor cost as we depleted a substantial portion of our higher cost domestic inventory in the third quarter of 2009 in preparation for the completion of the transition of full production of 70% of our printers in China.  These decreases were partially offset by (1) approximately $224,000 of lower product warranty expense from improved repair history and a 21% decline in printer shipments in the first nine months of 2009 compared to the first nine months of 2008 and (2) approximately $330,000 of lower average per unit costs of certain manufacturing expenses due to the transition of more of our production to China.  We expect our gross margin to begin to improve in the fourth quarter of 2009 compared to the third quarter of 2009 as we have nearly depleted our higher cost domestic inventories and we begin to source lower cost product from China in full force beginning in the fourth quarter of 2009.

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Nine months ended	$2,043	$2,119	(3.6%)	4.6%	4.4%

Engineering, design and product development expenses decreased by $76,000, or 4%, to $2,043,000.  Approximately 50% of the decrease was due to lower outside testing and pre-production expenses related to new product development and 40% of the decrease was due to lower employee compensation related expenses.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Nine months ended	$4,287	$4,397	(2.5%)	9.7%	9.2%

Selling and marketing expenses for the first nine months of 2009 decreased by $110,000, or 3%, due primarily to approximately $30,000 of lower sales commissions resulting from a 7% decrease in sales, approximately $50,000 of lower travel related expenses, approximately $75,000 in reduced promotional marketing expenses, and a reduction of approximately $32,000 in consulting and professional fees due to the cost control initiatives that were put in place for 2009.  These decreases were partially offset by an increase of approximately $67,000 in employee compensation related expenses.  We expect selling and marketing expense in the fourth quarter of 2009 to be higher than the third quarter of 2009 due to expenses related to trade shows occurring in the fourth quarter.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Nine months ended	$5,162	$5,335	(3.2%)	11.6%	11.1%

General and administrative expenses decreased by $173,000, or 3%, due primarily to a reduction of approximately $420,000 in employee compensation related expenses for general and administrative departments and lower professional fee expenses of approximately $60,000.  These decreases were largely offset by approximately $41,000 in increased legal expenses related to general corporate matters, increased employee compensation related expenses associated with the full nine month affect of the hiring of our new Vice President of Business Development in May 2008, and $66,000 in increased depreciation.  In addition, general and administrative expenses for the first nine months of 2009 included severance charges of approximately $165,000 related to the termination of approximately 14 employees.

Legal Fees associated with lawsuit.  During the first nine months of 2009, we did not incur any legal fees related to the settled lawsuit with FutureLogic, Inc. compared to $3,029,000 in the first nine months of 2008.  We settled our litigation with FutureLogic, Inc. in May 2008 and as a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales - 2008
Nine months ended	$3,015	$1,253	140.6%	6.8%	2.6%

During the first nine months of 2009, we reported operating income of $3,015,000, or 6.8% of net sales, compared to operating income of $1,253,000, or 2.6% of net sales in the first nine months of 2008.  The increase in our operating income and operating margin was due to lower operating expenses (including the absence of legal expense related to the FutureLogic lawsuit), partially offset by lower gross profit on a 7% decline in sales in the first nine months of 2009 compared to the first nine months of 2008.

Interest.  We recorded net interest expense of $48,000 in the first nine months of 2009 compared to $6,000 in the first nine months of 2008.  The increase was largely due to lower interest income resulting from a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  Interest expense related to the unused line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent the first nine months of 2009 and 2008.  See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded other expense of $28,000 in the first nine months of 2009 compared to other income of $96,000 in the first nine months of 2008.  The decrease was primarily due to foreign currency exchange losses recorded by our U.K. subsidiary resulting from a 10% weakening of the U.S. dollar against the British pound during the first nine months of 2009, as compared to a foreign currency exchange gain resulting from a 9% strengthening of the U.S. dollar against the British pound in the first nine months of 2008.

Income Taxes.  We recorded an income tax provision for the first nine months of 2009 of $985,000 at an effective tax rate of 33.5% compared to $535,000 at an effective tax rate of 39.8%.  The effective tax rate for the third quarter of 2008 was abnormally high as it did not include any benefit from the federal research and development credit that expired at the end of 2007 and was not reinstated until October 2008.  We expect our annual effective tax rate for 2009 to be between 33% and 34%.

Net Income.  We reported net income during the first nine months of 2009 of $1,954,000, or $0.21 per diluted share, compared to $808,000, or $0.08 per diluted share, for the first nine months of 2008.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2009, our cash flows reflected increased cash generation from improved operating results, significantly reduced inventory balances and lower capital spending.  Our cash balance increased $3,511,000, or 176%, from December 31, 2008 and we ended the first nine months of 2009 with approximately $5,511,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operations of $3,938,000 in the first nine months of 2009 as compared to our cash provided by operations of $1,931,000 in the first nine months of 2008:

During the first nine months of 2009:
•	We reported a net income of $1,954,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,841,000.
•	We recorded non-cash deferred income tax expense of $734,000.
•	Accounts receivable increased $2,294,000 due to the timing of sales.
•
Inventories decreased $3,506,000 as we worked to deplete a substantial portion of our domestic inventory prior to the final transition of full production of 70% of our printers to a contract manufacturer in China.

•	Accounts payable decreased $1,205,000 due to the timing of payments and a reduction in inventory purchases as we depleted our current inventory on hand.
•	Accrued liabilities and other liabilities decreased $472,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2008 annual bonuses in March 2009.

During the first nine months of 2008:
•	We reported a net income of $808,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,998,000.
•	We recorded non-cash deferred income tax expense of $440,000.
•	Accounts receivable increased by $2,044,000 due to higher sales in the first nine months of 2008 compared to the first nine months of 2007.
•	Inventories increased by $81,000 due to higher stocking levels resulting from initiatives to increasingly move production to China and increased sales volume.
•	Accounts payable increased by $1,122,000 due to higher inventory purchases related to higher sales volume during the first nine months of 2008.
•
Accrued liabilities and other liabilities decreased by $191,000 due primarily to decreased accrued legal fees primarily related to our lawsuit with FutureLogic, Inc. during the first nine months of 2008.

Investing activities:  Our capital expenditures were approximately $478,000 and $729,000 in the first nine months of 2009 and 2008, respectively.  Expenditures in 2009 included approximately $224,000 for the purchase of new product tooling, approximately $170,000 for the purchase of computer, networking equipment, and software, approximately $56,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment.  Expenditures in 2008 included approximately $389,000 for the purchase of new product tooling, approximately $250,000 for the purchase of computer, networking equipment, and software, approximately $82,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  Capital expenditures for 2009 are expected to be approximately $600,000 to $800,000, primarily for new product tooling and tooling enhancements to our existing products.

Financing activities:  We generated approximately $55,000 of cash from financing activities during the first nine months of 2009 from proceeds from stock option exercises.  During the first nine months of 2008, we generated approximately $298,000 from financing activities from proceeds from stock option exercises.

Working Capital
Our working capital increased to $19,161,000 at September 30, 2009 from $15,051,000 at December 31, 2008.  Our current ratio increased to 4.0 to 1 at September 30, 2009 compared to 2.9 to 1 at December 31, 2008.  The increase in both our working capital and current ratio was largely due to higher cash balances, accounts receivable balances resulting from the timing of sales, and lower inventory and accounts payable balances resulting from decreased purchases of inventory and the utilization of inventory on hand.

Deferred Taxes
As of September 30, 2009, we had a net deferred tax asset of approximately $3,075,000.  In order to utilize this deferred tax asset, we will need to generate approximately $8.7 million of taxable income in future years.  Based on future projections of taxable income, we have determined that it is more likely than not that the existing net deferred tax asset will be realized.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20 million credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The TD Bank Credit Facility provides for a $20 million revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2009.  The following table lists the financial covenants and the performance measurements at September 30, 2009:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2009
Operating cash flow / Debt service	Total Minimum of 1.25 times	85.7 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of September 30, 2009, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit Facility were $20,000,000 at September 30, 2009.

Stock Repurchase Program
On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10 million of our outstanding shares of common stock from time to time in the open market over a three year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15 million from $10 million.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During the three and nine months ended September 30, 2009, we made no repurchases of common stock.  As of September 30, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

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

Resource Sufficiency
We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, fund our Stock Repurchase Program, and meet our liquidity requirements through at least the next twelve months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K.  There has been no material changes in our exposure to market risk during the three months ended September 30, 2009.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the three and nine months ended September 30, 2009, we made no repurchases of common stock.  As of September 30, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share since the inception of the Stock Repurchase Program.  As of September 30, 2009, approximately $6,462,000 remains available to purchase common stock pursuant to the stock repurchase program.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 9, 2009	Steven A. DeMartino
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