Form 10-K
period 2009-12-31
TRANSACT TECHNOLOGIES INC
filed 2010-03-16
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No   

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $43,500,000 based on the last sale price on June 30, 2009.

As of February 26, 2010, the registrant had outstanding 9,364,858 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the TransAct Technologies Incorporated Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents.  We focus on the following core markets: banking and point-of-sale (“POS”), casino and gaming, and lottery.  We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  Beyond printers, TransAct provides printing supplies to the full transaction printer market. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables items used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We have one primary operating facility and eastern region service center located in Ithaca, NY, our printer sales headquarters and western region service center in Las Vegas, NV, a printhead manufacturing and repair center located in New Britain, CT, a European sales and service center in the United Kingdom, a sales office located in Macau and two other sales offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

Products, Services and Distribution Methods
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

Banking and POS:  Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology.  Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We us an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of a dedicated internal sales force.

Lottery:  We supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals, with an approximate 70% market share.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to GTECH and managed by an internal sales representative.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming establishments worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that will allow casinos to print coupons/promotions.  In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Video lottery terminals (“VLT”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through three regional distributors (one in the United States and Asia, one in Europe and Africa, and one in Australia).  We also maintain a dedicated sales force to solicit sales from slot manufacturers and casinos, as well as manage sales through our distributors.

TSG
Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper and other transaction supplies), replacement parts and maintenance services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct XpressSM, and other repair services for our printers.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY and our western region service center in Las Vegas, NV.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  During 2009, we completed a program to transfer final assembly for approximately 70% of our total printer production to a third-party contract manufacturer in China.  We continue to perform final assembly for the remaining 30% of our products in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of transitioning 70% of our production to our contract manufacturer, 2009 purchases of component parts declined, while purchases of fully-assembled printers increased, due to the decline of in-house printer assembly in Ithaca, NY and the increase of assembly by our contract manufacturer.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturer, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2010 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  The loss of the supply of HP inkjet cartridges would have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains strong and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be any less favorable than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

Okidata Americas, Inc. (“Okidata”) is the sole supplier for an impact printer component kit consisting of a printhead, control board and carriage (the “Oki Kit”) that is used in all of our Ithaca® brand impact printers.  The loss of the supply of Oki Kits would have a material adverse effect on us.  However, sales of impact printers continue to decline as sales of these printers are replaced by sales of thermal and inkjet printers.  As such, we believe that any possible loss of supply of Oki Kits will continue to have less of an impact on us in 2010 and beyond.  Although we do not have a supply agreement with Okidata, our relationship with Okidata remains strong and we have no reason to believe that Okidata will discontinue its supply of Oki Kits to us during 2010 or that their terms to us will be any less favorable than they have been historically.

Patents and Proprietary Information
We have significantly expanded our patent portfolio since 2002, and expect to continue to do so in the future.  We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future.  We hold 24 United States and 27 foreign patents and have 9 United States and 54 foreign patent applications pending pertaining to our products.  The duration of these patents range from 8 to 16 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality
Retailers typically reduce purchases of new POS equipment in the fourth quarter due to the increased volume of consumer transactions in that holiday period, and our sales of printers in the POS market historically have increased in the third quarter and decreased in the fourth quarter.  Similarly, installations of lottery terminals are typically reduced in the fourth quarter, resulting in decreased sales of lottery printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
GTECH is our most significant customer.  We currently have an ongoing OEM purchase agreement, as amended in February 2006 (the “GTECH Thermal Printer Agreement”) with GTECH that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012.  In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH New Thermal Printer Agreement”).  Under the terms of the new agreement, we will provide GTECH with their next generation thermal lottery printers for various lottery applications.  The terms of the new agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH.  The exclusivity period will extend for four years from the start of production of the new printer, which is expected to commence in the fall of 2010.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2009	2008	2007
GTECH	19%	28%	14%
Customer A	10%	*	10%
Customer B	12%	*	*

* Customers represented less than 10% of total net sales

Backlog
Our backlog of firm orders was approximately $6,976,000 as of February 26, 2010, compared to $9,994,000 as of February 28, 2009.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2010.

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

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreements with GTECH, which holds approximately 70% market share of the worldwide on-line lottery market.  We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

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

The TSG business is highly fragmented, and we compete with numerous competitors of various sizes, including internet resellers, depending on the geographic area.

Our strategy for competing in our markets is to continue to develop new products and product line extensions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our products utilize certain inkjet, thermal and impact printing technology.  If other technologies, or variations to existing technologies, were to evolve or become available to us, it is possible that we would incorporate these technologies into our products.  Alternatively, if such technologies were to evolve or become available to our competitors, our products could become obsolete, which would have a significant negative impact on our business.

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $2,788,000, $2,942,000 and $3,129,000 in 2009, 2008 and 2007, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize or improve existing products.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of February 26, 2010, TransAct and our subsidiaries employed 143 persons, of whom 140 were full-time and 3 were temporary employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 16 – Geographic Area Information in the Notes to the Consolidated Financial Statements.

Available Information
We make available free of charge through our internet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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

Item 1A. Risk Factors
Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects.  The risks described below are not the only ones facing our Company.  Additional risks not known to us now or that we currently deem immaterial may also impair our business operations.

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
As widely reported, financial markets throughout the world experienced extreme disruption in 2008 and 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions.  The financial, casino and gaming industries have been more severely impacted by the current economic downturn than other industries and this may lead our customers in these industries to reduce, or discontinue, spending on our products which could adversely impact our business. A recurrence of these developments or a continuation of the general economic downturn may adversely impact our business and financial condition in a number of additional ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies.  The slowdown could lead to reduced capital spending by end users, which could adversely affect our product sales.  A tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers, suppliers, outsource manufacturer and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases and operations and to perform their obligations with the Company.  The tightening could result in a decrease in or cancellation of orders for our products and services, could negatively impact our ability to collect our accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of the contraction in our sales, could lead to excess inventory and require additional reserves for obsolescence.  Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against foreign currencies could negatively impact our customer pricing and adversely affect our results.

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

To the extent that we seek growth through acquisitions, our ability to manage our growth will also depend on our ability to integrate businesses that have previously operated independently.  We may not be able to achieve this integration without encountering difficulties or experiencing the loss of key employees, customers or suppliers.  It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls for each business may result in weaknesses that require remediation when the financial controls and reporting functions are combined.  As we pursue acquisitions, we may incur legal, accounting and other transaction related expenses for unsuccessful acquisition attempts that could adversely affect our results of operations in the period in which they are incurred.

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
Our common stock is traded on the NASDAQ Global Market.  During the twelve months ended December 31, 2009, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 28,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  If any analyst were to discontinue coverage of our common stock, our trading volume may be further reduced.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

We compete in highly competitive markets, which are likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.
We face significant competition in developing and selling our printers, transaction supplies and services.  Principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

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

We have outsourced a large portion of the assembly of our printers to a contract manufacturer and will be dependent on them for the manufacturing of such printers.  A failure by this contract manufacturer, or any disruption in such manufacturing, may adversely affect our business results.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters is currently located in Hamden, CT.  Our global engineering, assembly and eastern region service facility is located in Ithaca, NY.  We also maintain a facility in Las Vegas, NV that serves as our global printer sales headquarters and western region service center.  Our eastern region service center is currently located in New Britain, CT. We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Our principal facilities as of December 31, 2009 are listed below:

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Research, design, assembly and service facility	73,900	Leased	June 30, 2012
Las Vegas, Nevada	Service center and printer sales headquarters	13,700	Leased	December 31, 2016
New Britain, Connecticut	Printhead manufacturing and repair facility	11,500	Leased	April 1, 2012
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Georgia and New York	Two regional sales offices	300	Leased	Various
		113,300

Item 3. Legal Proceedings.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 26, 2010, there were 553 holders of record of the common stock.  The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2009 and 2008 were as follows:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	High	Low	High	Low
First Quarter	$4.74	$1.60	$5.67	$3.58
Second Quarter	5.96	2.35	9.50	4.80
Third Quarter	5.96	3.80	13.75	6.84
Fourth Quarter	6.94	4.75	8.98	3.25

No dividends on common stock have been declared and we do not anticipate declaring dividends in the foreseeable future.  Our credit agreement with TD Bank prohibits the payment of cash dividends on our common stock for the term of the agreement.

Issuer Purchases of Equity Securities
On March 25, 2005, the Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

During 2009, we made no repurchases of common stock.  As of December 31, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2004 through December 31, 2009, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2004 in each of the Company’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TransAct Technologies Incorporated Common Stock	$100.00	$36.99	$38.86	$22.43	$21.49	$32.49
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$102.13	$112.19	$121.68	$58.64	$84.28
Nasdaq Computer Manufacturer Stocks Index	$100.00	$102.31	$104.49	$152.86	$64.21	$141.03

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Net sales	$58,346	$62,207	$48,766	$64,328	$51,091
Gross profit	18,829	20,950	15,996	22,365	15,590
Operating expenses	15,533	19,089	19,751	16,277	15,366
Operating income (loss)	3,296	1,861	(3,755)	6,088	224
Net income (loss)	2,140	1,444	(2,274)	3,916	377
Net income (loss) per share:
Basic	0.23	0.16	(0.24)	0.41	0.04
Diluted	0.23	0.15	(0.24)	0.40	0.04

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$34,899	$32,234	$30,414	$33,706	$29,332
Working capital	20,474	15,051	11,338	16,643	15,375
Shareholders’ equity	26,354	23,282	21,608	24,290	21,257

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

Overview
2009 was a year of solid performance for TransAct, especially given the unprecedented worldwide economic recession we faced throughout the year. Our focus on market diversity along with prudent cost reduction initiatives led us to achieve positive financial results during one of most difficult economic times ever. We shipped over 160,000 printers during 2009 and our financial results included improved operating margin, net income and earnings per share as compared to 2008.  We also generated solid positive cash flow during 2009, as we increased our cash balance from $2,000,000 at the end of 2008 to over $10,000,000 at the end of 2009.

We continue to focus on sales growth in our core markets (banking and POS, casino and gaming, lottery, and in our TSG) to drive increased profitability.  During 2009, our total net sales decreased 6% to approximately $58,346,000.  See the table below for a breakdown of our sales by market.

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Banking and POS	$16,695	28.6%	$11,866	19.1%	$4,829	40.7%
Casino and gaming	17,526	30.0%	22,299	35.8%	(4,773)	(21.4%)
Lottery	9,551	16.4%	15,731	25.3%	(6,180)	(39.3%)
TSG	14,574	25.0%	12,311	19.8%	2,263	18.4%
Total net sales	$58,346	100.0%	$62,207	100.0%	$(3,861)	(6.2%)

Sales of our Banking and POS printers increased 41% in 2009 compared to 2008.  In the banking market we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  In the banking market, opportunities are project oriented and as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2009, we won a significant follow-on order from our largest banking customer.  As a result of this order, our banking printer sales increased more than fivefold (443%) from 2008 and we completed shipments for this customer’s project during 2009.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers declined 14% in 2009 largely due to a 34% decline in sales of our legacy line of POS impact printers as these printers continue to be replaced by our newer thermal and inkjet printers.  Despite the decrease in sales from legacy POS printers, we experienced a 48% increase in sales of our two new printer products for McDonalds – (1) the Ithaca® 8000 thermal receipt/label printer which is used at the POS terminal to print either a receipt at the front counter or a label at the grill station and (2) the Ithaca® 8040 label printer which is used to print labels for McDonalds new combined beverage initiative.  During 2009, we benefited from increasing sales of printers for both of these McDonald’s initiatives, with the majority related to the rollout of printers for the combined beverage initiative that is currently nearing completion.  Looking ahead, we expect to continue to benefit from our relationship with McDonalds as McDonalds increases the pace of its rollout of a new POS system in all 32,000 of its stores which we expect to result in increasing sales of our Ithaca® 8000 printer throughout 2010.

In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, worldwide.  During 2009, worldwide casino and gaming printer sales decreased 21% compared to 2008.  On the positive side, our early attention to the international casino and gaming market is paying off, as these sales grew for the second consecutive year in 2009.  In fact, our international sales increased 26% from 2008, representing more than half – or 57% - of our total worldwide casino and gaming sales for the first time during 2009.  This increase was led by a 66% increase in our line of off-premise gaming printers used primarily in Europe in various gaming machines that print receipts instead of tickets.  However, even with the increase in our international sales, we could not overcome continued weakness in the domestic casino market, where we experienced a 48% decline in sales as the replacement rate of slot machines in North American casinos plummeted to a historically low level in 2009.

In the lottery market, we continue to hold a leading position based on our long-term purchase agreement with GTECH, our largest customer and the world’s largest provider of lottery terminals, with approximately a 70% market share.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In fact, during 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to the new agreement, GTECH will exclusively purchase all of its requirements for thermal on-line lottery printers from us and we will exclusively sell such printers to GTECH for four years from the start of production of the new printer, which is expected to commence in the fall of 2010.  This new agreement will now extend our relationship with GTECH through at least 2014.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2009, total printer sales to GTECH decreased approximately 39%, compared to 2008, a year of record level sales compared to historical levels from GTECH.  Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

Our TransAct Services Group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a substantial growth opportunity and recurring revenue stream for TransAct.  TSG revenue continued to increase in 2009, rising 18% from 2008.  During 2009, our sales benefited from significantly higher inkjet cartridge sales to a large banking customer.  During 2009, this large customer purchased approximately two years worth of inkjet cartridges based on their annual average consumption rate.  As a result, we expect sales of inkjet cartridges to this customer to be significantly lower in 2010 compared to 2009.  We also expect this customer to resume purchases of inkjet cartridges at their annual average consumption rate beginning in 2011.  In addition, during 2009 we experienced expanding sales of paper and other consumable products through our e-commerce website, www.transactsupplies.com.  We plan to continue to focus on enhancing our e-commerce efforts throughout 2010.

Operationally, we made a substantial change to our printer production operations during 2009, as we transitioned from assembling printers domestically in our Ithaca, NY facility to sourcing fully-built printers from our contract manufacturer in China. We completed this transition during the fourth quarter of 2009 and we now will source more than 70% of our printer production to China.  This transition did impact our gross margin for 2009, which decreased to 32.3% from 33.7% in 2008, as we incurred higher material and labor costs by depleting a substantial portion of our higher cost domestic inventory in the second half of 2009 as we completed the transition to China.  Although our gross margin declined in 2009, our operating margin showed marked improvement from 2008.  Our operating margin increased to 5.6% in 2009 compared to 3.0% in 2008, as our operating expenses decreased 19% due largely to legal fees incurred in 2008 related to our settled lawsuit with FutureLogic, Inc. that did not recur in 2009.  However, excluding these legal fees during 2008, operating expenses still declined 3% from 2008 to 2009, as a result of cost reduction programs implemented during 2009.

We reported net income of $2,140,000 and net income per share (diluted) of $0.23 for 2009, compared to net income of $1,444,000 and net income per share of $0.15 in 2008.  In terms of cash flow for 2009, we generated $8,373,000 of cash from operations, utilized $643,000 of cash for capital expenditures and we finished the year with $10,017,000 of cash and no debt on our balance sheet as of December 31, 2009.  Overall, we exited 2009 financially stronger than we entered it, with $10,000,000 of cash, no debt outstanding and over $20,000,000 of working capital which should position us well to begin 2010.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect both balance sheet items and income statement categories.  Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances.  We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates.  Actual results may differ from the original estimates.

The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.  These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are therefore based on our judgment.  Please refer to Note 2 – “Summary of significant accounting policies” in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

Revenue Recognition – Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, “Revenue Recognition.”  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We account for all revenue arrangements involving multiple deliverables in accordance with ASC 605, Revenue Recognition (ASC 605), 605-25, Multiple-Element Arrangements.  For these arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to ASC 605-20-25, “Separately Priced Extended Warranty and Product Maintenance Contracts.”  Pursuant to this provision, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period.  We record deferred revenue for advance payments received from customers for maintenance contracts.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2009 was $57,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill – We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  We completed our last assessment as of December 31, 2009.  Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value.  Goodwill amounted to $1,469,000 at December 31, 2009 and we have determined that no goodwill impairment has occurred.

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

We account for income taxes in accordance with ASC 740, “Income Taxes.”  Among other things this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450 “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded.

Share-Based Compensation – We calculate share-based compensation expense in accordance with ASC 718 “Compensation – Stock Compensation” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment.  To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2009 compared to year ended December 31, 2008

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2009 and 2008 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Banking and POS	$16,695	28.6%	$11,866	19.1%	$4,829	40.7%
Casino and gaming	17,526	30.0%	22,299	35.8%	(4,773)	(21.4)%
Lottery	9,551	16.4%	15,731	25.3%	(6,180)	(39.3)%
TSG	14,574	25.0%	12,311	19.8%	2,263	18.4%
	$58,346	100.0%	$62,207	100.0%	$(3,861)	(6.2)%

International*	$12,456	21.3%	$10,126	16.3%	$2,330	23.0%

*					International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2009 decreased $3,861,000, or 6%, from 2008 due to sales decreases in two out of four of our markets:  casino and gaming (a decrease of approximately $4,773,000, or 21%) and lottery (a decrease of approximately $6,180,000 or 39%).  Sales from banking and POS increased approximately $4,829,000 or 41% and sales from our TSG increased approximately $2,263,000, or 18%.  Printer sales volume decreased 17% while the average selling price of our printers increased by approximately 6% (due primarily to an increase in sales of banking printers with higher average selling prices) from 2008 to 2009.  Overall, international sales increased $2,330,000, or 23%, driven by higher sales to the gaming portion of the casino and gaming market.

Banking and POS:  Revenue from the banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide increased approximately $4,829,000, or 41%, from 2008.

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Domestic	$15,480	92.7%	$10,664	89.9%	$4,816	45.2%
International	1,215	7.3%	1,202	10.1%	13	1.1%
	$16,695	100.0%	$11,866	100.0%	$4,829	40.7%

Domestic banking and POS printer revenue increased to $15,480,000, representing a $4,816,000, or 45%, increase from 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased 443% in 2009 compared to 2008 as we finished shipping against the $4,900,000 order we received from a large banking customer in February 2009 as well as additional orders from this same customer.  Sales of our POS printers declined approximately 15% largely due to the general economic slowdown that we believe is currently impacting, and will continue to adversely impact, the capital spending of a number of our retail and hospitality customers during 2010.  Contributing to the decline in sales of our POS printers, sales of our legacy line of POS impact printers decreased approximately 39%.  We expect sales of our legacy impact printers for 2010 to continue to be lower than those reported for the 2009 period, as these printers continue to be replaced by our newer thermal and inkjet printers.  Despite these declines, sales of our two new printer products for McDonalds, the Ithaca 8000® (for McDonald’s new POS system upgrade including the grill initiative) and Ithaca® 8040 (for McDonald’s combined beverage initiative), increased approximately 48% during 2009 compared to 2008.  During 2009, we benefited from increasing sales of printers for both of these McDonald’s initiatives, with the majority related to the rollout of printers for the combined beverage initiative that is currently nearing completion.  Looking ahead, we expect to continue to benefit from our relationship with McDonalds as McDonalds increases the pace of its rollout of a new POS system in all 32,000 of its stores which we expect to result in increasing sales of our Ithaca® 8000 printer throughout 2010.

International banking and POS printer shipments for 2009 were consistent with 2008, increasing $13,000, or 1%, to $1,215,000.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming printers decreased $4,773,000, or 21%, from 2008, due primarily to decreased sales of our thermal casino and gaming printers domestically offset by increased sales of our thermal gaming printers internationally.

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Domestic	$7,497	42.8%	$14,355	64.4%	$(6,858)	(47.8)%
International	10,029	57.2%	7,944	35.6%	2,085	26.2%
	$17,526	100.0%	$22,299	100.0%	$(4,773)	(21.4)%

Domestic sales of our casino and gaming printers decreased $6,858,000, or 48%, due largely to a decrease in sales of our thermal casino printers, and to a lesser extent sales of our gaming printers, both of which were impacted by the downturn in the domestic casino and gaming market.  Although, we anticipate some improvement in the domestic slot machine replacement cycle in 2010 compared to 2009,  we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2010.  In light of these negative market conditions, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $2,085,000, or 26%, to $10,029,000 in 2009.  International gaming printer sales increased 89%, led largely by continued growing sales of our line of off-premise gaming printers in both Europe and Australia.  International casino printer sales for 2009 increased 3% due primarily to an 83% increase in sales to our Australian distributer that was largely offset by a 39% decline in sales to our European distributor.  Based on our current backlog of orders and forecasts of order flow provided by some of our customers, we expect our international casino and gaming sales to continue to increase in 2010 as compared to 2009.

Lottery:  Revenue from the lottery market includes sales of lottery printers to GTECH for various lottery applications.

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Domestic	$9,117	95.5%	$15,283	97.2%	$(6,166)	(40.3)%
International	434	4.5%	448	2.8%	(14)	(3.1)%
	$9,551	100.0%	$15,731	100.0%	$(6,180)	(39.3)%

Domestic and international lottery printer sales to GTECH, which include thermal on-line and other lottery printers, decreased approximately $6,180,000, or 39%, in 2009 compared to 2008, with domestic sales decreasing approximately $6,166,000 and international sales decreasing  approximately $14,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for 2010 to be lower than those reported during 2009.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales from TSG increased approximately $2,263,000, or 18% from 2008.

	Year ended		Year ended		Change
(In thousands)	December 31, 2009		December 31, 2008		$	%
Domestic	$13,796	94.7%	$11,779	95.7%	$2,017	17.1%
International	778	5.3%	532	4.3%	246	46.2%
	$14,574	100.0%	$12,311	100.0%	$2,263	18.4%

Domestic revenue from TSG increased approximately $2,017,000, or 17%, largely due to an increase of approximately 33% in sales of consumable products from 2008, mostly due to significantly higher inkjet cartridge sales to a large banking customer.  During 2009, this large customer purchased approximately two years worth of inkjet cartridges based on their annual average consumption rate.  As a result, we expect sales of inkjet cartridges to this customer to be significantly lower in 2010 compared to 2009.  We also expect this customer to resume purchases of inkjet cartridges at their annual average consumption rate beginning in 2011.

Internationally, TSG revenue increased $246,000, or 46%, to $778,000, due primarily to a 51% increase in sales of replacement parts and accessories and a 47% increase in maintenance and repair services revenue largely due to new service contracts won during 2009.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales – 2009	Total Sales – 2008
Year ended	$18,829	$20,950	(10.1)%	32.3%	33.7%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturer.  Gross profit decreased $2,121,000, or 10%, to $18,829,000 from $20,950,000, and gross margin declined from 33.7% to 32.3% due primarily to (1) a 6% decrease in sales in 2009 compared to 2008, (2) a less favorable sales mix resulting from higher sales of banking printers and certain consumable products at lower gross margins than our overall gross margin and (3) higher material and labor cost as we depleted a substantial portion of our higher cost domestic inventory in the second half of 2009 as we completed the transition of full production of 70% of our printers to a contract manufacturer in China.  These decreases were partially offset by (1) approximately $247,000 of lower product warranty expense from improved repair history and a 17% decline in printer shipments in 2009 compared to 2008 and (2) approximately $387,000 of lower manufacturing expenses due to the transition of more of our production to China.  We expect our gross margin to improve in 2010 compared to 2009 as we have substantially depleted our higher cost domestic inventories and we realize the full benefit from our lower cost finished products sourced from China.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales – 2009	Total Sales – 2008
Year ended	$2,788	$2,942	(5.2)%	4.8%	4.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses decreased $154,000, or 5%, to $2,788,000.  Approximately $60,000 of the decrease was due to lower outside testing and pre-production prototype expenses related to new product development and approximately $97,000 of the decrease was due to lower employee compensation related expenses, including lower incentive compensation.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales – 2009	Total Sales – 2008
Year ended	$5,821	$6,078	(4.2)%	10.0%	9.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for 2009 decreased $257,000, or 4%, due primarily to approximately $104,000 of lower sales commissions resulting from a 6% decrease in sales, approximately $33,000 of lower travel related expenses, approximately $151,000 in reduced promotional marketing expenses, and a reduction of approximately $54,000 in consulting and professional fees due to the cost control initiatives that were put in place for 2009.  These decreases were partially offset by an increase of approximately $67,000 in employee compensation related expenses as we replaced several existing sales employees with higher level sales employees at higher compensation levels during 2009 to upgrade certain key sales positions.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales – 2009	Total Sales – 2008
Year ended	$6,924	$7,040	(1.6)%	11.9%	11.3%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased

$116,000, or 2%, due primarily to a reduction of approximately $515,000 in employee compensation related expenses largely due to lower incentive compensation in 2009 compared to 2008.  These decreases were largely offset by approximately $68,000 in increased legal expenses, increased employee compensation related expenses associated with the full year affect of the hiring of our new Vice President of Business Development in May 2008, and $67,000 in increased depreciation.  In addition, general and administrative expenses for 2009 included severance charges of approximately $211,000 related to the termination of approximately 17 employees.

Legal fees associated with lawsuit.  During 2009, we did not incur any legal fees related to the settled lawsuit with FutureLogic compared to $3,029,000 in 2008.  We settled our litigation with FutureLogic in May 2008 and as a result of the settlement, we do not expect to incur any additional legal fees related to the lawsuit.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2009	2008	Change	Total Sales - 2009	Total Sales – 2008
Year ended	$3,296	$1,861	77.1%	5.6%	3.0%

During 2009, we reported operating income of $3,296,000, or 5.6% of net sales, compared to operating income of $1,861,000, or 3.0% of net sales in 2008.  The increase in our operating income and operating margin was due to lower operating expenses (including the absence of legal expense related to the FutureLogic lawsuit), partially offset by lower gross profit on a 6% decline in sales in 2009 compared to 2008.

Interest.  We recorded net interest expense of $50,000 in 2009 compared to $11,000 in 2008.  Although our cash balance increased from $2,000,000 at December 31, 2008 to $10,017,000 at December 31, 2009, and we maintained a higher average cash balance in 2009 than in 2008,  we earned lower interest income in 2009  due to a lower overall rate of return on our invested cash balance due to the decreasing interest rate environment.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2009 and 2008.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other expense of $33,000 in 2009 compared to other income of $368,000 in 2008.  The decrease was primarily due to foreign currency transaction exchange losses recorded by our U.K. subsidiary resulting from a 10% weakening of the U.S. dollar against the British pound during 2009, as compared to a foreign currency transaction exchange gain resulting from a 28% strengthening of the U.S. dollar against the British pound in 2008.

Income Taxes.  We recorded an income tax provision for 2009 of $1,073,000 at an effective tax rate of 33.4% compared to $774,000 at an effective tax rate of 34.9%.  The effective tax rate for 2009 decreased as compared to 2008 primarily due to increased utilization of state net operating losses and certain credits.  We expect our annual effective tax rate for 2010 to be approximately 34-35%.

Net Income.  We reported net income during 2009 of $2,140,000, or $0.23 per diluted share, compared to $1,444,000, or $0.15 per diluted share, for 2008.

Results of Operations: Year ended December 31, 2008 compared to year ended December 31, 2007

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the years ended December 31, 2008 and 2007 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%
Banking and POS	$11,866	19.1%	$11,046	22.6%	$820	7.4%
Casino and gaming	22,299	35.8%	19,438	39.9%	2,861	14.7%
Lottery	15,731	25.3%	5,900	12.1%	9,831	166.6%
TSG	12,311	19.8%	12,382	25.4%	(71)	(0.6)%
	$62,207	100.0%	$48,766	100.0%	$13,441	27.6%

International*	$10,126	16.3%	$10,795	22.1%	$(669)	(6.2)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2008 increased $13,441,000, or 28%, from 2007 due to sales increases in three out of four of our markets:  POS (an increase of approximately $820,000, or 7%), casino and gaming (an increase of approximately $2,861,000, or 15%) and lottery (an increase of approximately $9,831,000 or 167%).  Sales from our TSG decreased by approximately $71,000, or less than 1%.

Overall, international sales decreased by $669,000, or 6%.  The decrease in international sales was due largely to the expiration in November 2007 of a service contract with a single customer in the United Kingdom.

Banking and POS:  Sales of our banking and POS printers worldwide increased approximately $820,000, or 7%, from 2007.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%
Domestic	$10,664	89.9%	$9,775	88.5%	$889	9.1%
International	1,202	10.1%	1,271	11.5%	(69)	(5.4)%
	$11,866	100.0%	$11,046	100.0%	$820	7.4%

Domestic banking and POS printer sales increased to $10,664,000, representing an $889,000, or 9%, increase from 2007.  Banking printer sales increased by approximately $610,000 due largely to incremental sales of our first generation BANKjet® 1500 bank teller printer as well as new product sales of our BANKjet® 2500 bank teller printer in 2008 compared to 2007.  Our increased banking printer sales were also complemented by new product sales of our new Ithaca® 8000 and Ithaca® 8040 thermal receipt/label printers for McDonalds.  We also experienced 5% lower sales of our legacy impact printers, as expected, during 2008 compared to 2007, as these printers continue to be replaced by our thermal and inkjet printers.

International banking and POS printer shipments decreased by approximately $69,000, or 5%, to $1,202,000, due primarily to lower sales to our international POS distributors in Europe and Asia, largely offset by a 30% increase in printer sales to our international POS distributors in Latin America.

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

International casino and gaming printer sales increased $1,304,000, or 20%, to $7,944,000 in 2008 compared to 2007.  International sales represented 36% and 34% of total sales into our casino and gaming market during 2008 and 2007, respectively.  This increase was due primarily to 15% increased sales of our casino and gaming printers in Europe, including growing sales of our new off-premise gaming printers, as well as 22% increased international casino printer sales to Australia.

Lottery:  Sales of our lottery printers increased by $9,831,000, or 167%, from 2007.

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

TSG:  Sales from TSG decreased by approximately $71,000, or less than 1% from 2007.

	Year ended		Year ended		Change
(In thousands)	December 31, 2008		December 31, 2007		$	%
Domestic	$11,779	95.7%	$10,101	81.6%	$1,678	16.6%
International	532	4.3%	2,281	18.4%	(1,749)	(76.7)%
	$12,311	100.0%	$12,382	100.0%	$(71)	(0.6)%

Domestic revenue from TSG increased by approximately $1,678,000, or 17%, to $11,779,000, largely due to 50% increased sales of consumable products, including higher sales of inkjet cartridges as well as growing sales of paper and other consumable products through our new e-commerce website, www.transactsupplies.com.  The increase in domestic TSG revenue was also due, to a lesser extent, to higher maintenance and repair services revenue for 2008 as we renewed and expanded existing contracts for our service products including extended warranty contracts and our 24-hour guaranteed replacement product service called TransAct Xpress™.  These increases were partially offset by a 19% decline in the sales of replacement parts for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG sales decreased by approximately $1,749,000, or 77%, to $532,000, due largely to a 97% decrease in maintenance and repair services revenue from a service contract with a single customer in the United Kingdom.  The service contract, which represented a substantial portion of our U.K. subsidiary’s revenue in 2007, ended in November 2007 and was not renewed, as the customer replaced our printers with newer technology that we were unable to provide.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$20,950	$15,996	31.0%	33.7%	32.8%

Gross profit and gross margin increased due primarily to a higher volume of sales and lower component part and labor costs resulting from our initiatives to increasingly move production of our products to Asia, somewhat offset by a less favorable sales mix due primarily to a significant increase in sales of our lottery printers, which were sold at lower gross margins than our overall gross margin.  Gross profit for 2008 was also favorably impacted by approximately $195,000 of increased absorption of certain manufacturing overhead expenses due to the transition of more of our production to China compared to 2007.  Gross profit for 2007 was negatively impacted by a charge approximately $528,000, or 1.1% of net sales in 2007, to write-down inventory specifically related to certain obsolete electronic components and certain discontinued printer products.

Engineering and Product Development.  Engineering and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales – 2007
Year ended	$2,942	$3,129	(6.0)%	4.7%	6.4%

Engineering, design and product development expenses decreased by $187,000 or 6.0%, due to 49% lower outside design, prototype, development and professional consulting related expenses partially offset by 13% higher employee compensation related expenses.  Engineering and product development expenses decreased as a percentage of net sales due primarily to higher sales volume coupled with a lower level of expenses in 2008 compared to 2007.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$6,078	$6,708	(9.4)%	9.8%	13.8%

Selling and marketing expenses decreased primarily due to a reduced level of sales staff related expenses of 9% resulting from the cost reduction actions we took in late 2007 as well as lower promotional marketing expenses.  Selling and marketing expenses decreased as a percentage of net sales due primarily to higher sales volume coupled with a lower level of expenses in 2008 compared to 2007.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2008	2007	Change	Total Sales - 2008	Total Sales - 2007
Year ended	$7,040	$6,995	0.6%	11.3%	14.3%

General and administrative expenses increased by $45,000, or less than 1%, due primarily to (1) 17% higher incentive compensation expenses, (2) compensation and travel expenses related to the hiring of our new Vice President of Business Development in May 2008 and (3) the full year effect of increased rent and facility-related expenses, including depreciation expense on purchases of office furniture and leasehold improvements for our new corporate headquarters in Hamden, CT that we moved into during the second quarter of 2007.  These increases were partially offset by 24% lower legal expenses related to general corporate matters, 53% lower recruitment related expenses, and 20% lower professional fees.  General and administrative expenses decreased as a percentage of net sales due primarily to higher sales volume in 2008 compared to 2007.

Legal Fees associated with lawsuit.  During 2008, we incurredapproximately $3,029,000 of legal fees related to the settled lawsuit with FutureLogic compared to $2,907,000 in 2007.  The substantial increase was due to the settlement of our litigation with FutureLogic in May 2008.

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

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, stock repurchases, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

Internal cash generation together with currently available cash and investments, available borrowing facilities and an ability to access credit lines, if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity.  We actively seek to expand by acquisition as well as through the growth of our current business.  While a significant acquisition may require additional debt and/or equity financing, although no assurances can be given, we believe that we would be able to obtain additional financing based on our historical earnings performance.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions.  At this point in time, our liquidity has not been impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

During 2009, our cash flows reflected increased cash generation from improved operating results, significantly reduced inventory balances and lower capital spending.  Our cash balance increased $8,017,000, or 401%, from December 31, 2008 and we ended 2009 with approximately $10,017,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operations of $8,373,000 in 2009 as compared to $701,000 in 2008.

During 2009:
•	We reported net income of $2,140,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,397,000.
•	We recorded a non-cash foreign currency transaction exchange transaction loss of $33,000 from our UK subsidiary due to the weakening of the U.S. dollar against the British pound.
•	We recorded non-cash deferred income tax expense of $1,002,000.
•	Accounts receivable increased $263,000 due to the timing of sales.
•
Inventories decreased $3,968,000 as we depleted a substantial portion of our domestic inventory prior to the final transition of full production of 70% of our printers to a contract manufacturer in China that was completed by the end of 2009.

•	Accounts payable increased $187,000 due to the timing of payments in the fourth quarter of 2009.
•	Accrued liabilities and other liabilities decreased $642,000 due primarily to lower payroll, fringe benefit and incentive compensation related accruals.

During 2008:
•	We reported net income of $1,444,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,650,000.
•	We recorded a non-cash foreign currency exchange transaction gain of $368,000 from our UK subsidiary due to the strengthening of the U.S. dollar against the British pound.
•	We recorded non-cash deferred income tax expense of $592,000.
•	Accounts receivable increased by $2,611,000 due primarily to higher sales volume in the fourth quarter of 2008 compared to the fourth quarter of 2007.
•	Inventories increased by $1,257,000 due primarily to higher stocking levels resulting from our initiatives to move increased production to China and increased sales volume.
•	Accounts payable increased by $178,000 due to higher inventory purchases related to higher sales volumes during 2008.
•
Accrued liabilities and other liabilities increased by $19,000 due primarily to higher incentive compensation accruals largely offset by lower accrued legal fees related to our settled lawsuit with FutureLogic Inc.

Investing activities:  Our capital expenditures were approximately $643,000 and $979,000 in 2009 and 2008, respectively.  Expenditures in 2009 included approximately $295,000 for the purchase of new product tooling, $236,000 for the purchase of computer, networking equipment, and software, $72,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  Expenditures in 2008 included approximately $514,000 for the purchase of new product tooling, $329,000 for the purchase of computer, networking equipment, and software, $88,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  We expect our capital expenditures for 2010 to be approximately $2,0000,000, largely for new product tooling.

Financing activities:  We generated approximately $290,000 of cash from financing activities during 2009 due to proceeds and tax benefits from stock option exercises.  During 2008, we used approximately $229,000 for financing activities largely due to the repurchase of Company stock of approximately $543,000.  The repurchases were offset by proceeds from stock option exercises of approximately $314,000 during 2008.

Working Capital
Our working capital increased to $20,474,000 at December 31, 2009 from $15,051,000 at December 31, 2008.  Our current ratio also increased to 3.7 at December 31, 2009, compared to 2.9 at December 31, 2008.  The increase in both our working capital and current ratio was largely due to higher cash balances and accounts receivable balances resulting from the timing of sales, somewhat offset by a lower inventory balance resulting from decreased inventory purchases and the utilization of inventory on hand.

Deferred Taxes
As of December 31, 2009, we had a net deferred tax asset of approximately $2,909,000.

Credit Facility and Borrowings
On November 28, 2006, we signed a, five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2009.  The following table lists the financial covenants and the performance measurements at December 31, 2009:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2009
Operating cash flow / Total debt service	Minimum of 1.25 times	74.0 times
Funded debt / EBITDA	Maximum of 3.25	0 times

As of December 31, 2009, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were approximately $20,000,000 at December 31, 2009.

Stock Repurchase Program
On March 25, 2005, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During 2009, we made no repurchases of common stock.  As of December 31, 2009, we have repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

Shareholders’ Equity
Shareholders’ equity increased $3,072,000 to $26,354,000 at December 31, 2009 from $23,282,000 at December 31, 2008.  The increase was primarily due to net income of $2,140,000, proceeds of approximately $211,000 from the issuance of approximately 63,000 shares of common stock from stock option exercises, compensation expense related to stock options and restricted stock of $640,000, and an increase in additional paid-in capital of approximately $79,000 due to tax benefits resulting from employee stock transactions.

Contractual Obligations
TransAct’s contractual obligations as of December 31, 2009 were as follows:

(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,993	$902	$1,532	$723	$836
Purchase obligations	22,918	19,472	3,446	-	-
Total	$26,911	$20,374	$4,978	$723	$836

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Recently Issued Accounting Pronouncements
Codification: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”).  ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  We have included references to the Codification, as appropriate, in these consolidated financial statements.

Participating Securities:  ASC 260-10-45 “Earnings Per Share” (“ASC 260-10-45”) clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  We have adopted the provisions of ASC 260-10-45 as of January 1, 2009.  See Note 14 – Earnings per share.

Transfers of Financial Assets:  ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  We do not anticipate these provisions will have a material impact on our consolidated financial statements.

Measuring Liabilities at Fair Value: In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available.  ASU 2009-5 was effective in the fourth quarter of 2009.  This update did not have a material impact on our consolidated financial statements or disclosures.

Multiple-Deliverable Revenue Arrangements: In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating impact of this ASU.

Resource Sufficiency
We believe that our cash on hand, cash flows generated from operations and borrowings available under the TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing printers from our contract manufacturer in China, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite growing costs of oil, gas and freight over the last two years, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2010.  As such, we do not believe that inflation will have a significant impact on our business during 2010.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2009 (principally the UK Pound Sterling) would have an immaterial effect on a pre-tax basis.

Item 8. Financial Statements and Supplementary Data.
The financial statements and schedule of the Company are annexed to this report as pages F-3 through F-18. An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.  Part II, Item 8 of this Form 10-K sets forth the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding its audit of TransAct’s internal control over financial reporting as of December 31, 2009.  This section should be read in conjunction with the CEO and CFO certifications and the PricewaterhouseCoopers LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) were effective as of December 31, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2009.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	52	Chairman of the Board, President and Chief Executive Officer
Steven A. DeMartino	40	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf	60	Executive Vice President-Engineering
James B. Stetson	53	Senior Vice President and Business Manager of TSG
Tracey S. Chernay	50	Senior Vice President-Sales and Marketing
Andrew Hoffman	52	Senior Vice President-Operations
Benjamin C. Wyatt	36	Vice President Business Development

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

James B. Stetson was appointed Senior Vice President and Business Manager of TSG in January 2005.  Previously, Mr. Stetson held the position of Executive Vice President of Sales and Marketing from February 2000 to December 2004, and Vice President of Latin American Sales from October 1997 to February 2000.

Tracey S. Chernay was appointed Senior Vice President, Sales and Marketing in June 2007, with responsibility for the sales and marketing of all TransAct printer products worldwide.  Previously, Ms. Chernay served as Sr. Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Andrew Hoffman was appointed Senior Vice President, Operations for TransAct worldwide in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

Benjamin  C. Wyatt was appointed Vice President, Business Development for TransAct in May 2008.  Prior to joining TransAct, Mr. Wyatt was employed with Pitney Bowes Mail Services where he held the role of Director Business Development since 2006, and Manager Acquisitions and Integration from 2004 to 2006.

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

Information regarding our equity compensation plans as of December 31, 2009 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Stock Plan	249,117	$3.62	-
1996 Non-Employee Director Plan	146,250	11.97	-
2005 Equity Incentive Plan	536,500	5.93	36,000
Total	931,867	$6.26	36,000

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	30,161	$4.89	-
	962,028	$6.22	36,000

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

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board,	March 16, 2010
Bart C. Shuldman	President and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	Executive Vice President,	March 16, 2010
Steven A. DeMartino	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ Christopher Galletta	Corporate Controller	March 16, 2010
Christopher Galletta	(Principal Accounting Officer)

/s/ Charles A. Dill	Director	March 16, 2010
Charles A. Dill

/s/ Thomas R. Schwarz	Director	March 16, 2010
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 16, 2010
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 16, 2010

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$10,017	$2,000
Receivables, net	8,996	8,734
Inventories	5,952	9,919
Refundable income taxes	270	35
Deferred tax assets	2,240	2,054
Other current assets	521	352
Total current assets	27,996	23,094

Fixed assets, net	4,551	5,563
Goodwill	1,469	1,469
Deferred tax assets	669	1,759
Intangible and other assets, net of accumulated amortization of $390 and $306, respectively	214	349
	6,903	9,140
Total assets	$34,899	$32,234

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,052	$4,863
Accrued liabilities	1,890	2,847
Deferred revenue	580	333
Total current liabilities	7,522	8,043

Deferred revenue, net of current portion	501	259
Deferred rent, net of current portion	385	473
Other liabilities	137	177
	1,023	909
Total liabilities	8,545	8,952

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2009 and 2008; 10,528,209 and 10,465,588 shares issued; 9,364,109 and 9,301,488 shares outstanding, at December 31, 2009 and 2008, respectively	105	105
Additional paid-in capital	21,820	20,890
Retained earnings	13,033	10,893
Accumulated other comprehensive loss, net of tax	(66)	(68)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	26,354	23,282
Total liabilities and shareholders’ equity	$34,899	$32,234

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$58,346	$62,207	$48,766
Cost of sales	39,517	41,257	32,770

Gross profit	18,829	20,950	15,996

Operating expenses:
Engineering, design and product development	2,788	2,942	3,129
Selling and marketing	5,821	6,078	6,708
General and administrative	6,924	7,040	7,007
Legal fees associated with lawsuit (See Note 11)	-	3,029	2,907
	15,533	19,089	19,751

Operating income (loss)	3,296	1,861	(3,755)
Interest and other income (expense):
Interest expense	(70)	(70)	(69)
Interest income	20	59	145
Other, net	(33)	368	21
	(83)	357	97

Income (loss) before income taxes	3,213	2,218	(3,658)
Income tax provision (benefit)	1,073	774	(1,384)
Net income (loss)	$2,140	$1,444	$(2,274)

Net income (loss) per common share:
Basic	$0.23	$0.16	$(0.24)
Diluted	$0.23	$0.15	$(0.24)

Shares used in per-share calculation:
Basic	9,289	9,308	9,364
Diluted	9,377	9,489	9,364

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total	Income (Loss)
Balance, December 31, 2006	9,575,117	$104	$19,105	$11,405	$(6,492)	$168	$24,290
Adoption of accounting for uncertainty in income taxes	-	-	-	318	-	-	318
Opening balance at January 1, 2007, as adjusted	9,575,117	104	19,105	11,723	(6,492)	168	24,608
Cancellation of restricted stock	(9,750)	-	-	-	-	-	-
Issuance of shares from exercise of stock options	33,199	-	149	-	-	-	149
Tax charge related to vesting of restricted stock	-	-	(97)	-	-	-	(97)
Purchase of treasury stock	(232,700)	-	-	-	(1,503)	-	(1,503)
Share-based compensation expense	-	-	715	-	-	-	715
Comprehensive income (loss):
Foreign currency translation adj., net of tax	-	-	-	-	-	10	10	$10
Net loss	-	-	-	(2,274)	-	-	(2,274)	(2,274)
Balance, December 31, 2007	9,365,866	104	19,872	9,449	(7,995)	178	21,608	$(2,264)
Cancellation of restricted stock	(1,250)	-	-	-	-	-
Issuance of shares from exercise of stock options	66,972	1	313	-	-	-	314
Tax charge related to vesting of restricted stock	-	-	(98)	-	-	-	(98)
Purchase of treasury stock	(130,100)	-	-	-	(543)	-	(543)
Share-based compensation expense	-	-	803	-	-	-	803
Comprehensive income (loss):
Foreign currency translation adj., net of tax	-	-	-	-	-	(246)	(246)	$(246)
Net income	-	-	-	1,444	-	-	1,444	1,444
Balance, December 31, 2008	9,301,488	105	20,890	10,893	(8,538)	(68)	23,282	$1,198
Cancellation of restricted stock	(500)	-	-	-	-	-
Issuance of shares from exercise of stock options	63,121	-	211	-	-	-	211
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	79	-	-	-	79
Share-based compensation expense	-	-	640	-	-	-	640
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	2	2	$2
Net income	-	-	-	2,140	-	-	2,140	2,140
Balance, December 31, 2009	9,364,109	$105	$21,820	$13,033	$(8,538)	$(66)	$26,354	$2,142

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,140	$1,444	$(2,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	640	803	715
Incremental tax benefits from stock options exercised	(79)	-	-
Depreciation and amortization	1,757	1,847	1,844
Deferred income taxes	1,002	592	(1,839)
(Gain) loss on sale of fixed assets	-	3	(14)
Foreign currency transaction (gain) loss	33	(368)	6
Changes in operating assets and liabilities:
Receivables	(263)	(2,611)	5,294
Inventories	3,968	(1,257)	(1,098)
Refundable income taxes	(235)	14	(9)
Other current assets	(169)	8	144
Other assets	34	29	40
Accounts payable	187	178	691
Accrued liabilities and other liabilities	(642)	19	(575)
Accrued restructuring expenses	-	-	(315)
Net cash provided by operating activities	8,373	701	2,610

Cash flows from investing activities:
Purchases of fixed assets	(643)	(979)	(2,166)
Proceeds from sale of assets	-	-	37
Net cash used in investing activities	(643)	(979)	(2,129)

Cash flows from financing activities:
Payment of deferred financing costs	-	-	(6)
Proceeds from stock option exercises	211	314	149
Purchases of common stock for treasury	-	(543)	(1,503)
Incremental tax benefits from stock options exercised	79	-	-
Net cash provided by (used in) financing activities	290	(229)	(1,360)

Effect of exchange rate changes on cash	(3)	(54)	4

Increase (decrease) in cash and cash equivalents	8,017	(561)	(875)
Cash and cash equivalents, beginning of period	2,000	2,561	3,436
Cash and cash equivalents, end of period	$10,017	$2,000	$2,561

Supplemental cash flow information:
Interest paid	$51	$51	$51
Income taxes paid	482	34	742

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

Segment reporting: We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, manufacture and sale of transaction-based printers and printer-related service, supplies and replacement parts.  Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately.  We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $57,000 and $55,000 as of December 31, 2009 and 2008, respectively.

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,655,000, $1,744,000 and $1,743,000 in 2009, 2008 and 2007, respectively.

Leases:  Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods are accounted for on a straight-line basis over the lease term, beginning on the date of control of physical use of the asset or of initial possession.  The amount of the excess of straight-line rent expense over scheduled payments is recorded as a deferred liability.  Construction allowances and other such lease incentives are recorded as deferred credits, and are amortized on a straight-line basis as a reduction of rent expense beginning in the period they are deemed to be earned, which generally coincides with the occupancy date.

Goodwill:  We account for goodwill in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.”  We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We have performed an impairment test as of December 31, 2009 and determined that no impairment has occurred.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Revenue recognition: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, “Revenue Recognition.”  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We account for all revenue arrangements involving multiple deliverables in accordance with ASC 605, Revenue Recognition (ASC 605), 605-25, Multiple-Element Arrangements.  For these arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to ASC 605-20-25, “Separately Priced Extended Warranty and Product Maintenance Contracts.”  Pursuant to this provision, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period.  We record deferred revenue for advance payments received from customers for maintenance contracts.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2009	2008
Customer A	24%	20%
Customer B	18%	*
Customer C	*	10%

* -Customers represent less than 10% of total accounts receivable

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2009	2008	2007
Customer A	19%	28%	14%
Customer B	10%	*	10%
Customer C	12%	*	*

* -Customers represent less than 10% of total net sales

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

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2009	2008	2007
Balance, beginning of period	$393	$500	$603
Accruals for warranties issued during the period	112	297	173
Changes in estimates	(96)	(34)	183
Settlements during the period	(176)	(370)	(459)
Balance, end of period	$233	$393	$500

Approximately $64,000 and $133,000 of the accrued product warranty liability were classified as long-term at December 31, 2009 and 2008, respectively.

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $2,788,000, $2,942,000 and $3,129,000 of research and development expenses in 2009, 2008 and 2007, respectively.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying consolidated statements of operations, for 2009, 2008 and 2007 totaled $763,000, $916,000 and $979,000, respectively.   These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Restructuring:  We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. We record pre-tax restructuring charges in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”

Income taxes:  The income tax amounts reflected in the accompanying financial statements are accounted for under the liability method in accordance with ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 13 for information regarding our accounting for income taxes.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Foreign currency translation:  The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related revenues and expenses have been translated at the average exchange rate for the year, and shareholders’ equity has been translated at historical exchange rates.  The resulting translation gains or losses, net of tax, are recorded in stockholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in other income (expense).

Comprehensive income:  ASC 220, “Comprehensive Income,” requires that items defined as comprehensive income or loss be separately classified in the financial statements and that the accumulated balance of other comprehensive income or loss be reported separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet.  We include the foreign currency translation adjustment, net of tax, related to our subsidiary in the United Kingdom within our calculation of comprehensive income.

Share-based Payments: At December 31, 2009, we had stock-based employee compensation plans, which are described more fully in Note 12 “Stock incentive plans.”  We account for those plans under the recognition and measurement principles of ASC 718 “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260 “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes restricted stock and in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 14 - Earnings per Share.

3. Recently issued accounting pronouncements

Codification: On July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB ASC 105, “Generally Accepted Accounting Principles (“GAAP”)” (“ASC 105”) (the “Codification”).  ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  We have included references to the Codification, as appropriate, in these consolidated financial statements.

Participating Securities:  ASC 260-10-45 “Earnings Per Share” (“ASC 260-10-45”) clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  We have adopted the provisions of ASC 260-10-45 as of January 1, 2009.  See Note 14 – Earnings per share.

Transfers of Financial Assets:  ASC 860 “Transfers and Servicing” (“ASC 860”) improves the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions of ASC 860 will be applicable on January 1, 2010 and will be applied prospectively to transfers of financial assets completed after December 31, 2009.  We do not anticipate these provisions will have a material impact on our consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recently issued accounting pronouncements (continued)

Measuring Liabilities at Fair Value: In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-5”).  This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available.  ASU 2009-5 is effective in the fourth quarter of 2009.  This update did not have a material impact on our consolidated financial statements or disclosures.

Multiple-Deliverable Revenue Arrangements: In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact of this ASU.

4. Inventories

The components of inventories are:

	December 31,
(In thousands)	2009	2008
Raw materials and purchased component parts	$4,466	$7,207
Work-in-process	2	27
Finished goods	1,484	2,685
	$5,952	$9,919

5. Fixed assets

The components of fixed assets are:

	December 31,
(In thousands)	2009	2008
Tooling, machinery and equipment	$13,721	$13,316
Furniture and office equipment	1,704	1,694
Computer software and equipment	4,922	4,694
Leasehold improvements	1,874	1,872
	22,221	21,576
Less: accumulated depreciation and amortization	(17,670)	(16,013)
	$4,551	$5,563

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets and other assets in the accompanying consolidated balance sheets.  Identifiable intangible assets are comprised of the following:

	December 31,
	2009		2008
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$364	$(273)	$364	$(213)
Covenant not to compete	146	(94)	146	(73)
Patents	57	(23)	57	(20)
Total	$567	$(390)	$567	$(306)

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible assets (continued)

Amortization expense was $84,000 in 2009, 2008 and 2007, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $84,000 in 2010; $55,000 in 2011; $13,000 in 2012; $3,000 in 2013; $3,000 in 2014; and $19,000 thereafter.

7. Accrued liabilities

The components of accrued liabilities (current portion) are:

	December 31,
(In thousands)	2009	2008
Payroll and fringe benefits	$1,189	$1,771
Income taxes	6	134
Warranty	169	260
Professional and consulting	171	114
Other	355	568
	$1,890	$2,847

8. Accrued business consolidation and restructuring expenses

We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2008 and continuing in 2009, we initiated and completed certain restructuring programs to better utilize its workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to the employee reductions.  During 2009 and 2008, we recorded pre-tax restructuring charges of approximately $211,000 and $25,000, respectively, in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  These one-time termination benefit charges have been included within general and administrative expenses in the accompanying consolidated statements of operations. The restructuring activity during 2009 and 2008 included severance costs related to the termination of 17 and 2 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during 2009 and 2008, and is included in accrued liabilities in the accompanying consolidated balance sheets.

	December 31,
(In thousands)	2009	2008
Accrual balance, beginning of period	$18	$32
Pre-tax severance charges	211	25
Cash payments	(216)	(39)
Accrual balance, end of period	$13	$18

9. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $237,000, $244,000 and $247,000 in 2009, 2008 and 2007, respectively.

10. Borrowings

On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2009.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings (continued)

As of December 31, 2009, we had no outstanding borrowings on the revolving credit line.  Undrawn commitments under the TD Bank Credit Facility were $20,000,000 at December 31, 2009.

11. Commitments and contingencies

We had been involved in patent litigation with FutureLogic, Inc. (“FutureLogic”) with respect to our patents U.S. Patent 6,924,903 and U.S. Patent 7,099,035.  On May 13, 2008, we signed a Patent License and Settlement Agreement with FutureLogic that settled the current patent litigation and all other legal matters outstanding between the two parties.  Under the Patent License and Settlement Agreement, FutureLogic agreed to license our dual port technology for printers and upgrade kits that utilize the patented technology.  The license grants FutureLogic worldwide, perpetual rights for U.S. Patent 6,924,903, U.S. Patent 7,099,035, related applications and patents, and foreign counterparts.

At December 31, 2009, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $1,024,000, $1,030,000 and $1,152,000 in 2009, 2008 and 2007, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 are as follows:  $902,000 in 2010; $943,000 in 2011; $589,000 in 2012; $358,000 in 2013; $365,000 in 2014; and $836,000 thereafter.

12. Stock incentive plans

Stock incentive plans.  We currently have four primary stock incentive plans: the 1996 Stock Plan, which provided for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  Under our 2005 Equity Incentive Plan, we may authorize up to 600,000 of shares of TransAct common stock.  At December 31, 2009, approximately 36,000 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2009, 2008 and 2007 was $2.56, $5.85 and $5.81, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2009, 2008 and 2007 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2009	2008	2007
Expected option term	6.0 years	5.7 years	6.0 years
Expected volatility	67.4%	61.7%	71.2%
Risk-free interest rate	2.0%	3.0%	4.5%
Dividend yield	0%	0%	0%

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

For the years ending December 31, 2009, 2008 and 2007, we recorded $640,000, $803,000, and $715,000 of share-based compensation costs, respectively, in our consolidated statements of operations.  We recorded income tax benefits of $214,000, $280,000, and $270,000 in 2009, 2008, and 2007 respectively, related to share-based compensation.  At December 31, 2009, these benefits are recorded as a deferred tax asset in the consolidated balance sheet.

The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	851,649	$6.87
Granted	159,000	2.56
Exercised	(63,121)	3.35
Forfeited	(7,500)	5.24
Expired	(1,000)	21.71
Outstanding at December 31, 2009	939,028	$6.37	5.5 years	$1,852,000
Options exercisable at December 31, 2009	537,428	$7.10	3.5 years	$984,000
Options vested or expected to vest	746,403	$7.14	4.6 years	$1,138,000

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2009, unrecognized compensation cost related to stock options totaled $984,000, which is expected to be recognized over a weighted average period of 3.3 years.

The total intrinsic value of stock options exercised was $161,000, $402,000 and $61,000 and the total fair value of stock options vested was $341,000, $247,000, and $124,000 during the years ended December 31, 2009, 2008 and 2007, respectively.  Cash received from option exercises were $211,000, $314,000 and $149,000 for 2009, 2008 and 2007, respectively.  We recorded a realized tax benefit in 2009 from equity-based awards of $190,000 related to options exercised which has been included as a component of cash flows from financing activities in the consolidated statement of cash flows.

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees.  Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Shares	Weighted Average Grant Date Fair Values
Nonvested shares at December 31, 2008	60,850	$12.15
Granted	-	-
Vested	(37,350)	12.91
Canceled	(500)	10.03
Nonvested shares at December 31, 2009	23,000	$10.97

As of December 31, 2009, unrecognized compensation cost related to restricted stock totaled $119,000, which is expected to be recognized over a weighted average period of 1.0 year.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Current:
Federal	$53	$-	$(32)
State	13	16	35
Foreign	5	166	452
Deferred:
Federal	891	386	(1,693)
State	110	207	(144)
Foreign	1	(1)	(2)
Income tax provision (benefit)	$1,073	$774	$(1,384)

At December 31, 2009, we have $1,478,000 of state net operating loss carryforwards that begin to expire in 2014, and no federal net operating loss carryforwards.  We also have approximately $718,000 in federal research and development tax credit carryforwards that begin to expire in 2025, $103,000 in state tax credit carryforwards that begin to expire in 2010, and foreign tax credit carryforwards of approximately $243,000 that begin to expire in 2018.  We had foreign income (loss) before taxes of ($49,000), $541,000 and $1,486,000 in 2009, 2008 and 2007, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2009	2008
Deferred tax assets:
Net operating losses	$129	$122
Capitalized research and development	342	413
Inventory reserves	1,066	1,081
Deferred revenue	91	139
Warranty reserve	82	139
Stock compensation expense	421	360
Foreign tax and other credits	913	1,437
Other liabilities and reserves	435	456
Gross deferred tax assets	3,479	4,147
Valuation allowance	(76)	(26)
Net deferred tax assets	3,403	4,121

Gross deferred tax liabilities:
Depreciation	453	269
Other	41	39
Net deferred tax liabilities	494	308
Total net deferred tax assets	$2,909	$3,813

During 2009, we recorded a full valuation allowance of $26,000 on the foreign net operating loss from our Macau subsidiary.  We also recorded a full valuation allowance of $9,000 against certain state net operating loss carryforwards and $27,000 against certain state tax credits.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2009	2008	2007

Federal statutory tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal income taxes	2.5	6.6	(2.0)
Tax benefit from tax credits, net of valuation allowance	(4.5)	(5.6)	(4.0)
Foreign rate differential	-	(2.4)	0.2
Valuation allowance and tax accruals	0.8	1.2	-
Permanent items	1.0	1.4	0.9
Other	(0.3)	(0.3)	1.1
Effective tax rate	33.5%	34.9%	(37.8)%

Effective January 1, 2007 we adopted the accounting provision in ASC Topic 740 related to uncertain tax positions. As a result of the adoption, we recognized a decrease to reserves for uncertain tax positions.  This decrease was accounted for as a $318,000 adjustment to the beginning balance of retained earnings in the consolidated balance sheets.  Including the cumulative effect decrease, at the beginning of 2007 we had approximately $79,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The total gross unrecognized tax benefits at December 31, 2009 are $189,000, of which $116,000 is recorded as a reduction of the related deferred tax asset, and $73,000 is recorded as a long term liability.  At December 31, 2009 and 2008, we had approximately $189,000 and $160,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2009	2008
Unrecognized tax benefits as of January 1	$160	$125
Tax positions taken during the current period	29	36
Settlements	-	-
Lapse of statute of limitations	-	(1)
Unrecognized tax benefits as of December 31	$189	$160

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2008 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination.

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2010.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2009 and 2008, we have approximately $12,000 and $7,000 of accrued interest and penalties related to uncertain tax positions.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Earnings per share

For 2009, 2008 and 2007, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$2,140	$1,444	$(2,274)

Shares:
Basic: Weighted average common shares outstanding	9,289	9,308	9,364
Add: Dilutive effect of outstanding options as determined by the treasury stock method	88	181	-
Diluted: Weighted average common and common equivalent shares outstanding	9,377	9,489	9,364

Net income (loss) per common share:
Basic	$0.23	$0.16	$(0.24)
Diluted	0.23	0.15	(0.24)

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

Certain stock-based awards were not included in the full year computation of earnings per diluted share because the effect would be anti-dilutive.  Anti-dilutive stock options and restricted shares excluded from the computation of earnings per dilutive share were 525,500, 258,250, and 871,379, at December 31, 2009, 2008 and 2007 respectively.

15. Stock repurchase program

On March 25, 2005, our Board of Directors approved a stock repurchase program (“the Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending on March 25, 2008, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  As of December 31, 2009, we repurchased a total of 1,164,100 shares of common stock for approximately $8,538,000 under this program, at an average price of $7.33 per share.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic Area Information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net sales:
United States	$45,890	$52,081	$37,971
International	12,456	10,126	10,795
Total	$58,346	$62,207	$48,766

Fixed assets, net:
United States	$3,395	$4,190	$4,941
International	1,156	1,373	1,397
Total	$4,551	$5,563	$6,338

Sales to international customers were 21%, 16%, and 22% in 2009, 2008, and 2007 respectively.  Sales to Europe represented 45%, 56%, and 46%, sales to the Pacific Rim (which includes Australia and Asia) represented 31%, 21%, and 17%, and sales to Canada represented 11%, 8%, and 7% of total international sales in 2009, 2008, and 2007 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our manufacturer in China.

17. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2009 and 2008 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2009:
Net sales	$12,202	$14,236	$17,982	$13,926
Gross profit	4,126	4,856	5,525	4,322
Net income	121	649	1,184	186
Net income per share:
Basic	0.01	0.07	0.13	0.02
Diluted	0.01	0.07	0.13	0.02

2008:
Net sales	$14,285	$16,319	$17,326	$14,277
Gross profit	4,779	5,460	5,894	4,817
Net income (loss)	(692)	290	1,210	636
Net income (loss) per share:
Basic	(0.07)	0.03	0.13	0.07
Diluted	(0.07)	0.03	0.13	0.07

TRANSACT TECHNOLOGIES INCORPORATED
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation account for accounts receivable:
Year ended December 31, 2009	$55	$3	$(1)	$57
Year ended December 31, 2008	$62	$-	$(7)	$55
Year ended December 31, 2007	$204	$-	$(142)	$62

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(10)
10.4(x)	2005 Equity Incentive Plan.	(15)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4, 1996.	(3)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(14)
10.8(x)	Severance Agreement by and between TransAct and James B. Stetson, dated January 24, 2001.	(9)
10.9(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(19)
10.10(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(20)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Michael S. Kumpf, effective January 1, 2008.	(20)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(20)
10.13(x)	Amendment to Severance Agreement by and between TransAct and James B. Stetson, effective January 1, 2008.	(20)
10.14(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(20)
10.15	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.16	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.17	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(12)
10.18	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(14)
10.19	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(1)
10.20	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(17)
10.21	OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(7)
10.22	OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(11)
10.23	Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(16)
10.24	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(1)
10.25	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(17)

10.26	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(18)
10.27	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(13)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.
(8)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(11)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(13)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(14)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated by reference.
(17)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.

(20)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST
The following exhibits are filed herewith.

Exhibit
10.19	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009
10.24
OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009.  (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)

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