Form 10-Q
period 2010-05-11
TRANSACT TECHNOLOGIES INC
filed 2010-05-11
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common stock, $.01 par value	9,391,560

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$10,693	$10,017
Receivables, net	8,157	8,996
Inventories	8,538	5,952
Refundable income taxes	-	270
Deferred tax assets	2,240	2,240
Other current assets	441	521
Total current assets	30,069	27,996

Fixed assets, net	4,387	4,551
Goodwill	1,469	1,469
Deferred tax assets	673	669
Intangible and other assets, net of accumulated amortization of $411 and $390, respectively	184	214
	6,713	6,903
Total assets	$36,782	$34,899

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,214	$5,052
Accrued liabilities	1,750	1,890
Deferred revenue	562	580
Total current liabilities	8,526	7,522

Deferred revenue, net of current portion	399	501
Deferred rent, net of current portion	410	385
Other liabilities	134	137
	943	1,023
Total liabilities	9,469	8,545

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at March 31,
2010 and December 31, 2009; 10,551,836 and 10,528,209 shares issued, respectively; 9,387,736 and 9,364,109 shares outstanding
at March 31, 2010 and December 31, 2009, respectively	105	105
Additional paid-in capital	22,158	21,820
Retained earnings	13,662	13,033
Accumulated other comprehensive loss, net of tax	(74)	(66)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	27,313	26,354
Total liabilities and shareholders’ equity	$36,782	$34,899

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except share data)	2010	2009

Net sales	$14,208	$12,202
Cost of sales	9,019	8,076

Gross profit	5,189	4,126

Operating expenses:
Engineering, design and product development	745	694
Selling and marketing	1,583	1,398
General and administrative	1,879	1,855
	4,207	3,947

Operating income	982	179
Interest and other income (expense):
Interest, net	2	(15)
Other, net	6	20
	8	5

Income before income taxes	990	184
Income tax provision	361	63
Net income	$629	$121

Net income per common share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Shares used in per-share calculation:
Basic	9,349	9,257
Diluted	9,522	9,259

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$629	$121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	171	170
Incremental tax benefits from stock options exercised	(4)	-
Depreciation and amortization	399	435
Deferred income taxes	-	33
Gain on sale of fixed assets	(1)	-
Foreign currency transaction gain	(5)	(20)
Changes in operating assets and liabilities:
Receivables	837	1,828
Inventories	(2,586)	(2,162)
Refundable income taxes	270	-
Other current assets	79	(204)
Other assets	4	8
Accounts payable	1,163	130
Accrued liabilities and other liabilities	(155)	(913)
Net cash provided by (used in) operating activities	801	(574)

Cash flows from investing activities:
Purchases of fixed assets	(209)	(108)
Proceeds from sale of assets	1	-
Net cash used in investing activities	(208)	(108)

Cash flows from financing activities:
Proceeds from stock option exercises	86	8
Incremental tax benefits from stock options exercised	4	-
Net cash provided by financing activities	90	8

Effect of exchange rate changes on cash	(7)	(5)

Increase (decrease) in cash and cash equivalents	676	(679)
Cash and cash equivalents, beginning of period	10,017	2,000
Cash and cash equivalents, end of period	$10,693	$1,321

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements

Transfers of Financial Assets:  The FASB improved the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions will be applicable on January 1, 2010 and will be applied to transfers of financial assets completed after December 31, 2009.  Currently these provisions do not have an impact on our consolidated financial statements since we do not have transfers of financial assets and we do not anticipate these provisions will have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements: In October 2009, the FASB established the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact of this guidance.

Fair Value Measurements:  In January 2010, the FASB issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements.  Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers.  Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number.  The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities.  In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy.  The new disclosures were adopted by the Company on January 1, 2010 and do not have an impact on our consolidated financial statements.

3. Inventories

The components of inventories are:

	March 31,	December 31,
(In thousands)	2010	2009
Raw materials and purchased component parts	$5,101	$4,466
Work-in-process	-	2
Finished goods	3,437	1,484
	$8,538	$5,952

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

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2010:

Three months ended
(In thousands)	March 31, 2010
Balance, beginning of period	$233
Accruals for warranties issued during the period	14
Changes in estimates	31
Settlements during the period	(62)
Balance, end of period	$216

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges

We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, in 2009 and continuing in the first three months of 2010, we initiated and completed certain restructuring programs to better utilize our workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to the employee reductions.  During the three months ended March 31, 2010, the Company recorded pre-tax restructuring charges of $24,000, in accordance with FASB ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  These one-time termination benefit charges have been included within general and administrative expenses in the accompanying consolidated statements of income. The restructuring activity during the three months ended March 31, 2010 includes severance costs related to the termination of 1 employee.

The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2010 and 2009 and is included in accrued liabilities in the accompanying consolidated balance sheets.

	Three months ended
	March 31,
(In thousands)	2010	2009
Accrual balance, beginning of period	$13	$18
Pre-tax severance charges	24	122
Cash payments	(16)	(33)
Accrual balance, end of period	$21	$107

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
(In thousands, except per share data)	2010	2009
Net income	$629	$121

Shares:
Basic: Weighted average common shares outstanding	9,349	9,257
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	173	2
Diluted: Weighted average common and common equivalent shares outstanding	9,522	9,259

Net income per common share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended March 31, 2010 and 2009, there were 257,250 and 839,649, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

7. Comprehensive income

The following table summarizes our comprehensive income:

	Three months ended
	March 31,
(In thousands)	2010	2009
Net income	$629	$121
Foreign currency translation adjustment	(8)	(17)
Total comprehensive income	$621	$104

8. Stockholders’ equity

Changes in stockholders’ equity for the three months ended March 31, 2010 were as follows (in thousands):

Balance at December 31, 2009	$26,354
Net income	629
Proceeds from issuance of shares from exercise of stock options	86
Issuance of deferred stock units	77
Tax benefit related to employee stock sales and vesting of restricted stock	4
Share-based compensation expense	171
Foreign currency translation adjustment	(8)
Balance at March 31, 2010	$27,313

We paid a portion of the 2009 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2010 and were fully vested at the time of grant.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Income taxes

We recorded an income tax provision for the first quarter of 2010 of $361,000 at an effective tax rate of 36.5%, compared to an income tax provision during the first quarter of 2009 of $63,000 at an effective tax rate of 34.2%.

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

As of March 31, 2010, we had $191,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  Within the next twelve months, we expect the total amount of unrecognized tax benefits to decrease due to the expiration of the statute of limitations on certain credits.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and replacement parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2009.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2010.

Results of Operations: Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2010		March 31, 2009		$	%
Banking and point-of-sale	$2,353	16.6%	$2,441	20.0%	$(88)	(3.6%)
Casino and gaming	6,961	49.0%	4,857	39.8%	2,104	43.3%
Lottery	1,656	11.6%	1,106	9.1%	550	49.7%
TransAct Services Group	3,238	22.8%	3,798	31.1%	(560)	(14.7%)
	$14,208	100.0%	$12,202	100.0%	$2,006	16.4%

International *	$4,713	33.2%	$3,670	30.1%	$1,043	28.4%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2010 increased $2,006,000, or 16%, from the same period last year due primarily to higher printer sales into our casino and gaming (an increase of $2,104,000, or 43%) and lottery markets (an increase of $550,000, or 50%) partially offset by a $560,000, or 15% decrease from our TransAct Services Group (“TSG”) and an $88,000, or 4% decrease in our banking and point-of-sale market.  Overall, international sales increased $1,043,000, or 28%, largely due to higher international shipments of our casino and gaming printers.  During the first quarter of 2010, our printer sales volume increased 35% to 42,000 units compared to the first quarter of 2009.  This increase in unit volume was led by the casino and gaming market where our unit volume increased 48% from the prior year’s first quarter.  The average selling price of our printers decreased 3% as we sold more banking and legacy impact printers, which have higher average selling prices than our other printers, in the first quarter of 2009 compared to the first quarter of 2010.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased $88,000, or 4%.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2010		March 31, 2009		$	%
Domestic	$2,216	94.2%	$1,958	80.2%	$258	13.2%
International	137	5.8%	483	19.8%	(346)	(71.6%)
	$2,353	100.0%	$2,441	100.0%	$(88)	(3.6%)

Domestic banking and POS revenue increased to $2,216,000, representing a $258,000, or 13%, increase from the first quarter of 2009 primarily driven by a 71% increase in sales of our two printer products for McDonalds, the Ithaca® 8000 and Ithaca® 8040 in the first quarter of 2010 as compared to the first quarter of 2009.  We expect sales for McDonalds to continue to increase throughout 2010, and more significantly in the second half of 2010, as McDonalds rolls out their new POS system, which includes the grill initiative printer upgrades, to all of its U.S. stores.  Banking printer sales decreased 28% in the first quarter of 2010 compared to the first quarter of 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in the fourth quarter of 2009.  This decrease was somewhat offset by our first quarter of significant sales of our BANKjet® 2500 printers.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer shipments decreased $346,000, or 72%, to $137,000, due primarily to unusually high POS printer sales to our international distributors in Latin America and Mexico that occurred in the first quarter of 2009 that did not repeat in the first quarter of 2010.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming printers increased $2,104,000, or 43%, from the first quarter of 2009.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2010		March 31, 2009		$	%
Domestic	$2,641	37.9%	$1,940	39.9%	$701	36.1%
International	4,320	62.1%	2,917	60.1%	1,403	48.1%
	$6,961	100.0%	$4,857	100.0%	$2,104	43.3%

Domestic sales of our casino and gaming printers increased $701,000, or 36%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the first quarter of 2010 resulted from market share gains, as we believe the overall replacement cycle of slot machines was slightly higher in the first quarter of 2010 as compared to the first quarter of 2009.  Although we anticipate gradual improvement in the domestic slot machine replacement cycle during the remainder of 2010, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditure in 2010, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $1,403,000, or 48%, to $4,320,000 in the first quarter of 2010.  This increase was due primarily to a 98% increase in our thermal casino printer sales to our OEM and distributor customers in Canada, Europe and Australia.  The increase in sales to our customers in Canada and Europe was partially due to the first sales of slot machines into Italy, where the Italian government has recently approved gambling operators to install approximately 50,000 VLT games.  We expect the majority of these games to be installed over the next couple of years, with significant installations planned for the second half of 2010.  We anticipate our international casino and gaming sales to continue to increase during the remainder of 2010 as we expect to gain a substantial portion of the total Italian VLT opportunity as well as our new sales distribution agreement we signed with Hanco Technologies (“Hanco”) in April 2010.  Under the agreement, Hanco will sell our full line of casino and gaming printers to Latin American gaming equipment manufacturers.  In addition, Hanco will use its relationships with the casinos to help drive demand for our products in Argentina, Chile, Colombia, Costa Rica, Mexico, Panama and Peru.

Lottery:
Revenue from the lottery market includes sales of lottery printers to GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.  Sales of our lottery products increased $550,000, or 50%, from the first quarter of 2009, due to higher domestic sales of lottery printers to GTECH.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2010		March 31, 2009		$	%
Domestic	$1,656	100.0%	$1,002	90.6%	$654	65.3%
International	-	-	104	9.4%	(104)	(100.0%)
	$1,656	100.0%	$1,106	100.0%	$550	49.7%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $550,000, or 50%, in the first quarter of 2010 compared to 2009, with domestic sales increasing $654,000 and international sales decreasing $104,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH to increase beginning in the second quarter of 2010, and more substantially in the second half of 2010, compared to the first quarter of 2010.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG decreased $560,000, or 15%.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2010		March 31, 2009		$	%
Domestic	$2,982	92.1%	$3,632	95.6%	$(650)	(17.9%)
International	256	7.9%	166	4.4%	90	54.2%
	$3,238	100.0%	$3,798	100.0%	$(560)	(14.7%)

Domestic revenue from TSG decreased $650,000, or 18%, largely due to a decrease of 20% in sales of consumable products compared to the same period in 2009.  The decrease in consumable products sales was primarily due to lower sales of inkjet cartridges for a large banking customer resulting from purchases made during 2009 representing approximately two years worth of consumption based on their average annual consumption rate.  We expect sales of inkjet cartridges for this customer to continue to be lower in 2010 as compared to 2009.

Internationally, TSG revenue increased $90,000, or 54%, to $256,000, due primarily to increased sales of replacement parts.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$5,189	$4,126	25.8%	36.5%	33.8%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit increased $1,063,000, or 26%, to $5,189,000 and gross margin increased to 36.5% from 33.8%.  Both our gross profit and gross margin increased due to (1) a 16% increase in sales, (2) a more favorable sales mix as we sold more higher margin printer products and fewer lower margin consumable products in the first quarter of 2010 compared to the first quarter of 2009 and (3) lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$745	$694	7.3%	5.2%	5.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the first quarter of 2010 increased $51,000, or 7%, due primarily to an increase of $25,000 in employee compensation related expenses resulting largely from annual salary increases, as well as an increase of $21,000 in outside testing and pre-production expenses related to new product development projects compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,583	$1,398	13.2%	11.1%	11.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the first quarter of 2010 increased $185,000, or 13%, primarily due to $107,000 of higher employee compensation related expenses associated with increased headcount within the sales departments and higher sales commissions resulting from higher sales volume.  In addition, selling and marketing increased $67,000 due to increased travel expenses compared to the prior year period.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,879	$1,855	1.3%	13.2%	15.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $24,000, or 1%, due primarily to $80,000 in increased employee compensation related expenses, $119,000 in increased legal expenses related to business development and general corporate matters, and $28,000 in increased information technology expenses.  These increases were partially offset by a decrease of $98,000 in severance charges, a decrease of $65,000 in recruitment expenses, and a decrease of $56,000 in professional fee expenses.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$982	$179	448.6%	6.9%	1.5%

During the first quarter of 2010, we reported operating income of $982,000, or 7% of net sales, compared to operating income of $179,000, or 2% of net sales in the first quarter of 2009.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 16% increase in net sales as well as lower operating expenses as a percentage of net sales in the first quarter of 2010 compared to that of 2009.

Interest.  We recorded net interest income of $2,000 in the first quarter of 2010 compared to net interest expense of $15,000 in the first quarter of 2009.  The increase in interest is due to a higher average cash balance in the first quarter of 2010 compared to the first quarter of 2009.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first quarter of 2010 compared to the first quarter of 2009.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $6,000 in the first quarter of 2010 compared to $20,000 in the first quarter of 2009.  The decrease was primarily due a lower foreign currency transaction exchange gain recorded by our U.K. subsidiary  resulting from the strengthening of the U.S. dollar against the British pound in the first quarter of 2010 compared to the first quarter of 2009.

Income Taxes.  We recorded an income tax provision for the first quarter of 2010 of $361,000 at an effective tax rate of 36.5%, compared to an income tax provision during the first quarter of 2009 of $63,000 at an effective tax rate of 34.2%.  Our effective tax rate for the first quarter of 2010 was unusually high because it did not include any benefit from the federal research and development tax credit, which is normally included in our tax rate, as this credit expired at the end of 2009.  If this credit is not reinstated, we expect our annual effective tax rate for 2010 to be between 36% and 37%.

Net Income.  We reported net income during the first quarter of 2010 of $629,000, or $0.07 per diluted share, compared to $121,000 or $0.01 per diluted share, for the first quarter of 2009.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2010, our cash flows primarily reflected the results of higher sales volume and increased inventory investment.  Our cash balance increased $676,000, or 7%, from December 31, 2009 and we ended the first quarter of 2010 with $10,693,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operations of $801,000 in the first three months of 2010 as compared to our cash used in operations of $574,000 in the first three months of 2009:

During the first three months of 2010:
•	We reported net income of $629,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $570,000.
•	Accounts receivable decreased $837,000 due to the timing of sales during the quarter and improved collections.
•
Inventories increased $2,586,000 as we began to increase stocking levels of our supply of lower cost, fully-built printers from our contract manufacturer in China given our higher sales volume in the first quarter of 2010.  We expect our inventories to continue to increase in the second quarter of 2010 in anticipation of increased sales volume for the remainder of 2010.

•	Accounts payable increased $1,163,000 due to increased inventory purchases and the timing of payments during the quarter.
•	Accrued liabilities and other liabilities decreased $155,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2009 annual bonuses in March 2010.

During the first three months of 2009:
•	We reported net income of $121,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $605,000.
•	Accounts receivable decreased $1,828,000 due to lower sales in the first three months of 2009 compared to the fourth quarter of 2008.
•
Inventories increased $2,162,000 due to higher stocking levels resulting from initiatives to increasingly move production to China.  As we transitioned more of our printer production to China, we decided to temporarily increase our stocking levels as a cautionary measure to minimize any potential disruption to our customers.

•	Accounts payable increased $130,000 due to the timing of payments during the quarter.
•	Accrued liabilities and other liabilities decreased $913,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2008 annual bonuses in March 2009.

Investing activities:  Our capital expenditures were $209,000 and $108,000 in the first three months of 2010 and 2009, respectively.  Expenditures in 2010 included $99,000 for the purchase of new product tooling, $85,000 for the purchase of computer equipment, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2009 included $51,000 for the purchase of new product tooling, $35,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering and computer equipment.  Capital expenditures for 2010 are expected to be approximately $1,500,000 to $2,000,000, primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We generated $90,000 of cash from financing activities during the first three months of 2010 from proceeds from stock option exercises.  During the first three months of 2009, we generated $8,000 of cash from financing activities from proceeds from stock option exercises.

Working Capital
Our working capital increased to $21,543,000 at March 31, 2010 from $20,474,000 at December 31, 2009.  The increase in our working capital was largely due to an increase in our inventories and cash balance, partially offset by lower accounts receivable and higher accounts payable.  Our current ratio decreased slightly to 3.5 at March 31, 2010 compared to 3.7 at December 31, 2009.

Deferred Taxes
As of March 31, 2010, we had a net deferred tax asset of $2,913,000.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2010.  The following table lists the financial covenants and the performance measurements at March 31, 2010:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2010
Operating cash flow / Debt service	Total Minimum of 1.25 times	84.4 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of March 31, 2010, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at March 31, 2010.

Stock Repurchase Program
On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we were authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.  During the three months ended March 31, 2010, we made no repurchases of common stock and the program expired.  As of March 31, 2010, we have repurchased a total of 1,164,100 shares of common stock for $8,538,000, at an average price of $7.33 per share, since the inception of the Stock Repurchase Program.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2009.  We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2009.  There has been no material changes in our exposure to market risk during the three months ended March 31, 2010.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On March 25, 2005 our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, management was authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period, depending on market conditions, share price and other factors.

On November 1, 2007, our Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000.  In addition, the Board approved a two-year extension of the Stock Repurchase Program to March 31, 2010.

For the three months ended March 31, 2010, we made no repurchases of common stock and the program expired.  As of March 31, 2010, we have repurchased a total of 1,164,100 shares of common stock for $8,538,000, at an average price of $7.33 per share since the inception of the Stock Repurchase Program.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 11, 2010	Steven A. DeMartino
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ Christopher Galletta
Christopher Galletta
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