Form 10-Q
period 2010-08-09
TRANSACT TECHNOLOGIES INC
filed 2010-08-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2010
Common stock, $.01 par value	9,410,535

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$8,626	$10,017
Receivables, net	11,528	8,996
Inventories	11,588	5,952
Refundable income taxes	-	270
Deferred tax assets	2,240	2,240
Other current assets	401	521
Total current assets	34,383	27,996

Fixed assets, net	4,354	4,551
Goodwill	1,469	1,469
Deferred tax assets	673	669
Intangible and other assets, net of accumulated amortization of $432 and
$390, respectively	158	214
	6,654	6,903
Total assets	$41,037	$34,899

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$7,965	$5,052
Accrued liabilities	2,810	1,890
Deferred revenue	632	580
Total current liabilities	11,407	7,522

Deferred revenue, net of current portion	367	501
Deferred rent, net of current portion	405	385
Other liabilities	141	137
	913	1,023
Total liabilities	12,320	8,545

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at June 30,
2010 and December 31, 2009; 10,573,135 and 10,528,209 shares issued, respectively; 9,409,035 and 9,364,109 shares outstanding
at June 30, 2010 and December 31, 2009, respectively	105	105
Additional paid-in capital	22,417	21,820
Retained earnings	14,807	13,033
Accumulated other comprehensive loss, net of tax	(74)	(66)
Treasury stock, 1,164,100 shares, at cost	(8,538)	(8,538)
Total shareholders’ equity	28,717	26,354
Total liabilities and shareholders’ equity	$41,037	$34,899

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2010	2009	2010	2009

Net sales	$16,443	$14,236	$30,651	$26,438
Cost of sales	10,288	9,380	19,307	17,456

Gross profit	6,155	4,856	11,344	8,982

Operating expenses:
Engineering, design and product development	799	666	1,544	1,360
Selling and marketing	1,618	1,455	3,201	2,853
General and administrative	1,940	1,693	3,819	3,548
	4,357	3,814	8,564	7,761

Operating income	1,798	1,042	2,780	1,221
Interest and other income (expense):
Interest, net	6	(18)	8	(33)
Other, net	2	(50)	8	(30)
	8	(68)	16	(63)

Income before income taxes	1,806	974	2,796	1,158
Income taxes	661	325	1,022	388
Net income	$1,145	$649	$1,774	$770

Net income per common share:
Basic	$0.12	$0.07	$0.19	$0.08
Diluted	$0.12	$0.07	$0.19	$0.08

Shares used in per-share calculation:
Basic	9,394	9,284	9,371	9,271
Diluted	9,562	9,353	9,543	9,280

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$1,774	$770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	300	342
Incremental tax benefits from stock options exercised	(14)	-
Depreciation and amortization	791	909
Deferred income taxes	-	377
Gain on sale of fixed assets	(2)	-
Foreign currency transaction (gain) loss	(6)	31
Changes in operating assets and liabilities:
Receivables	(2,535)	(31)
Inventories	(5,635)	(501)
Refundable income taxes	270	-
Other current assets	119	(188)
Other assets	4	17
Accounts payable	2,914	(957)
Accrued liabilities and other liabilities	954	(556)
Net cash (used in) provided by operating activities	(1,066)	213

Cash flows from investing activities:
Purchases of fixed assets	(550)	(333)
Proceeds from sale of assets	10	-
Net cash used in investing activities	(540)	(333)

Cash flows from financing activities:
Proceeds from stock option exercises	206	46
Incremental tax benefits from stock options exercised	14	-
Net cash provided by financing activities	220	46

Effect of exchange rate changes on cash	(5)	8

Decrease in cash and cash equivalents	(1,391)	(66)
Cash and cash equivalents, beginning of period	10,017	2,000
Cash and cash equivalents, end of period	$8,626	$1,934

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements

Transfers of Financial Assets:  The FASB improved the relevance and comparability of information that a reporting entity provides in its financial statements about transfers of financial assets.  The provisions became applicable on January 1, 2010 and are applied to transfers of financial assets completed after December 31, 2009.  Currently these provisions do not have an impact on our consolidated financial statements since we do not have transfers of financial assets and we do not anticipate these provisions will have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements: In October 2009, the FASB established the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new guidance.

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

3. Inventories

The components of inventories are:

	June 30,	December 31,
(In thousands)	2010	2009
Raw materials and purchased component parts	$5,088	$4,466
Work-in-process	77	2
Finished goods	6,423	1,484
	$11,588	$5,952

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

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2010:

Six months ended
(In thousands)	June 30, 2010
Balance, beginning of period	$233
Accruals for warranties issued during the period	33
Changes in estimates	72
Settlements during the period	(114)
Balance, end of period	$224

The current portion of the accrued product warranty liability is included in accrued liabilities and the long-term portion of the accrued product warranty liability is included in other liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges

In 2009, due to an adverse economic climate, and in 2010, due to the completion of the move of a substantial portion of our printer production to a contract manufacturer in China, we initiated and completed certain restructuring programs to better utilize our workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to these employee reductions.  During the three and six months ended June 30, 2010, the Company recorded restructuring charges of $123,000 and $147,000, in accordance with FASB ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  These one-time termination benefit charges have been included within general and administrative expenses in the accompanying consolidated statements of income. The restructuring activity during the three and six months ended June 30, 2010 includes severance costs related to the termination of 15 and 16 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and six months ended June 30, 2010 and 2009 and is included in accrued liabilities in the accompanying consolidated balance sheets.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Accrual balance, beginning of period	$21	$107	$13	$18
Severance charges	123	24	147	146
Cash payments	(79)	(80)	(95)	(113)
Accrual balance, end of period	$65	$51	$65	$51

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income	$1,145	$649	$1,774	$770

Shares:
Basic: Weighted average common shares outstanding	9,394	9,284	9,371	9,271
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	168	69	172	9
Diluted: Weighted average common and common equivalent shares outstanding	9,562	9,353	9,543	9,280

Net income per common share:
Basic	$0.12	$0.07	$0.19	$0.08
Diluted	$0.12	$0.07	$0.19	$0.08

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended June 30, 2010 and 2009, there were 379,750 and 531,100, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2010 and 2009, there were 252,250 and 773,950, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

7. Comprehensive income

The following table summarizes our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Net income	$1,145	$649	$1,774	$770
Foreign currency translation adjustment	-	23	(8)	6
Total comprehensive income	$1,145	$672	$1,766	$776

8. Stockholders’ equity

Changes in stockholders’ equity for the six months ended June 30, 2010 were as follows (in thousands):

Balance at December 31, 2009	$26,354
Net income	1,774
Proceeds from issuance of shares from exercise of stock options	206
Issuance of deferred stock units	77
Tax benefit related to employee stock sales and vesting of restricted stock	14
Share-based compensation expense	300
Foreign currency translation adjustment	(8)
Balance at June 30, 2010	$28,717

We paid a portion of the 2009 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2010 and were fully vested at the time of grant.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Income taxes

We recorded an income tax provision for the second quarter of 2010 of $661,000 at an effective tax rate of 36.6%, compared to an income tax provision during the second quarter of 2009 of $325,000 at an effective tax rate of 33.4%. For the six months ended June 30, 2010, we recorded an income tax provision of $1,022,000 at an effective tax rate of 36.6%, compared to an income tax provision during the six months ended June 30, 2009 of $388,000 at an effective tax rate of 33.5%. Our effective tax rate for the second quarter of 2010 is higher than the second quarter of 2009 because it did not include any benefit from the federal research and development tax credit as this credit expired at the end of 2009.

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

As of June 30, 2010, we had $196,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  Within the next twelve months, we expect the total amount of unrecognized tax benefits to decrease due to the expiration of the statute of limitations on certain credits.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale, casino and gaming, and lottery. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and printer-related service, supplies and replacement parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2009.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2010.

Results of Operations: Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended June 30, 2010 and 2009 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Banking and point-of-sale	$3,964	24.1%	$5,517	38.7%	$(1,553)	(28.1%)
Casino and gaming	6,299	38.3%	3,459	24.3%	2,840	82.1%
Lottery	2,450	14.9%	1,960	13.8%	490	25.0%
TransAct Services Group	3,730	22.7%	3,300	23.2%	430	13.0%
	$16,443	100.0%	$14,236	100.0%	$2,207	15.5%

International *	$5,024	30.6%	$2,171	15.3%	$2,853	131.4%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2010 increased $2,207,000, or 16%, from the same period last year due primarily to higher printer sales into our casino and gaming (an increase of $2,840,000, or 82%) and lottery markets (an increase of $490,000, or 25%) as well as our TransAct Services Group (“TSG”) (an increase of $430,000, or 13%), partially offset by a $1,553,000, or 28%, decrease from our banking and point-of-sale market.  Overall, international sales increased $2,853,000, or 131%, largely due to higher international shipments of our casino and gaming printers.  During the second quarter of 2010, our printer sales volume increased 30% to 51,000 units compared to the second quarter of 2009.

This increase in unit volume was led by the casino and gaming market where our unit volume increased 99% from the prior year’s second quarter.  The average selling price of our printers decreased 10% for two reasons: (1) we sold more banking printers, which have higher average selling prices than our other printers, in the second quarter of 2009 compared to the second quarter of 2010 and (2) we experienced a lower average selling price of our casino printers in the second quarter of 2010 compared to the second quarter of 2009.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased $1,553,000, or 28%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$3,645	92.0%	$5,375	97.4%	$(1,730)	(32.2%)
International	319	8.0%	142	2.6%	177	124.6%
	$3,964	100.0%	$5,517	100.0%	$(1,553)	(28.1%)

Domestic banking and POS printer revenue decreased to $3,645,000, representing a $1,730,000, or 32%, decrease from the second quarter of 2009 primarily driven by an 89% decrease in sales of banking printers in the second quarter of 2010 compared to the second quarter of 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in the fourth quarter of 2009. This decrease was partially offset by our second consecutive quarter of increased year-over-year sales of our BANKjet® 2500 printer.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Domestic sales of our POS printers increased 38% primarily due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of an upgrade to its POS system in all its U.S. stores.  Since we completed all shipments of printers related to this customer’s upgrade project, we do not expect any future shipments to this customer beyond those made in the second quarter of 2010.  Our domestic POS printer sales also rose in the second quarter of 2010 due in part to an 11% increase in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds to continue to increase in the second half of 2010 as McDonalds accelerates the pace of the roll-out of its new POS system, which includes the grill initiative printer upgrades, to all of its U.S. stores.

International banking and POS printer revenue increased $177,000, or 125%, to $319,000, due primarily to higher POS printer sales to our international distributor in Mexico in the second quarter of 2010.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming printers increased $2,840,000, or 82%, from the second quarter of 2009.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$2,108	33.5%	$1,778	51.4%	$330	18.6%
International	4,191	66.5%	1,681	48.6%	2,510	149.3%
	$6,299	100.0%	$3,459	100.0%	$2,840	82.1%

Domestic sales of our casino and gaming printers increased $330,000, or 19%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the second quarter of 2010 resulted from market share gains, as we believe the overall replacement cycle of slot machines was relatively consistent in the second quarter of 2010 as compared to the second quarter of 2009.  We anticipate little to no improvement in the domestic slot machine replacement cycle during the remainder of 2010. As a result, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditure in 2010, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $2,510,000, or 149%, to $4,191,000 in the second quarter of 2010.  This increase was due primarily to a 996% increase in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe, somewhat offset by a 100% decrease in sales to our distributor in Australia.  The increase in sales to our customers in Canada and Europe was primarily due to the sales of gaming machines into Italy, where the Italian government has approved gambling operators to install approximately 50,000 VLT games.  We expect the majority of these games to be installed over the next couple of years, with significant installations planned for the second half of 2010.  We anticipate our international casino and gaming sales to continue to increase during the remainder of 2010 as we expect to gain a substantial portion of the total Italian VLT opportunity.

Lottery:
Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$2,248	91.8%	$1,735	88.5%	$513	29.6%
International	202	8.2%	225	11.5%	(23)	(10.2%)
	$2,450	100.0%	$1,960	100.0%	$490	25.0%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $490,000, or 25%, in the second quarter of 2010 compared to 2009, with domestic sales increasing $513,000 and international sales decreasing $23,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH to increase in the second half of 2010 compared to the first half of 2010.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG increased $430,000, or 13%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$3,418	91.6%	$3,177	96.3%	$241	7.6%
International	312	8.4%	123	3.7%	189	153.7%
	$3,730	100.0%	$3,300	100.0%	$430	13.0%

Domestic revenue from TSG increased $241,000, or 8%, largely due to an increase of 15% in sales of consumable products compared to the same period in 2009.  The increase in consumable products sales was primarily due to higher sales of inkjet cartridges to newly-acquired customers and to a large recurring customer whose sales fluctuate quarter-to-quarter.  Despite these increases, we expect sales of inkjet cartridges to be lower for the full year 2010 as compared to 2009 due to lower sales of inkjet cartridges for a large banking customer resulting from purchases made during 2009 representing approximately two years’ worth of consumption based on their average annual consumption rate.

Internationally, TSG revenue increased $189,000, or 154%, to $312,000, due primarily to increased sales of replacement parts.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$6,155	$4,856	26.8%	37.4%	34.1%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit increased $1,299,000, or 27%, to $6,155,000 and gross margin increased to 37.4% from 34.1%.  Both our gross profit and gross margin increased due to (1) a 16% increase in sales, (2) an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China and (3) a more favorable sales mix as we sold more higher margin casino printer products and fewer lower margin banking printers in the second quarter of 2010 compared to the second quarter of 2009.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$799	$666	20.0%	4.9%	4.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the second quarter of 2010 increased $133,000, or 20%, due primarily to an increase of $58,000 in employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation, an increase of $49,000 in outside testing and pre-production expenses related to new product development projects, as well as an increase of $16,000 in travel compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,618	$1,455	11.2%	9.8%	10.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the second quarter of 2010 increased $163,000, or 11%, primarily due to $86,000 increased travel related expenses compared to the prior year period. In addition, selling and marketing expenses increased $75,000 due to higher employee compensation related expenses associated with increased headcount within the sales departments and higher sales commissions resulting from higher sales volume.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,940	$1,693	14.6%	11.8%	11.9%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $247,000, or 15%, due primarily to $176,000 in increased employee compensation related expenses due largely to annual salary increases and higher incentive compensation and $100,000 in increased severance expenses.  These increases were partially offset by a $40,000 decrease in depreciation on general and administrative fixed assets during the second quarter of 2010 as compared to the second quarter of 2009.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,798	$1,042	72.6%	10.9%	7.3%

During the second quarter of 2010, we reported operating income of $1,798,000, or 10.9% of net sales, compared to operating income of $1,042,000, or 7.3% of net sales in the second quarter of 2009.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 16% increase in net sales as well as improved gross margin in the second quarter of 2010 compared to that of 2009.

Interest.  We recorded net interest income of $6,000 in the second quarter of 2010 compared to net interest expense of $18,000 in the second quarter of 2009.  The increase in net interest income is due to a higher average cash balance in the second quarter of 2010 compared to the second quarter of 2009.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the second quarter of 2010 compared to the second quarter of 2009.  See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded other income of $2,000 in the second quarter of 2010 compared to other expense of $50,000 in the second quarter of 2009.  The decrease was primarily due to foreign currency transaction exchange loss recorded by our U.K. subsidiary resulting from a 16% weakening of the U.S. dollar against the British pound during the second quarter of 2009 compared to a less than 1% change between the exchange rates of the U.S. dollar and the British pound during the second quarter of 2010.

Income Taxes.  We recorded an income tax provision for the second quarter of 2010 of $661,000 at an effective tax rate of 36.6%, compared to an income tax provision during the second quarter of 2009 of $325,000 at an effective tax rate of 33.4%.  Our effective tax rate for the second quarter of 2010 was higher because it did not include any benefit from the federal research and development tax credit, which is normally included in our tax rate, as this credit expired at the end of 2009.  If this credit is not reinstated, we expect our annual effective tax rate for 2010 to be between 36% and 37%.

Net Income.  We reported net income during the second quarter of 2010 of $1,145,000, or $0.12 per diluted share, compared to $649,000, or $0.07 per diluted share, for the second quarter of 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the six months ended June 30, 2010 and 2009 were as follows:

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Banking and point-of-sale	$6,317	20.6%	$7,958	30.1%	$(1,641)	(20.6%)
Casino and gaming	13,260	43.3%	8,316	31.5%	4,944	59.5%
Lottery	4,106	13.4%	3,066	11.6%	1,040	33.9%
TransAct Services Group	6,968	22.7%	7,098	26.8%	(130)	(1.8%)
	$30,651	100.0%	$26,438	100.0%	$4,213	15.9%

International *	$9,737	31.8%	$5,841	22.1%	$3,896	66.7%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2010 increased $4,213,000, or 16%, from the same period last year due primarily to higher printer sales into our casino and gaming (an increase of $4,944,000, or 60%) and lottery markets (an increase of $1,040,000, or 34%), partially offset by a $1,641,000, or 21%, decrease from our banking and point-of-sale market and a $130,000, or 2%, decrease from TSG.  Overall, international sales increased $3,896,000, or 67%, largely due to higher international shipments of our casino and gaming printers.  During the first half of 2010, our printer sales volume increased 32% to 92,000 units compared to the first half of 2009.  This increase in unit volume was led by the casino and gaming market where our unit volume increased 68% as compared to the first half of 2009.  The average selling price of our printers decreased 7% for two reasons: (1) we sold more banking printers, which have higher average selling prices than our other printers in the first half of 2009 compared to the first half of 2010 and (2) we experienced a lower average selling price of our casino printers in the first half of 2010 compared to the first half of 2009.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide decreased approximately $1,641,000, or 21%.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$5,861	92.8%	$7,333	92.1%	$(1,472)	(20.1%)
International	456	7.2%	625	7.9%	(169)	(27.0%)
	$6,317	100.0%	$7,958	100.0%	$(1,641)	(20.6%)

Domestic banking and POS printer revenue decreased to $5,861,000, representing a $1,472,000, or 20%, decrease from the first half of 2009 primarily driven by an 80% decrease in sales of banking printers in the first half of 2010 compared to the first half of 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in the fourth quarter of 2009. This decrease was somewhat offset by the first period of volume sales of our BANKjet® 2500 printer occurring in the first half of 2010.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Domestic sales of our POS printers increased 20% primarily due to the shipment of a large order of our Ithaca® 280 thermal receipt printer to an existing retail customer as part of an upgrade to its POS system in all its U.S. stores.  Since we completed all shipments of printers related to this customer’s upgrade project, we do not expect any future shipments to this customer beyond those made in the second quarter of 2010.  Our domestic POS printer sales also rose in the second half of 2010 due to a 29% increase in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds to continue to increase in the second half of 2010, as McDonalds accelerates the pace of the roll-out of its new POS system, which includes the grill initiative printer upgrades, to all of its U.S. stores.

International banking and POS printer revenue decreased $169,000, or 27%, to $456,000, due primarily to lower legacy impact printer sales to our international distributor in Latin America in the first half of 2010.

Casino and gaming:
Sales of our casino and gaming products increased $4,944,000, or 60%, from the first half of 2009.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$4,749	35.8%	$3,718	44.7%	$1,031	27.7%
International	8,511	64.2%	4,598	55.3%	3,913	85.1%
	$13,260	100.0%	$8,316	100.0%	$4,944	59.5%

Domestic sales of our casino and gaming printers increased $1,031,000, or 28%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the first half of 2010 resulted from market share gains, as we believe the overall replacement cycle of slot machines was relatively consistent in the first half of 2010 as compared to the first half of 2009.  We anticipate little to no improvement in the domestic slot machine replacement cycle during the remainder of 2010.  As a result, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditure in 2010, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $3,913,000, or 85%, to $8,511,000 in the first half of 2010.  This increase was due primarily to a 371% increase in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe, partially offset by a 36% decrease in sales to our distributor in Australia.  The increase in sales to our customers in Canada and Europe was primarily due to the sales of gaming machines into Italy, where the Italian government has approved gambling operators to install approximately 50,000 VLT games.  We expect the majority of these games to be installed over the next couple of years, with significant installations planned for the second half of 2010.  We anticipate our international casino and gaming sales to continue to increase during the remainder of 2010 as we expect to gain a substantial portion of the total Italian VLT opportunity.

Lottery:
Sales of our lottery products increased $1,040,000, or 34%, from the first half of 2009, due primarily to higher sales of lottery printers to GTECH domestically.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$3,904	95.1%	$2,737	89.3%	$1,167	42.6%
International	202	4.9%	329	10.7%	(127)	(38.6%)
	$4,106	100.0%	$3,066	100.0%	$1,040	33.9%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $1,040,000, or 34%, in the first half of 2010 compared to the first half of 2009, due to the timing of orders, with domestic sales increasing approximately $1,167,000 and international sales decreasing $127,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH to increase in the second half of 2010 compared to the first half of 2010.

TransAct Services Group:
Sales from TSG decreased $130,000, or 2%, from the first half of 2009.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2010		June 30, 2009		$	%
Domestic	$6,400	91.8%	$6,809	95.9%	$(409)	(6.0%)
International	568	8.2%	289	4.1%	279	96.5%
	$6,968	100.0%	$7,098	100.0%	$(130)	(1.8%)

Domestic revenue from TSG decreased $409,000, or 6%, largely due to a decrease of 28% in sales of replacement parts compared to the same period in 2009.  The decrease in replacement part sales was primarily due to lower demand for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.

Internationally, TSG revenue increased $279,000, or 97%, to $568,000, due primarily to increased sales of replacement parts.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Six months ended	$11,344	$8,982	26.3%	37.0%	34.0%

Gross profit increased $2,362,000, or 26%, to $11,344,000 and gross margin increased to 37.0% from 34.0%.  Both our gross profit and gross margin increased due to (1) a 16% increase in sales, (2) an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China and (3) a more favorable sales mix as we sold more higher margin casino printer products and fewer lower margin banking printers in the first half of 2010 compared to the first half of 2009.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales - 2009
Six months ended	$1,544	$1,360	13.5%	5.0%	5.2%

Engineering, design and product development expenses increased $184,000, or 14%, to $1,544,000 due primarily to higher employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation of $84,000, higher outside testing and pre-production expenses related to new product development of $70,000, and $17,000 higher travel costs compared to the first half of 2009.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Six months ended	$3,201	$2,853	12.2%	10.4%	10.8%

Selling and marketing expenses for the first half of 2010 increased $348,000, or 12%, due primarily to approximately $182,000 of higher employee compensation related expenses associated with increased headcount within the sales departments and higher sales commissions resulting from higher sales volume.  In addition, selling and marketing expenses increased $153,000 due to increased travel related expenses compared to the prior year period.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Six months ended	$3,819	$3,548	7.6%	12.5%	13.4%

General and administrative expenses increased $271,000, or 8%, due primarily to $256,000 in increased employee compensation related expenses due largely to annual salary increases and higher incentive compensation, as well as $110,000 in legal expenses related to business development.  These increases were largely offset by a reduction of $62,000 in recruitment expenses and lower professional fee expenses of approximately $61,000.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Six months ended	$2,780	$1,221	127.7%	9.1%	4.6%

During the first half of 2010, we reported operating income of $2,780,000, or 9.1% of net sales, compared to operating income of $1,221,000, or 4.6% of net sales in the first half of 2009.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 16% increase in net sales, improved gross margin, and lower operating expenses as a percentage of net sales in the first half of 2010 compared to that of 2009.

Interest.  We recorded net interest income of $8,000 in the first half of 2010 compared to net interest expense of $33,000 in the first half of 2009.  The increase in net interest income is due to a higher average cash balance in the first half of 2010 compared to the first half of 2009.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility

with TD Bank remained consistent in the first half of 2010 compared to the first half of 2009.   See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded other income of $8,000 in the first half of 2010 compared to other expense of $30,000 in the first half of 2009.  The decrease was primarily due to a foreign currency transaction exchange loss recorded by our U.K. subsidiary resulting from a 14% weakening of the U.S. dollar against the British pound in the first half of 2009, as compared to a foreign currency transaction gain in the first half of 2010 resulting from a 5% strengthening of the U.S. dollar against the British pound.

Income Taxes.  We recorded an income tax provision for the first half of 2010 of $1,022,000 at an effective tax rate of 36.6% compared to an income tax provision for the first half of 2009 of $388,000 at an effective tax rate of 33.5%.  Our effective tax rate for the first half of 2010 was unusually high because it did not include any benefits from the federal research and development tax credit, which is normally included in our tax rate, as this credit expired at the end of 2009.  If this credit is not reinstated, we expect our annual effective tax rate for 2010 to be between 36% and 37%.

Net Income.  We reported net income during the first half of 2010 of $1,774,000, or $0.19 per diluted share, compared to net income of $770,000, or $0.08 per diluted share, for the first half of 2009.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2010, our cash flows primarily reflected the results of higher sales volume and increased inventory investment.  Our cash balance decreased $1,391,000, or 14%, from December 31, 2009 and we ended the first half of 2010 with $8,626,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash used by operations of $1,066,000 in the first six months of 2010 as compared to our cash provided by operations of $213,000 in the first six months of 2009:

During the first six months of 2010:
•	We reported net income of $1,774,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,091,000.
•	Accounts receivable increased $2,535,000 due to higher sales volume and the timing of sales during the quarter.
•
Inventories increased $5,635,000 as we increased stocking levels of our supply of lower cost, fully-built printers from our contract manufacturer in China in anticipation of higher sales volume in the second half of 2010.  We expect our inventories to begin to decrease in the second half of 2010 as we ship our backlog of orders for the remainder of 2010.

•	Accounts payable increased $2,914,000 due to increased inventory purchases and the timing of payments during the quarter.
•	Accrued liabilities and other liabilities increased $954,000 due primarily to increased income taxes payable as well as higher incentive compensation and fringe benefit related accruals.

During the first six months of 2009:
•	We reported a net income of $770,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,251,000.
•
Inventories increased $501,000 due primarily to the decision in the first quarter of 2009 to maintain higher stocking levels of inventory as a cautionary measure to minimize any potential disruption to our customers as we transitioned more of our printer production to China.

•	Accounts payable decreased $957,000 due to the timing of payments and a reduction in inventory purchases as we depleted our current inventory in stock.
•	Accrued liabilities and other liabilities decreased $556,000 due primarily to lower payroll and fringe benefit related accruals based on the payment of 2008 annual bonuses in March 2009.

Investing activities:  Our capital expenditures were $550,000 and $333,000 in the first six months of 2010 and 2009, respectively.  Expenditures in 2010 included $322,000 for the purchase of new product tooling, $192,000 for the purchase of computer equipment and software, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2009 included approximately $121,000 for the purchase of new product tooling, approximately $137,000 for the purchase of computer, networking equipment, and software, and approximately $54,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment.  Capital expenditures for 2010 are expected to be approximately $1,000,000 to $1,500,000, primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We generated $220,000 of cash from financing activities during the first half of 2010 primarily from proceeds from stock option exercises compared to $46,000 of cash from financing activities from proceeds from stock option exercises during the first half of 2009.

Working Capital
Our working capital increased to $22,976,000 at June 30, 2010 from $20,474,000 at December 31, 2009.  The increase in our working capital was largely due to an increase in our inventories and receivables balances, partially offset by higher accounts payable and income taxes payable as well as lower cash and cash equivalents.  Our current ratio decreased to 3.0 at June 30, 2010 compared to 3.7 at December 31, 2009.  The decrease in the current ratio was largely due to higher accounts payable resulting from increased inventory purchases and an increase in income taxes payable resulting from a higher level of income before taxes, somewhat offset by higher accounts receivable and inventory levels.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2010.  The following table lists the financial covenants and the performance measurements at June 30, 2010:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2010
Operating cash flow / Debt service	Total Minimum of 1.25 times	94.2 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of June 30, 2010, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at June 30, 2010.

Stock Repurchase Program
On May 27, 2010, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.

During the three and six months ended June 30, 2010, we made no repurchases of our common stock.

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

Resource Sufficiency
We believe that our cash on hand, cash flows generated from operations, and borrowings available under the TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2009.  There has been no material changes in our exposure to market risk during the six months ended June 30, 2010.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2010, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, management was authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.

For the three months ended June 30, 2010, we made no repurchases of common stock.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 9, 2010	Steven A. DeMartino
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