Form 10-Q
period 2010-11-09
TRANSACT TECHNOLOGIES INC
filed 2010-11-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010
Common stock, $.01 par value	9,409,197

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$9,589	$10,017
Receivables, net	10,709	8,996
Inventories	10,937	5,952
Refundable income taxes	-	270
Deferred tax assets	1,546	2,240
Other current assets	514	521
Total current assets	33,295	27,996

Fixed assets, net	4,340	4,551
Goodwill	1,469	1,469
Deferred tax assets	731	669
Intangible and other assets, net of accumulated amortization of $454 and $390, respectively	136	214
	6,676	6,903
Total assets	$39,971	$34,899

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,163	$5,052
Accrued liabilities	2,682	1,890
Deferred revenue	507	580
Total current liabilities	9,352	7,522

Deferred revenue, net of current portion	320	501
Deferred rent, net of current portion	399	385
Other liabilities	92	137
	811	1,023
Total liabilities	10,163	8,545

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at September 30, 2010 and December 31, 2009; 10,587,635 and 10,528,209 shares issued, respectively; 9,401,197 and 9,364,109 shares outstanding at September 30, 2010 and December 31, 2009, respectively	105	105
Additional paid-in capital	22,624	21,820
Retained earnings	15,859	13,033
Accumulated other comprehensive loss, net of tax	(65)	(66)
Treasury stock, 1,186,438 and 1,164,100 shares at September 30, 2010 and December 31, 2009, respectively	(8,715)	(8,538)
Total shareholders’ equity	29,808	26,354
Total liabilities and shareholders’ equity	$39,971	$34,899

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2010	2009	2010	2009

Net sales	$16,369	$17,982	$47,020	$44,420
Cost of sales	10,812	12,457	30,119	29,913

Gross profit	5,557	5,525	16,901	14,507

Operating expenses:
Engineering, design and product development	717	683	2,261	2,043
Selling and marketing	1,540	1,434	4,741	4,287
General and administrative	1,669	1,614	5,488	5,162
	3,926	3,731	12,490	11,492

Operating income	1,631	1,794	4,411	3,015
Interest and other income (expense):
Interest, net	(21)	(15)	(13)	(48)
Other, net	(14)	2	(6)	(28)
	(35)	(13)	(19)	(76)

Income before income taxes	1,596	1,781	4,392	2,939
Income taxes	544	597	1,566	985
Net income	$1,052	$1,184	$2,826	$1,954

Net income per common share:
Basic	$0.11	$0.13	$0.30	$0.21
Diluted	$0.11	$0.13	$0.30	$0.21

Shares used in per-share calculation:
Basic	9,401	9,294	9,382	9,279
Diluted	9,595	9,418	9,576	9,326

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$2,826	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	434	494
Incremental tax benefits from stock options exercised	(32)	-
Depreciation and amortization	1,176	1,347
Deferred income taxes	631	734
Gain on sale of fixed assets	(2)	-
Foreign currency transaction loss	6	33
Changes in operating assets and liabilities:
Receivables	(1,713)	(2,294)
Inventories	(4,981)	3,506
Refundable income taxes	270	7
Other current assets	7	(194)
Other assets	1	28
Accounts payable	1,111	(1,205)
Accrued liabilities and other liabilities	612	(472)
Net cash provided by operating activities	346	3,938

Cash flows from investing activities:
Purchases of fixed assets	(896)	(478)
Proceeds from sale of assets	10	-
Net cash used in investing activities	(886)	(478)

Cash flows from financing activities:
Proceeds from stock option exercises	261	55
Incremental tax benefits from stock options exercised	32	-
Purchases of common stock for treasury	(177)	-
Net cash provided by financing activities	116	55

Effect of exchange rate changes on cash	(4)	(4)

Increase (decrease) in cash and cash equivalents	(428)	3,511
Cash and cash equivalents, beginning of period	10,017	2,000
Cash and cash equivalents, end of period	$9,589	$5,511

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

Fair Value Measurements:  In January 2010, the FASB issued new guidance that both expanded and clarified the disclosure requirements related to fair value measurements.  Entities are required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 of the fair value valuation hierarchy and describe the reasons for the transfers.  Additionally, entities are required to disclose and roll forward Level 3 activity on a gross basis rather than as one net number.  The new guidance also clarified that entities are required to provide fair value measurement disclosures for each class of assets and liabilities.  In addition, entities are required to provide disclosures about the valuation techniques and inputs used to measure fair value of assets and liabilities that fall within Level 2 or Level 3 of the fair value valuation hierarchy.  We adopted the new disclosures on January 1, 2010.

3. Inventories

The components of inventories are:

	September 30,	December 31,
(In thousands)	2010	2009
Raw materials and purchased component parts	$4,683	$4,466
Work-in-process	-	2
Finished goods	6,254	1,484
	$10,937	$5,952

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

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2010:

Nine months ended
(In thousands)	September 30, 2010
Balance, beginning of period	$233
Accruals for warranties issued during the period	60
Changes in estimates	126
Settlements during the period	(177)
Balance, end of period	$242

The current portion of the accrued product warranty liability is included in accrued liabilities and the long-term portion of the accrued product warranty liability is included in other liabilities in the accompanying condensed consolidated balance sheets.

5. Restructuring and other charges

In 2009, due to an adverse economic climate, and in 2010, due to the completion of the move of a substantial portion of our printer production to a contract manufacturer in China, we initiated and completed certain restructuring programs to better utilize our workforce. These restructuring activities reduced the number of employees and caused the Company to incur costs for employee termination benefits related to these employee reductions.  During the three and nine months ended September 30, 2010, we recorded restructuring charges of $7,000 and $154,000, in accordance with FASB ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  These one-time termination benefit charges have been included within general and administrative expenses in the accompanying condensed consolidated statements of income. The restructuring activity during the three and nine months ended September 30, 2010 includes severance costs related to the termination of 1 and 16 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2010 and 2009 and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Accrual balance, beginning of period	$65	$51	$13	$18
Severance charges	7	19	154	165
Cash payments	(72)	(52)	(167)	(165)
Accrual balance, end of period	$-	$18	$-	$18

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net income	$1,052	$1,184	$2,826	$1,954

Shares:
Basic: Weighted average common shares outstanding	9,401	9,294	9,382	9,279
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	194	124	194	47
Diluted: Weighted average common and common equivalent shares outstanding	9,595	9,418	9,576	9,326

Net income per common share:
Basic	$0.11	$0.13	$0.30	$0.21
Diluted	$0.11	$0.13	$0.30	$0.21

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended September 30, 2010 and 2009, there were 372,750 and 508,000, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2010 and 2009, there were 372,750 and 531,100, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

7. Comprehensive income

The following table summarizes our comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Net income	$1,052	$1,184	$2,826	$1,954
Foreign currency translation adjustment	9	(4)	1	2
Total comprehensive income	$1,061	$1,180	$2,827	$1,956

8. Stockholders’ equity

Changes in stockholders’ equity for the nine months ended September 30, 2010 were as follows (in thousands):

Balance at December 31, 2009	$26,354
Net income	2,826
Proceeds from issuance of shares from exercise of stock options	261
Issuance of deferred stock units	77
Tax benefit related to employee stock sales and vesting of restricted stock	32
Share-based compensation expense	434
Purchases of common stock for treasury	(177)
Foreign currency translation adjustment	1
Balance at September 30, 2010	$29,808

We paid a portion of the 2009 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2010 and were fully vested at the time of grant.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Income taxes

We recorded an income tax provision for the third quarter of 2010 of $544,000 at an effective tax rate of 34.1%, compared to an income tax provision during the third quarter of 2009 of $597,000 at an effective tax rate of 33.5%. For the nine months ended September 30, 2010, we recorded an income tax provision of $1,566,000 at an effective tax rate of 35.7%, compared to an income tax provision during the nine months ended September 30, 2009 of $985,000 at an effective tax rate of 33.5%.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax audit matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2009 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements.  No federal, state or foreign tax jurisdictions are currently under examination.

As of September 30, 2010, we had $142,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  The decrease in our total gross unrecognized tax benefits is attributable to the release of uncertain income tax positions during the period ended September 30, 2010.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2009.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2010.

Results of Operations: Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Banking and point-of-sale	$5,046	30.8%	$5,822	32.4%	$(776)	(13.3%)
Casino and gaming	5,048	30.8%	4,726	26.3%	322	6.8%
Lottery	2,318	14.2%	3,335	18.5%	(1,017)	(30.5%)
TransAct Services Group	3,957	24.2%	4,099	22.8%	(142)	(3.5%)
	$16,369	100.0%	$17,982	100.0%	$(1,613)	(9.0%)

International *	$3,704	22.6%	$3,209	17.8%	$495	15.4%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2010 decreased $1,613,000, or 9%, from the same period last year due primarily to lower printer sales into our lottery (a decrease of $1,017,000, or 31%) and banking and point-of-sale markets (a decrease of $776,000, or 13%) as well as lower sales from our TransAct Services Group (“TSG”) (a decrease of $142,000, or 3%), partially offset by a $322,000, or 7%, increase from our casino and gaming market.  Overall, international sales increased $495,000, or 15%, largely due to higher international shipments of our casino and gaming printers.  During the third quarter of 2010, our printer sales volume decreased 1% compared to the third quarter of 2009.  The average selling price of our printers decreased 10% for two reasons: (1) we sold more banking printers, which have higher average selling prices than our other printers, in the third quarter of 2009 compared to the third quarter of 2010 and (2) we sold more thermal POS printers, which have lower average selling prices than our other printers, in the third quarter of 2010 compared to the third quarter of 2009.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of thermal, inkjet and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased $776,000, or 13%.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$4,914	97.4%	$5,590	96.0%	$(676)	(12.1%)
International	132	2.6%	232	4.0%	(100)	(43.1%)
	$5,046	100.0%	$5,822	100.0%	$(776)	(13.3%)

Domestic banking and POS printer revenue decreased to $4,914,000, representing a $676,000, or 12%, decrease from the third quarter of 2009 primarily driven by an 83% decrease in sales of banking printers in the third quarter of 2010 compared to the third quarter of 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in the fourth quarter of 2009. This decrease was partially offset by our third consecutive quarter of increased year-over-year sales of our BANKjet® 2500 printer.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Domestic sales of our POS printers increased 113% in the third quarter of 2010 primarily due to a 306% increase in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds in the fourth quarter of 2010 to remain consistent with those of the third quarter of 2010 as McDonalds continues the roll-out of its new POS system, which includes the grill initiative printer upgrades, to all of its U.S. stores.

International banking and POS printer revenue decreased $100,000, or 43%, to $132,000, due primarily to lower legacy impact printer sales to our international distributors in Latin America and Mexico in the third quarter of 2010.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines at non-casino gaming establishments such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), and Fixed Odds Betting Terminals (“FOBT”).  Sales of our casino and gaming printers increased $322,000, or 7%, from the third quarter of 2009.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$1,886	37.4%	$2,112	44.7%	$(226)	(10.7%)
International	3,162	62.6%	2,614	55.3%	548	21.0%
	$5,048	100.0%	$4,726	100.0%	$322	6.8%

Domestic sales of our casino and gaming printers decreased $226,000, or 11%.  We believe that our decreased casino printer sales during the third quarter of 2010 resulted from the overall replacement cycle of slot machines being lower in the third quarter of 2010 as compared to the third quarter of 2009.  We anticipate little to no improvement in the domestic slot machine replacement cycle during the remainder of 2010. We believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2010, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $548,000, or 21%, to $3,162,000 in the third quarter of 2010.  This increase was due primarily to sales of our off-premise gaming printer to a new customer for use in gaming machines in the U.K.

Lottery:
Revenue from the lottery market includes sales of lottery printers to Lottomatica’s GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$2,200	94.9%	$3,231	96.9%	$(1,031)	(31.9%)
International	118	5.1%	104	3.1%	14	13.5%
	$2,318	100.0%	$3,335	100.0%	$(1,017)	(30.5%)

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $1,017,000, or 31%, in the third quarter of 2010 compared to the third quarter of 2009, with domestic sales decreasing $1,031,000 and international sales increasing $14,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH to decrease in the fourth quarter of 2010 compared to the third quarter of 2010.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG decreased $142,000, or 3%.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$3,665	92.6%	$3,840	93.7%	$(175)	(4.6%)
International	292	7.4%	259	6.3%	33	12.7%
	$3,957	100.0%	$4,099	100.0%	$(142)	(3.5%)

Domestic revenue from TSG decreased $175,000, or 5%, largely due to a decrease of 6% in sales of consumable products compared to the same period in 2009.  The decrease in consumable products sales was primarily due to lower sales of inkjet cartridges resulting from a significant stocking order from a large recurring customer in the third quarter of 2009 that did not repeat to the same extent in the third quarter of 2010, largely offset by higher sales of inkjet cartridges to newly acquired customers.

Internationally, TSG revenue increased $33,000, or 13%, to $292,000, due primarily to increased sales of consumables as well as higher service revenue.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$5,557	$5,525	0.6%	33.9%	30.7%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit increased $32,000, or less than 1%, to $5,557,000 and gross margin increased to 33.9% from 30.7%.  Both our gross profit and gross margin increased due to (1) an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China and (2) a more favorable sales mix as we sold fewer lower margin banking and lottery printers in the third quarter of 2010 compared to the third quarter of 2009.  Our gross margin for the third quarter of 2009 was adversely impacted by higher material and labor costs as we depleted a substantial portion of our higher cost domestic inventory in preparation for the completion of our production transfer to China.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$717	$683	5.0%	4.4%	3.8%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the third quarter of 2010 increased $34,000, or 5%, due primarily to an increase of $13,000 in employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation and an increase of $22,000 in outside testing and pre-production expenses related to new product development projects compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,540	$1,434	7.4%	9.4%	8.0%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the third quarter of 2010 increased $106,000, or 7%, primarily due to $85,000 of increased travel related expenses and $27,000 of increased demonstration printer expenses compared to the prior year period. These increases were partially offset by a $28,000 decrease in employee compensation related expenses associated with the departure of our SVP, TSG in June 2010 as well as lower sales commissions resulting from lower sales volume.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,669	$1,614	3.4%	10.2%	8.9%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $55,000, or 3%, due primarily to an increase of $64,000 in certain state and local taxes, $36,000 in recruitment expenses for replacement staff, and $26,000 in employee compensation related expenses due largely to annual salary increases and higher incentive compensation.  These increases were partially offset by decreases of $35,000 in professional expenses, $18,000 in legal expenses related to business development, and $16,000 in information technology hardware and software maintenance expenses during the third quarter of 2010 as compared to the third quarter of 2009.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Three months ended	$1,631	$1,794	(9.1%)	10.0%	10.0%

During the third quarter of 2010, we reported operating income of $1,631,000, or 10.0% of net sales, compared to operating income of $1,794,000, or 10.0% of net sales in the third quarter of 2009.  The decrease in our operating income was primarily due to higher operating expenses in the third quarter of 2010 compared to that of 2009.  However, despite a 9% decline in our sales, our operating margin remained consistent at 10.0% of net sales due to an increase in our gross margin in the third quarter of 2010 as compared to the third quarter of 2009.

Interest.  We recorded net interest expense of $21,000 in the third quarter of 2010 compared to net interest expense of $15,000 in the third quarter of 2009.  Interest expense for the third quarter of 2010 includes $24,000 of interest expense related to certain prior years’ state and local tax liabilities partially offset by higher interest income due to our cash balance being higher in the third quarter of 2010 compared to the third quarter of 2009.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the third quarter of 2010 compared to the third quarter of 2009.  See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded other expense of $14,000 in the third quarter of 2010 compared to other income of $2,000 in the third quarter of 2009.  The decrease was primarily due to foreign currency transaction exchange loss recorded by our U.K. subsidiary resulting from a 4% strengthening of the U.S. dollar against the British pound during the third quarter of 2009 compared to a 5% weakening of the U.S. dollar against the British pound during the third quarter of 2010.

Income Taxes.  We recorded an income tax provision for the third quarter of 2010 of $544,000 at an effective tax rate of 34.1%, compared to an income tax provision during the third quarter of 2009 of $597,000 at an effective tax rate of 33.5%.  Our effective tax rate for the third quarter of 2010 was higher because it did not include any benefit from the federal research and development tax credit, which is normally included in our tax rate, as this credit expired at the end of 2009.  If this credit is not reinstated, we expect our annual effective tax rate for 2010 to be between 35% and 36%.  In addition, our effective tax rate for the third quarter of 2010 was favorably impacted by the recognition of $38,000 of certain discrete tax benefits.

Net Income.  We reported net income during the third quarter of 2010 of $1,052,000, or $0.11 per diluted share, compared to $1,184,000, or $0.13 per diluted share, for the third quarter of 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Banking and point-of-sale	$11,363	24.2%	$13,780	31.0%	$(2,417)	(17.5%)
Casino and gaming	18,308	38.9%	13,042	29.4%	5,266	40.4%
Lottery	6,424	13.7%	6,401	14.4%	23	0.4%
TransAct Services Group	10,925	23.2%	11,197	25.2%	(272)	(2.4%)
	$47,020	100.0%	$44,420	100.0%	$2,600	5.9%

International *	$13,441	28.6%	$9,050	20.4%	$4,391	48.5%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2010 increased $2,600,000, or 6%, from the same period last year due primarily to higher printer sales into our casino and gaming (an increase of $5,266,000, or 40%) and lottery markets (an increase of $23,000, or less than 1%), partially offset by a $2,417,000, or 18%, decrease from our banking and point-of-sale market and a $272,000, or 2%, decrease from TSG.  Overall, international sales increased $4,391,000, or 49%, largely due to higher international shipments of our casino and gaming printers.  During the first nine months of 2010, our printer sales volume increased 18% to 143,000 units compared to 121,000 units in the first nine months of 2009.  This increase in unit volume was led by the casino and gaming market where our unit volume increased 47% as compared to the first nine months of 2009.  The average selling price of our printers decreased 8% for two reasons: (1) we sold more banking printers, which have higher average selling prices than our other printers in the first nine months of 2009 compared to the first nine months of 2010 and (2) we experienced a lower average selling price of our casino printers due primarily to an unfavorable customer mix in the first nine months of 2010 compared to the first nine months of 2009.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide decreased approximately $2,417,000, or 18%.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$10,775	94.8%	$12,923	93.8%	$(2,148)	(16.6%)
International	588	5.2%	857	6.2%	(269)	(31.4%)
	$11,363	100.0%	$13,780	100.0%	$(2,417)	(17.5%)

Domestic banking and POS printer revenue decreased to $10,775,000, representing a $2,148,000, or 17%, decrease from the first nine months of 2009 primarily driven by an 82% decrease in sales of banking printers in the first nine months of 2010 compared to the first nine months of 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in the fourth quarter of 2009. This decrease was somewhat offset by the first period of volume sales of our BANKjet® 2500 printer occurring in the first nine months of 2010.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Domestic sales of our POS printers increased 61% primarily due to a 104% increase in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds in the fourth quarter of 2010 to remain consistent with those of the third quarter of 2010, as McDonalds continues the pace of the roll-out of its new POS system, which includes the grill initiative printer upgrades, to all of its U.S. stores.

International banking and POS printer revenue decreased $269,000, or 31%, to $588,000, due primarily to lower legacy impact printer sales to our international distributor in Latin America in the first nine months of 2010.

Casino and gaming:
Sales of our casino and gaming products increased $5,266,000, or 40%, from the first nine months of 2009.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$6,635	36.2%	$5,830	44.7%	$805	13.8%
International	11,673	63.8%	7,212	55.3%	4,461	61.9%
	$18,308	100.0%	$13,042	100.0%	$5,266	40.4%

Domestic sales of our casino and gaming printers increased $805,000, or 14%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the first nine months of 2010 resulted from market share gains, as we believe the overall replacement cycle of slot machines was lower in the first nine months of 2010 as compared to the first nine months of 2009.  We anticipate little to no improvement in the domestic slot machine replacement cycle during the remainder of 2010.  We believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2010, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $4,461,000, or 62%, to $11,673,000 in the first nine months of 2010.  This increase was due primarily to a 237% increase in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe, partially offset by a 27% decrease in casino printer sales to our distributor in Australia.  The increase in sales to our customers in Canada and Europe was primarily due to the sales of gaming machines into Italy, where the Italian government has approved gambling operators to install approximately 50,000 VLT games.  We expect the majority of these games to be installed over the next couple of years, with significant installations planned for 2011.  In addition, sales for the first nine months of 2010 included sales of our off-premise gaming printers to a new customer for use in gaming machines in the U.K.

Lottery:
Sales of our lottery products increased $23,000, or less than 1%, from the first nine months of 2009, due primarily to higher sales of lottery printers to GTECH domestically.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$6,104	95.0%	$5,968	93.2%	$136	2.3%
International	320	5.0%	433	6.8%	(113)	(26.1%)
	$6,424	100.0%	$6,401	100.0%	$23	0.4%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $23,000, or less than 1%, in the first nine months of 2010 compared to the first nine months of 2009, due to the timing of orders, with domestic sales increasing $136,000 and international sales decreasing $113,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH to decrease in the fourth quarter of 2010 compared to the third quarter of 2010.

TransAct Services Group:
Sales from TSG decreased $272,000, or 2%, from the first nine months of 2009.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2010		September 30, 2009		$	%
Domestic	$10,065	92.1%	$10,649	95.1%	$(584)	(5.5%)
International	860	7.9%	548	4.9%	312	56.9%
	$10,925	100.0%	$11,197	100.0%	$(272)	(2.4%)

Domestic revenue from TSG decreased $584,000, or 6%, largely due to a decrease of 21% in sales of replacement parts and a 5% decrease in consumable products compared to the same period in 2009.  The decrease in replacement part sales was primarily due to lower demand for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.  The decrease in consumable products sales was primarily due to a significant stocking order for inkjet cartridges from a large recurring customer in the first nine months of 2009 that did not repeat to the same extent in the first nine months of 2010, largely offset by higher sales of inkjet cartridges to newly acquired customers.

Internationally, TSG revenue increased $312,000, or 57%, to $860,000, due primarily to increased sales of replacement parts and printer accessories.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Nine months ended	$16,901	$14,507	16.5%	35.9%	32.7%

Gross profit increased $2,394,000, or 17%, to $16,901,000 and gross margin increased to 35.9% from 32.7%.  Both our gross profit and gross margin increased due to (1) a 6% increase in sales, (2) an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China and (3) a more favorable sales mix as we sold more higher margin casino printer products and fewer lower margin banking printers in the first nine months of 2010 compared to the first nine months of 2009.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales - 2009
Nine months ended	$2,261	$2,043	10.7%	4.8%	4.6%

Engineering, design and product development expenses increased $218,000, or 11%, to $2,261,000 due primarily to higher employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation of $96,000, higher outside testing and pre-production expenses related to new product development of $93,000, and $21,000 higher consulting costs compared to the first nine months of 2009.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Nine months ended	$4,741	$4,287	10.6%	10.1%	9.7%

Selling and marketing expenses for the first nine months of 2010 increased $454,000, or 11%, due primarily to approximately $154,000 of higher employee compensation related expenses associated with increased headcount within the sales departments and higher sales commissions resulting from higher sales volume, $238,000 of increased travel related expenses, $50,000 of increased tradeshow expenses, and $28,000 of higher demonstration printer expenses.  These increases were somewhat offset by $18,000 decrease in marketing consulting expenses compared to the prior year period.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Nine months ended	$5,488	$5,162	6.3%	11.7%	11.6%

General and administrative expenses increased $326,000, or 6%, due primarily to $282,000 in increased employee compensation related expenses due largely to annual salary increases and higher incentive compensation, as well as $92,000 of higher legal expenses related to business development and an increase of $90,000 in certain state and local taxes.  These increases were largely offset by a reduction of professional fee expenses of $95,000 and a reduction of depreciation expense of $47,000.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales - 2009
Nine months ended	$4,411	$3,015	46.3%	9.4%	6.8%

During the first nine months of 2010, we reported operating income of $4,411,000, or 9.4% of net sales, compared to operating income of $3,015,000, or 6.8% of net sales in the first nine months of 2009.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 6% increase in net sales and improved gross margin in the first nine months of 2010 compared to that of 2009.

Interest.  We recorded net interest expense of $13,000 in the first nine months of 2010 compared to net interest expense of $48,000 in the first nine months of 2009.  The decrease in net interest expense is due to increased interest income earned on a higher average cash balance in the first nine months of 2010 compared to the first nine months of 2009, partially offset by $24,000 of interest expense incurred in the third quarter of 2010 related to certain prior years’ state and local tax liabilities.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first nine months of 2010 compared to the first nine months of 2009.   See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded other expense of $6,000 in the first nine months of 2010 compared to other expense of $28,000 in the first nine months of 2009.  The decrease was primarily due to a foreign currency transaction exchange loss recorded by our U.K. subsidiary resulting from a 10% weakening of the U.S. dollar against the British pound in the first nine months of 2009, as compared to a foreign currency transaction gain in the first nine months of 2010 resulting from a 1% strengthening of the U.S. dollar against the British pound.

Income Taxes.  We recorded an income tax provision for the first nine months of 2010 of $1,566,000 at an effective tax rate of 35.7% compared to an income tax provision for the first nine months of 2009 of $985,000 at an effective tax rate of 33.5%.  Our effective tax rate for the first nine months of 2010 was higher because it did not include any benefits from the federal research and development tax credit, which is normally included in our tax rate, as this credit expired at the end of 2009.  If this credit is not reinstated, we expect our annual effective tax rate for 2010 to be between 35% and 36%.

Net Income.  We reported net income during the first nine months of 2010 of $2,826,000, or $0.30 per diluted share, compared to net income of $1,954,000, or $0.21 per diluted share, for the first nine months of 2009.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2010, our cash flows primarily reflected higher sales volume, resulting in higher accounts receivable balances and increased inventory investment.  Our cash balance decreased $428,000, or 4%, from December 31, 2009 and we ended the first nine months of 2010 with $9,589,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our net cash provided by operations of $346,000 in the first nine months of 2010 as compared to our net cash provided by operations of $3,938,000 in the first nine months of 2009:

During the first nine months of 2010:
•	We reported net income of $2,826,000.
•	We recorded non-cash deferred income tax expense of $631,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,610,000.
•	Accounts receivable increased $1,713,000 due to higher sales volume and the timing of sales during the year.
•
Inventories increased $4,981,000 as we increased stocking levels of our supply of lower cost, fully-built printers from our contract manufacturer in China in the first half of 2010.  We expect our inventories to decline in the fourth quarter of 2010 as we reduce our inventory purchases and ship our backlog of orders for the remainder of 2010.

•	Accounts payable increased $1,111,000 due to the timing of payments during the quarter ended September 30, 2010.
•
Accrued liabilities and other liabilities increased $612,000 due primarily to higher incentive compensation and fringe benefit related accruals as well as increased income taxes payable resulting from a higher level of income before taxes.

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

Investing activities:  Our capital expenditures were $896,000 and $478,000 in the first nine months of 2010 and 2009, respectively.  Expenditures in 2010 included $615,000 for the purchase of new product tooling, $230,000 for the purchase of computer equipment and software, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2009 included approximately $224,000 for the purchase of new product tooling, approximately $170,000 for the purchase of computer, networking equipment, and software, approximately $56,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment.  Capital expenditures for 2010 are expected to be approximately $1,100,000 to $1,300,000, primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We generated $116,000 of net cash from financing activities during the first nine months of 2010 primarily from proceeds from stock option exercises of $261,000 offset by the repurchase of $177,000 of Company stock compared to $55,000 of net cash generated from financing activities from proceeds from stock option exercises during the first nine months of 2009.

Working Capital
Our working capital increased to $23,943,000 at September 30, 2010 from $20,474,000 at December 31, 2009.  The increase in our working capital was largely due to an increase in our inventories and receivables balances, partially offset by higher accounts payable and accrued liabilities as well as lower cash and cash equivalents.  Our current ratio decreased slightly to 3.6 at September 30, 2010 compared to 3.7 at December 31, 2009.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2010.  The following table lists the financial covenants and the performance measurements at September 30, 2010:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2010
Operating cash flow / Debt service	Total Minimum of 1.25 times	67.0 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of September 30, 2010, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at September 30, 2010.

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

During the three and nine months ended September 30, 2010, we repurchased 22,338 shares of our common stock for $177,000 at an average price per share of $7.95.  As of September 30, 2010, approximately $9,823,000 remains authorized for future repurchases under this program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2009.  There has been no material changes in our exposure to market risk during the nine months ended September 30, 2010.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and nine months ended September 30, 2010, we repurchased 22,338 shares of our common stock for $177,000 at an average price per share of $7.95.  As of September 30, 2010, approximately $9,823,000 remains authorized for future repurchases under this program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
July 1, 2010 – July 31, 2010	-	$-	-	$10,000,000
August 1, 2010 – August 31, 2010	17,838	7.94	17,838	$9,859,000
September 1, 2010 – September 30, 2010	4,500	7.98	4,500	$9,823,000
Total	22,338	$7.95	22,338

Item 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 9, 2010	Steven A. DeMartino
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