Form 10-K
period 2010-12-31
TRANSACT TECHNOLOGIES INC
filed 2011-03-18
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $64,400,000 based on the last sale price on June 30, 2010.

As of February 28, 2011, the registrant had outstanding 9,442,043 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the TransAct Technologies Incorporated Proxy Statement to be filed with the Securities and Exchange Commission (SEC) within 120 days after the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops, assembles, markets and services world-class transaction-based printers under the Epic and Ithaca® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents.  We focus on the following core markets: banking and point-of-sale (“POS”), casino and gaming, and lottery.  We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, Latin America, the Caribbean Islands and the South Pacific.  Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We have one primary operating facility and eastern region service center located in Ithaca, NY, our printer sales headquarters and western region service center in Las Vegas, NV, a printhead manufacturing and repair center located in New Britain, CT, a European sales and service center in the United Kingdom, a sales office located in Macau and two other sales offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and marketing of transaction-based printers and printer-related service, supplies and spare parts.

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

Banking and POS:  Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology.  Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force.

Lottery:  We supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to GTECH and managed by an internal sales representative.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming establishments worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that allows casinos to print coupons and promotions.  In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Video lottery terminals (“VLT”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through regional distributors (four in the United States and Asia, one in Europe and Africa, two in Latin America and one in Australia).  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributors.

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

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturer, purchases of component parts have declined while purchases of fully-assembled printers produced by our contract manufacturer have increased.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturer, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2011 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with the HP inkjet cartridge are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains strong and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be any less favorable than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

Patents and Proprietary Information
We have significantly expanded our patent portfolio since 2002, and expect to continue to do so in the future.  We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future.  We hold 25 United States and 26 foreign patents and have 14 United States and 28 foreign patent applications pending pertaining to our products.  The duration of these patents range from 7 to 15 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Certain Customers
GTECH is our most significant customer.  We currently have an ongoing OEM purchase agreement, as amended in February 2006 (the “GTECH Thermal Printer Agreement”) with GTECH that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012.  In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH New Thermal Printer Agreement”).  Under the terms of the new agreement, we will provide GTECH with their next generation thermal lottery printers for various lottery applications.  The terms of the new agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH.  The exclusivity period will extend for four years from the start of production of the new printer, which began in January 2011.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2010	2009	2008
GTECH	12%	19%	28%
Customer A	14%	10%	*
Customer B	*	12%	*

* Customers represented less than 10% of total net sales

Backlog
Our backlog of firm orders was approximately $12,764,000 as of February 28, 2011, compared to $6,976,000 as of February 26, 2010.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2011.

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

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreements with GTECH.  We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $3,000,000, $2,788,000 and $2,942,000 in 2010, 2009 and 2008, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all material software costs are capitalized within Intangible and other assets in our consolidated balance sheet until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We have determined that technological feasibility for our software products is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of revenue over the estimated life of the product.  During 2010 we began the development of a new software product that enables casino customers to print coupons and promotions at the slot machine.  As of December 31, 2010, we have capitalized $130,000 of developments costs for such software; there has been no amortization of capitalized software development costs.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of February 28, 2011, TransAct and our subsidiaries employed 124 persons, of whom 123 were full-time and one was a temporary employee.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 16 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks attendant to our foreign operations are described in Item 1A below.

Available Information
We make available free of charge through our internet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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

General economic conditions and the related deterioration in the global business environment could have a material adverse effect on our business, operating results and financial condition.
Global consumer confidence has eroded amidst concerns over, among other things, declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in numerous countries, including many of those in North America, Europe and Asia, where the Company does substantially all of its business. As these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

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
As part of our business strategy, we intend to pursue a growth strategy.  Assuming this growth occurs, it will require the expansion of distribution relationships in international markets, the successful development and marketing of new products for our existing and new markets, expanded customer service and support, and the continued implementation and improvement of our operational, financial and management information systems.

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

However, to the extent we rely on a third-party service provider for manufacturing services, we may incur increased business continuity risks.  We will no longer be able to exercise control over the assembly of certain of our printers or any related operations or processes, including the internal controls associated with operations and processes conducted and the quality of our products assembled by the contract manufacturer.  If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected.

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

We face risks associated with manufacturing forecasts.
If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower net sales. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our product order history to help determine our requirements for components and materials. It is very important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time. If we underestimate our requirements, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and net sales. If we overestimate our requirements, we could have excess inventory of parts. In addition, delays in the manufacturing of our products could cause us to lose orders or customers.

Our revenue and profitability depend on our ability to continue to develop, on a timely basis, new technologies which are free from hardware or software anomalies and cannot be fraudulently manipulated:
The success of a newly introduced technology, such as printing coupons and promotions at the slot machine using our EPICENTRAL™ Print System, is dependent on our casino customers' acceptance of such technology.  While we have designed our EPICENTRAL™ Print System to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

Our success depends upon our ability to adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation.  If we cannot efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

We depend on key personnel, the loss of which could materially impact our business.
Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either Bart C. Shuldman, the Company's Chairman of the Board and Chief Executive Officer, or Steven A. DeMartino, the Company’s President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

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
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2010, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 19,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  If any analyst were to discontinue coverage of our common stock, our trading volume may be further reduced.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our corporate headquarters is currently located in Hamden, CT.  Our global engineering, assembly and eastern region service facility is located in Ithaca, NY.  We also maintain a facility in Las Vegas, NV that serves as our global printer sales headquarters and western region service center.  In addition, we maintain an impact printhead manufacturing and repair facility in New Britain, CT. We believe that our facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Our principal facilities as of December 31, 2010 are listed below:

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Research, design, assembly and service facility	73,900	Leased	June 30, 2012
Las Vegas, Nevada	Service center and printer sales headquarters	13,700	Leased	December 31, 2016
New Britain, Connecticut	Printhead manufacturing and repair facility	11,500	Leased	April 1, 2012
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Georgia and New York	Two regional sales offices	300	Leased	Various
Macau, China	Sales office	180	Leased	June 30, 2011
		113,480

Item 3. Legal Proceedings.
None.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 28, 2011, there were 481 holders of record of the common stock.  The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2010 and 2009 were as follows:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low
First Quarter	$7.83	$6.25	$4.74	$1.60
Second Quarter	7.90	6.88	5.96	2.35
Third Quarter	8.16	6.83	5.96	3.80
Fourth Quarter	9.75	7.50	6.94	4.75

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

During the fourth quarter of 2010, we made no repurchases of common stock.  As of December 31, 2010, we have repurchased a total of 22,338 shares of common stock for approximately $177,000, at an average price of $7.95 per share, under the Stock Repurchase Program.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2005 through December 31, 2010, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2005 in each of the Company’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

TransAct Technologies Incorporated Common Stock
Total Return Index for the Nasdaq Stock Market (US)
Nasdaq Computer Manufacturer Stocks Index
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
TransAct Technologies Incorporated Common Stock	$100.00	$105.06	$60.63	$58.10	$87.85	$119.24
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95
Nasdaq Computer Manufacturer Stocks Index	$100.00	$102.13	$149.41	$62.76	$137.84	$196.73

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Net sales	$63,194	$58,346	$62,207	$48,766	$64,328
Gross profit	22,548	18,829	20,950	15,996	22,365
Operating expenses	16,687	15,533	19,089	19,751	16,277
Operating income (loss)	5,861	3,296	1,861	(3,755)	6,088
Net income (loss)	3,904	2,140	1,444	(2,274)	3,916
Net income (loss) per share:
Basic	0.42	0.23	0.16	(0.24)	0.41
Diluted	0.41	0.23	0.15	(0.24)	0.40

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$43,621	$34,899	$32,234	$30,414	$33,706
Working capital	25,525	20,474	15,051	11,338	16,643
Shareholders’ equity	31,134	26,354	23,282	21,608	24,290

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

Overview
During 2010, we again concentrated our efforts on growing overall revenue in our existing markets, with particular emphasis on gaining market share in the U.S. casino market.  In addition, we also focused on increasing our gross margin and leveraging such increase to our operating income.  We believe we successfully achieved these objectives in 2010.  We increased our overall sales 8% and our U.S. casino and gaming printer sales 24%, despite a decline in the replacement cycle of casino printers and a difficult U.S. economy.  Our printer shipments also increased 17% to almost 190,000 in 2010.  In addition, our gross margin, operating margin and earnings per share for 2010 each increased substantially from 2009.  We continued to generate positive cash flow during 2010, as we increased our cash balance to almost $11,300,000 – a record high.

We continue to focus on sales growth in our core markets (banking and POS, casino and gaming, lottery, and TSG) to drive increased profitability.  During 2010, our total net sales increased 8% to approximately $63,194,000.  See the table below for a breakdown of our sales by market.

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Banking and POS	$14,528	23.0%	$16,695	28.6%	$(2,167)	(13.0%)
Casino and gaming	25,678	40.6%	17,526	30.0%	8,152	46.5%
Lottery	8,142	12.9%	9,551	16.4%	(1,409)	(14.8%)
TSG	14,846	23.5%	14,574	25.0%	272	1.9%
Total net sales	$63,194	100.0%	$58,346	100.0%	$4,848	8.3%

Sales of our banking and POS printers decreased 13% in 2010 compared to 2009.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Opportunities in the banking market are project oriented and as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2010, our banking printer sales decreased 79% primarily due to an order not recurring in 2010 for a large banking customer who completed a project in 2009.  This decrease was somewhat offset by the first year of volume sales of our Bankjet® 2500 printer.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers increased 43% in 2010 largely due to a 121% increase in sales of our two printer products for McDonalds – (1) the Ithaca® 8000 thermal receipt/label printer, which is used at the POS terminal to print either a receipt at the front counter or a label at the grill station and (2) the Ithaca® 8040 label printer, which is used to print labels for McDonalds combined beverage initiative.  During 2010, we benefited from increasing sales of printers for both of these McDonald’s initiatives, with the majority of the increase related to the rollout of printers for the new POS system in more than 14,000 of its U.S. stores.  We expect the rollout to the U.S. stores to continue into 2011, and as it nears completion in 2011, we expect McDonalds to begin the rollout in its international stores (totaling more than 18,000 stores).

Sales of our casino and gaming printers increased 47% in 2010 compared to 2009.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, worldwide.  Sales in the international casino and gaming market grew for the third consecutive year in 2010.  In fact, our international sales increased 63% from 2009, representing more than half – or 64% - of our total worldwide casino and gaming sales.  This increase was led by an 84% increase in our thermal casino printer sales.  The increase in sales to our international customers was primarily due to the sales of gaming machines into Italy, where the Italian government has approved gambling operators to install approximately 50,000 VLT games.  Since a substantial portion of these games were installed during 2010, we expect installations for 2011 to be significantly lower than in 2010.  Domestic sales of our casino and gaming printers increased 24%, due largely to market share gains in the casino market, as we believe the overall replacement cycle of slot machines was lower in 2010 as compared to 2009.

In the lottery market, we continue to hold a leading position based on our long-term purchase agreement with GTECH, our largest customer and the world’s largest provider of lottery terminals.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to the new agreement, GTECH will exclusively purchase all of its requirements for thermal on-line lottery printers from us and we will exclusively sell such printers to GTECH for four years from the start of production of the new printer, which occurred in January 2011.  This new agreement extends our relationship with GTECH through at least 2014.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2010, total printer sales to GTECH decreased approximately 15%, compared to 2009.  Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.

Our TransAct Services Group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a growth opportunity and recurring revenue stream for TransAct.  TSG revenue continued to increase in 2010, rising 2% from 2009 primarily due to higher sales of inkjet cartridges to new and existing customers, as well as an increase in service revenue from our new paper testing services program.  Companies who produce and sell consumable items that are used in our printers, such as paper, utilize this new service for a fee to have their product qualified for use in our printers.

Operationally, both our gross margin and operating margin showed marked improvement from 2009.  During 2010, our gross margin increased to 35.7% compared to 32.3% in 2009 and our operating margin increased to 9.3% in 2010 compared to 5.6% in 2009.  Both our gross margin and operating margin increased due primarily to higher sales volume combined with an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China.  In addition, we also experienced a more favorable sales mix as we sold more higher margin casino printer products and fewer lower margin banking printers in 2010 compared to 2009.

We reported net income of $3,904,000 and net income per diluted share of $0.41 for 2010, compared to net income of $2,140,000 and net income per diluted share of $0.23 in 2009.  In terms of cash flow for 2010, we generated $2,132,000 of cash from operations, utilized $1,107,000 of cash for capital expenditures and we finished the year with a record high $11,285,000 of cash and no debt on our balance sheet as of December 31, 2010.  Overall, we exited 2010 financially stronger than we entered it, with over $11,000,000 of cash, no debt outstanding and over $25,000,000 of working capital.

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

Revenue Recognition – Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We account for all revenue arrangements involving multiple deliverables in accordance with ASC 605-25, “Multiple-Element Arrangements.”  For these arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and recognize revenue as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2010 was $57,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill – We test the impairment of goodwill each year or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  We completed our last assessment as of December 31, 2010.  Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value.  Goodwill amounted to $1,469,000 at December 31, 2010 and we have determined that no goodwill impairment has occurred.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded.

Share-Based Compensation – We calculate share-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The determination of these assumptions is based on past history and future expectations, and is subject to a high level of judgment.  To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2010 compared to year ended December 31, 2009

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2010 and 2009 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Banking and POS	$14,528	23.0%	$16,695	28.6%	$(2,167)	(13.0)%
Casino and gaming	25,678	40.6%	17,526	30.0%	8,152	46.5%
Lottery	8,142	12.9%	9,551	16.4%	(1,409)	(14.8)%
TSG	14,846	23.5%	14,574	25.0%	272	1.9%
	$63,194	100.0%	$58,346	100.0%	$4,848	8.3%

International*	$19,093	30.2%	$12,456	21.3%	$6,637	53.3%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2010 increased $4,848,000, or 8%, from 2009 due to sales increases in two out of four of our markets: casino and gaming (an increase of approximately $8,152,000, or 47%) and TSG (an increase of approximately $272,000, or 2%).  Sales from banking and POS decreased approximately $2,167,000, or 13%, and sales from our lottery market decreased approximately $1,409,000, or 15%.  Printer sales volume increased 17% while the average selling price of our printers decreased approximately 5% (due primarily to a decrease in sales of banking printers with higher average selling prices) from 2009 to 2010.  Overall, international sales increased $6,637,000, or 53%, driven by higher sales to the gaming portion of the casino and gaming market.

Banking and POS:  Revenue from the banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased approximately $2,167,000, or 13%, from 2009.

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Domestic	$13,447	92.6%	$15,480	92.7%	$(2,033)	(13.1)%
International	1,081	7.4%	1,215	7.3%	(134)	(11.0)%
	$14,528	100.0%	$16,695	100.0%	$(2,167)	(13.0)%

Domestic banking and POS printer revenue was $13,447,000, a 13% decrease from 2009, primarily driven by lower sales of our banking printers.  Sales of our banking printers decreased 79% in 2010 compared to 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in 2009 that did not recur in 2010.  This decrease was somewhat offset by the first year of volume sales of our BANKjet® 2500 printer.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Domestic sales of our POS printers increased approximately 52% largely due to sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  Sales of these printers increased approximately 121% during 2010 compared to 2009.  We expect to continue to benefit from our relationship with McDonalds during 2011 as McDonalds continues and completes the rollout of its new POS system, which includes the grill initiative printer upgrades, to more than 14,000 U.S. stores and begins to expand the rollout to more than 18,000 international stores.

International banking and POS printer sales for 2010 decreased from 2009 by $134,000, or 11%, to $1,081,000 due primarily to lower legacy impact printer sales to our international distributor in Latin America.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”), Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments and royalties related to our patented casino and gaming technology.  Sales of our casino and gaming printers increased $8,152,000, or 47%, from 2009.

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Domestic	$9,287	36.2%	$7,497	42.8%	$1,790	23.9%
International	16,391	63.8%	10,029	57.2%	6,362	63.4%
	$25,678	100.0%	$17,526	100.0%	$8,152	46.5%

Domestic sales of our casino and gaming printers increased $1,790,000, or 24%, due largely to an increase of 53% in the volume of sales of our thermal casino printers.  We believe that our increased casino printer sales during 2010 resulted from market share gains, as we believe the overall replacement cycle of slot machines was lower in 2010 as compared to 2009.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 as we expect to continue to gain market share.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $6,362,000, or 63%, to $16,391,000 in 2010.  This increase was due primarily to a 161% increase in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe, partially offset by a 23% decrease in casino printer sales to our distributor in Australia.  The increase in sales to our customers in Canada and Europe was primarily due to the sales of gaming machines into Italy, where in 2010 the Italian government approved gambling operators to install approximately 50,000 VLT games over the course of several years.  Since a substantial portion of these games were installed during 2010, we expect installations for 2011 to be significantly lower than in 2010.  In addition, sales for 2010 included $1,600,000 in sales of our off-premise gaming printers to a new customer for use in gaming machines in the U.K.

Lottery:  Revenue from the lottery market includes sales of lottery printers to GTECH for various lottery applications.

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Domestic	$7,813	96.0%	$9,117	95.5%	$(1,304)	(14.3)%
International	329	4.0%	434	4.5%	(105)	(24.2)%
	$8,142	100.0%	$9,551	100.0%	$(1,409)	(14.8)%

Domestic and international lottery printer sales to GTECH, which include thermal on-line and other lottery printers, decreased approximately $1,409,000, or 15%, in 2010 compared to 2009, with domestic sales decreasing approximately $1,304,000 and international sales decreasing  approximately $105,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders, we expect total sales to GTECH for 2011 to be significantly higher than those reported during 2010, particularly during the first half of 2011.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG increased approximately $272,000, or 2%, from 2009.

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Domestic	$13,554	91.3%	$13,796	94.7%	$(242)	(1.8%)
International	1,292	8.7%	778	5.3%	514	66.1%
	$14,846	100.0%	$14,574	100.0%	$272	1.9%

Domestic revenue from TSG decreased approximately $242,000, or 2%, largely due to a decrease of 23% in sales of replacement parts compared to the same period in 2009.  The decrease in replacement part sales was primarily due to lower demand for certain legacy printers, as the installed base of these legacy printers in the market continues to decline.  In addition, maintenance and repair service revenue declined 18% due primarily to lower service contract revenue.  These decreases were somewhat offset by an increase in revenue from our new paper testing services and a 2% increase in sales of inkjet cartridges largely due to newly acquired customers.  We expect TSG sales in 2011 to be consistent with 2010.

Internationally, TSG revenue increased $514,000, or 66%, to $1,292,000, due primarily to higher sales of replacement parts and printer accessories, largely for our casino, gaming and lottery printers installed in Europe.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales – 2009
Year ended	$22,548	$18,829	19.8%	35.7%	32.3%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturer.  Gross profit increased $3,719,000, or 20%, to $22,548,000 from $18,829,000 and gross margin improved from 32.3% to 35.7% due primarily to (1) an increase in sales of contract manufactured products with lower overall product costs, including lower labor costs, resulting from the move of production for the majority of our products to a low cost contract manufacturer in China, (2) a more favorable sales mix as we sold more higher margin casino printers and fewer lower margin banking printers in 2010 compared to 2009 and (3) increased volume of 17% offset by a decrease of 5% in average selling prices of our printers in 2010 compared to 2009.  Additionally, our gross margin for 2009 was adversely impacted by higher material and labor costs as we depleted a substantial portion of our higher cost domestic inventory in preparation for the completion of our production transfer to China.  We expect our gross margin for 2011 to be approximately the same as in 2010.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales – 2009
Year ended	$3,000	$2,788	7.6%	4.7%	4.8%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $212,000, or 8%, to $3,000,000.  The increase was due primarily to higher employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation of $165,000, higher outside testing and pre-production expenses related to new product development of $20,000, and higher consulting expenses of $21,000 compared to 2009.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales – 2009
Year ended	$6,407	$5,821	10.1%	10.1%	10.0%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for 2010 increased $586,000, or 10%, to $6,407,000.  The increase was due primarily to approximately $182,000 of higher employee compensation related expenses associated with increased headcount within the sales departments and higher sales commissions resulting from higher sales volume, $275,000 of increased travel related expenses, $99,000 of increased tradeshow expenses, and $46,000 of higher demonstration printer expenses.  These increases were somewhat offset by $13,000 decrease in other promotional marketing expenses compared to the prior year period.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales – 2010	Total Sales – 2009
Year ended	$7,280	$6,924	5.1%	11.5%	11.9%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $356,000, or 5%, to $7,280,000.  The increase was due primarily to $430,000 in increased employee compensation related expenses from annual salary increases and higher incentive compensation, as well as an increase of $115,000 in certain state and local taxes.  These increases were largely offset by a reduction in legal and professional fee expenses of $150,000 and a reduction of depreciation expense of $55,000.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2010	2009	Change	Total Sales - 2010	Total Sales – 2009
Year ended	$5,861	$3,296	77.8%	9.3%	5.6%

During 2010, we reported operating income of $5,861,000, or 9.3%, of net sales, compared to operating income of $3,296,000, or 5.6% of net sales in 2009.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 8% increase in net sales and a 340 basis point improvement in gross margin in 2010 compared to 2009.

Interest.  We recorded net interest expense of $9,000 in 2010 compared to $50,000 in 2009.  The decrease in net interest expense is due to increased interest income earned on a higher average cash balance in 2010 compared to 2009, partially offset by $26,000 of interest expense incurred in 2010 related to certain prior years’ state and local tax liabilities.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2010 and 2009.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other expense of $25,000 in 2010 compared to other expense of $33,000 in 2009.  Other expense for 2010 and 2009 primarily included foreign currency transaction exchange losses recorded by our U.K. subsidiary.  These losses were relatively consistent in 2010 compared to 2009.

Income Taxes.  We recorded an income tax provision for 2010 of $1,923,000 at an effective tax rate of 33.0% compared to $1,073,000 at an effective tax rate of 33.5%.  The effective tax rate for 2010 decreased slightly as compared to 2009 primarily due to increased utilization of state net operating losses and certain credits.  We expect our annual effective tax rate for 2011 to be approximately 34-35%.

Net Income.  We reported net income during 2010 of $3,904,000, or $0.41, per diluted share, compared to $2,140,000, or $0.23, per diluted share, for 2009.

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

Domestic banking and POS printer revenue increased to $15,480,000, representing a $4,816,000, or 45%, increase from 2008 primarily driven by higher sales of our banking printers.  Sales of our banking printers increased 443% in 2009 compared to 2008 as we finished shipping against the $4,900,000 order we received from a large banking customer in February 2009 as well as additional orders from this same customer.  Sales of our POS printers declined approximately 15% largely due to the general economic slowdown that we believe adversely impacted the capital spending of a number of our retail and hospitality customers during 2009.  Contributing to the decline in sales of our POS printers, sales of our legacy line of POS impact printers decreased approximately 39%.  Despite these declines, sales of our two new printer products for McDonalds, the Ithaca 8000® (for McDonald’s new POS system upgrade including the grill initiative) and Ithaca® 8040 (for McDonald’s combined beverage initiative), increased approximately 48% during 2009 compared to 2008.During 2009, we benefited from increasing sales of printers for both of these McDonald’s initiatives, but most especially from the rollout of printers for the combined beverage initiative that was nearing completion.

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

Engineering, design and product development expenses decreased $154,000, or 5%, to $2,788,000.  Approximately $60,000 of the decrease was due to lower outside testing and pre-production prototype expenses related to new product development and approximately $97,000 of the decrease was due to lower employee compensation related expenses, including lower incentive compensation.

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

General and administrative expenses decreased $116,000, or 2%, due primarily to a reduction of approximately $515,000 in employee compensation related expenses largely due to lower incentive compensation in 2009 compared to 2008.  These decreases were largely offset by approximately $68,000 in increased legal expenses, increased employee compensation related expenses associated with the full year effect of the hiring of our new Vice President of Business Development in May 2008, and $67,000 in increased depreciation.  In addition, general and administrative expenses for 2009 included severance charges of approximately $211,000 related to the termination of approximately 17 employees.

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

Income Taxes.  We recorded an income tax provision for 2009 of $1,073,000 at an effective tax rate of 33.5% compared to $774,000 at an effective tax rate of 34.9%.  The effective tax rate for 2009 decreased as compared to 2008 primarily due to increased utilization of state net operating losses and certain credits.

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

During 2010, our cash flows primarily reflected higher sales volume, resulting in higher accounts receivable balances and increased inventory investment.  Our cash balance increased $1,268,000, or 13%, from December 31, 2009 and we ended 2010 with approximately $11,285,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operations of $2,132,000 in 2010 as compared to $8,373,000 in 2009.

During 2010:
•	We reported net income of $3,904,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,114,000.
•	We recorded non-cash deferred income tax expense of $540,000.
•	Accounts receivable increased $1,878,000 due to higher sales volume and the timing of sales during the year.
•
Inventories increased $6,851,000 as we increased stocking levels of our lower cost, fully-built printers from our contract manufacturer in China in the first half of 2010.  During the second half of 2010, inventory purchases were at a significantly higher level than the first half due to backlogged orders that will be shipped in 2011.  We expect our inventories to decline starting in the second quarter of 2011 as we ship our backlog of orders and reduce our inventory purchases.

•
Accounts payable increased $3,289,000 due to higher inventory purchases in the fourth quarter of 2010 in anticipation of significantly higher demand in the first half of 2011, and to a lesser extent, the timing of payments in the fourth quarter of 2010.

•
Accrued liabilities and other liabilities increased $625,000 due primarily to higher incentive compensation and fringe benefit related accruals as well as increased income taxes payable resulting from a higher level of taxable income.

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

Investing activities:  Our capital expenditures were approximately $1,107,000 and $643,000 in 2010 and 2009, respectively.  Expenditures in 2010 included approximately $643,000 for the purchase of new product tooling, $269,000 for the purchase of computer, networking equipment, and software, $130,000 for capitalized development costs for our new EPICENTRAL™ promotional printing system for the casino market, $29,000 for the purchase of engineering equipment, and the remaining amount primarily for the purchase of manufacturing equipment, leasehold improvements and furniture and fixtures.  Expenditures in 2009 included approximately $295,000 for the purchase of new product tooling, $236,000 for the purchase of computer, networking equipment, and software, $72,000 for the purchase of manufacturing equipment, and the remaining amount primarily for the purchase of engineering equipment and leasehold improvements.  We expect our capital expenditures for 2011 to be between $1,500,000, and $2,000,000, largely for new product tooling and continued development of our EPICENTRAL™ software product.

Financing activities:  We generated approximately $237,000 of cash from financing activities during 2010 due to $414,000 of proceeds and tax benefits from stock option exercises offset by $177,000 of purchases of common stock for treasury.  During 2009, we generated approximately $290,000 from financing activities due to proceeds and tax benefits from stock option exercises.

Working Capital
Our working capital increased to $25,525,000 at December 31, 2010 from $20,474,000 at December 31, 2009.  Our current ratio decreased to 3.2 at December 31, 2010, compared to 3.7 at December 31, 2009.  The increase in our working capital was largely due to higher cash balances, accounts receivable balances and inventory balances offset by higher accounts payable and accrued liabilities balances all resulting from higher sales and inventory purchases.  The current ratio decreased due to higher accounts payable and accrued liabilities balances resulting from higher inventory purchases.

Resource Sufficiency
We believe that our cash on hand and cash flows generated from operations will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings
On November 28, 2006, we signed a, five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We expect to renew our credit facility with TD Bank or another financial institution during 2011.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2010.  The following table lists the financial covenants and the performance measurements at December 31, 2010:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2010
Operating cash flow / Total debt service	Minimum of 1.25 times	74.7 times
Funded debt / EBITDA	Maximum of 3.25	0 times

As of December 31, 2010, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were approximately $20,000,000 at December 31, 2010.

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

During the fourth quarter of 2010, we made no repurchases of common stock.  As of December 31, 2010, we have repurchased a total of 22,338 shares of common stock for approximately $177,000, at an average price of $7.95 per share, under the Stock Repurchase Program.

Shareholders’ Equity
Shareholders’ equity increased $4,780,000 to $31,134,000 at December 31, 2010 from $26,354,000 at December 31, 2009.  The increase was primarily due to net income of $3,904,000, proceeds of approximately $393,000 from the issuance of 84,672 shares of common stock from stock option exercises, compensation expense related to stock options and restricted stock of $565,000, an increase in additional paid-in capital of approximately $21,000 due to tax benefits resulting from employee stock transactions and approximately $77,000 from the issuance of 10,204 shares of deferred stock units.  These increases were offset by $177,000 for the purchase of 22,338 shares of treasury stock.

Contractual Obligations
Our contractual obligations as of December 31, 2010 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,110	$952	$958	$740	$460
Purchase obligations	19,601	19,370	231	-	-
Total	$22,711	$20,322	$1,189	$740	$460

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Recently Issued Accounting Pronouncements
Multiple-Deliverable Revenue Arrangements:  In October 2009, the FASB established the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  Early application is permitted.  Currently these provisions do not have an impact on our consolidated financial statements and we do not anticipate these provisions will have a material impact on our consolidated financial statements.

Financing Receivables:  In July 2010 the FASB issued new accounting guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  Accounts receivable with terms exceeding one year are considered finance receivables subject to the provisions of this standard.  Our trade receivables, which arose from the sale of goods or services, have a contractual maturity of one year or less and therefore are not subject to the provisions of this standard.  We do not have any significant receivables with a term exceeding one year and as a result, the standard does not have a material impact on us.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing printers from our contract manufacturer in China, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite growing costs of oil, gas and freight over the last two years, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2011.  As such, we do not believe that inflation will have a significant impact on our business during 2011.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2010 (principally the U.K. Pound Sterling) would increase/decrease net income 2%.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this report as pages F-3 through F-17. An index to such materials appears on page F-1.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) were effective as of December 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
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

Management assessed our internal control over financial reporting as of December 31, 2010.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2011.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	53	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	41	President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf	61	Executive Vice President-Engineering
Tracey S. Chernay	51	Executive Vice President-Sales and Marketing
Andrew J. Hoffman	53	Senior Vice President-Operations
Benjamin C. Wyatt	37	Vice President-Software Products and Business Development
Christopher Galletta	33	Corporate Controller

Bart C. Shuldman has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996.  In February 2001, Mr. Shuldman was elected Chairman of the Board.  Mr. Shuldman relinquished the President title, effective June 1, 2010, to focus on new products and markets, international expansion and potential acquisitions.

Steven A. DeMartino was named as TransAct’s President, Chief Financial Officer, Treasurer and Secretary on June 1, 2010.  Previously, Mr. DeMartino served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from June 2004 to May 2010, Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997.  Mr. DeMartino is a certified public accountant.

Michael S. Kumpf was appointed Executive Vice President of Engineering in March 2002.  He served as Senior Vice President, Engineering from June 1996 to March 2002.

Tracey S. Chernay was appointed Executive Vice President, Sales and Marketing in June 2010, with responsibility for the sales and marketing of all TransAct printer products, consumables, service and web sales worldwide.  Previously, Ms. Chernay serves as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Sr. Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Andrew J. Hoffman was appointed Senior Vice President, Operations for TransAct worldwide in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

Benjamin C. Wyatt was appointed Vice President, Software Products and Business Development in December 2010.  Previously, Mr. Wyatt served as Vice President, Business Development for TransAct from May 2008 to November 2010.  Prior to joining TransAct, Mr. Wyatt was employed with Pitney Bowes Mail Services where he held the role of Director Business Development since 2006, and Manager Acquisitions and Integration from 2004 to 2006.

Christopher Galletta was appointed Corporate Controller in October 2007.  Previously, Mr. Galletta served as TransAct’s Assistant Corporate Controller from June 2005 to September 2007.  Prior to joining TransAct, Mr. Galletta was employed by PricewaterhouseCoopers LLP, an independent public accounting firm, most recently as a senior associate in the technology audit practice.

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

Information regarding our equity compensation plans as of December 31, 2010 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Stock Plan	186,267	$3.76	-
1996 Non-Employee Director Plan	123,750	12.92	-
2005 Equity Incentive Plan	623,104	6.36	534,196
Total	933,121	$6.71	534,196

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	23,039	$5.42	-
	956,160	$6.68	534,196

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

In May 2005, our shareholders approved the adoption of the 2005 Equity Incentive Plan.  In May 2010, our shareholders approved an amendment to the 2005 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 600,000 to its current level of 1,200,000.  No new awards will be available for future issuance under any of our existing equity plans other than the 2005 Equity Incentive Plan.

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

Item 15. Exhibits.
The exhibits filed as a part of this report are listed in the accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ Bart C. Shuldman
Name:	Bart C. Shuldman
Title:	Chairman of the Board and Chief Executive Officer

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 18, 2011
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 18, 2011
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial Officer)

/s/ Christopher Galletta	Corporate Controller	March 18, 2011
Christopher Galletta	(Principal Accounting Officer)

/s/ Charles A. Dill	Director	March 18, 2011
Charles A. Dill

/s/ Thomas R. Schwarz	Director	March 18, 2011
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 18, 2011
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 18, 2011

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$11,285	$10,017
Receivables, net	10,864	8,996
Inventories	12,795	5,952
Refundable income taxes	-	270
Deferred tax assets	1,705	2,240
Other current assets	403	521
Total current assets	37,052	27,996

Fixed assets, net	4,200	4,551
Goodwill	1,469	1,469
Deferred tax assets	789	669
Intangible and other assets, net of accumulated amortization of $475 and $390, respectively	111	214
	6,569	6,903
Total assets	$43,621	$34,899

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$8,342	$5,052
Accrued liabilities	2,865	1,890
Deferred revenue	320	580
Total current liabilities	11,527	7,522

Deferred revenue, net of current portion	295	501
Deferred rent, net of current portion	393	385
Other liabilities	272	137
	960	1,023
Total liabilities	12,487	8,545

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2010 and 2009; 10,612,881 and 10,528,209 shares issued; 9,426,443 and 9,364,109 shares outstanding, at December 31, 2010 and 2009, respectively	106	105
Additional paid-in capital	22,875	21,820
Retained earnings	16,937	13,033
Accumulated other comprehensive loss, net of tax	(69)	(66)
Treasury stock, 1,186,438 and 1,164,100 shares, at cost	(8,715)	(8,538)
Total shareholders’ equity	31,134	26,354
Total liabilities and shareholders’ equity	$43,621	$34,899

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$63,194	$58,346	$62,207
Cost of sales	40,646	39,517	41,257

Gross profit	22,548	18,829	20,950

Operating expenses:
Engineering, design and product development	3,000	2,788	2,942
Selling and marketing	6,407	5,821	6,078
General and administrative	7,280	6,924	7,040
Legal fees associated with lawsuit (See Note 11)	-	-	3,029
	16,687	15,533	19,089

Operating income	5,861	3,296	1,861
Interest and other income (expense):
Interest expense	(96)	(70)	(70)
Interest income	87	20	59
Other, net	(25)	(33)	368
	(34)	(83)	357

Income before income taxes	5,827	3,213	2,218
Income tax provision	1,923	1,073	774
Net income	$3,904	$2,140	$1,444

Net income per common share:
Basic	$0.42	$0.23	$0.16
Diluted	$0.41	$0.23	$0.15

Shares used in per-share calculation:
Basic	9,390	9,289	9,308
Diluted	9,590	9,377	9,489

See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total	Income
Balance, December 31, 2007	9,365,866	$104	$19,872	$9,449	$(7,995)	$178	$21,608
Cancellation of restricted stock	(1,250)	-	-	-	-	-	-
Issuance of shares from exercise of stock options	66,972	1	313	-	-	-	314
Tax charge related to vesting of restricted stock	-	-	(98)	-	-	-	(98)
Purchase of treasury stock	(130,100)	-	-	-	(543)	-	(543)
Share-based compensation expense	-	-	803	-	-	-	803
Comprehensive income (loss):
Foreign currency translation adj., net of tax	-	-	-	-	-	(246)	(246)	$(246)
Net income	-	-	-	1,444	-	-	1,444	1,444
Balance, December 31, 2008	9,301,488	105	20,890	10,893	(8,538)	(68)	23,282	$1,198
Cancellation of restricted stock	(500)	-	-	-	-	-	-
Issuance of shares from exercise of stock options	63,121	-	211	-	-	-	211
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	79	-	-	-	79
Share-based compensation expense	-	-	640	-	-	-	640
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	2	2	$2
Net income	-	-	-	2,140	-	-	2,140	2,140
Balance, December 31, 2009	9,364,109	105	21,820	13,033	(8,538)	(66)	26,354	$2,142
Issuance of shares from exercise of stock options	84,672	1	392	-	-	-	393
Issuance of deferred stock units	-	-	77	-	-	-	77
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	21	-	-	-	21
Purchase of treasury stock	(22,338)	-	-	-	(177)	-	(177)
Share-based compensation expense	-	-	565	-	-	-	565
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	(3)	(3)	$(3)
Net income	-	-	-	3,904	-	-	3,904	3,904
Balance, December 31, 2010	9,426,443	$106	$22,875	$16,937	$(8,715)	$(69)	$31,134	$3,901
See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$3,904	$2,140	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	565	640	803
Incremental tax benefits from stock options exercised	(21)	(79)	-
Depreciation and amortization	1,549	1,757	1,847
Deferred income taxes	540	1,002	592
Loss on sale of fixed assets	2	-	3
Foreign currency transaction (gain) loss	21	33	(368)
Changes in operating assets and liabilities:
Receivables	(1,878)	(263)	(2,611)
Inventories	(6,851)	3,968	(1,257)
Refundable income taxes	270	(235)	14
Other current assets	116	(169)	8
Other assets	1	34	29
Accounts payable	3,289	187	178
Accrued liabilities and other liabilities	625	(642)	19
Net cash provided by operating activities	2,132	8,373	701

Cash flows from investing activities:
Purchases of fixed assets	(1,107)	(643)	(979)
Proceeds from sale of assets	10	-	-
Net cash used in investing activities	(1,097)	(643)	(979)

Cash flows from financing activities:
Proceeds from stock option exercises	393	211	314
Purchases of common stock for treasury	(177)	-	(543)
Incremental tax benefits from stock options exercised	21	79	-
Net cash provided by (used in) financing activities	237	290	(229)

Effect of exchange rate changes on cash	(4)	(3)	(54)

Increase (decrease) in cash and cash equivalents	1,268	8,017	(561)
Cash and cash equivalents, beginning of period	10,017	2,000	2,561
Cash and cash equivalents, end of period	$11,285	$10,017	$2,000

Supplemental cash flow information:
Interest paid	$51	$51	$51
Income taxes paid	740	482	34
See accompanying notes to consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: market-specific printers for transaction-based industries.  These industries include casino, gaming, lottery, banking, kiosk and point-of-sale.  Our printers are designed based on market-specific requirements and are sold under the Ithaca® and Epic product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

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

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately.  We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $57,000 as of December 31, 2010 and 2009.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2010	2009	2008
Balance, beginning of period	$57	$55	$62
Additions charged to costs and expenses	-	3	-
Deductions	-	(1)	(7)
Balance, end of period	$57	$57	$55

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,446,000, $1,655,000 and $1,744,000 in 2010, 2009 and 2008, respectively.

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

Goodwill:  We account for goodwill in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other.”  We test goodwill annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We have performed an impairment test as of December 31, 2010 and determined that no impairment has occurred.

Revenue recognition: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We account for all revenue arrangements involving multiple deliverables in accordance with ASC 605-25, “Multiple-Element Arrangements.”  For these arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2010	2009
Customer A	17%	24%
Customer B	22%	18%

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2010	2009	2008
Customer A	12%	19%	28%
Customer B	14%	10%	*
Customer C	*	12%	*

* -Customers represent less than 10% of total net sales

Warranty:  We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2010	2009	2008
Balance, beginning of period	$233	$393	$500
Accruals for warranties issued during the period	84	112	297
Changes in estimates	172	(96)	(34)
Settlements during the period	(240)	(176)	(370)
Balance, end of period	$249	$233	$393

Approximately $71,000 and $64,000 of the accrued product warranty liability were classified as long-term at December 31, 2010 and 2009, respectively.

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $3,000,000, $2,788,000 and $2,942,000 of research and development expenses in 2010, 2009 and 2008, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all material software costs are capitalized within Intangible and other assets in our consolidated balance sheet until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We have determined that technological feasibility for our software products is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of revenue over the estimated life of the product.  During 2010 we began the development of a new software product that enables casino customers to print coupons and promotions at the slot machine.  As of December 31, 2010, we have capitalized $130,000 of developments costs for such software; there has been no amortization of capitalized software development costs.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying consolidated statements of operations, for 2010, 2009 and 2008 totaled $824,000, $763,000 and $916,000, respectively.   These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Restructuring:  We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. We record pre-tax restructuring charges in accordance with ASC 420-10-25-4, “Exit or Disposal Cost Obligations.”

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

Share-based Payments: At December 31, 2010, we had stock-based employee compensation plans, which are described more fully in Note 12 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes restricted stock and in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 14 - Earnings per Share.

3. Recently issued accounting pronouncements

Multiple-Deliverable Revenue Arrangements:  In October 2009, the FASB established the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. Currently these provisions do not have an impact on our consolidated financial statements and we do not anticipate these provisions will have a material impact on our consolidated financial statements.

Financing Receivables:  In July 2010 the FASB issued new accounting guidance to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  Accounts receivable with terms exceeding one year are considered finance receivables subject to the provisions of this standard.  Our trade receivables, which arose from the sale of goods or services,

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recently issued accounting pronouncements (continued)

have a contractual maturity of one year or less and therefore are not subject to the provisions of this standard.  We do not have any significant receivables with a term exceeding one year and as a result, the standard does not have a material impact on us.

4. Inventories

The components of inventories are:

	December 31,
(In thousands)	2010	2009
Raw materials and purchased component parts	$5,077	$4,466
Work-in-process	2	2
Finished goods	7,716	1,484
	$12,795	$5,952

5. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2010	2009
Tooling, machinery and equipment	$12,825	$13,721
Furniture and office equipment	1,659	1,704
Computer software and equipment	5,124	4,922
Leasehold improvements	1,888	1,874
	21,496	22,221
Less: Accumulated depreciation and amortization	(17,296)	(17,670)
	$4,200	$4,551

6. Intangible assets

Identifiable intangible assets are recorded in Intangible and other assets in the accompanying consolidated balance sheets.  Identifiable intangible assets are comprised of the following:

	December 31,
	2010		2009
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$364	$(334)	$364	$(273)
Covenant not to compete	146	(115)	146	(94)
Patents	57	(26)	57	(23)
Total	$567	$(475)	$567	$(390)

Amortization expense was $85,000 in 2010 and $84,000 in 2009 and 2008, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $54,000 in 2011; $13,000 in 2012; $3,000 in 2013; $3,000 in 2014; $3,000 in 2015; and $16,000 thereafter.

7. Accrued liabilities

The components of accrued liabilities (current portion) are:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued liabilities (continued)

	December 31,
(In thousands)	2010	2009
Payroll and fringe benefits	$1,736	$1,189
Income taxes	359	6
Warranty	178	169
Professional and consulting	111	171
Other	481	355
	$2,865	$1,890

8. Accrued business consolidation and restructuring expenses

In 2009, due to an adverse economic climate, and in 2010, due to the completion of the move of a substantial portion of our printer production to a contract manufacturer in China, we initiated and completed certain restructuring programs to better utilize our workforce.  These restructuring activities reduced the number of employees and caused us to incur costs for employee termination benefits related to the employee reductions.  During 2010 and 2009, we recorded pre-tax restructuring charges of approximately $156,000 and $211,000, respectively, in accordance with ASC 420-10-25-4, “Exit or Disposal Cost Obligations.”  These one-time termination benefit charges have been included within general and administrative expenses in the accompanying consolidated statements of income. The restructuring activity during 2010 and 2009 included severance costs related to the termination of 16 and 17 employees, respectively.

The following table summarizes the activity recorded in accrued restructuring expenses during 2010 and 2009, and is included in accrued liabilities in the accompanying consolidated balance sheets.

	December 31,
(In thousands)	2010	2009
Accrual balance, beginning of period	$13	$18
Severance charges	156	211
Cash payments	(169)	(216)
Accrual balance, end of period	$-	$13

9. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $223,000, $237,000 and $244,000 in 2010, 2009 and 2008, respectively.

10. Borrowings

On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank. The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2010.

As of December 31, 2010, we had no outstanding borrowings on the revolving credit line.  Undrawn commitments under the TD Bank Credit Facility were $20,000,000 at December 31, 2010.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and contingencies (continued)

At December 31, 2010, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $1,047,000, $1,024,000 and $1,030,000 in 2010, 2009 and 2008, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows:  $952,000 in 2011; $598,000 in 2012; $360,000 in 2013; $365,000 in 2014; $375,000 in 2015; and $460,000 thereafter.

12. Stock incentive plans

Stock incentive plans.  We currently have four primary stock incentive plans: the 1996 Stock Plan, which provided for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  Under our 2005 Equity Incentive Plan, we may authorize up to 1,200,000 of shares of TransAct common stock.  At December 31, 2010, approximately 534,196 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2010, 2009 and 2008 was $7.45, $2.56 and $5.85, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2010, 2009 and 2008 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2010	2009	2008
Expected option term	6.1 years	6.0 years	5.7 years
Expected volatility	66.8%	67.4%	61.7%
Risk-free interest rate	2.3%	2.0%	3.0%
Dividend yield	0%	0%	0%

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

For the years ending December 31, 2010, 2009 and 2008, we recorded $565,000, $640,000, and $803,000 of share-based compensation costs, respectively, in our consolidated statements of income.  We recorded income tax benefits of $186,000, $214,000, and $280,000 in 2010, 2009, and 2008 respectively, related to share-based compensation.  At December 31, 2010, these benefits are recorded as a deferred tax asset in the consolidated balance sheet.

The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	939,028	$6.37
Granted	127,500	7.45
Exercised	(84,672)	4.64
Forfeited	(28,900)	5.04
Expired	(10,000)	8.35
Outstanding at December 31, 2010	942,956	$6.69	5.4 years	$3,376,000
Options exercisable at December 31, 2010	550,956	$7.27	3.5 years	$1,983,000
Options vested or expected to vest	905,402	$6.72	5.2 years	$3,249,000

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2010, unrecognized compensation cost related to stock options totaled $1,019,000, which is expected to be recognized over a weighted average period of 3.2 years.

The total intrinsic value of stock options exercised was $299,000, $161,000 and $402,000 and the total fair value of stock options vested was $424,000, $341,000, and $247,000 during the years ended December 31, 2010, 2009 and 2008, respectively.  Cash received from option exercises were $393,000, $211,000 and $314,000 for 2010, 2009 and 2008, respectively.  We recorded a realized tax benefit in 2010 from equity-based awards of $21,000 related to options exercised which has been included as a component of cash flows from financing activities in the consolidated statement of cash flows.

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees.  Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Shares	Weighted Average Grant Date Fair Values
Nonvested shares at December 31, 2009	23,000	$10.97
Granted	-	-
Vested	(20,000)	10.55
Canceled	-	-
Nonvested shares at December 31, 2010	3,000	$13.78

As of December 31, 2010, unrecognized compensation cost related to restricted stock totaled $20,000, which is expected to be recognized over a weighted average period of less than 1 year.

We paid a portion of the 2009 incentive bonus for the chief executive officer and chief financial officer in the form of 10,204 deferred stock units with a corresponding credit recorded to Additional Paid in Capital in the amount of $77,000.  Such deferred stock units were granted in March 2010 and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $7.54, the aggregate intrinsic value was $19,000 and the weighted average remaining contractual term was 2.2 years.

13. Income taxes

The components of the income tax provision are as follows:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

	Year Ended December 31,
(In thousands)	2010	2009	2008
Current:
Federal	$1,297	$53	$-
State	51	13	16
Foreign	35	5	166
Deferred:
Federal	457	891	386
State	82	110	207
Foreign	1	1	(1)
Income tax provision	$1,923	$1,073	$774

At December 31, 2010, we have $285,000 of state net operating loss carryforwards that begin to expire in 2027, and no federal net operating loss carryforwards.  We also have approximately $99,000 in state tax credit carryforwards that begin to expire in 2010.  We had foreign income (loss) before taxes of $35,000, ($49,000) and $541,000 in 2010, 2009 and 2008, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2010	2009
Deferred tax assets:
Net operating losses	$114	$129
Capitalized research and development	273	342
Inventory reserves	1,210	1,066
Deferred revenue	176	91
Warranty reserve	87	82
Stock compensation expense	586	421
Foreign tax and other credits	65	913
Other liabilities and reserves	562	435
Gross deferred tax assets	3,073	3,479
Valuation allowance	(125)	(76)
Net deferred tax assets	2,948	3,403

Gross deferred tax liabilities:
Depreciation	392	453
Other	62	41
Net deferred tax liabilities	454	494
Total net deferred tax assets	$2,494	$2,909

The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2010	2009	2008
Balance, beginning of period	$76	$26	$-
Additions charged to income tax expense	55	50	26
Reductions credited to income tax expense	(6)	-	-
Balance, end of period	$125	$76	$26

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

	Year Ended December 31,
	2010	2009	2008

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income taxes	1.5	2.5	6.6
Tax benefit from tax credits, net of valuation allowance	(2.9)	(4.5)	(5.6)
Foreign rate differential	-	-	(2.4)
Valuation allowance and tax accruals	0.8	0.8	1.2
Permanent items	(0.2)	0.7	1.4
Other	(0.2)	-	(0.3)
Effective tax rate	33.0%	33.5%	34.9%

At December 31, 2010 and 2009, we had approximately $201,000 and $189,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2010	2009
Unrecognized tax benefits as of January 1	$189	$160
Tax positions taken during the current period	61	29
Settlements	-	-
Lapse of statute of limitations	(49)	-
Unrecognized tax benefits as of December 31	$201	$189

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

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2011.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010 and 2009, we have approximately $4,000 and $12,000 of accrued interest and penalties related to uncertain tax positions.

14. Earnings per share

For 2010, 2009 and 2008, earnings per share were computed as follows (in thousands, except per share amounts):

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Earnings per share (continued)

	Year Ended December 31,
	2010	2009	2008
Net income	$3,904	$2,140	$1,444

Shares:
Basic: Weighted average common shares outstanding	9,390	9,289	9,308
Add: Dilutive effect of outstanding options as determined by the treasury stock method	200	88	181
Diluted: Weighted average common and common equivalent shares outstanding	9,590	9,377	9,489

Net income per common share:
Basic	$0.42	$0.23	$0.16
Diluted	0.41	0.23	0.15

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities.  Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Certain stock-based awards were not included in the full year computation of earnings per diluted share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 367,750, 525,500, and 258,250, at December 31, 2010, 2009 and 2008 respectively.

15. Stock repurchase program

On May 27, 2010, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  As of December 31, 2010, we repurchased a total of 22,338 shares of common stock for approximately $177,000 under this program, at an average price of $7.95 per share.  As of December 31, 2010, we repurchased a total of 1,186,438 shares of common stock for approximately $8,715,000 under all of our stock repurchase programs, at an average price of $7.35 per share.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.

16. Geographic Area Information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and vendor.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net sales:
United States	$44,101	$45,890	$52,081
International	19,093	12,456	10,126
Total	$63,194	$58,346	$62,207

Fixed assets, net:
United States	$2,823	$3,395	$4,190
International	1,377	1,156	1,373
Total	$4,200	$4,551	$5,563

Sales to international customers were 30%, 21%, and 16% in 2010, 2009, and 2008 respectively.  Sales to Europe represented 43%, 45%, and 56%, sales to the Pacific Rim (which includes Australia and Asia) represented 18%, 31%, and 21%, and sales to Canada represented 20%, 11%, and 8% of total international sales in 2010, 2009, and 2008 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Malaysia and Mexico.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2010 and 2009 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2010:
Net sales	$14,208	$16,443	$16,369	$16,174
Gross profit	5,189	6,155	5,557	5,647
Net income	629	1,145	1,052	1,078
Net income per share:
Basic	0.07	0.12	0.11	0.12
Diluted	0.07	0.12	0.11	0.11

2009:
Net sales	$12,202	$14,236	$17,982	$13,926
Gross profit	4,126	4,856	5,525	4,322
Net income	121	649	1,184	186
Net income per share:
Basic	0.01	0.07	0.13	0.02
Diluted	0.01	0.07	0.13	0.02

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(9)
10.4(x)	2005 Equity Incentive Plan.	(14)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4, 1996.	(3)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(13)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(18)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(19)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Michael S. Kumpf, effective January 1, 2008.	(19)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(19)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(19)
10.13	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.14	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.15	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(11)
10.16	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(13)
10.17	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(20)
10.18	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(16)
10.19	OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(7)
10.20	OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(10)
10.21	Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(15)
10.22	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(20)
10.23	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(16)
10.24	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(17)

10.25	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(12)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.
(8)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.
(11)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(13)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated by reference.
(16)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.

(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.