Form 10-Q
period 2011-05-10
TRANSACT TECHNOLOGIES INC
filed 2011-05-10
CIK 1017303

 ]>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2011
Common stock, $.01 par value	9,317,566

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(In thousands, except share data)	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$9,195	$11,285
Receivables, net	14,679	10,864
Inventories	13,140	12,795
Deferred tax assets	1,705	1,705
Other current assets	584	403
Total current assets	39,303	37,052

Fixed assets, net	3,835	4,071
Goodwill	1,469	1,469
Deferred tax assets	784	789
Intangible and other assets, net of accumulated amortization of $496 and $475, respectively	538	240
	6,626	6,569
Total assets	$45,929	$43,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$8,922	$8,342
Accrued liabilities	2,785	2,865
Deferred revenue	392	320
Total current liabilities	12,099	11,527

Deferred revenue, net of current portion	274	295
Deferred rent, net of current portion	387	393
Other liabilities	310	272
	971	960
Total liabilities	13,070	12,487

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at March 31, 2011 and December 31, 2010; 10,642,280 and 10,612,881 shares issued, respectively; 9,406,705 and 9,426,443 shares outstanding at March 31, 2011 and December 31, 2010, respectively	106	106
Additional paid-in capital	23,311	22,875
Retained earnings	18,762	16,937
Accumulated other comprehensive loss, net of tax	(61)	(69)
Treasury stock, 1,235,575 and 1,186,438 shares at March 31, 2011 and December 31, 2010, respectively	(9,259)	(8,715)
Total shareholders’ equity	32,859	31,134
Total liabilities and shareholders’ equity	$45,929	$43,621

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In thousands, except share data)	2011	2010

Net sales	$20,694	$14,208
Cost of sales	13,762	9,019

Gross profit	6,932	5,189

Operating expenses:
Engineering, design and product development	769	745
Selling and marketing	1,519	1,583
General and administrative	1,856	1,879
	4,144	4,207

Operating income	2,788	982
Interest and other income:
Interest, net	4	2
Other, net	15	6
	19	8

Income before income taxes	2,807	990
Income tax provision	982	361
Net income	$1,825	$629

Net income per common share:
Basic	$0.19	$0.07
Diluted	$0.19	$0.07

Shares used in per-share calculation:
Basic	9,446	9,349
Diluted	9,702	9,522

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income	$1,825	$629
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	140	171
Incremental tax benefits from stock options exercised	(48)	(4)
Depreciation and amortization	384	399
Gain on sale of fixed assets	-	(1)
Foreign currency transaction gain	(15)	(5)
Changes in operating assets and liabilities:
Receivables	(3,807)	837
Inventories	(319)	(2,586)
Refundable income taxes	-	270
Other current assets	(186)	79
Other assets	(1)	4
Accounts payable	579	1,163
Accrued liabilities and other liabilities	190	(155)
Net cash (used in) provided by operating activities	(1,258)	801

Cash flows from investing activities:
Purchases of fixed assets	(122)	(209)
Additions to capitalized software	(318)	-
Proceeds from sale of assets	-	1
Net cash used in investing activities	(440)	(208)

Cash flows from financing activities:
Proceeds from stock option exercises	107	86
Purchases of common stock for treasury	(544)	-
Incremental tax benefits from stock options exercised	48	4
Net cash (used in) provided by financing activities	(389)	90

Effect of exchange rate changes on cash	(3)	(7)

(Decrease) increase in cash and cash equivalents	(2,090)	676
Cash and cash equivalents, beginning of period	11,285	10,017
Cash and cash equivalents, end of period	$9,195	$10,693

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements

Multiple-Deliverable Revenue Arrangements:  In October 2009, the FASB established the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  Early adoption was permitted. We adopted this standard effective January 1, 2011 and it did not have an impact on our condensed consolidated financial statements.

Business combinations: In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date has been completed as of the beginning of the comparable prior annual reporting period.  The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  Adoption of this amended guidance did not have an impact on our consolidated financial results.

Goodwill impairment testing: In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing.  The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  These amendments were effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have an impact on our financial position, results of operations or cash flows.

3. Inventories

The components of inventories are:

	March 31,	December 31,
(In thousands)	2011	2010
Raw materials and purchased component parts	$5,376	$5,077
Work-in-process	-	2
Finished goods	7,764	7,716
	$13,140	$12,795

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued product warranty liability

We generally warrant our products for between 24 and 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2011:

Three months ended
(In thousands)	March 31, 2011
Balance, beginning of period	$249
Accruals for warranties issued during the period	51
Changes in estimates	52
Settlements during the period	(63)
Balance, end of period	$289

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
(In thousands, except per share data)	2011	2010
Net income	$1,825	$629

Shares:
Basic: Weighted average common shares outstanding	9,446	9,349
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	256	173
Diluted: Weighted average common and common equivalent shares outstanding	9,702	9,522

Net income per common share:
Basic	$0.19	$0.07
Diluted	$0.19	$0.07

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended March 31, 2011 and 2010, there were 149,750 and 257,250, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

6. Comprehensive income

The following table summarizes our comprehensive income:

	Three months ended
	March 31,
(In thousands)	2011	2010
Net income	$1,825	$629
Foreign currency translation adjustment	8	(8)
Total comprehensive income	$1,833	$621

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Stockholders’ equity
Changes in stockholders’ equity for the three months ended March 31, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,134
Net income	1,825
Proceeds from issuance of shares from exercise of stock options	107
Issuance of deferred stock units	141
Tax benefit related to employee stock sales and vesting of restricted stock	48
Share-based compensation expense	140
Purchases of common stock for treasury	(544)
Foreign currency translation adjustment	8
Balance at March 31, 2011	$32,859

We paid a portion of the 2010 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2011 and were fully vested at the time of grant.

8. Income taxes

We recorded an income tax provision for the first quarter of 2011 of $982,000 at an effective tax rate of 35.0%, compared to an income tax provision during the first quarter of 2010 of $361,000 at an effective tax rate of 36.5%.

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

As of March 31, 2011, we had $204,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  Within the next twelve months, we expect the total amount of unrecognized tax benefits to increase due to the recognition of certain credits.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic and Ithaca® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents. We focus on the following core markets: banking and point-of-sale (“POS”), casino and gaming, and lottery. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment: the design, development, assembly and marketing of transaction-based printers and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,  “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2010.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2011.

Intangible Software - Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all material software costs are capitalized within Intangible and other assets in our consolidated balance sheet until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We have determined that technological feasibility for our software products is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.

Results of Operations: Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2011		March 31, 2010		$	%
Banking and point-of-sale	$2,462	11.9%	$2,353	16.6%	$109	4.6%
Casino and gaming	6,954	33.6%	6,961	49.0%	(7)	(0.1%)
Lottery	7,542	36.4%	1,656	11.6%	5,886	355.4%
TransAct Services Group	3,736	18.1%	3,238	22.8%	498	15.4%
	$20,694	100.0%	$14,208	100.0%	$6,486	45.7%

International *	$5,422	26.2%	$4,713	33.2%	$709	15.0%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2011 increased $6,486,000, or 46%, from the same period last year due primarily to higher printer sales into our lottery (an increase of $5,886,000, or 355%) and banking and point-of-sale markets (an increase of $109,000, or 5%) as well as increased sales in TSG (an increase of $498,000, or 15%) partially offset by a $7,000, or less than 1% decrease from our casino and gaming market.  Overall, international sales increased $709,000, or 15%, largely due to higher international shipments of our printers in all three printer markets.  During the first quarter of 2011, our printer sales volume increased 72% to 72,000 units compared to the first quarter of 2010.  This increase in unit volume was led by the lottery market where our unit volume increased 391% from the prior year’s first quarter.  The average selling price of our printers decreased 10% in the first quarter of 2011 compared to the first quarter of 2010 as we sold significantly more lottery printers, which have lower average selling prices than our other printers.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide increased $109,000, or 5%, from the first quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2011		March 31, 2010		$	%
Domestic	$2,084	84.6%	$2,216	94.2%	$(132)	(6.0%)
International	378	15.4%	137	5.8%	241	175.9%
	$2,462	100.0%	$2,353	100.0%	$109	4.6%

Domestic banking and POS revenue decreased to $2,084,000, representing a $132,000, or 6%, decrease from the first quarter of 2010 primarily due to a 77% decrease in banking printer sales partially offset by an 8% increase in POS printer sales.  Banking printer sales decreased 77% in the first quarter of 2011 compared to the first quarter of 2010 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 2500 bank teller printers in the fourth quarter of 2010.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  POS printer sales increased 8% from the first quarter of 2010 due to higher sales of our two printer products for McDonalds, the Ithaca® 8000 and Ithaca® 8040.  We expect to continue to benefit from our relationship with McDonalds during 2011 as McDonalds continues and completes the roll out of its new POS system, which includes the grill initiative printer upgrades, to more than 14,000 U.S. stores and begins to expand the roll out to more than 18,000 international stores.

International banking and POS printer shipments increased $241,000, or 176%, to $378,000, due primarily to the roll out of the McDonalds POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments, as well as royalties related to our patented casino and gaming technology.  Sales of our casino and gaming printers decreased $7,000 or less than 1%, from the first quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2011		March 31, 2010		$	%
Domestic	$2,350	33.8%	$2,641	37.9%	$(291)	(11.0%)
International	4,604	66.2%	4,320	62.1%	284	6.6%
	$6,954	100.0%	$6,961	100.0%	$(7)	(0.1%)

Domestic sales of our casino and gaming printers decreased $291,000, or 11%, due largely to a decrease in sales of our thermal casino printers that we believe resulted from a significant customer purchasing a large stocking order in the fourth quarter of 2010 that resulted in no purchases in the first quarter of 2011 as well as the overall replacement cycle of slot machines being lower in the first quarter of 2011 as compared to the first quarter of 2010.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 as we expect to continue to gain market share.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales increased $284,000, or 7%, to $4,604,000 in the first quarter of 2011.  This increase was due primarily to an 83% increase in thermal casino printer sales to our European distributor as well as approximately $600,000 of sales of our off-premise gaming printer to a new customer for use in gaming machines in the U.K.  These increases were somewhat offset by an 88% decrease in thermal casino printer sales to our Australian distributor and Canadian OEM.  The decline in sales to our Canadian OEM was primarily due to sales of gaming machines into Italy during 2010 as the Italian government approved the installation of approximately 50,000 VLT games beginning in 2010.  Since a substantial portion of these games were installed during 2010, installations (and resulting printer sales) were significantly lower in the first quarter of 2011 as compared to the first quarter of 2010, and we expect such sales for the remainder of 2011 to continue to be lower than the comparable 2010 period.

Lottery:
Revenue from the lottery market includes sales of thermal lottery printers to GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.  Sales of our lottery products increased $5,886,000, or 355%, from the first quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2011		March 31, 2010		$	%
Domestic	$7,395	98.1%	$1,656	100.0%	$5,739	346.6%
International	147	1.9%	-	-	147	100.0%
	$7,542	100.0%	$1,656	100.0%	$5,886	355.4%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $5,886,000, or 355%, in the first quarter of 2011 compared to 2010, with domestic sales increasing $5,739,000 and international sales increasing $147,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders, we expect total sales to GTECH for 2011 to be significantly higher than those reported during 2010, particularly during the first half of 2011.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG increased $498,000, or 15%, from the first quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	March 31, 2011		March 31, 2010		$	%
Domestic	$3,443	92.2%	$2,982	92.1%	$461	15.5%
International	293	7.8%	256	7.9%	37	14.5%
	$3,736	100.0%	$3,238	100.0%	$498	15.4%

Domestic revenue from TSG increased $461,000, or 16%, largely due to an increase of 31% in sales of consumable products compared to the same period in 2010.  The increase in consumable products sales was primarily due to a 41% increase in sales of inkjet cartridges largely due to increased volume to existing customers as well as newly acquired customers.  In addition, sales of replacement parts increased 38%.  We expect TSG sales in 2011 to be consistent with 2010.

Internationally, TSG revenue increased $37,000, or 15%, to $293,000, due primarily to increased sales of consumable products.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$6,932	$5,189	33.6%	33.5%	36.5%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit increased $1,743,000, or 34%, to $6,932,000 and gross margin decreased to 33.5% from 36.5%.  Our gross profit increased and our gross margin decreased due to (1) a 46% increase in sales and (2) a less favorable sales mix as we sold more lower margin lottery printers and consumable products in the first quarter of 2011 compared to the first quarter of 2010.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$769	$745	3.2%	3.7%	5.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the first quarter of 2011 increased $24,000, or 3%, due primarily to an increase of $27,000 in employee compensation related expenses resulting largely from annual salary increases compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,519	$1,583	(4.0%)	7.3%	11.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the first quarter of 2011 decreased $64,000, or 4%, primarily due to $73,000 of lower employee compensation related expenses associated with decreased headcount within the sales and marketing departments as compared to the first quarter of 2010.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,856	$1,879	(1.2%)	9.0%	13.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $23,000, or 1%, due primarily to $88,000 in lower legal expenses related to business development and general corporate matters, $24,000 in lower severance charges, and $8,000 in lower information technology expenses.  These decreases were partially offset by an increase of $70,000 in employee compensation related expenses and $53,000 in recruitment expenses.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	March 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$2,788	$982	183.9%	13.5%	6.9%

During the first quarter of 2011, we reported operating income of $2,788,000, or 13.5% of net sales, compared to operating income of $982,000, or 6.9% of net sales in the first quarter of 2010.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from a 46% increase in net sales combined with lower operating expenses in the first quarter of 2011 compared to that of 2010.

Interest.  We recorded net interest income of $4,000 in the first quarter of 2011 compared to net interest income of $2,000 in the first quarter of 2010.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first quarter of 2011 compared to the first quarter of 2010.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $15,000 in the first quarter of 2011 compared to $6,000 in the first quarter of 2010.  The increase was primarily due to a higher foreign currency transaction exchange gain recorded by our U.K. subsidiary in the first quarter of 2011.

Income Taxes.  We recorded an income tax provision for the first quarter of 2011 of $982,000 at an effective tax rate of 35.0%, compared to an income tax provision during the first quarter of 2010 of $361,000 at an effective tax rate of 36.5%.  Our effective tax rate for the first quarter of 2010 was unusually high because it did not include any benefit from the federal research and development credit that expired at the end of 2009.  We expect our annual effective tax rate for 2011 to be between 34% and 35%.

Net Income.  We reported net income during the first quarter of 2011 of $1,825,000, or $0.19 per diluted share, compared to $629,000, or $0.07 per diluted share, for the first quarter of 2010.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2011, our cash flows primarily reflected the results of higher sales volume, purchases of treasury stock and  investment in the development of our new EPICENTRAL™ promotional printing system (“EPICENTRAL™”) for the casino market.  Our cash balance decreased $2,090,000, or 19%, from December 31, 2010 and we ended the first quarter of 2011 with $9,195,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash used in operations of $1,258,000 in the first three months of 2011 as compared to our cash provided by operations of $801,000 in the first three months of 2010:

During the first three months of 2011:
•	We reported net income of $1,825,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $524,000.
•	Accounts receivable increased $3,807,000 due to higher sales volume and the timing of sales during the quarter.
•
Inventories increased $319,000 due to higher stocking levels resulting from anticipated higher sales volume in the first half of 2011.  We expect our inventories to decline starting in the second quarter of 2011 as we ship our backlog of orders and reduce our inventory purchases.

•	Accounts payable increased $579,000 due to increased inventory purchases and the timing of payments during the quarter.
•
Accrued liabilities and other liabilities increased $190,000 due primarily to higher income tax liabilities resulting from a higher level of income before taxes, largely offset by lower payroll and fringe benefit related accruals based on the payment of 2010 annual bonuses in March 2011.

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

Investing activities:  Our capital expenditures were $122,000 and $209,000 in the first three months of 2011 and 2010, respectively.  Expenditures in 2011 included $89,000 for the purchase of computer equipment, $30,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2010 included $99,000 for the purchase of new product tooling, $85,000 for the purchase of computer equipment, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.

Our capitalized software development costs were $318,000 in the first three months of 2011.  These expenditures were for the development costs of our new EPICENTRAL™ promotional printing system for the casino market.

Capital expenditures, including capitalized software development costs, for 2011 are expected to be approximately $1,500,000 to $2,000,000, primarily for new product tooling and tooling enhancements for our existing products, as well as development costs for EPICENTRAL™.

Financing activities:  We used $389,000 of cash from financing activities during the first three months of 2011 due to the repurchase of $544,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $155,000.  During the first three months of 2010, we generated $90,000 of cash from financing activities from proceeds from stock option exercises.

Working Capital
Our working capital increased 7% to $27,204,000 at March 31, 2011 from $25,525,000 at December 31, 2010.  The increase in our working capital was largely due to higher accounts receivable balances and inventory balances offset by lower cash and cash equivalent balances and higher accounts payable balances resulting from higher sales and inventory purchases.  Our current ratio remained consistent at 3.2 as of March 31, 2011 and December 31, 2010.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2011.  The following table lists the financial covenants and the performance measurements at March 31, 2011:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2011
Operating cash flow / Debt service	Total Minimum of 1.25 times	88.9 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of March 31, 2011, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at March 31, 2011.

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

During the three months ended March 31, 2011, we repurchased 49,137 shares of our common stock for $544,000 at an average price per share of $11.06.  As of March 31, 2011, approximately $9,279,000 remains authorized for future repurchases under this program.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2010.  We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Resource Sufficiency
We believe that our cash on hand and cash flows generated from operations will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2010.  There has been no material changes in our exposure to market risk during the three months ended March 31, 2011.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There have been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

During the three months ended March 31, 2011, we repurchased 49,137 shares of our common stock for $544,000 at an average price per share of $11.06.  As of March 31, 2011, approximately $9,279,000 remains authorized for future repurchases under this program.  The following table summarizes the repurchase of our common stock in the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2011 – January 31, 2011	-	$-	-	$9,823,000
February 1, 2011 – February 28, 2011	-	-	-	$9,823,000
March 1, 2011 – March 31, 2011	49,137	11.06	49,137	$9,279,000
Total	49,137	$11.06	49,137

Item 6.  EXHIBITS

Exhibit 10.1	Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated May 27, 2008.

Exhibit 10.2	Amendment to Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated December 23, 2008.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 10, 2011	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ Christopher Galletta
Christopher Galletta
Corporate Controller
(Principal Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.1	Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated May 27, 2008.

10.2	Amendment to Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated December 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.