Form 10-Q
period 2011-08-11
TRANSACT TECHNOLOGIES INC
filed 2011-08-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common stock, $.01 par value	9,446,260

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(In thousands, except share data)	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$10,948	$11,285
Receivables, net	10,414	10,864
Inventories	12,704	12,795
Deferred tax assets	1,705	1,705
Other current assets	493	403
Total current assets	36,264	37,052

Fixed assets, net	3,604	4,071
Goodwill	1,469	1,469
Deferred tax assets	784	789
Intangible and other assets, net of accumulated amortization of $517 and $475, respectively	774	240
	6,631	6,569
Total assets	$42,895	$43,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,184	$8,342
Accrued liabilities	2,466	2,865
Deferred revenue	272	320
Total current liabilities	7,922	11,527

Deferred revenue, net of current portion	271	295
Deferred rent, net of current portion	375	393
Other liabilities	338	272
	984	960
Total liabilities	8,906	12,487

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at June 30, 2011 and December 31, 2010; 10,770,098 and 10,612,881 shares issued, respectively; 9,425,760 and 9,426,443 shares outstanding at June 30, 2011 and December 31, 2010, respectively	108	106
Additional paid-in capital	24,296	22,875
Retained earnings	20,204	16,937
Accumulated other comprehensive loss, net of tax	(61)	(69)
Treasury stock, 1,344,338 and 1,186,438 shares at June 30, 2011 and December 31, 2010, respectively	(10,558)	(8,715)
Total shareholders’ equity	33,989	31,134
Total liabilities and shareholders’ equity	$42,895	$43,621

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2011	2010	2011	2010

Net sales	$17,519	$16,443	$38,213	$30,651
Cost of sales	10,856	10,288	24,618	19,307

Gross profit	6,663	6,155	13,595	11,344

Operating expenses:
Engineering, design and product development	815	799	1,584	1,544
Selling and marketing	1,653	1,618	3,172	3,201
General and administrative	1,801	1,940	3,657	3,819
Business consolidation and restructuring (Note 5)	184	-	184	-
	4,453	4,357	8,597	8,564

Operating income	2,210	1,798	4,998	2,780
Interest and other income:
Interest, net	7	6	11	8
Other, net	2	2	17	8
	9	8	28	16

Income before income taxes	2,219	1,806	5,026	2,796
Income tax provision	777	661	1,759	1,022
Net income	$1,442	$1,145	$3,267	$1,774

Net income per common share:
Basic	$0.15	$0.12	$0.35	$0.19
Diluted	$0.15	$0.12	$0.34	$0.19

Shares used in per-share calculation:
Basic	9,388	9,394	9,417	9,371
Diluted	9,667	9,562	9,676	9,543

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income	$3,267	$1,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	299	300
Incremental tax benefits from stock options exercised	(326)	(14)
Depreciation and amortization	756	791
Loss (gain) on disposal of fixed assets	24	(2)
Foreign currency transaction gain	(18)	(6)
Changes in operating assets and liabilities:
Receivables	464	(2,535)
Inventories	117	(5,635)
Refundable income taxes	-	270
Other current assets	(102)	119
Other assets	(4)	4
Accounts payable	(3,158)	2,914
Accrued liabilities and other liabilities	44	954
Net cash provided by (used in) operating activities	1,363	(1,066)

Cash flows from investing activities:
Purchases of fixed assets	(262)	(550)
Additions to capitalized software	(569)	-
Proceeds from sale of assets	1	10
Net cash used in investing activities	(830)	(540)

Cash flows from financing activities:
Proceeds from stock option exercises	657	206
Purchases of common stock for treasury	(1,843)	-
Incremental tax benefits from stock options exercised	326	14
Payment of deferred financing costs	(6)	-
Net cash (used in) provided by financing activities	(866)	220

Effect of exchange rate changes on cash	(4)	(5)

Decrease in cash and cash equivalents	(337)	(1,391)
Cash and cash equivalents, beginning of period	11,285	10,017
Cash and cash equivalents, end of period	$10,948	$8,626

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K.

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements
Multiple-Deliverable Revenue Arrangements:  In October 2009, the Financial Accounting Standards Board (“FASB”) established the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  The amendments also establish a selling price hierarchy for determining the selling price of a deliverable.  Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements.  The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition.  The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  We adopted this standard effective January 1, 2011 and it did not have an impact on our condensed consolidated financial statements.

Business combinations: In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date has been completed as of the beginning of the comparable prior annual reporting period.  The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  Adoption of this amended guidance did not have an impact on our consolidated financial results.

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

Comprehensive income: In June 2011, the FASB issued an amendment on the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Inventories

The components of inventories are:

	June 30,	December 31,
(In thousands)	2011	2010
Raw materials and purchased component parts	$5,325	$5,077
Work-in-process	13	2
Finished goods	7,366	7,716
	$12,704	$12,795

4. Accrued product warranty liability

We generally warrant our products for between 24 and 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2011:

Six months ended
(In thousands)	June 30, 2011
Balance, beginning of period	$249
Accruals for warranties issued during the period	99
Changes in estimates	176
Settlements during the period	(154)
Balance, end of period	$370

The current portion of the accrued product warranty liability is included in accrued liabilities in the condensed consolidated balance sheets.

5. Restructuring and other charges
In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  As of June 30, 2011, all New Britain activities were successfully transferred. These restructuring activities reduced the number of employees and closed a facility which caused the Company to incur costs for employee termination benefits related to these employee reductions as well as lease termination costs and the disposal of fixed assets.  During the three months ended June 30, 2011, the Company recorded a restructuring charge of $184,000, in accordance with FASB Accounting Standards Codification (“ASC”) 420-10-25-4 “Exit or Disposal Cost Obligations.”  This charge has been included within business consolidation and restructuring expenses in the accompanying condensed consolidated statements of income.

The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended June 30, 2011 and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Three months ended
(In thousands)	June 30, 2011
Accrual balance, beginning of period	$-
Severance charges	134
Non-cancelable lease payments	26
Cash payments	-
Accrual balance, end of period	$160

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income	$1,442	$1,145	$3,267	$1,774

Shares:
Basic: Weighted average common shares outstanding	9,388	9,394	9,417	9,371
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	279	168	259	172
Diluted: Weighted average common and common equivalent shares outstanding	9,667	9,562	9,676	9,543

Net income per common share:
Basic	$0.15	$0.12	$0.35	$0.19
Diluted	$0.15	$0.12	$0.34	$0.19

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended June 30, 2011 and 2010, there were 163,750 and 379,750, respectively, potentially dilutive shares consisting of stock options and, in 2010, nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2011 and 2010, there were 163,750 and 252,250, respectively, potentially dilutive shares consisting of stock options and, in 2010, nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

7. Comprehensive income

The following table summarizes our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Net income	$1,442	$1,145	$3,267	$1,774
Foreign currency translation adjustment	-	-	8	(8)
Total comprehensive income	$1,442	$1,145	$3,275	$1,766

8. Stockholders' equity
Changes in stockholders’ equity for the six months ended June 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,134
Net income	3,267
Proceeds from issuance of shares from exercise of stock options	657
Issuance of deferred stock units	141
Tax benefit related to employee stock sales and vesting of restricted stock	326
Share-based compensation expense	299
Purchases of common stock for treasury	(1,843)
Foreign currency translation adjustment	8
Balance at June 30, 2011	$33,989

We paid a portion of the 2010 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2011 and were fully vested at the time of grant.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Income taxes

We recorded an income tax provision for the second quarter of 2011 of $777,000 at an effective tax rate of 35.0%, compared to an income tax provision during the second quarter of 2010 of $661,000 at an effective tax rate of 36.6%. For the six months ended June 30, 2011, we recorded an income tax provision of $1,759,000 at an effective tax rate of 35.0%, compared to an income tax provision during the six months ended June 30, 2010 of $1,022,000 at an effective tax rate of 36.6%.

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

As of June 30, 2011, we had $209,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  Within the next twelve months, we expect the total amount of unrecognized tax benefits to increase due to the recognition of certain credits.

10. Subsequent event

On August 2, 2011, we entered into an agreement to acquire substantially all the assets of Printrex, Inc., a leading manufacturer of specialty printers primarily sold into the oil and gas exploration market, for $4,000,000 plus contingent consideration related to new products under development.  The acquisition is expected to close in the third quarter of 2011, subject to customary closing conditions.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2010.  We have reviewed those policies and determined that, in addition to the policy noted below, they remain our critical accounting policies for the six months ended June 30, 2011.

Intangible Software - Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all material software costs are capitalized within Intangible and other assets in our condensed consolidated balance sheet until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We have determined that technological feasibility for our software products is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.

Results of Operations: Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended June 30, 2011 and 2010 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Banking and point-of-sale	$2,826	16.1%	$3,964	24.1%	$(1,138)	(28.7%)
Casino and gaming	5,947	34.0%	6,299	38.3%	(352)	(5.6%)
Lottery	4,973	28.4%	2,450	14.9%	2,523	103.0%
TransAct Services Group	3,773	21.5%	3,730	22.7%	43	1.2%
	$17,519	100.0%	$16,443	100.0%	$1,076	6.5%

International *	$4,260	24.3%	$5,024	30.6%	$(764)	(15.2%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2011 increased $1,076,000, or 7%, from the same period last year due primarily to higher printer sales into our lottery market (an increase of $2,523,000, or 103%), partially offset by a $1,138,000, or 29%, decrease from our banking and point-of-sale and a $352,000, or 6%, decrease from our casino and gaming markets.  Overall, international sales decreased $764,000, or 15%, largely due to lower international shipments of our casino and gaming printers as well as lower international sales in TSG.  During the second quarter of 2011, our printer sales volume increased 11% to 56,000 units compared to the second quarter of 2010.  This increase in unit volume was led by the lottery market where our unit volume increased 113% from the prior year’s second quarter, but somewhat offset by a 31% decline in unit volume from our banking and point-of-sale market.  The average selling price of our printers decreased 3% in the second quarter of 2011 compared to the second quarter of 2010 as we sold significantly more lottery printers, which have lower average selling prices than our other printers.

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased $1,138,000, or 29%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$2,534	89.7%	$3,645	92.0%	$(1,111)	(30.5%)
International	292	10.3%	319	8.0%	(27)	(8.5%)
	$2,826	100.0%	$3,964	100.0%	$(1,138)	(28.7%)

Domestic banking and POS printer revenue decreased to $2,534,000, representing a $1,111,000, or 31%, decrease from the second quarter of 2010 primarily driven by lower sales of our POS printers due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of an upgrade to its POS system in all its U.S. stores in 2010 that did not repeat in 2011.  Our domestic POS printer sales also declined in the second quarter of 2011 due in part to a 17% decrease in U.S. sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds to gradually decrease in the second half of 2011 as McDonalds nears the completion of the roll out of both its combined beverage initiative and new POS system (which includes the grill initiative printer upgrades) to its 14,000 U.S. stores.  Despite the decline in our POS printers, sales of our banking printers increased 38% in the second quarter of 2011 compared to the second quarter of 2010.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer revenue decreased $27,000, or 9%, to $292,000, due primarily to lower POS printer sales to our international distributor in Mexico in the second quarter of 2011, largely offset by the roll out of the McDonalds POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores, which we expect to continue to increase during the second half of 2011.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments, as well as royalties related to our patented casino and gaming technology.  Sales of our casino and gaming printers decreased $352,000, or 6%, from the second quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$2,406	40.5%	$2,108	33.5%	$298	14.1%
International	3,541	59.5%	4,191	66.5%	(650)	(15.5%)
	$5,947	100.0%	$6,299	100.0%	$(352)	(5.6%)

Domestic sales of our casino and gaming printers increased $298,000, or 14%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the second quarter of 2011 resulted from market share gains, as we believe the overall replacement cycle of slot machines was lower in the second quarter of 2011 as compared to the second quarter of 2010.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 as we expect to continue to gain market share.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased $650,000, or 16%, to $3,541,000 in the second quarter of 2011.  This decrease was due primarily to a 52% decrease in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe, somewhat offset by a 100% increase in sales to our distributors in Australia, Asia and the Philippines.  The decline in sales to our customers in Canada and Europe was primarily due to the sales of VLT gaming machines into Italy during 2010 as the Italian government approved the installation of approximately 50,000 VLT games.  Since the Italian government significantly slowed the pace of installation in 2011, our resulting printer sales were significantly lower in the second quarter of 2011 as compared to the second quarter of 2010, and we expect such sales for the remainder of 2011 to continue to be lower than the comparable 2010 period.

Lottery:
Revenue from the lottery market includes sales of thermal lottery printers to GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$4,753	95.6%	$2,248	91.8%	$2,505	111.4%
International	220	4.4%	202	8.2%	18	8.9%
	$4,973	100.0%	$2,450	100.0%	$2,523	103.0%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $2,523,000, or 103%, in the second quarter of 2011 compared to 2010, with domestic sales increasing $2,505,000 and international sales increasing $18,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.   Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for the remainder of 2011 to be significantly lower than those reported during the first half of 2011 due to the timing of orders.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG increased $43,000, or 1%.

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$3,566	94.5%	$3,418	91.6%	$148	4.3%
International	207	5.5%	312	8.4%	(105)	(33.7%)
	$3,773	100.0%	$3,730	100.0%	$43	1.2%

Domestic revenue from TSG increased $148,000, or 4%, largely due to an increase of 14% in sales of consumable products compared to the same period in 2010.  The increase in consumable products sales was primarily due to higher sales of inkjet cartridges to existing customers.  This increase was somewhat offset by a decline in service revenue related to a price reduction on a large service contract, and testing service revenue recorded in the second quarter of 2010 that did not recur in 2011.

Internationally, TSG revenue decreased $105,000, or 34%, to $207,000, due primarily to decreased sales of replacement parts.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$6,663	$6,155	8.3%	38.0%	37.4%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit increased $508,000, or 8%, to $6,663,000 and gross margin percentage increased to 38.0% from 37.4%.  Our gross profit increased and our gross margin percentage increased slightly due to a 7% increase in sales and lower manufacturing overhead expenses in the second quarter of 2011 compared to the second quarter of 2010.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$815	$799	2.0%	4.7%	4.9%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the second quarter of 2011 increased $16,000, or 2%, due primarily to an increase of $16,000 in outside testing and pre-production expenses related to new product development projects compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,653	$1,618	2.2%	9.4%	9.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the second quarter of 2011 increased $35,000, or 2%, primarily due to $23,000 increased travel related expenses, $20,000 increased trade show expenses and $15,000 increased professional fees compared to the prior year period.  These increases were partially offset by a decrease of $26,000 in other promotional marketing expenses.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,801	$1,940	(7.2%)	10.3%	11.8%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $139,000, or 7%, due primarily to $66,000 in decreased severance expenses, $29,000 in lower legal expenses related to business development and general corporate matters, $23,000 in lower information technology expenses and $19,000 in decreased travel related expenses.  These decreases were partially offset by a $20,000 increase in recruitment expenses during the second quarter of 2011 as compared to the second quarter of 2010.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$184	$-	100.0%	1.0%	-%

Business consolidation and restructuring expenses primarily include employee severance and termination expenses and facility closure expenses (including estimated non-cancelable lease payments and other costs).  In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  As of June 30, 2011, all New Britain activities were successfully transferred.  We do not expect to incur further expenses associated with the facility closing.  We expect the closing of this facility will result in annualized cost savings of $400,000, or $100,000 per quarter, beginning in the third quarter of 2011.  Also see Note 5 in the Consolidated Condensed Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$2,210	$1,798	22.9%	12.6%	10.9%

During the second quarter of 2011, we reported operating income of $2,210,000, or 12.6% of net sales, compared to operating income of $1,798,000, or 10.9% of net sales in the second quarter of 2010.  The increase in our operating income and operating margin was primarily due to higher gross profit resulting from a 7% increase in net sales combined with lower operating expenses as a percentage of net sales in the second quarter of 2011 compared to that of 2010.

Interest.  We recorded net interest income of $7,000 in the second quarter of 2011 compared to net interest income of $6,000 in the second quarter of 2010.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the second quarter of 2011 compared to the second quarter of 2010.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $2,000 in both the second quarter of 2011 and the second quarter of 2010.

Income Taxes.  We recorded an income tax provision for the second quarter of 2011 of $777,000 at an effective tax rate of 35.0%, compared to an income tax provision during the second quarter of 2010 of $661,000 at an effective tax rate of 36.6%.  Our effective tax rate for the second quarter of 2010 was unusually high because it did not include any benefit from the federal research and development credit that expired at the end of 2009.  We expect our annual effective tax rate for 2011 to be approximately 35%.

Net Income.  We reported net income during the second quarter of 2011 of $1,442,000, or $0.15 per diluted share, compared to $1,145,000, or $0.12 per diluted share, for the second quarter of 2010.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Banking and point-of-sale	$5,288	13.8%	$6,317	20.6%	$(1,029)	(16.3%)
Casino and gaming	12,901	33.8%	13,260	43.3%	(359)	(2.7%)
Lottery	12,515	32.8%	4,106	13.4%	8,409	204.8%
TransAct Services Group	7,509	19.6%	6,968	22.7%	541	7.8%
	$38,213	100.0%	$30,651	100.0%	$7,562	24.7%

International *	$9,682	25.3%	$9,737	31.8%	$(55)	(0.6%)

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2011 increased $7,562,000, or 25%, from the same period last year due primarily to higher printer sales into our lottery market (an increase of $8,409,000, or 205%) as well as increased sales in TSG (and increase of $541,000, or 8%), partially offset by a $1,029,000, or 16%, decrease from our banking and point-of-sale and a $359,000, or 3%, decrease from our casino and gaming markets.  Overall, international sales decreased $55,000, or less than 1%.  During the first half of 2011, our printer sales volume increased 39% to 128,000 units compared to the first half of 2010.  This increase in unit volume was led by the lottery market where our unit volume increased 225% as compared to the first half of 2010.  The average selling price of our printers decreased 7% in the first half of 2011 compared to the first half of 2010 as we sold significantly more lottery printers, which have lower average selling prices than our other printers.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide decreased approximately $1,029,000, or 16%.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$4,618	87.3%	$5,861	92.8%	$(1,243)	(21.2%)
International	670	12.7%	456	7.2%	214	46.9%
	$5,288	100.0%	$6,317	100.0%	$(1,029)	(16.3%)

Domestic banking and POS printer revenue decreased to $4,618,000, representing a $1,243,000, or 21%, decrease from the first half of 2010 primarily driven by lower sales of our POS printers due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of an upgrade to its POS system in all its U.S. stores in 2010 that did not repeat in 2011.  This decrease was coupled with a 5% decrease in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect U.S. sales for McDonalds to gradually decrease in the second half of 2011 as McDonalds nears the completion of the roll out of both its combined beverage initiative and new POS system (which includes the grill initiative printer upgrades) to its 14,000 U.S. stores.  Sales of our banking printers decreased 23% primarily due to sales of our BANKjet® 2500 printers to a customer in the first half of 2010 that did not recur in the first half of 2011.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer revenue increased $214,000, or 47%, to $670,000, due primarily to the roll out of the McDonalds POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in the first half of 2011 compared to the first half of 2010.

Casino and gaming:
Sales of our casino and gaming products decreased $359,000, or 3%, from the first half of 2010.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$4,756	36.9%	$4,749	35.8%	$7	0.1%
International	8,145	63.1%	8,511	64.2%	(366)	(4.3%)
	$12,901	100.0%	$13,260	100.0%	$(359)	(2.7%)

Domestic sales of our casino and gaming printers remained consistent, increasing $7,000, or less than 1%.  However, we believe our sales reflected market share gains during the first half of 2011, as we believe the overall replacement cycle of slot machines was lower in the first half of 2011 as compared to the first half of 2010.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 as we expect to continue to gain market share.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased $366,000, or 4%, to $8,145,000 in the first half of 2011.  This decrease was due primarily to a 31% decrease in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe.  This decrease was largely offset by approximately $800,000 of sales of our off premise gaming printer to a new customer for use in gaming machines in the U.K. as well as a 319% increase in sales to our customers in Asia.  The decline in sales to our customers in Canada and Europe was primarily due to sales of VLT gaming machines into Italy during 2010 as the Italian government approved the installation of approximately 50,000 VLT games.  Since the Italian government significantly slowed the pace of installations in 2011, our resulting printer sales were significantly lower in the first half of 2011 as compared to the first half of 2010, and we expect such sales for the remainder of 2011 to continue to be lower than the comparable 2010 period.

Lottery:

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$12,148	97.1%	$3,904	95.1%	$8,244	211.2%
International	367	2.9%	202	4.9%	165	81.7%
	$12,515	100.0%	$4,106	100.0%	$8,409	204.8%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $8,409,000, or 205%, in the first half of 2011 compared to the first half of 2010, due to the timing of orders, with domestic sales increasing approximately $8,244,000 and international sales increasing $165,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for the remainder of 2011 to be significantly lower than those reported during the first half of 2011 due to the timing of orders.

TransAct Services Group:
Sales from TSG increased $541,000, or 8%, from the first half of 2010.

	Six months ended		Six months ended		Change
(In thousands)	June 30, 2011		June 30, 2010		$	%
Domestic	$7,009	93.3%	$6,400	91.8%	$609	9.5%
International	500	6.7%	568	8.2%	(68)	(12.0%)
	$7,509	100.0%	$6,968	100.0%	$541	7.8%

Domestic revenue from TSG increased $609,000, or 10%, largely due to an increase of 22% in sales of consumables compared to the same period in 2010.  The increase in consumable products sales was primarily due to a 25% increase in sales of inkjet cartridges largely due to increased volume to existing customers as well as newly acquired customers.  In addition, sales of replacement parts increased 30%.  These increases were somewhat offset by a decline in service revenue related to a price reduction on a large service contract, and testing services revenue recorded in the second quarter of 2010 that did not recur in 2011.

Internationally, TSG revenue decreased $68,000, or 12%, to $500,000, due primarily to decreased sales of replacement parts.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Six months ended	$13,595	$11,344	19.8%	35.6%	37.0%

Gross profit increased $2,251,000, or 20%, to $13,595,000 and gross margin percentage decreased to 35.6% from 37.0%.  Our gross profit increased due to a 25% increase in sales.  Our gross margin percentage decreased due to a less favorable sales mix as we sold more lower margin lottery printers and consumable products in the first half of 2011 compared to the first half of 2010.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales - 2010
Six months ended	$1,584	$1,544	2.6%	4.1%	5.0%

Engineering, design and product development expenses increased $40,000, or 3%, to $1,584,000 due primarily to higher employee compensation related expenses resulting largely from annual salary increases of $28,000 compared to the first half of 2010.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Six months ended	$3,172	$3,201	(0.9%)	8.3%	10.4%

Selling and marketing expenses for the first half of 2011 decreased $29,000, or less than 1%, due primarily to approximately $66,000 of lower sales commission related expenses associated with decreased headcount within the sales departments.  In addition, selling and marketing expenses decreased $37,000 due to lower promotional marketing expenses.  These decreases were offset by $31,000 increased travel related expenses, $21,000 increased tradeshow expenses and $20,000 increased professional services compared to the prior year period.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Six months ended	$3,657	$3,819	(4.2%)	9.6%	12.5%

General and administrative expenses decreased $162,000, or 4%, due primarily to $89,000 in decreased severance expenses, $123,000 in lower legal expenses related to business development and general corporate matters and $22,000 in decreased travel related expenses.  These decreases were partially offset by a $73,000 increase in recruitment expenses during the first half of 2011 as compared to the first half of 2010.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Six months ended	$184	$-	100.0%	0.5%	-%

In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  As of June 30, 2011, all New Britain activities were successfully transferred.  We do not expect to incur further expenses associated with the facility closing.  We expect the closing of this facility will result in annualized cost savings of $400,000, or $100,000 per quarter, beginning in the third quarter of 2011.  Also see Note 5 in the Consolidated Condensed Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	June 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Six months ended	$4,998	$2,780	79.8%	13.1%	9.1%

During the first half of 2011, we reported operating income of $4,998,000, or 13.1% of net sales, compared to operating income of $2,780,000, or 9.1% of net sales in the first half of 2010.  The increase in our operating income and operating margin percentage was primarily due to higher gross profit resulting from a 25% increase in net sales and lower operating expenses as a percentage of net sales in the first half of 2011 compared to that of 2010.

Interest.  We recorded net interest income of $11,000 in the first half of 2011 compared to net interest income of $8,000 in the first half of 2010.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first half of 2011 compared to the first half of 2010.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $17,000 in the first half of 2011 compared to other income of $8,000 in the first half of 2010.  The increase was primarily due to a higher foreign currency transaction exchange gain recorded by our U.K. subsidiary in the first half of 2011.

Income Taxes.  We recorded an income tax provision for the first half of 2011 of $1,759,000 at an effective tax rate of 35.0% compared to an income tax provision for the first half of 2010 of $1,022,000 at an effective tax rate of 36.6%.  Our effective tax rate for the first half of 2010 was unusually high because it did not include any benefit from the federal research and development credit that expired at the end of 2009.  We expect our annual effective tax rate for 2011 to be approximately 35%.

Net Income.  We reported net income during the first half of 2011 of $3,267,000, or $0.34 per diluted share, compared to net income of $1,774,000, or $0.19 per diluted share, for the first half of 2010.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2011, our cash flows primarily reflected the results of higher sales volume, decreased inventory purchasing, purchases of treasury stock and investment in the development of our new EPICENTRAL™ promotional printing system (“EPICENTRAL”) for the casino market.  Our cash balance decreased $337,000, or 3%, from December 31, 2010 and we ended the first half of 2011 with $10,948,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operations of $1,363,000 in the first six months of 2011 as compared to our cash used in operations of $1,066,000 in the first six months of 2010:

During the first six months of 2011:
•	We reported net income of $3,267,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,055,000.
•	Accounts receivable decreased $464,000 due to the timing of sales during the quarter.
•	Inventories decreased $117,000 as we shipped our backlog of orders and reduced our inventory purchases.
•	Accounts payable decreased $3,158,000 due to decreased inventory purchases and the timing of payments during the quarter.
•	Incremental tax benefits from stock options exercised of $326,000.

During the first six months of 2010:
•	We reported net income of $1,774,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,091,000.
•	Accounts receivable increased $2,535,000 due to higher sales volume and the timing of sales during the quarter.
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

Investing activities:  Our capital expenditures were $262,000 and $550,000 in the first six months of 2011 and 2010, respectively.  Expenditures in 2011 included $137,000 for the purchase of computer equipment and software, $64,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2010 included $322,000 for the purchase of new product tooling, $192,000 for the purchase of computer equipment and software, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.

Our capitalized software development costs were $569,000 in the first six months of 2011.  These expenditures were for the development costs of EPICENTRAL.

Capital expenditures, including capitalized software development costs, for 2011 are expected to be approximately $1,500,000, primarily for new product tooling and tooling enhancements for our existing products, as well as development costs for EPICENTRAL.

Financing activities:  We used $866,000 of cash from financing activities during the first half of 2011 due to the repurchase of $1,843,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $983,000.  During the first half of 2010, we generated $220,000 of cash from financing activities primarily from proceeds from stock option exercises.

Working Capital
Our working capital increased 11% to $28,342,000 at June 30, 2011 from $25,525,000 at December 31, 2010.  Our current ratio increased to 4.6 as of June 30, 2011 compared to 3.2 at December 31, 2010.  The increase in our working capital and current ratio was largely due to lower accounts payable balances resulting from decreased inventory purchases.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2011.  The following table lists the financial covenants and the performance measurements at June 30, 2011:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2011
Operating cash flow / Debt service	Total Minimum of 1.25 times	80.6 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of June 30, 2011, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at June 30, 2011.

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

During the six months ended June 30, 2011, we repurchased 157,900 shares of our common stock for $1,843,000 at an average price per share of $11.67.  As of June 30, 2011, approximately $7,980,000 remains authorized for future repurchases under this program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2010.  There has been no material changes in our exposure to market risk during the six months ended June 30, 2011.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2011, we repurchased 157,900 shares of our common stock for $1,843,000 at an average price per share of $11.67.  As of June 30, 2011, approximately $7,980,000 remains authorized for future repurchases under this program.  The following table summarizes the repurchase of our common stock in the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
April 1, 2011 – April 30, 2011	108,763	$11.94	108,763	$7,980,000
May 1, 2011 – May 31, 2011	-	-	-	$7,980,000
June 1, 2011 – June 30, 2011	-	-	-	$7,980,000
Total	108,763	$11.94	108,763

Item 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 12, 2011	Steven A. DeMartino
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