Form 10-Q
period 2011-11-14
TRANSACT TECHNOLOGIES INC
filed 2011-11-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common stock, $.01 par value	9,464,088

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$7,934	$11,285
Receivables, net	10,318	10,864
Inventories	14,692	12,795
Deferred tax assets	1,705	1,705
Other current assets	709	403
Total current assets	35,358	37,052

Fixed assets, net	3,498	4,071
Goodwill	2,444	1,469
Deferred tax assets	789	789
Intangible assets, net of accumulated amortization of $607 and $475, respectively	2,936	221
Other assets	65	19
	9,732	6,569
Total assets	$45,090	$43,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,392	$8,342
Accrued liabilities	2,812	2,865
Deferred revenue	189	320
Total current liabilities	8,393	11,527

Deferred revenue, net of current portion	251	295
Deferred rent, net of current portion	367	393
Other liabilities	1,026	272
	1,644	960
Total liabilities	10,037	12,487

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 authorized at September 30, 2011 and December 31, 2010; 10,825,598 and 10,612,881 shares issued, respectively; 9,456,088 and 9,426,443 shares outstanding at September 30, 2011 and December 31, 2010, respectively	108	106
Additional paid-in capital	24,761	22,875
Retained earnings	21,043	16,937
Accumulated other comprehensive loss, net of tax	(69)	(69)
Treasury stock, 1,369,510 and 1,186,438 shares at September 30, 2011 and December 31, 2010, respectively	(10,790)	(8,715)
Total shareholders’ equity	35,053	31,134
Total liabilities and shareholders’ equity	$45,090	$43,621

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2011	2010	2011	2010

Net sales	$14,111	$16,369	$52,324	$47,020
Cost of sales	8,761	10,812	33,379	30,119

Gross profit	5,350	5,557	18,945	16,901

Operating expenses:
Engineering, design and product development	848	717	2,432	2,261
Selling and marketing	1,458	1,540	4,630	4,741
General and administrative	1,919	1,669	5,576	5,488
Business consolidation and restructuring (Note 6)	-	-	184	-
	4,225	3,926	12,822	12,490

Operating income	1,125	1,631	6,123	4,411
Interest and other income (expense):
Interest, net	7	(21)	18	(13)
Other, net	(17)	(14)	-	(6)
	(10)	(35)	18	(19)

Income before income taxes	1,115	1,596	6,141	4,392
Income tax provision	276	544	2,035	1,566
Net income	$839	$1,052	$4,106	$2,826

Net income per common share:
Basic	$0.09	$0.11	$0.44	$0.30
Diluted	$0.09	$0.11	$0.43	$0.30

Shares used in per-share calculation:
Basic	9,471	9,401	9,435	9,382
Diluted	9,661	9,595	9,651	9,576

See notes to condensed consolidated financial statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income	$4,106	$2,826
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	445	434
Incremental tax benefits from stock options exercised	(439)	(32)
Depreciation and amortization	1,177	1,176
Deferred income taxes	-	631
Loss (gain) on disposal of fixed assets	24	(2)
Foreign currency transaction (gain) loss	(2)	6
Changes in operating assets and liabilities:
Receivables	1,292	(1,713)
Inventories	(1,108)	(4,981)
Refundable income taxes	-	270
Other current assets	(318)	7
Other assets	(9)	1
Accounts payable	(3,055)	1,111
Accrued liabilities and other liabilities	380	612
Net cash provided by operating activities	2,493	346

Cash flows from investing activities:
Purchases of fixed assets	(472)	(896)
Additions to capitalized software	(568)	-
Acquisitions	(4,000)	-
Proceeds from sale of assets	1	10
Net cash used in investing activities	(5,039)	(886)

Cash flows from financing activities:
Proceeds from stock option exercises	863	261
Purchases of common stock for treasury	(2,075)	(177)
Incremental tax benefits from stock options exercised	439	32
Payment of deferred financing costs	(18)	-
Net cash (used in) provided by financing activities	(791)	116

Effect of exchange rate changes on cash	(14)	(4)

Decrease in cash and cash equivalents	(3,351)	(428)
Cash and cash equivalents, beginning of period	11,285	10,017
Cash and cash equivalents, end of period	$7,934	$9,589

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

Business combinations: In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro forma financial information for business combinations.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date has been completed as of the beginning of the comparable prior annual reporting period.  The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We adopted this guidance on January 1, 2011 and included the required disclosure of pro forma data for the acquisition of Printrex, Inc. in Note 3.

Goodwill impairment testing: In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing.  The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  These amendments were effective for fiscal years and interim periods beginning January 1, 2011 and did not have an impact on our financial position, results of operations or cash flows.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment.  An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for us on January 1, 2012. We do not anticipate that this amendment will have a material impact on our financial statements.

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

3. Business Acquisitions

On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex, Inc. (“Printrex”) for $4,000,000 in cash and contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical markets.  Printrex serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed primarily to expand our product offerings into the oil and gas exploration and medical markets.  As of September 30, 2011, we have not finalized the assignment of goodwill related to the Printrex acquisition.
As of September 30, 2011, we have not yet finalized all the working capital adjustments with the seller.  As a result, the purchase price allocation may change in future reporting periods, although we do not anticipate that these changes will be significant.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed related to the Printrex acquisition:

August 19, 2011
(In thousands)	Printrex
Purchase Price Allocation:
Receivables	$747
Inventories	780
Fixed assets	11
Other current assets	6
Intangible assets	2,280
Goodwill	975
Other assets	22
Liabilities related to contingencies	(680)
Other liabilities	(141)
Total purchase price	$4,000
Intangible Assets:
Customer relationships	$1,300
Trademark	480
Developed technology	420
Other	80
Total Intangible assets	$2,280
Intangible Asset Weighted Average Amortization Period:
Customer relationships	6 years
Trademark	10 years
Developed technology	9 years
Other	1.2 years
Total weighted average	7.2 years
The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi period excess earnings method.  The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach.
The fair value of trade accounts receivables acquired is $624,000 and other receivables is $123,000.  The gross contractual amount due on these trade accounts receivable is $639,000, of which $15,000 is expected to be uncollectible.
We entered into a contingent liability with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from $100,000 to $1,800,000.  The fair value of the contingent consideration arrangement of $680,000 was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Business Acquisitions (continued)

Key assumptions include a discount rate range of 5% to 6% and a probability-adjusted level of gross profit between $1,300,000 and $7,000,000.
The Printrex acquisition resulted in recognition of $975,000 of goodwill, which is deductible for tax purposes.  This goodwill largely consists of expected synergies resulting from the acquisition.  Key areas of potential cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant manufacturing overhead and operating expenses.  We also anticipate that the transaction will produce growth synergies as a result of applying TransAct’s sales and engineering expertise to Printrex’s products.
The change in carrying value of goodwill for the three months ended September 30, 2011 was as follows (in thousands):

Balance at June 30, 2011	$1,469
August 2011 Printrex acquisition	975
Balance at September 30, 2011	$2,444
We incurred acquisition-related costs of $144,000 during the quarter ended September 30, 2011.  These costs included legal, accounting, valuation and other professional services and were included in general and administrative expenses in the Condensed Consolidated Statements of Income.
The Printrex acquisition contributed $521,000 to net sales and ($44,000) to earnings in the third quarter of 2011.  The earnings amount of ($44,000) includes the after-tax impact of $56,000 of amortization expense from the intangible assets acquired from Printrex.  The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Printrex occurred on January 1, 2010.  This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Nine months ended September 30,
(In thousands)	2011	2010
Revenues	$56,049	$51,148
Net income	$4,378	$2,866

4. Inventories

The components of inventories are:

	September 30,	December 31,
(In thousands)	2011	2010
Raw materials and purchased component parts	$7,165	$5,077
Work-in-process	58	2
Finished goods	7,469	7,716
	$14,692	$12,795

5. Accrued product warranty liability

We generally warrant our products for between 12 and 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2011:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Accrued product warranty liability (continued)
Nine months ended
(In thousands)	September 30, 2011
Balance, beginning of period	$249
Accruals for warranties issued during the period	129
Accrual for acquired Printrex warranties	25
Changes in estimates	326
Settlements during the period	(255)
Balance, end of period	$474

The current portion of the accrued product warranty liability is included in accrued liabilities in the Condensed Consolidated Balance sheets.

6. Restructuring and other charges
In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility because these printers have been replaced by our thermal lottery printers.  As of June 30, 2011, all activities at the New Britain service facility ceased. These restructuring activities reduced the number of employees and closed a facility, which caused the Company to incur costs for employee termination benefits related to these employee reductions as well as lease termination costs and the disposal of fixed assets.  During the three and nine months ended September 30, 2011, the Company recorded a restructuring charge of zero and $184,000, in accordance with FASB Accounting Standards Codification (“ASC”) 420-10-25-4 “Exit or Disposal Cost Obligations.”  This charge has been included within business consolidation and restructuring expenses in the accompanying Condensed Consolidated Statements of Income.

The following table summarizes the activity recorded in accrued restructuring expenses during the three and nine months ended September 30, 2011 and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
(In thousands)
Accrual balance, beginning of period	$160	$-
Severance charges	-	134
Non-cancelable lease payments	-	26
Cash payments	(67)	(67)
Accrual balance, end of period	$93	$93
7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net income	$839	$1,052	$4,106	$2,826

Shares:
Basic: Weighted average common shares outstanding	9,471	9,401	9,435	9,382
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	190	194	216	194
Diluted: Weighted average common and common equivalent shares outstanding	9,661	9,595	9,651	9,576

Net income per common share:
Basic	$0.09	$0.11	$0.44	$0.30
Diluted	$0.09	$0.11	$0.43	$0.30

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Earnings per share (continued)

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended September 30, 2011 and 2010, there were 163,750 and 372,750, respectively, potentially dilutive shares consisting of stock options and, in 2010, nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2011 and 2010, there were 163,750 and 372,750, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock, that were excluded from the calculation of earnings per diluted share.

8. Comprehensive income

The following table summarizes our comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net income	$839	$1,052	$4,106	$2,826
Foreign currency translation adjustment	(8)	9	-	1
Total comprehensive income	$831	$1,061	$4,106	$2,827

9. Stockholders' equity
Changes in stockholders’ equity for the nine months ended September 30, 2011 were as follows (in thousands):

Balance at December 31, 2010	$31,134
Net income	4,106
Proceeds from issuance of shares from exercise of stock options	863
Issuance of deferred stock units	141
Tax benefit related to employee stock sales and vesting of restricted stock	439
Share-based compensation expense	445
Purchases of common stock for treasury	(2,075)
Foreign currency translation adjustment	-
Balance at September 30, 2011	$35,053

We paid a portion of the 2010 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2011 and were fully vested at the time of grant.
10. Income taxes

We recorded an income tax provision for the third quarter of 2011 of $276,000 at an effective tax rate of 24.8%, compared to an income tax provision during the third quarter of 2010 of $544,000 at an effective tax rate of 34.1%. For the nine months ended September 30, 2011, we recorded an income tax provision of $2,035,000 at an effective tax rate of 33.1%, compared to an income tax provision during the nine months ended September 30, 2010 of $1,566,000 at an effective tax rate of 35.7%. Our effective tax rate for the third quarter of 2011 was lower than the prior year rate due to the favorable impact of recognition of $53,000 of certain discrete tax benefits.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2010 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the consolidated financial statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination.

As of September 30, 2011, we had $187,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  Within the next twelve months, we expect the total amount of unrecognized tax benefits to increase due to the recognition of certain credits.

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

Overview
TransAct Technologies Incorporated designs, develops, assembles, markets and services world-class transaction printers under the Epic, Ithaca(R) and Printrex(R) brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: banking and point-of-sale, casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and printer-related service, supplies and spare parts.

On August 19, 2011, we completed the acquisition of Printrex for $4,000,000 in cash and contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration market.  Printrex serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed to complement our existing product offerings.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Form 10-K for the year ended December 31, 2010.  We have reviewed those policies and determined that, in addition to the policy noted below, they remain our critical accounting policies for the nine months ended September 30, 2011.

Intangible Software - Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all material software costs are capitalized within Intangible assets in our condensed consolidated balance sheet until the product is available for general release to customers.  Judgment is required in determining when technological feasibility of a product is established.  We have determined that technological feasibility for our software products is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.

Results of Operations: Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Banking and point-of-sale	$2,818	20.0%	$5,046	30.8%	$(2,228)	(44.2%)
Casino and gaming	5,861	41.5%	5,048	30.8%	813	16.1%
Lottery	1,551	11.0%	2,318	14.2%	(767)	(33.1%)
Printrex	464	3.3%	-	-%	464	100%
TransAct Services Group	3,417	24.2%	3,957	24.2%	(540)	(13.6%)
	$14,111	100.0%	$16,369	100.0%	$(2,258)	(13.8%)

International *	$3,285	23.3%	$3,704	22.6%	$(419)	(11.3%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2011 decreased $2,258,000, or 14%, from the same period last year due primarily to lower printer sales into our banking and point-of-sale (a decrease of $2,228,000, or 44%) and lottery markets (a decrease of $767,000, or 33%) as well as lower sales from our TSG (a decrease of $540,000, or 14%).  These decreases were partially offset by an $813,000, or 16%, increase in printer sales from our casino and gaming market and $464,000 of sales of Printrex printers resulting from the acquisition of Printrex, Inc. on August 19, 2011.  Overall, international sales decreased $419,000, or 11%, largely due to lower international shipments of our casino and gaming and lottery printers as well as lower international sales in TSG.  During the third quarter of 2011, our printer sales volume decreased 21% to 40,000 units compared to the third quarter of 2010.  This decrease in unit volume resulted primarily from a 45% and 29% decline in unit volume from our banking and point-of-sale market and lottery market, respectively, from the prior year’s third quarter, somewhat offset by a 13% increase in unit volume from our casino and gaming market.  The average selling price of our printers increased 9% in the third quarter of 2011 compared to the third quarter of 2010, due to (1) sales of Printrex printers which have significantly higher average selling prices than all our other printers and (2) increased sales of casino and gaming printers which have higher average selling prices than our other printers (excluding Printrex).

Banking and point-of-sale:
Revenue from the banking and point-of-sale (“POS”) market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  Sales of our banking and POS printers worldwide decreased $2,228,000, or 44% from the third quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$2,667	94.6%	$4,914	97.4%	$(2,247)	(45.7%)
International	151	5.4%	132	2.6%	19	14.4%
	$2,818	100.0%	$5,046	100.0%	$(2,228)	(44.2%)

Domestic banking and POS printer revenue decreased to $2,667,000, representing a $2,247,000, or 46%, decrease from the third quarter of 2010 primarily driven by a 51% decrease in U.S. sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect sales for McDonalds to continue to decrease in the fourth quarter of 2011 compared to the third quarter of 2011 as McDonalds nears the completion of the roll out of both its combined beverage initiative and new POS system (which includes the grill initiative printer upgrades) to its 14,000 U.S. stores.  Our POS printer sales also decreased from the third quarter of 2010 due to a 44% decline in sales of our Ithaca® 280 thermal receipt printer to an existing customer as part of a POS system upgrade project in all of its U.S. stores in 2010 that did not repeat in 2011.  Sales of our banking printers also decreased 51% due to sales to a bank customer to upgrade its bank teller stations utilizing our BANKjet® 2500 bank teller printer in the third quarter 2010 that did not recur in the third quarter 2011.  Although we continue to pursue banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer revenue increased $19,000, or 14%, to $151,000, due primarily to the roll out of the McDonalds POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores, which we expect to continue during the fourth quarter of 2011.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments, as well as royalties related to our patented casino and gaming technology.  Sales of our casino and gaming printers increased $813,000, or 16%, from the third quarter of 2010.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$2,989	51.0%	$1,886	37.4%	$1,103	58.5%
International	2,872	49.0%	3,162	62.6%	(290)	(9.2%)
	$5,861	100.0%	$5,048	100.0%	$813	16.1%

Domestic sales of our casino and gaming printers increased $1,103,000, or 59%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales during the third quarter of 2011 resulted from a combination of new casino openings and market share gains, as we believe the overall replacement cycle of slot machines was lower in the third quarter of 2011 as compared to the third quarter of 2010.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 due to market share gains.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures for the remainder of 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased $290,000, or 9%, to $2,872,000 in the third quarter of 2011.  This decrease was due primarily to a 14% decline in thermal casino printer sales resulting largely from a 32% decrease in sales to customers in Australia and Asia.  In addition, sales of our off-premise thermal gaming printers declined 1% in the third quarter of 2011 compared to the third quarter of 2010, as a 36% decline in sales in Australia and Asia due to a large OEM customer that did not order any printers in the third quarter 2011 was almost entirely offset by a sales increase of 33% to our European distributor.

Lottery:
Revenue from the lottery market includes sales of thermal lottery printers to GTECH Corporation (“GTECH”), the world’s largest provider of lottery terminals, for various lottery applications.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$1,548	99.8%	$2,200	94.9%	$(652)	(29.6%)
International	3	0.2%	118	5.1%	(115)	(97.5%)
	$1,551	100.0%	$2,318	100.0%	$(767)	(33.1%)

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, decreased $767,000, or 33%, in the third quarter of 2011 compared to 2010, with domestic sales decreasing $652,000 and international sales decreasing $115,000.  Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for the fourth quarter of 2011 to be lower than those reported during the third quarter of 2011 due to the timing of orders.

Printrex:
Revenue from Printrex includes sales of wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Revenue from this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$414	89.2%	$-	-%	$414	100.0%
International	50	10.8%	-	-%	50	100.0%
	$464	100.0%	$-	-%	$464	100.0%

Printrex printers contributed sales of $464,000 during the third quarter of 2011.  Such sales were included for the period from August 19, 2011, the closing date of our acquisition of Printrex, through September 30, 2011.  As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for the third quarter of 2010.  We expect sales of Printrex printers for the fourth quarter of 2011 to be between approximately $1,200,000 and $1,400,000.

TransAct Services Group:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales from TSG decreased $540,000, or 14%.

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$3,208	93.9%	$3,665	92.6%	$(457)	(12.5%)
International	209	6.1%	292	7.4%	(83)	(28.4%)
	$3,417	100.0%	$3,957	100.0%	$(540)	(13.6%)

Domestic revenue from TSG decreased $457,000, or 13%, largely due to a decrease of 23% in sales of consumable products due to lower sales of inkjet cartridges to existing customers.  In addition, service revenue declined 51% from the third quarter of 2010 due to a price reduction on a large service contract and testing services revenue declined 100% as a project in the third quarter of 2010 did not recur in 2011.  Revenue from testing services is project oriented, and as a result, we cannot predict the level of future sales.  These decreases were somewhat offset by a 63% increase in sales of replacement parts due to the timing of orders from a large customer in the third quarter of 2011 compared to the third quarter of 2010.  Printrex contributed approximately $52,000 to TSG revenue for the third quarter of 2011.

Internationally, TSG revenue decreased $83,000, or 28%, to $209,000, due primarily to lower sales of repair services and accessories.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$5,350	$5,557	(3.7%)	37.9%	33.9%

Gross profit is measured as revenue less cost of goods sold.  Cost of goods sold includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from contract manufacturers.  Gross profit decreased $207,000, or 4%, to $5,350,000 and gross margin percentage increased to 37.9% from 33.9%.  Our gross profit decreased due to a 14% decline in sales and a 400 basis point improvement in the gross margin percentage.  Our gross margin percentage increased primarily from a more favorable sales mix as we sold proportionately more casino and gaming printers and fewer lower margin POS and lottery printers in the third quarter of 2011 compared to the third quarter of 2010.  Sales of higher margin Printrex products also contributed to our increased gross margin percentage in the third quarter of 2011.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$848	$717	18.3%	6.0%	4.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and product design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses for the third quarter of 2011 increased $131,000, or 18%, due primarily to an increase of $92,000 in employee compensation expenses related mostly to the addition of engineering staff from our acquisition of Printrex compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,458	$1,540	(5.3%)	10.3%	9.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Selling and marketing expenses for the third quarter of 2011 decreased $82,000, or 5%, primarily due to $47,000 decreased travel related expenses, $53,000 decreased sales commissions, $16,000 decreased demo printer expenses, and a $52,000 decrease in other promotional marketing expenses.  These decreases were partially offset by an increase of $54,000 in professional fees and $45,000 of Printrex related selling and marketing expenses.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,919	$1,669	15.0%	13.6%	10.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $250,000, or 15%, due primarily to $162,000 of transaction and integration expenses related to the acquisition of Printrex, $56,000 of amortization of intangible assets acquired from Printrex, $39,000 in higher professional fees, $29,000 in higher information technology expenses and $18,000 in increased severance expenses.  These increases were partially offset by a $72,000 decrease in certain state and local taxes during the third quarter of 2011 as compared to the third quarter of 2010.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Three months ended	$1,125	$1,631	(31.0%)	8.0%	10.0%

During the third quarter of 2011, we reported operating income of $1,125,000, or 8.0% of net sales, compared to operating income of $1,631,000, or 10.0% of net sales in the third quarter of 2010.  The decrease in our operating income and operating margin was primarily due to lower gross profit resulting from a 14% decrease in net sales combined with higher operating expenses (resulting largely from the acquisition of Printrex) as a percentage of net sales in the third quarter of 2011 compared to that of 2010.

Interest Income (Expense).  We recorded net interest income of $7,000 in the third quarter of 2011 compared to net interest expense of $21,000 in the third quarter of 2010.  The increase in net interest income is due to increased interest income earned on a higher average cash balance in the first nine months of 2011 compared to the first nine months of 2010.  Interest expense incurred in the third quarter of 2010 was affected by $24,000 related to certain prior years’ state and local tax liabilities.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first nine months of 2011 compared to the first nine months of 2010.  See “Liquidity and Capital Resources” below for more information.

Other Expense.  We recorded other expense of $17,000 in the third quarter of 2011 compared to $14,000 in the third quarter of 2010.  Other expense in both periods primarily consisted of foreign currency transaction exchange losses recorded by our U.K. subsidiary.

Income Taxes.  We recorded an income tax provision for the third quarter of 2011 of $276,000 at an effective tax rate of 24.8%, compared to an income tax provision during the third quarter of 2010 of $544,000 at an effective tax rate of 34.1%.  Our effective tax rate for the third quarter of 2011 was unusually low because it was favorably impacted by the recognition of $53,000 of certain discrete tax benefits.  We expect our annual effective tax rate for 2011 to be between 33% and 34%.

Net Income.  We reported net income during the third quarter of 2011 of $839,000, or $0.09 per diluted share, compared to $1,052,000, or $0.11 per diluted share, for the third quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Banking and point-of-sale	$8,106	15.5%	$11,363	24.2%	$(3,257)	(28.7%)
Casino and gaming	18,762	35.8%	18,308	38.9%	454	2.5%
Lottery	14,066	26.9%	6,424	13.7%	7,642	119.0%
Printrex	464	0.9%	-	-%	464	100%
TransAct Services Group	10,926	20.9%	10,925	23.2%	1	-%
	$52,324	100.0%	$47,020	100.0%	$5,304	11.3%

International *	$12,967	24.8%	$13,441	28.6%	$(474)	(3.5%)

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2011 increased $5,304,000, or 11%, from the same period last year due primarily to higher printer sales into our lottery (an increase of $7,642,000, or 119%) and casino and gaming (an increase of $454,000, or 3%) markets and $464,000 of sales of Printrex printers resulting from the acquisition of Printrex, Inc. on August 19, 2011, partially offset by a $3,257,000, or 29%, decrease from our banking and point-of-sale market.  Overall, international sales decreased $474,000, or 4%.  During the first nine months of 2011, our printer sales volume increased 18% to 168,000 units compared to the first nine months of 2010.  This increase in unit volume was driven primarily by the lottery market where our unit volume increased 132% as compared to the first nine months of 2010, somewhat offset by a 30% decline in unit volume from the banking and POS market.  The average selling price of our printers decreased 2% in the first nine months of 2011 compared to the first nine months of 2010 as we sold significantly more lottery printers, which have lower average selling prices than our other printers.

Banking and point-of-sale:
Sales of our banking and POS printers worldwide decreased approximately $3,257,000, or 29%.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$7,285	89.9%	$10,775	94.8%	$(3,490)	(32.4%)
International	821	10.1%	588	5.2%	233	39.6%
	$8,106	100.0%	$11,363	100.0%	$(3,257)	(28.7%)

Domestic banking and POS printer revenue decreased to $7,285,000, representing a $3,490,000, or 32%, decrease from the first nine months of 2010 primarily driven by lower sales of our POS printers due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of a POS system upgrade project in all its U.S. stores in 2010 that did not repeat in 2011.  This decrease was coupled with a 29% decrease in sales of our two printer products for McDonalds for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect U.S. sales for McDonalds to decrease in the fourth quarter of 2011 as McDonalds nears the completion of the roll out of both its combined beverage initiative and new POS system (which includes the grill initiative printer upgrades) to its 14,000 U.S. stores.  Sales of our banking printers decreased 37% primarily due to sales to a bank customer to upgrade its bank teller stations utilizing our BANKjet® 2500 bank teller printer in the first nine months of 2010 that did not recur in the first nine months of 2011.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer revenue increased $233,000, or 40%, to $821,000, due primarily to the roll out of the McDonalds POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in the first nine months of 2011 compared to the first nine months of 2010, which we expect to continue during the fourth quarter of 2011.

Casino and gaming:
Sales of our casino and gaming products increased $454,000, or 3%, from the first nine months of 2010.

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$7,745	41.3%	$6,635	36.2%	$1,110	16.7%
International	11,017	58.7%	11,673	63.8%	(656)	(5.6%)
	$18,762	100.0%	$18,308	100.0%	$454	2.5%

Domestic sales of our casino and gaming printers increased $1,110,000, or 17%, due largely to an increase in sales of our thermal casino printers.  We believe that our increased casino printer sales resulted from a combination of new casino openings and market share gains during the first nine months of 2011, as we believe the overall replacement cycle of slot machines was lower in the first nine months of 2011 as compared to the first nine months of 2010.  Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2011, we expect our domestic casino sales to be higher in 2011 than in 2010 due to market share gains.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures for the remainder of 2011, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased $656,000, or 6%, to $11,017,000 in the first nine months of 2011.  This decrease was due primarily to a 16% decline in thermal casino printer sales resulting largely from a 28% decrease in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe.  This decline was primarily due to sales of VLT gaming machines into Italy during 2010 as the Italian government approved the installation of approximately 50,000 VLT games.  Since the Italian government significantly slowed the pace of installations in 2011, our resulting printer sales were significantly lower in the first nine months of 2011 as compared to the first nine months of 2010, and we expect such sales for the remainder of 2011 to continue to be lower than the comparable 2010 period.  Sales of our off-premise thermal gaming printers increased 24% in the first nine months of 2011 compared to the same period of 2010 due largely to a 49% increase in sales to a distributor and new OEM customer in Australia and Asia as well as an 8% increase in sales to our European distributor.

Lottery:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$13,696	97.4%	$6,104	95.0%	$7,592	124.4%
International	370	2.6%	320	5.0%	50	15.6%
	$14,066	100.0%	$6,424	100.0%	$7,642	119.0%

Domestic and international printer sales to GTECH, which include thermal on-line and other lottery printers, increased $7,642,000, or 119%, in the first nine months of 2011 compared to the first nine months of 2010, due to the timing of orders, with domestic sales increasing approximately $7,592,000 and international sales increasing $50,000. Our quarterly sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly year over year.  Our sales to GTECH are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for the fourth quarter of 2011 to be lower than those reported during the third quarter of 2011 due to the timing of orders.

Printrex:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$414	89.2%	$-	-%	$414	100.0%
International	50	10.8%	-	-%	50	100.0%
	$464	100.0%	$-	-%	$464	100.0%

Printrex printers contributed sales of $464,000 during the first nine months of 2011.  Such sales were included for the period from August 19, 2011, the closing date of our acquisition of Printrex, through September 30, 2011.  As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for the first nine months of 2010.  We expect sales of Printrex printers for the fourth quarter of 2011to be between approximately $1,200,000 and $1,400,000.

TransAct Services Group:

	Nine months ended		Nine months ended		Change
(In thousands)	September 30, 2011		September 30, 2010		$	%
Domestic	$10,217	93.5%	$10,065	92.1%	$152	1.5%
International	709	6.5%	860	7.9%	(151)	(17.6%)
	$10,926	100.0%	$10,925	100.0%	$1	-%

Domestic revenue from TSG increased $152,000, or 2%, largely due to an increase of 42% in sales of replacement parts as well as an increase of 5% in sales of consumables compared to the same period in 2010.  The increase in consumable products sales was primarily due to a 7% increase in sales of inkjet cartridges largely due to increased volume to existing customers as well as newly acquired customers.  These increases were somewhat offset by a decline in service revenue related to a price reduction on a large service contract, and testing services revenue recorded in the first nine months of 2010 that did not recur in 2011.  Printrex contributed approximately $52,000 to TSG revenue for first nine months of 2011.

Internationally, TSG revenue decreased $151,000, or 18%, to $709,000, due primarily to decreased sales of replacement parts.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Nine months ended	$18,945	$16,901	12.1%	36.2%	35.9%

Gross profit increased $2,044,000, or 12%, to $18,945,000 and gross margin percentage increased to 36.2% from 35.9%.  Our gross profit increased primarily due to an 11% increase in sales.  Our gross margin percentage remained relatively consistent as a decline in sales of higher margin banking and POS printers was almost entirely offset by an increase in sales of lower margin lottery printers in the first nine months of 2011 compared to the first nine months of 2010.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales - 2010
Nine months ended	$2,432	$2,261	7.6%	4.6%	4.8%

Engineering, design and product development expenses increased $171,000, or 8%, to $2,432,000 due primarily to an increase of $119,000 in employee compensation expenses related mostly to the addition of engineer staff from our acquisition of Printrex compared to the prior year period.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Nine months ended	$4,630	$4,741	(2.3%)	8.8%	10.1%

Selling and marketing expenses for the first nine months of 2011 decreased $111,000, or 2%, primarily due to $119,000 decreased sales commissions and an $82,000 decrease in other promotional marketing expenses.  These decreases were partially offset by an increase of $74,000 in professional fees and $45,000 of Printrex related selling and marketing expenses.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Nine months ended	$5,576	$5,488	1.6%	10.7%	11.7%

General and administrative expenses increased $88,000, or 2%, due primarily to $68,000 higher employee compensation expense due to increased headcount, $68,000 higher recruitment expense, $56,000 of amortization relating to intangible assets acquired from Printrex and $41,000 in higher professional fees.  In addition, transaction and integration expenses increased $50,000, as we incurred $162,000 of such expenses related to the acquisition of Printrex in the first nine months of 2011 compared to $112,000 of such expenses related to a transaction that was not consummated in the prior year period.  These increases were partially offset by an $85,000 decrease in certain state and local taxes and penalties and a $71,000 decrease in severance during the first nine months of 2011 as compared to the first nine months of 2010.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Nine months ended	$184	$-	100.0%	0.4%	-%

In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  As of June 30, 2011, all activities at the New Britain service facility ceased.  We do not expect to incur further expenses associated with the facility closing.  We expect the closing of this facility will result in annualized cost savings of $400,000, or $100,000 per quarter.  Also see Note 6 in the Consolidated Condensed Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	September 30,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Nine months ended	$6,123	$4,411	38.8%	11.7%	9.4%

During the first nine months of 2011, we reported operating income of $6,123,000, or 11.7% of net sales, compared to operating income of $4,411,000, or 9.4% of net sales in the first nine months of 2010.  The increase in our operating income and operating margin percentage was primarily due to higher gross profit resulting from an 11% increase in net sales in the first nine months of 2011 compared to that of 2010.

Interest Income (Expense).  We recorded net interest income of $18,000 in the first nine months of 2011 compared to net interest expense of $13,000 in the first nine months of 2010.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first nine months of 2011 compared to the first nine months of 2010.  See “Liquidity and Capital Resources” below for more information.

Other Income (Expense).  We recorded no other income in the first nine months of 2011 compared to other expense of $6,000 in the first nine months of 2010.  Other expense for the 2010 period related primarily to a foreign currency transaction exchange loss recorded by our U.K. subsidiary.

Income Taxes.  We recorded an income tax provision for the first nine months of 2011 of $2,035,000 at an effective tax rate of 33.1% compared to an income tax provision for the first nine months of 2010 of $1,566,000 at an effective tax rate of 35.7%.  Our effective tax rate for the first nine months of 2010 was unusually high because it did not include any benefit from the federal research and development credit that expired at the end of 2009.  In addition, our effective tax rate for the first nine months of 2011 was favorably impacted by the recognition of $53,000 of certain discrete tax benefits.  We expect our annual effective tax rate for 2011 to be between 33% and 34%.

Net Income.  We reported net income during the first nine months of 2011 of $4,106,000, or $0.43 per diluted share, compared to net income of $2,826,000, or $0.30 per diluted share, for the first nine months of 2010.

Liquidity and Capital Resources

Cash Flow
During the first nine months of 2011, our cash balance decreased $3,351,000, or 30%, from December 31, 2010 and we ended the first nine months of 2011 with $7,934,000 in cash and cash equivalents and no debt outstanding.  Our cash flows primarily reflected the results of higher sales volume, the acquisition of Printrex, increased inventory purchasing, purchases of treasury stock and investment in the development of our new EPICENTRAL™ promotional printing system (“EPICENTRAL”) for the casino market.

Operating activities:  The following significant factors affected our cash provided by operations of $2,493,000 in the first nine months of 2011 as compared to our cash provided by operations of $346,000 in the first nine months of 2010:

During the first nine months of 2011:
•	We reported net income of $4,106,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,622,000, including $56,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $1,292,000 due to lower sales volume and the timing of sales during the quarter.
•	Inventories increased $1,108,000 due to lower than anticipated sales volume in the first nine months of 2011.
•	Accounts payable decreased $3,055,000 due to lower inventory purchases and the timing of payments during the quarter.
•	Incremental tax benefits from stock options exercised of $439,000.

During the first nine months of 2010:
•	We reported net income of $2,826,000.
•	We recorded non-cash deferred income tax expense of $631,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,610,000.
•	Accounts receivable increased $1,713,000 due to higher sales volume and the timing of sales during the year.
•	Inventories increased $4,981,000 as we increased stocking levels of our supply of lower cost, fully-built printers from our contract manufacturer in China in the first half of 2010.
•	Accounts payable increased $1,111,000 due to the timing of payments during the quarter ended September 30, 2010.
•
Accrued liabilities and other liabilities increased $612,000 due primarily to higher incentive compensation and fringe benefit related accruals as well as increased income taxes payable resulting from a higher level of income before taxes.

Investing activities: On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex for $4,000,000 in cash and contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medial markets.

Our capital expenditures were $472,000 and $896,000 in the first nine months of 2011 and 2010, respectively.  Expenditures in 2011 included $217,000 for the purchase of computer equipment and software, $179,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Expenditures in 2010 included $615,000 for the purchase of new product tooling, $230,000 for the purchase of computer equipment and software, and the remaining amount primarily for the purchase of engineering and manufacturing equipment.

Our capitalized software development costs were $568,000 in the first nine months of 2011.  These expenditures were for the development costs of EPICENTRAL.

Capital expenditures, including capitalized software development costs, for 2011 are expected to be approximately $1,300,000, primarily for new product tooling and tooling enhancements for our existing products, as well as development costs for EPICENTRAL.

Financing activities:  We used $791,000 of cash from financing activities during the first nine months of 2011 due to the repurchase of $2,075,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $1,302,000.  During the first nine months of 2010, we generated $116,000 of cash from financing activities from proceeds and tax benefits from stock option exercises of $293,000 offset by the repurchase of $177,000 of Company stock.

Working Capital
Our working capital increased 6% to $26,965,000 at September 30, 2011 from $25,525,000 at December 31, 2010.  Our current ratio increased to 4.2 as of September 30, 2011 compared to 3.2 at December 31, 2010.  The increase in our working capital and current ratio was largely due to lower accounts payable, somewhat offset by a lower cash balance.

Credit Facility and Borrowings
On November 28, 2006, we signed a five-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank, N.A. (“TD Bank”). The credit facility provides for a $20,000,000 revolving credit line expiring on November 28, 2011.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are collateralized by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $94,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2011.  The following table lists the financial covenants and the performance measurements at September 30, 2011:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2011
Operating cash flow / Debt service	Total Minimum of 1.25 times	103.4 times
Funded Debt / EBITDA	Maximum of 3.25 times	0 times

As of September 30, 2011, we had no balances outstanding on the revolving credit line.  Undrawn commitments under the TD Bank Credit facility were $20,000,000 at September 30, 2011.  We expect to renew the TD Bank Credit Facility during the fourth quarter of 2011.

Stock Repurchase Program
On May 27, 2010, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.

During the nine months ended September 30, 2011, we repurchased 183,072 shares of our common stock for $2,075,000 at an average price per share of $11.33.  As of September 30, 2011, approximately $7,748,000 remains authorized for future repurchases under this program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the fiscal year ended December 31, 2010.  There has been no material changes in our exposure to market risk during the nine months ended September 30, 2011.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not plan to include Printrex in the scope of our assessment of internal control over financial reporting as of and for the year ended December 31, 2011 as we acquired the assets of Printrex in a purchase business combination on August 19, 2011.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2010, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.

During the nine months ended September 30, 2011, we repurchased 183,072 shares of our common stock for $2,075,000 at an average price per share of $11.33.  As of September 30, 2011, approximately $7,748,000 remains authorized for future repurchases under this program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
July 1, 2011 – July 31, 2011	-	$-	-	$7,980,000
August 1, 2011 – August 31, 2011	7,300	9.05	7,300	$7,914,000
September 1, 2011 – September 30, 2011	17,872	9.31	17,872	$7,748,000
Total	25,172	$9.24	25,172

Item 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 14, 2011	Steven A. DeMartino
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