Form 10-K
period 2011-12-31
TRANSACT TECHNOLOGIES INC
filed 2012-03-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $104,500,000 based on the last sale price on June 30, 2011.

As of February 29, 2012, the registrant had outstanding 9,410,562 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the TransAct Technologies Incorporated Proxy Statement to be filed with the Securities and Exchange Commission (SEC) within 120 days after the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops, assembles, markets and services world-class transaction printers under the Epic, Ithaca® and Printrex® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data.  We focus on the following core markets: banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile.  We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), selected distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We have one primary operating facility and eastern region service center located in Ithaca, NY, our printer sales headquarters and western region service center in Las Vegas, NV, a manufacturing facility located in San Jose, CA, which will be closed and incorporated into our Ithaca facility by August 2012, a European sales and service center in the United Kingdom, a sales office located in Macau and two other sales offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

On August 19, 2011, we completed the acquisition of Printrex, Inc. (“Printrex”) for $4,000,000 in cash and potential future contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical and mobile markets.  Printrex serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed to complement our existing product offerings.

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and marketing of transaction and specialty printers and printer-related service, supplies and spare parts.

Products, Services and Distribution Methods
Printers
TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers utilizing inkjet, thermal and impact printing technology for applications, primarily in the banking, POS, casino and gaming, lottery, oil and gas and medical and mobile markets.  Our printers are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color.  In addition to our configurable printers, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

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

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming establishments worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Video lottery terminals (“VLT”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through regional distributors (four in the United States and Asia, one in Europe and Africa, two in Latin America and one in Australia).  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributors.

We have also developed a new software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that will allow casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine. With EPICENTRALTM, casinos will be able to utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Printrex:  Printrex printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  In addition, we sell wide format thermal printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. We primarily sell our Printrex products directly to drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales force and one manufacturer’s representative located in Texas.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 80% of our printer production is through two third-party contract manufacturers in China, with the remaining 20% of products assembled in our Ithaca, NY and San Jose, CA facilities largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY and San Jose, CA.  Critical component parts and subassemblies include inkjet, thermal and impact printheads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, purchases of component parts have declined while purchases of fully-assembled printers produced by our contract manufacturers have increased.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer, and to a much lesser extent, a second foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturer, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2012 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with the HP inkjet cartridge are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains stable and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be any less favorable than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

Patents and Proprietary Information
We have significantly expanded our patent portfolio over the past ten years, and expect to continue to do so in the future.  We also believe our patent portfolio could provide additional opportunities to license our intellectual property in the future.  We hold 27 United States and 20 foreign patents and have 8 United States and 25 foreign patent applications pending pertaining to our products.  The duration of these patents range from 6 to 16 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Certain Customers
GTECH is our most significant customer.  We currently have an ongoing OEM purchase agreement, as amended in February 2006 (the “GTECH Thermal Printer Agreement”) with GTECH that provides for the sale of thermal on-line lottery printers and spare parts, at fixed prices, through June 28, 2012.  We expect to renew this agreement prior to its expiration in 2012. In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH New Thermal Printer Agreement”).  Under the terms of the new agreement, we will provide GTECH with their next generation thermal lottery printers for various lottery applications.  The terms of the new agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH through January 2015.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2011	2010	2009
GTECH	26%	12%	19%
Customer A	13%	14%	10%
Customer B	*	*	12%

* Customers represented less than 10% of total net sales

Backlog
Our backlog of firm orders was approximately $7,261,000 as of February 29, 2012, compared to $12,764,000 as of February 28, 2011.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2012.

Competition
The market for transaction-based and specialty printers is extremely competitive, and we expect such competition to continue in the future.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than us.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the banking and POS market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell.  We also compete, to a much lesser extent, with Transaction Printer Group (“TPG”), Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Resources, Inc., Addmaster, and Samsung/Bixolon.  Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

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

In the Printrex market, we compete with the Imaging Systems Group, Inc. (“iSys”), GSI Group and others. We compete in this market based largely on our ability to provide specialized, custom-engineered products.

The TSG business is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers, depending on the geographic area.

Our strategy for competing in our markets is to continue to develop new products (hardware and software) and product line extensions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our products utilize certain inkjet, thermal and impact printing technology.  If other technologies, or variations to existing technologies, were to evolve or become available to us, it is possible that we would incorporate these technologies into our products.  Alternatively, if such technologies were to evolve or become available to our competitors, our products could become obsolete, which would have a significant negative impact on our business.

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $3,418,000, $3,000,000 and $2,788,000 in 2011, 2010 and 2009, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM, that enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $682,000 and $129,000 as of December 31, 2011 and 2010, respectively.  The total amount charged to cost of sales for capitalized software development costs was approximately $62,000 in 2011 with no such charges in 2010.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2011, TransAct and our subsidiaries employed 134 persons, of whom 130 were full-time and 4 were temporary employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 17 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks attendant to our foreign operations are described in Item 1A below.

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

Our business could be negatively affected as a result of actions by activist shareholders.
We recently received a notice from a significant shareholder that encourages our Board of Directors to undertake an extensive review of all strategic opportunities that, in the opinion of such shareholder, would best position us for future growth in addition to maximizing shareholder value. If shareholder activism continues or increases, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because:

•	responding to actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management; and
•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

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

There can be no assurance that we will be able to successfully implement our growth strategy, or that we can successfully manage expanded operations.  As we expand, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion.  Failure to manage growth effectively could adversely affect our results of operations and financial condition.

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

We have outsourced a large portion of the assembly of our printers to two contract manufacturers and will be dependent on them for the manufacturing of such printers.  A failure by these contract manufacturers, or any disruption in such manufacturing, may adversely affect our business results.
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers to contract manufacturers in Asia.

However, to the extent we rely on a third-party service provider for manufacturing services, we may incur increased business continuity risks.  We will no longer be able to exercise control over the assembly of certain of our printers or any related operations or processes, including the internal controls associated with operations and processes conducted and the quality of our products assembled by contract manufacturers.  If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected.

In addition, if either contract manufacturer experiences business difficulties or fails to meet our manufacturing needs, then we may be unable to meet production requirements, may lose revenue and may not be able to maintain relationships with our customers.  Without the contract manufacturers continuing to manufacture our products and the continuing operation of the contract manufacturers’ facilities, we will have limited means for the final assembly of a majority of our printers until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

The contract manufacturers have access to our intellectual property, which increases the risk of infringement or misappropriation of this intellectual property.

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
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2011, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 25,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  If any analyst were to discontinue coverage of our common stock, our trading volume may be further reduced.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Intangible computer software costs may not be recoverable.
Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  To the extent technological feasibility of products is not achieved, related capitalized computer software costs may not be recoverable.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business.  Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2011 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and Printrex and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Global engineering, design, assembly and service facility	73,900	Leased	June 30, 2012
Las Vegas, Nevada	Service center and casino and gaming sales office	13,700	Leased	December 31, 2016
San Jose, California	Manufacturing facility	8,730	Leased	August 19, 2012
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Georgia and New York	Two regional sales offices	300	Leased	Various
Macau, China	Sales office	180	Leased	June 30, 2012
		110,710

Item 3. Legal Proceedings.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 29, 2012, there were 471 holders of record of the common stock.  The high and low sales prices of the common stock reported during each quarter of the years ended December 31, 2011 and 2010 were as follows:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	High	Low	High	Low
First Quarter	$11.89	$9.31	$7.83	$6.25
Second Quarter	13.03	11.06	7.90	6.88
Third Quarter	12.44	8.08	8.16	6.83
Fourth Quarter	8.01	5.89	9.75	7.50

No dividends on common stock have been declared and we do not anticipate declaring dividends in the foreseeable future.  Our credit agreement with TD Bank prohibits the payment of cash dividends on our common stock for the term of the agreement.

Issuer Purchases of Equity Securities
On May 27, 2010, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  In March 2012, the Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000. During the fourth quarter of 2011, we repurchased 92,183 shares of our common stock for approximately $605,000 at an average price per share of $6.56.  For the year ended December 31, 2011, we repurchased 275,255 shares of common stock for approximately $2,680,000, at an average price of $9.74 per share, under the Stock Repurchase Program.  From January 1, 2005 through December 31, 2011, we repurchased a total of 1,461,693 shares of common stock for approximately $11,395,000 under all of our stock repurchase programs, at an average price of $7.80 per share. We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the trade date.  At December 31, 2011, approximately $7,143,000 remains authorized for future repurchases under the Stock Repurchase Program.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2006 through December 31, 2011, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2006 in each of TransAct’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TransAct Technologies Incorporated Common Stock	$100.00	$57.71	$55.30	$83.61	$113.49	$87.47
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$108.47	$66.35	$95.38	$113.19	$113.81
Nasdaq Computer Manufacturer Stocks Index	$100.00	$146.29	$61.45	$134.97	$192.64	$226.04

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net sales	$65,969	$63,194	$58,346	$62,207	$48,766
Gross profit	24,626	22,548	18,829	20,950	15,996
Operating expenses	17,637	16,687	15,533	19,089	19,751
Operating income (loss)	6,989	5,861	3,296	1,861	(3,755)
Net income (loss)	4,676	3,904	2,140	1,444	(2,274)
Net income (loss) per share:
Basic	0.50	0.42	0.23	0.16	(0.24)
Diluted	0.49	0.41	0.23	0.15	(0.24)

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$42,740	$43,621	$34,899	$32,234	$30,414
Working capital	27,222	25,525	20,474	15,051	11,338
Shareholders’ equity	35,313	31,134	26,354	23,282	21,608

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

Overview
During 2011, we again concentrated our efforts on growing overall revenue in our existing markets, with particular emphasis on gaining market share in the U.S. casino market.  In addition, we also focused on increasing our gross profit and leveraging such increase to our operating income.  We believe we successfully achieved these objectives in 2011.  We increased our overall sales 4% and our U.S. casino and gaming printer sales 19%, despite a decline in the replacement cycle of slot machines within a difficult U.S. economy.  Our total printer shipments increased 6% to a record high of approximately 201,000 in 2011.  In addition, our gross margin, operating margin and earnings per share for 2011 each increased from 2010 reaching near record highs.  In August 2011, we completed the acquisition of Printrex, a worldwide leading manufacturer of high-performance specialty printers primarily sold into the oil and gas exploration and drilling market, for $4,000,000 in cash and potential future contingent consideration.  For the year ended December 31, 2011, Printrex contributed approximately $1,892,000 in sales (inclusive of Printrex TSG products) in just over four months and provided gross margins above TransAct’s historical average.

We continue to focus on sales growth in our core markets (banking and POS, casino and gaming, lottery, Printrex and TSG) to drive increased profitability.  During 2011, our total net sales increased 4% to approximately $65,969,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Banking and POS	$9,943	15.1%	$14,528	23.0%	$(4,585)	(31.6%)
Casino and gaming	24,955	37.8%	25,678	40.6%	(723)	(2.8%)
Lottery	14,933	22.6%	8,142	12.9%	6,791	83.4%
Printrex	1,710	2.6%	-	-%	1,710	100.0%
TSG	14,428	21.9%	14,846	23.5%	(418)	(2.8%)
Total net sales	$65,969	100.0%	$63,194	100.0%	$2,775	4.4%

Sales of our banking and POS printers decreased 32% in 2011 compared to 2010.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Opportunities in the banking market are project oriented and, as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2011, our banking printer sales decreased 37% primarily due to sales to a bank customer to upgrade its bank teller stations utilizing our BANKjet® 2500 bank teller printer in 2010 that did not recur in 2011, somewhat offset by higher sales of our BANKjet® 1500 printers.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers decreased 31% in 2011 primarily due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of a POS system upgrade project in all its U.S. stores in 2010 that did not repeat in 2011.  This decrease was coupled with a 33% decrease in sales of our two printer products for McDonald’s for its combined beverage initiative and its POS system upgrade and grill initiative as the rollout to its 14,000 U.S. stores was substantially completed during 2011. We intend to pursue sales to McDonald’s international stores (totaling more than 18,000 stores) during 2012.

Sales of our casino and gaming printers decreased 3% in 2011 compared to 2010.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, worldwide.  Domestic sales of our casino and gaming printers increased 19%, mostly due to market share gains in the casino market, as we believe the overall replacement cycle of slot machines was lower in 2011 as compared to 2010.  Our higher domestic sales were more than offset by a 15% decrease in international sales, mostly from lower sales of gaming machines into Italy where the government had approved gambling operators to install approximately 50,000 VLT games in 2010, of which only 30,000 have shipped so far.  Since a substantial portion of these games were installed during 2010, installations for 2011 were significantly lower.

In the lottery market, we continue to hold a leading position based on our long-term exclusive purchase agreement with GTECH, our largest customer and the world’s largest provider of lottery terminals.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to the new agreement, GTECH will exclusively purchase all of its requirements for thermal on-line lottery printers from us and we will exclusively sell such printers to GTECH through January 2015.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2011, total printer sales to GTECH increased approximately 86%, compared to 2010.  Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH’s overall business or revenue.

Sales in the Printrex market include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  Printrex printer sales of approximately $1,710,000 were included from the acquisition date of August 19, 2011 through December 31, 2011.

Our TransAct Services Group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for TransAct.  TSG sales decreased 3% in 2011 from 2010 primarily due to a decline in service revenue from our paper testing services program.  Companies who produce and sell paper products that are used in our printers, utilize this new service for a fee to have their product qualified for use in our printers.

Operationally, both our gross margin and operating margin showed significant improvement from 2010.  During 2011, our gross margin increased to a record high 37.3% compared to 35.7% in 2010 and our operating margin increased to 10.6% in 2011 compared to 9.3% in 2010.  Both our gross margin and operating margin increased due primarily to higher sales volume and a more favorable sales mix combined with a continued effort of cost control, specifically in lower production costs, in addition to sales of higher margin Printrex printers in 2011 compared to 2010.

We reported net income of $4,676,000 and net income per diluted share of $0.49 for 2011, compared to net income of $3,904,000 and net income per diluted share of $0.41 in 2010.  In terms of cash flow for 2011, we generated $2,096,000 of cash from operating activities and utilized $4,000,000 of cash for the acquisition of Printrex, $2,680,000 for treasury share repurchases and $1,256,000 for capital expenditures and capitalized software development resulting in cash and cash equivalents of $6,863,000 and no debt on our Consolidated Balance Sheet at December 31, 2011.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect both Balance Sheet items and Statement of Income categories.  Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances.  We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates.  Actual results may differ from the original estimates.

The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.  These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are therefore based on our judgment.  Please refer to Note 2 – Summary of significant accounting policies in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2011 was $70,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories – Our inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.  Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income.

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,518,000 of goodwill and $2,861,000 of definite-lived intangible assets at December 31, 2011. We have determined that no goodwill or intangible asset impairment has occurred based on our assessment during 2011.

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

Warranty – We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.  If actual future product repair rates or the actual costs of material and labor differ from the estimates, adjustments to the accrued warranty liability and related warranty expense would be made.

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2011, a contingent liability of $680,000 was recorded in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. See Note 4 to the Consolidated Financial Statements for further discussion.

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

Results of Operations: Year ended December 31, 2011 compared to year ended December 31, 2010

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2011 and 2010 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Banking and POS	$9,943	15.1%	$14,528	23.0%	$(4,585)	(31.6)%
Casino and gaming	24,955	37.8%	25,678	40.6%	(723)	(2.8)%
Lottery	14,933	22.6%	8,142	12.9%	6,791	83.4%
Printrex	1,710	2.6%	-	-%	1,710	100.0%
TSG	14,428	21.9%	14,846	23.5%	(418)	(2.8)%
	$65,969	100.0%	$63,194	100.0%	$2,775	4.4%

International*	$16,668	25.3%	$19,093	30.2%	$(2,425)	(12.7)%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2011 increased $2,775,000, or 4%, from 2010 due largely to a sales increase in our lottery market (an increase of approximately $6,791,000, or 83%) and $1,710,000 of sales of Printrex printers resulting from the acquisition of Printrex on August 19, 2011.  Sales from banking and POS decreased approximately $4,585,000, or 32%, sales from our casino and gaming market decreased approximately $723,000, or 3% and sales from our TSG market decreased approximately $418,000, or 3%.  Printer sales volume increased 6% to approximately 201,000 units while the average selling price of our printers remained relatively flat from 2010 to 2011.  The increase in unit volume was driven primarily by the lottery market where our unit volume increased 93% compared to 2010, somewhat offset by a 34% decline in unit volume from the banking and POS market. Overall, international sales decreased $2,425,000, or 13%, primarily driven by lower sales to the casino and gaming market.

Banking and POS:  Revenue from the banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  A summary of sales of our worldwide banking and POS printers for the years ended December 31, 2011 and 2010 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$8,968	90.2%	$13,447	92.6%	$(4,479)	(33.3)%
International	975	9.8%	1,081	7.4%	(106)	(9.8)%
	$9,943	100.0%	$14,528	100.0%	$(4,585)	(31.6)%

The decrease in domestic banking and POS printer revenue from 2010 was primarily driven by lower sales of our POS printers due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to an existing retail customer as part of a POS system upgrade project in all its U.S. stores in 2010 that did not repeat in 2011.  This decrease was coupled with a 37% decrease in U.S. sales of our two printer products for McDonald’s for its combined beverage initiative and its POS system upgrade and grill initiatives.  We expect U.S. sales for McDonald’s to be lower in 2012 compared to 2011 as McDonald’s has substantially completed of the roll out of both its combined beverage initiative and new POS system (which includes the grill initiative printer upgrades) to its 14,000 U.S. stores.  Sales of our banking printers decreased 37% primarily due to sales to a bank customer to upgrade its bank teller stations utilizing our BANKjet® 2500 bank teller printer in 2010 that did not recur in 2011.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for 2011 decreased 10% from 2010 due primarily to lower sales to international distributors in Europe, Latin America and the Pacific Rim. This decrease was largely offset by the roll out of the McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2011 compared to 2010, which we expect to continue during 2012.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments and royalties related to our patented casino and gaming technology.  A summary of sales of our worldwide casino and gaming printers for the years ended December 31, 2011 and 2010 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$11,007	44.1%	$9,287	36.2%	$1,720	18.5%
International	13,948	55.9%	16,391	63.8%	(2,443)	(14.9)%
	$24,955	100.0%	$25,678	100.0%	$(723)	(2.8)%

The increase in domestic sales of our casino and gaming printers is primarily due to an increase of 16% in sales of our thermal casino printers.  We believe that our increased casino printer sales during 2011 resulted from a combination of new casino openings and market share gains, as we believe the overall replacement cycle of slot machines was lower in 2011 as compared to 2010.  Even though we anticipate some improvement in the domestic slot machine replacement cycle in 2012, we expect our domestic casino sales to be higher in 2012 than in 2011 as we expect to also benefit from new casino openings we won in 2011 that will install in 2012 and continue to gain market share.  However, we believe the current uncertain economic environment could continue to negatively impact the casino industry’s level of capital expenditures in 2012, and as a result, our future sales to the domestic casino and gaming market could be unpredictable and adversely affected.

International casino and gaming printer sales decreased due primarily to a 15% decline in thermal casino printer sales resulting largely from a 27% decrease in our thermal casino printer sales to our OEM and distributor customers in Canada and Europe.  This decline was primarily due to higher sales of VLT gaming machines into Italy during 2010 from the government-approved installation of approximately 50,000 VLT games, of which only 30,000 have shipped so far.  Since the Italian government significantly slowed the pace of installations in 2011, our resulting printer sales were significantly lower in 2011 compared to 2010. Although we expect such sales to resume in 2012, we cannot predict the level of sales as it is dependent on the Italian government. Sales of our off-premise thermal gaming printers decreased 14% in 2011 compared to 2010 due largely to a 16% decrease in sales to a distributor and OEM customer in Australia and Asia as well as an 18% decrease in sales to our European distributor.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2011 and 2010 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$14,557	97.5%	$7,813	96.0%	$6,744	86.3%
International	376	2.5%	329	4.0%	47	14.3%
	$14,933	100.0%	$8,142	100.0%	$6,791	83.4%

Sales to GTECH for 2011 reached a near record level. However, our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  We expect total sales to GTECH for 2012 to be significantly lower than those reported during 2011.

Printrex:  Sales in the Printrex market include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also include wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  A summary of sales of our worldwide Printrex printers is as follows:

	Year ended
(In thousands)	December 31, 2011
Domestic	$1,391	81.3%
International	319	18.7%
	$1,710	100.0%

Printrex printers contributed sales of $1,710,000 during 2011. Such sales were included from the period from August 19, 2011, the closing date of our acquisition of Printrex, through December 31, 2011. As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for 2010. We expect sales of Printrex printers for 2012 to be between approximately $5,000,000 and $5,500,000.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2011 and 2010 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$13,378	92.7%	$13,554	91.3%	$(176)	(1.3%)
International	1,050	7.3%	1,292	8.7%	(242)	(18.7)%
	$14,428	100.0%	$14,846	100.0%	$(418)	(2.8)%

The decrease in domestic revenue from TSG is primarily due to a 4% decrease in sales of consumables, a decline in service revenue related to a price reduction on a large service contract, and testing services revenue recorded in 2010 that did not recur in 2011.  These decreases were largely offset by an increase of 51% in sales of replacement parts compared to 2010 in addition to Printrex sales of approximately $182,000.  We expect TSG sales in 2012 to be lower than in 2011.  Internationally, TSG revenue decreased due primarily to lower sales of replacement parts as compared to 2010.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales – 2010
Year ended	$24,626	$22,548	9.2%	37.3%	35.7%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturers.  Gross profit increased $2,078,000, or 9%, and gross margin improved 160 basis points due primarily to (1) a 4% increase in sales in 2011 compared to 2010, (2) lower product and production costs resulting from increased printer production in Asia and (3) the addition of higher margin Printrex printers in 2011 compared to 2010.  We expect our gross margin for 2012 to be higher than in 2011.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales – 2010
Year ended	$3,418	$3,000	13.9%	5.2%	4.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $418,000, or 14%, which was due primarily to the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $241,000, higher outside testing and pre-production expenses related to new product development during 2011 and slightly higher consulting expenses compared to 2010. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales – 2010
Year ended	$6,402	$6,407	-%	9.7%	10.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses were relatively flat compared to 2010 as lower sales commissions and promotional marketing expenses were almost fully offset by higher expenses associated with the Printrex acquisition. We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales – 2011	Total Sales – 2010
Year ended	$7,633	$7,280	4.8%	11.6%	11.5%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $353,000, or 5%, due primarily to higher transaction and integration costs of approximately $129,000 in addition to amortization of intangible assets of approximately $139,000, both related to the acquisition of Printrex. We expect general and administrative expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Year ended	$184	$-	100.0%	0.3%	-%

During 2011, we closed our New Britain, CT service facility which primarily serviced our first generation legacy impact printers for GTECH and incurred certain facility closure and severance costs.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  We do not expect to incur further expenses associated with the facility closing and believe that this action will result in annualized cost savings of approximately $400,000, or $100,000 per quarter.  Please also refer to Note 9 in the Consolidated Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales – 2010
Year ended	$6,989	$5,861	19.2%	10.6%	9.3%

The increase in our operating income and operating margin was primarily due to higher gross profit resulting from the 4% increase in net sales and a 160 basis point improvement in gross margin in 2011 compared to 2010 which was slightly offset by higher operating expenses due primarily to the Printrex acquisition.

Interest.  We recorded net interest income of $18,000 in 2011 compared to net interest expense of $9,000 in 2010.  The increase in net interest income is due to the $26,000 of interest expense incurred in 2010 related to certain prior years’ state and local tax liabilities that did not recur in 2011.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2011 and 2010.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $1,000 in 2011 compared to other expense of $25,000 in 2010.  The change from 2010 was primarily due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2010 compared to a small gain in 2011.

Income Taxes.  We recorded an income tax provision for 2011 of $2,332,000 at an effective tax rate of 33.3% compared to $1,923,000 at an effective tax rate of 33.0% for 2010.  The effective tax rate for 2011 increased slightly as compared to 2010 primarily due to higher state taxes from the acquisition of Printrex.  We expect our annual effective tax rate for 2012 to be approximately 34%.

Net Income.  We reported net income during 2011 of $4,676,000, or $0.49, per diluted share, compared to $3,904,000, or $0.41, per diluted share, for 2010.

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

Banking and POS:  Sales of our banking and POS printers worldwide decreased approximately $2,167,000, or 13%, from 2009 and a summary follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2010		December 31, 2009		$	%
Domestic	$13,447	92.6%	$15,480	92.7%	$(2,033)	(13.1)%
International	1,081	7.4%	1,215	7.3%	(134)	(11.0)%
	$14,528	100.0%	$16,695	100.0%	$(2,167)	(13.0)%

Domestic banking and POS printer revenue was $13,447,000, a 13% decrease from 2009, primarily driven by lower sales of our banking printers.  Sales of our banking printers decreased 79% in 2010 compared to 2009 due to the completion of a project by one of our large banking customers utilizing our BANKjet® 1500 bank teller printers in 2009 that did not recur in 2010.  This decrease was somewhat offset by the first year of volume sales of our BANKjet® 2500 printer.  Domestic sales of our POS printers increased approximately 52% largely due to sales of our two printer products for McDonald’s for its combined beverage initiative and its POS system upgrade and grill initiatives.  Sales of these printers increased approximately 121% during 2010 compared to 2009.

International banking and POS printer sales for 2010 decreased from 2009 by $134,000, or 11%, to $1,081,000 due primarily to lower legacy impact printer sales to our international distributor in Latin America.

Casino and gaming:  Sales of our casino and gaming printers increased $8,152,000, or 47%, from 2009 and a summary follows:

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

Lottery:  Revenue from the lottery market includes sales of lottery printers to GTECH for various lottery applications and a summary follows:

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

TSG:  Sales from TSG increased approximately $272,000, or 2%, from 2009 and a summary follows:

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

Engineering, design and product development expenses increased $212,000, or 8%, to $3,000,000.  The increase was due primarily to higher employee compensation related expenses resulting largely from annual salary increases and higher incentive compensation of $165,000, higher outside testing and pre-production expenses related to new product development of $20,000, and higher consulting expenses of $21,000 compared to 2009.

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

Other, net.  We recorded other expense of $25,000 in 2010 compared to other expense of $33,000 in 2009.  Other expense for 2010 and 2009 primarily included foreign currency transaction exchange losses recorded by our U.K. subsidiary.  These losses were relatively consistent in 2010 compared to 2009.

Income Taxes.  We recorded an income tax provision for 2010 of $1,923,000 at an effective tax rate of 33.0% compared to $1,073,000 at an effective tax rate of 33.4%.  The effective tax rate for 2010 decreased slightly as compared to 2009 primarily due to increased utilization of state net operating losses and certain credits.

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

Cash Flow
During 2011, our cash balance decreased $4,422,000, or 39%, from December 31, 2010 and we ended 2011 with $6,863,000 in cash and cash equivalents and no debt outstanding. Our cash flows primarily reflected higher sales volume, the acquisition of Printrex, increased inventory purchasing, purchases of treasury stock and investment in the development of our new EPICENTRAL™ promotional printing system for the casino market.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $2,096,000 in 2011 as compared to $2,132,000 in 2010. During 2011:

•	We reported net income of $4,676,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,195,000, including $139,000 of amortization related to intangible assets acquired from Printrex.
•	We recorded non-cash deferred income tax expense of $519,000.
•	Incremental tax benefits from stock options exercised were $498,000.
•	Accounts receivable decreased $1,977,000 due to lower sales volume and the timing of sales during the fourth quarter of 2011 compared to the fourth quarter of 2010.
•
Inventories increased $568,000 due to lower than anticipated sales volume in the last six months of 2011. We have reduced our inventory purchases and expect our inventories to decline throughout 2012 as we fulfill sales from our existing inventory stock.

•	Accounts payable decreased $5,427,000 due to significantly lower inventory purchases and the timing of payments during the fourth quarter of 2011 compared to the fourth quarter of 2010.
•
Accrued liabilities and other liabilities decreased $352,000 due primarily to a reduction of income taxes payable resulting from the overpayment of our 2011 tax liability as certain tax credits were higher than anticipated. Correspondingly, we recorded refundable income taxes of $446,000.

During 2010:
•	We reported net income of $3,904,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,114,000.
•	We recorded non-cash deferred income tax expense of $540,000.
•	Accounts receivable increased $1,878,000 due to higher sales volume and the timing of sales during the year.
•
Inventories increased $6,851,000 as we increased stocking levels of our lower cost, fully-built printers from our contract manufacturer in China in the first half of 2010.  During the second half of 2010, inventory purchases were at a significantly higher level than the first half due to backlogged orders that were shipped in 2011.

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

Investing activities:  On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex for $4,000,000 in cash and potential future contingent consideration as previously discussed.

Our capital expenditures were $640,000 and $978,000 in 2011 and 2010, respectively.  Expenditures in 2011 included $325,000 for the purchase of new product tooling, $235,000 for the purchase of computer, networking equipment, and software, $56,000 for the purchase of engineering equipment, and the remaining amount primarily for the purchase of manufacturing equipment, leasehold improvements and furniture and fixtures.  Expenditures in 2010 included approximately $643,000 for the purchase of new product tooling, $269,000 for the purchase of computers, networking equipment, and software, $29,000 for the purchase of engineering equipment, and the remaining amount primarily for the purchase of manufacturing equipment, leasehold improvements and furniture and fixtures.  Additionally, our capitalized software development costs for EPICENTRAL™ were $616,000 and $129,000 in 2011 and 2010, respectively.

Capital expenditures for 2012 are expected to be approximately $1,500,000, primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $1,254,000 of cash from financing activities during 2011 to purchase $2,680,000 of common stock for treasury and $31,000 in financing costs associated with our amended TD Bank Credit Facility (as discussed below) offset by $1,457,000 of proceeds and incremental tax benefits from stock option exercises.  During 2010, we generated $237,000 from financing activities due to $414,000 of proceeds and incremental tax benefits from stock option exercises offset by $177,000 of purchases of common stock for treasury.

Working Capital
Our working capital increased approximately 7% to $27,222,000 at December 31, 2011 from $25,525,000 at December 31, 2010.  Our current ratio increased to 5.7 at December 31, 2011, compared to 3.2 at December 31, 2010.  The increase in our working capital and current ratio was primarily due to lower accounts payable and accrued liabilities balances resulting from lower inventory purchases partially offset by lower cash and cash equivalents and accounts receivable balances in the fourth quarter of 2011 compared to 2010.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings
On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2011.  The following table lists the financial covenants and the performance measurements at December 31, 2011:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2011
Operating cash flow / Total debt service	Minimum of 1.25 times	95.5 times
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2011, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Stock Repurchase Program
On May 27, 2010, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  In March 2012, the Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000. During the fourth quarter of 2011, we repurchased 92,183 shares of our common stock for approximately $605,000 at an average price per share of $6.56.  For the year ended December 31, 2011, we repurchased 275,255 shares of common stock for approximately $2,680,000, at an average price of $9.74 per share, under the Stock Repurchase Program. At December 31, 2011, approximately $7,143,000 remains authorized for future repurchases under the Stock Repurchase Program.

Shareholders’ Equity
Shareholders’ equity increased $4,179,000 to $35,313,000 at December 31, 2011 from $31,134,000 at December 31, 2010.  The increase was primarily due to net income of $4,676,000, proceeds and the associated incremental tax benefits of approximately $1,457,000 from the issuance of 239,074 shares of common stock from stock option exercises, compensation expense related to stock options and restricted stock of $587,000 and approximately $141,000 from the issuance of 14,323 shares of deferred stock units.  These increases were offset by $2,680,000 for the purchase of 275,255 shares of treasury stock.

Contractual Obligations
Our contractual obligations as of December 31, 2011 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$2,349	$607	$757	$760	$225
Purchase obligations	7,580	7,311	269	-	-
Accrued contingent consideration	680	-	680	-	-
Total	$10,609	$7,918	$1,706	$760	$225

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory. Accrued contingent consideration consists of potential future obligations for performance-based cash payments in connection with the Printrex acquisition.

Recently Issued Accounting Pronouncements
Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220).” This Accounting Standards Update (“ASU”) revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Effective January 1, 2012, we will adopt the requirements of this ASU.

Intangibles – Goodwill and Other: In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will consider this new guidance as we conduct our annual goodwill impairment testing in 2012 though we do not anticipate that it will have a material impact on our Consolidated Financial Statements.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing printers from our contract manufacturers in China, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite continued growing costs of oil, gas and freight, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2012.  As such, we do not believe that inflation will have a significant impact on our business during 2012.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to the investment of our available cash and cash equivalents.  In accordance with our investment policy, we strive to achieve above market rates of return in exchange for accepting a prudent amount of incremental risk, which includes the risk of interest rate movements.  Risk tolerance is constrained by an overriding objective to preserve capital.  An increase or decrease of 10% in effective interest rates would not have a material effect on our results of operations or cash flows.

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2011 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this report as pages F-3 through F-19.  An index to such materials appears on page F-1.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2011, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) were effective as of December 31, 2011.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2011.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  We excluded Printrex from our assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase combination during the third quarter of 2011. The total assets (inclusive of goodwill and acquired intangible assets of approximately $3,190,000 or 7%) and total revenues of Printrex represent approximately 11% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2012.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	54	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	42	President, Chief Financial Officer, Treasurer and Secretary
Michael S. Kumpf	62	Executive Vice President-Engineering
Tracey S. Chernay	52	Executive Vice President, Casino and Gaming Sales and Marketing
Andrew J. Hoffman	54	Senior Vice President-Operations
Benjamin C. Wyatt	38	Vice President-Software Products and Business Development

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

Tracey S. Chernay was appointed Executive Vice President, Casino and Gaming Sales and Marketing in June 2010, with responsibility for the sales and marketing of all casino and gaming printer products.  Previously, Ms. Chernay served as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Sr. Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

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

Information regarding our equity compensation plans as of December 31, 2011 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Stock Plan	12,625	$3.77	-
1996 Non-Employee Director Plan	90,000	15.54	-
2005 Equity Incentive Plan	729,613	7.23	406,673
Total	832,238	$8.07	406,673

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	8,997	$8.91	-
	841,235	$8.08	406,673

The TransAct Technologies Incorporated 2001 Employee Stock Plan was adopted by our Board of Directors, without approval of our security holders, effective February 26, 2001. The Company also maintains the 2005 Equity Incentive Plan which was approved by our shareholders.  The number of shares of common stock which may be subject to awards granted under the plan is 1,200,000.  No new awards will be available for future issuance under any of our existing equity plans other than the 2005 Equity Incentive Plan.

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

Date: March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 12, 2012
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 12, 2012
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Charles A. Dill	Director	March 12, 2012
Charles A. Dill

/s/ John M. Dillon	Director	March 12, 2012
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 12, 2012
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 12, 2012
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2009).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Printrex, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011.  We have also excluded Printrex, Inc. from our audit of internal control over financial reporting.  Printrex, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 12, 2012

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$6,863	$11,285
Accounts receivable, net	9,583	10,864
Inventories	14,151	12,795
Refundable income taxes	446	-
Deferred tax assets	1,636	1,705
Other current assets	375	403
Total current assets	33,054	37,052

Fixed assets, net	3,358	4,071
Goodwill	2,518	1,469
Deferred tax assets	890	789
Intangible assets, net of accumulated amortization of $730 and $475, respectively	2,861	221
Other assets	59	19
	9,686	6,569
Total assets	$42,740	$43,621

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,019	$8,342
Accrued liabilities	2,672	2,865
Deferred revenue	141	320
Total current liabilities	5,832	11,527

Deferred revenue, net of current portion	224	295
Deferred rent, net of current portion	357	393
Accrued contingent consideration (Note 4)	680	-
Other liabilities	334	272
	1,595	960
Total liabilities	7,427	12,487
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2011 and 2010; 10,851,955 and 10,612,881 shares issued; 9,390,262 and 9,426,443 shares outstanding, at December 31, 2011 and 2010, respectively	108	106
Additional paid-in capital	25,058	22,875
Retained earnings	21,613	16,937
Accumulated other comprehensive loss, net of tax	(71)	(69)
Treasury stock, 1,461,693 and 1,186,438 shares, at cost	(11,395)	(8,715)
Total shareholders’ equity	35,313	31,134
Total liabilities and shareholders’ equity	$42,740	$43,621

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$65,969	$63,194	$58,346
Cost of sales	41,343	40,646	39,517

Gross profit	24,626	22,548	18,829

Operating expenses:
Engineering, design and product development	3,418	3,000	2,788
Selling and marketing	6,402	6,407	5,821
General and administrative	7,633	7,280	6,924
Business consolidation and restructuring (Note 9)	184	-	-
	17,637	16,687	15,533

Operating income	6,989	5,861	3,296
Interest and other income (expense):
Interest expense	(69)	(96)	(70)
Interest income	87	87	20
Other, net	1	(25)	(33)
	19	(34)	(83)

Income before income taxes	7,008	5,827	3,213
Income tax provision	2,332	1,923	1,073
Net income	$4,676	$3,904	$2,140

Net income per common share:
Basic	$0.50	$0.42	$0.23
Diluted	$0.49	$0.41	$0.23

Shares used in per-share calculation:
Basic	9,443	9,390	9,289
Diluted	9,603	9,590	9,377

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total	Income
Balance, December 31, 2008	9,301,488	$105	$20,890	$10,893	$(8,538)	$(68)	$23,282
Cancellation of restricted stock	(500)	-	-	-	-	-	-
Issuance of shares from exercise of stock options	63,121	-	211	-	-	-	211
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	79	-	-	-	79
Share-based compensation expense	-	-	640	-	-	-	640
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	2	2	$2
Net income	-	-	-	2,140	-	-	2,140	2,140
Balance, December 31, 2009	9,364,109	105	21,820	13,033	(8,538)	(66)	26,354	2,142
Issuance of shares from exercise of stock options	84,672	1	392	-	-	-	393
Issuance of deferred stock units	-	-	77	-	-	-	77
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	21	-	-	-	21
Purchase of treasury stock	(22,338)	-	-	-	(177)	-	(177)
Share-based compensation expense	-	-	565	-	-	-	565
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	(3)	(3)	$(3)
Net income	-	-	-	3,904	-	-	3,904	3,904
Balance, December 31, 2010	9,426,443	106	22,875	16,937	(8,715)	(69)	31,134	3,901
Issuance of shares from exercise of stock options	239,074	2	957	-	-	-	959
Issuance of deferred stock units	-	-	141	-	-	-	141
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	498	-	-	-	498
Purchase of treasury stock	(275,255)	-	-	-	(2,680)	-	(2,680)
Share-based compensation expense	-	-	587	-	-	-	587
Comprehensive income:
Foreign currency translation adj., net of tax	-	-	-	-	-	(2)	(2)	$(2)
Net income	-	-	-	4,676	-	-	4,676	4,676
Balance, December 31, 2011	9,390,262	$108	$25,058	$21,613	$(11,395)	$(71)	$35,313	$4,674
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$4,676	$3,904	$2,140
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	587	565	640
Incremental tax benefits from stock options exercised	(498)	(21)	(79)
Depreciation and amortization	1,608	1,549	1,757
Deferred income taxes	519	540	1,002
Loss on sale of fixed assets	24	2	-
Foreign currency transaction (gains) losses	(6)	21	33
Changes in operating assets and liabilities:
Accounts receivable	1,977	(1,878)	(263)
Inventories	(568)	(6,851)	3,968
Refundable income taxes	(446)	270	(235)
Other current and long term assets	2	117	(135)
Accounts payable	(5,427)	3,289	187
Accrued liabilities and other liabilities	(352)	625	(642)
Net cash provided by operating activities	2,096	2,132	8,373

Cash flows from investing activities:
Capital expenditures	(640)	(978)	(643)
Additions to capitalized software	(616)	(129)	-
Proceeds from sale of fixed assets	1	10	-
Acquisitions	(4,000)	-	-
Net cash used in investing activities	(5,255)	(1,097)	(643)

Cash flows from financing activities:
Proceeds from stock option exercises	959	393	211
Purchases of common stock for treasury	(2,680)	(177)	-
Incremental tax benefits from stock options exercised	498	21	79
Payment of deferred financing costs	(31)	-	-
Net cash (used in) provided by financing activities	(1,254)	237	290

Effect of exchange rate changes on cash and cash equivalents	(9)	(4)	(3)

(Decrease) increase in cash and cash equivalents	(4,422)	1,268	8,017
Cash and cash equivalents, beginning of period	11,285	10,017	2,000
Cash and cash equivalents, end of period	$6,863	$11,285	$10,017

Supplemental cash flow information:
Interest paid	$51	$51	$51
Income taxes paid	2,545	740	482
Non-cash financing activities
Purchases of common stock for treasury at year end	$(61)	$-	$-
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: market specific printers for transaction-based and other industries.  These industries include casino, gaming, lottery, banking, kiosk, point-of-sale, oil and gas and medical and mobile.  Our printers are designed based on market-specific requirements and are sold under the Ithaca®, Epic and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts.

2. Summary of significant accounting policies

Principles of consolidation:  The accompanying Consolidated Financial Statements include the accounts of TransAct and its wholly-owned subsidiaries, which require consolidation, after the elimination of intercompany accounts, transactions and unrealized profit.

Reclassifications:  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Use of estimates:  The accompanying Consolidated Financial Statements were prepared using estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Segment reporting: We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, manufacture and sale of transaction-based and specialty printers and printer-related service, supplies and replacement parts.  Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately.  We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $70,000 as of December 31, 2011 and $57,000 as of December 31, 2010.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2011	2010	2009
Balance, beginning of period	$57	$57	$55
Additions charged to costs and expenses	1	-	3
Acquisition of business	15	-	-
Deductions	(3)	-	(1)
Balance, end of period	$70	$57	$57

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,339,000, $1,446,000 and $1,655,000 in 2011, 2010 and 2009, respectively.

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

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill or intangible asset impairment has occurred based on our assessment during 2011.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2011	2010
GTECH	13%	17%
Customer A	20%	22%

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2011	2010	2009
GTECH	26%	12%	19%
Customer A	13%	14%	10%
Customer B	*	*	12%

* - Customers represent less than 10% of total net sales

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2011	2010	2009
Balance, beginning of period	$249	$233	$393
Accruals for warranties issued during the period	146	84	112
Changes in estimates	326	172	(96)
Acquisition of business	25	-	-
Settlements during the period	(325)	(240)	(176)
Balance, end of period	$421	$249	$233

Approximately $106,000 and $71,000 of the accrued product warranty liability were classified as long-term at December 31, 2011 and 2010, respectively.

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $3,418,000, $3,000,000 and $2,788,000 of research and development expenses in 2011, 2010 and 2009, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of a new software product that enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $682,000 and $129,000 as of December 31, 2011 and 2010, respectively.  The total amount charged to cost of sales for capitalized software development costs was approximately $62,000 in 2011 with no such charges in 2010. The weighted-average amortization period of capitalized software developments costs is 4 years.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Income, for 2011, 2010 and 2009 totaled $871,000, $824,000 and $763,000, respectively.   These expenses include items such as consulting and professional services, tradeshows, and print advertising.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Restructuring:  We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. We record pre-tax restructuring charges in accordance with ASC 420-10-25-4, “Exit or Disposal Cost Obligations.” See Note 9 for further discussion.

Income taxes:  The income tax amounts reflected in the accompanying Consolidated Financial Statements are accounted for under the liability method in accordance with ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 14 for information regarding our accounting for income taxes.

Foreign currency translation:  The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related sales and expenses have been translated at the average exchange rate for the year, and shareholders’ equity has been translated at historical exchange rates.  The resulting translation gains or losses, net of tax, are recorded in shareholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in Other, net on the Consolidated Statements of Income.

Share-based Payments: At December 31, 2011, we had share-based employee compensation plans, which are described more fully in Note 13 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes restricted stock and in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 15 - Earnings per Share.

3. Recently issued accounting pronouncements

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Effective January 1, 2012, we will adopt the requirements of this ASU.

Intangibles – Goodwill and Other: In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15,

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recently issued accounting pronouncements (continued)

2011. We will consider this new guidance as we conduct our annual goodwill impairment testing in 2012 though we do not anticipate that it will have a material impact on our Consolidated Financial Statements.

4. Business acquisitions

On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex for $4,000,000 in cash and potential future contingent consideration further discussed below.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical markets which serve commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed primarily to expand our product offerings into the oil and gas exploration and medical markets.  The Company is in the process of completing its analysis of fair value attributes of the assets acquired related to the Printrex acquisition and anticipates that the final assessment of values will not defer materially from the preliminary assessment.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed related to the Printrex acquisition:

Purchase Price Allocation (In thousands):
Receivables	$673
Inventories	780
Fixed assets	11
Other current assets	6
Intangible assets	2,280
Goodwill	1,049
Other assets	22
Liability related to potential future contingent consideration	(680)
Other liabilities	(141)
Total purchase price	$4,000
Intangible Assets:
Customer relationships	$1,300
Trademark	480
Developed technology	420
Other	80
Total Intangible assets	$2,280
Intangible Asset Weighted Average Amortization Period:
Customer relationships	6 years
Trademark	10 years
Developed technology	9 years
Other	1.2 years
Total weighted average	7.2 years

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method.  The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach.

The fair value of trade accounts receivables acquired is $623,000 and other receivables is $50,000.  The gross contractual amount due on these trade accounts receivable is approximately $638,000, of which $15,000 is expected to be uncollectible.

We entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from $100,000 to $1,800,000.  The fair value of the contingent consideration arrangement of $680,000 was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs.

Key assumptions include a discount rate range of 5% to 6% and a probability-adjusted level of gross profit between $1,300,000 and $7,000,000.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Business Acquisitions (continued)

The Printrex acquisition resulted in $1,049,000 of goodwill, which is deductible for tax purposes, and largely consists of expected synergies resulting from the acquisition.  Key areas of potential cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant manufacturing overhead and operating expenses.  We also anticipate that the transaction will produce growth synergies as a result of applying TransAct’s sales and engineering expertise to Printrex’s products.

In January 2012, we determined that we no longer need to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  This decision will enable us to utilize the space in our existing facilities while also gaining the efficiencies and operational excellence from our team in Ithaca, NY.  As a result, we plan to transition all San Jose manufacturing operations to our Ithaca, NY facility, and all San Jose service operations to our Las Vegas, NV facility, by the end of August 2012.  As part of this transition, we plan to maintain the San Jose engineering group and relocate them to a new, smaller facility in the San Jose area.

The change in carrying value of goodwill for the year ended December 31, 2011 was as follows (in thousands):

Balance at December 31, 2010	$1,469
August 2011 Printrex acquisition	1,049
Balance at December 31, 2011	$2,518

We incurred acquisition-related costs of $159,000 during the year ended December 31, 2011.  These costs included legal, accounting, valuation and other professional services and were included in general and administrative expenses in the Consolidated Statements of Income. In addition, we incurred approximately $78,000 of integration-related expenses in 2011 that were also included in general and administrative expenses in the Consolidated Statements of Income.

The Printrex acquisition contributed $1,892,000 to net sales and reduced net income by $23,000 for the year ended December 31, 2011.  This reduction includes the after-tax impact of $139,000 of amortization expense from the intangible assets acquired from Printrex as well as $78,000 of integration expenses.  The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and assume that the acquisition of Printrex occurred on January 1, 2010.  This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	Year ended December 31,
(In thousands)	2011	2010
Sales	$69,694	$68,617
Net income	$5,025	$3,865

5. Inventories

The components of inventories are:
	December 31,
(In thousands)	2011	2010
Raw materials and purchased component parts	$6,863	$5,077
Work-in-process	71	2
Finished goods	7,217	7,716
	$14,151	$12,795

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2011	2010
Tooling, machinery and equipment	$12,463	$12,207
Furniture and office equipment	1,543	1,659
Computer software and equipment	5,315	4,991
Leasehold improvements	1,763	1,888
	21,084	20,745
Less: Accumulated depreciation and amortization	(18,053)	(17,296)
	3,031	3,449
Construction in-process	327	622
	$3,358	$4,071

7. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2011		2010
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,528	$(443)	$493	$(334)
Customer relationships	1,300	(79)	-	-
Trademark	480	(18)	-	-
Covenant not to compete	146	(136)	146	(115)
Patents	57	(29)	57	(26)
Other	80	(25)	-	-
Total	$3,591	$(730)	$696	$(475)

Amortization expense was $255,000 in 2011, $85,000 in 2010 and $84,000 in 2009, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $565,000 in 2012; $501,000 in 2013; $500,000 in 2014; $441,000 in 2015; $315,000 in 2016; and $539,000 thereafter.

8. Accrued liabilities

The components of accrued liabilities are:
	December 31,
(In thousands)	2011	2010
Payroll and fringe benefits	$1,702	$1,736
Income taxes	40	359
Warranty	315	178
Professional and consulting	95	111
Other	520	481
	$2,672	$2,865

9. Accrued business consolidation and restructuring expenses

During 2011, we closed our New Britain, CT service facility which primarily serviced our first generation legacy impact printers for GTECH and incurred certain facility closure and severance costs.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  These restructuring activities reduced the number of employees and closed a facility, which caused us to incur costs for employee termination benefits related to these employee reductions as well as lease termination costs and the disposal of fixed assets.  During the year ended December 31, 2011, we recorded a restructuring charge of $184,000, in accordance with FASB ASC 420-10-25-4 “Exit

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued business consolidation and restructuring expenses (continued)

or Disposal Cost Obligations” which has been included within Business consolidation and restructuring expenses in the accompanying Consolidated Statements of Income.  Cash payments to be made under this restructuring plan should be complete by March 2012.

In 2010, due to the completion of the move of a substantial portion of our printer production to a contract manufacturer in China, we initiated and completed certain restructuring programs to better utilize our workforce.  These restructuring activities reduced the number of employees and caused us to incur costs for employee termination benefits related to the employee reductions.  During 2010, we recorded pre-tax restructuring charges of approximately $156,000 which were included within general and administrative expenses in the accompanying Consolidated Statements of Income. The restructuring activity during 2010 included severance costs related to the termination of 16 employees.

The following table summarizes the activity recorded in accrued restructuring expenses during 2011 and 2010, and is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

	December 31,
(In thousands)	2011	2010
Accrual balance, beginning of period	$-	$13
Severance charges	134	156
Non-cancelable lease payments	26	-
Cash payments	(115)	(169)
Accrual balance, end of period	$45	$-

10. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $201,000, $223,000 and $237,000 in 2011, 2010 and 2009, respectively.

11. Borrowings

On November 22, 2011, we signed an amendment to renew our existing three-year $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000 which will be amortized over the three year term.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2011.

As of December 31, 2011, undrawn commitments under the TD Bank Credit Facility were $20,000,000.

12. Commitments and contingencies

At December 31, 2011, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $1,030,000, $1,047,000 and $1,024,000 in 2011, 2010 and 2009, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows: $607,000 in 2012; $385,000 in 2013; $372,000 in 2014; $378,000 in 2015; $382,000 in 2016; and $225,000 thereafter.

13. Stock incentive plans

Stock incentive plans.  We currently have four primary stock incentive plans: the 1996 Stock Plan, which provided for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock incentive plans (continued)

100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  Under our 2005 Equity Incentive Plan, we may authorize up to 1,200,000 of shares of TransAct common stock.  At December 31, 2011, 406,673 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2011, 2010 and 2009 was $10.42, $7.45 and $2.56, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2011, 2010 and 2009 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2011	2010	2009
Expected option term	6.8 years	6.1 years	6.0 years
Expected volatility	62.5%	66.8%	67.4%
Risk-free interest rate	2.0%	2.3%	2.0%
Dividend yield	0%	0%	0%

Expected Option Term - This is the weighted average period of time over which the options granted are expected to remain outstanding giving consideration to our historical exercise patterns.  Options granted have a maximum term of ten years and an increase in the expected term will increase compensation expense.

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

Dividend Yield - We have not made any dividend payments on our common stock, and we have no plans to pay dividends in the foreseeable future as it is restricted under the terms of the TD Bank Credit Facility.  An increase in the dividend yield will decrease compensation expense.

For the years ending December 31, 2011, 2010 and 2009, we recorded $587,000, $565,000, and $640,000 of share-based compensation costs, respectively, included primarily in general and administrative expense in our Consolidated Statements of Income.  We also recorded income tax benefits of approximately $195,000, $186,000, and $214,000 in 2011, 2010, and 2009 respectively, related to such share-based compensation.  At December 31, 2011, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheet.

The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	942,956	$6.69
Granted	127,500	10.42
Exercised	(239,074)	4.01
Forfeited	(12,300)	7.09
Expired	(2,374)	5.87
Outstanding at December 31, 2011	816,708	$8.06	6.1 years	$975,000
Options exercisable at December 31, 2011	435,283	$8.80	4.6 years	$492,000
Options vested or expected to vest	781,268	$8.07	6.1 years	$937,000

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock incentive plans (continued)

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2011, unrecognized compensation cost related to stock options is approximately $1,251,000, which is expected to be recognized over a weighted average period of 2.8 years.

The total intrinsic value of stock options exercised was $1,576,000, $299,000 and $161,000 and the total fair value of stock options vested was $504,000, $424,000, and $341,000 during the years ended December 31, 2011, 2010 and 2009, respectively.  Cash received from option exercises were $959,000, $393,000 and $211,000 for 2011, 2010 and 2009, respectively.  We recorded a realized tax benefit in 2011 from equity-based awards of $498,000 related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statement of Cash Flows.

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we have granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees.  Restricted stock activity for the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan is summarized below:

	Shares	Weighted Average Grant Date Fair Values
Nonvested shares at December 31, 2010	3,000	$13.78
Granted	-	-
Vested	(3,000)	13.78
Canceled	-	-
Nonvested shares at December 31, 2011	-	$-

As of December 31, 2011, there was no unrecognized compensation cost related to restricted stock.

We paid a portion of the 2010 and 2009 incentive bonus for the chief executive officer and chief financial officer in the form of 14,323 and 10,204 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital in the amount of $141,000 in 2011 and $77,000 in 2010.  Such deferred stock units were granted in March 2011 and 2010, respectively,  and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $8.91.

14. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Current:
Federal	$1,695	$1,297	$53
State	74	51	13
Foreign	44	35	5
	1,813	1,383	71
Deferred:
Federal	448	457	891
State	71	82	110
Foreign	-	1	1
	519	540	1,002
Income tax provision	$2,332	$1,923	$1,073

At December 31, 2011, we have no federal or state net operating loss carryforwards.  We also have approximately $71,000 in state tax credit carryforwards that began to expire in 2011.  Foreign income (loss) before taxes was $68,000, $35,000 and ($49,000) in 2011, 2010 and 2009, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income taxes (continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2011	2010
Deferred tax assets:
Net operating losses	$149	$114
Capitalized research and development	204	273
Inventory reserves	1,169	1,210
Deferred revenue	98	176
Warranty reserve	148	87
Stock compensation expense	810	586
Foreign tax and other credits	47	65
Other liabilities and reserves	595	562
Gross deferred tax assets	3,220	3,073
Valuation allowance	(176)	(125)
Net deferred tax assets	3,044	2,948

Gross deferred tax liabilities:
Depreciation	422	392
Other	96	62
Net deferred tax liabilities	518	454
Total net deferred tax assets	$2,526	$2,494

The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2011	2010	2009
Balance, beginning of period	$125	$76	$26
Additions charged to income tax provision	51	55	50
Reductions credited to income tax provision	-	(6)	-
Balance, end of period	$176	$125	$76

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2011	2010	2009

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income taxes	1.4	1.5	2.5
Tax benefit from tax credits, net of valuation allowance	(2.7)	(2.9)	(4.5)
Valuation allowance and tax accruals	0.7	0.8	0.8
Permanent items	(0.4)	(0.2)	0.7
Other	0.3	(0.2)	-
Effective tax rate	33.3%	33.0%	33.5%

At December 31, 2011 and 2010, we had approximately $228,000 and $201,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income taxes (continued)

(In thousands)	2011	2010
Unrecognized tax benefits as of January 1	$201	$189
Tax positions taken during the current period	53	61
Lapse of statute of limitations	(26)	(49)
Unrecognized tax benefits as of December 31	$228	$201

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

We do not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2012.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2011 and 2010, we have approximately $23,000 and $4,000, respectively, of accrued interest and penalties related to uncertain tax positions.

15. Earnings per share

For 2011, 2010 and 2009, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$4,676	$3,904	$2,140

Shares:
Basic: Weighted average common shares outstanding	9,443	9,390	9,289
Add: Dilutive effect of outstanding options as determined by the treasury stock method	160	200	88
Diluted: Weighted average common and common equivalent shares outstanding	9,603	9,590	9,377

Net income per common share:
Basic	$0.50	$0.42	$0.23
Diluted	0.49	0.41	0.23

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities.  Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Certain stock-based awards were not included in the full year computation of earnings per diluted share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 309,250, 367,750, and 525,500, at December 31, 2011, 2010 and 2009 respectively.

16. Stock repurchase program

On May 27, 2010, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $10,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  In March 2012, the Board of Directors approved an increase in our stock repurchase authorization under the Stock Repurchase Program to $15,000,000 from $10,000,000. For the year ended December 31, 2011, we repurchased a total of 275,255 shares of common stock for approximately $2,680,000, at an average price of $9.74 per share, under the Stock Repurchase Program.  From January 1, 2005 through December 31, 2011, we repurchased a total of 1,461,693 shares of common stock for approximately $11,395,000 under all of our stock repurchase programs, at an

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Stock repurchase program (continued)

average price of $7.80 per share.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account. Repurchases of our common stock are accounted for as of the trade date. At December 31, 2011, approximately $7,143,000 remains authorized for future repurchases under the Stock Repurchase Program.

17. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and vendor.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net sales:
United States	$49,301	$44,101	$45,890
International	16,668	19,093	12,456
Total	$65,969	$63,194	$58,346

Fixed assets, net:
United States	$2,129	$2,694	$3,395
International	1,229	1,377	1,156
Total	$3,358	$4,071	$4,551

Sales to international customers were approximately 25%, 30%, and 21% in 2011, 2010, and 2009 respectively.  Sales to the United Kingdom represented 51%, 43%, and 45%, sales to the Pacific Rim (which includes Australia and Asia) represented 25%, 18%, and 31%, and sales to Canada represented 6%, 20%, and 11% of total international sales in 2011, 2010, and 2009 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Malaysia and Mexico.

18. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2011 and 2010 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2011:
Net sales	$20,694	$17,519	$14,111	$13,645
Gross profit	6,932	6,663	5,350	5,681
Net income	1,825	1,442	839	570
Net income per share:
Basic	0.19	0.15	0.09	0.06
Diluted	0.19	0.15	0.09	0.06

2010:
Net sales	$14,208	$16,443	$16,369	$16,174
Gross profit	5,189	6,155	5,557	5,647
Net income	629	1,145	1,052	1,078
Net income per share:
Basic	0.07	0.12	0.11	0.11
Diluted	0.07	0.12	0.11	0.11

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(9)
10.4(x)	2005 Equity Incentive Plan.	(14)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Michael S. Kumpf, dated September 4, 1996.	(3)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(13)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(18)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(19)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Michael S. Kumpf, effective January 1, 2008.	(19)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(19)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(19)
10.13	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.14	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.15	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(11)
10.16	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(13)
10.17	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(20)
10.18	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(16)
10.19	OEM Purchase Agreement by and between GTECH Corporation, TransAct and Magnetec Corporation commencing July 14, 1999. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(7)
10.20	OEM Purchase Agreement by and between GTECH Corporation and TransAct commencing July 2, 2002. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(10)
10.21	Amendment to OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated February 17, 2006. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(15)
10.22	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(20)
10.23	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(16)
10.24	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(17)

10.25	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(1)
10.26	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(12)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 1999, is incorporated by reference.
(8)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated by reference.
(11)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(13)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.

(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated by reference.
(16)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.25	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.