Form 10-Q
period 2012-05-10
TRANSACT TECHNOLOGIES INC
filed 2012-05-10
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
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

As of April 30, 2012, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 9,012,626.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$7,873	$6,863
Accounts receivable, net	12,830	9,583
Inventories	11,822	14,151
Refundable income taxes	-	446
Deferred tax assets	1,636	1,636
Other current assets	583	375
Total current assets	34,744	33,054

Fixed assets, net	3,146	3,358
Goodwill	2,621	2,518
Deferred tax assets	885	890
Intangible assets, net of accumulated amortization of $877 and $730, respectively	2,724	2,861
Other assets	133	59
	9,509	9,686
Total assets	$44,253	$42,740

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,844	$3,019
Accrued liabilities	2,481	2,672
Deferred revenue	650	141
Total current liabilities	5,975	5,832

Deferred revenue, net of current portion	201	224
Deferred rent, net of current portion	347	357
Accrued contingent consideration (Note 3)	680	680
Other liabilities	307	334
	1,535	1,595
Total liabilities	7,510	7,427

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,868,702 and 10,851,955 shares issued, respectively; 9,386,854 and 9,390,262 shares outstanding, respectively	109	108
Additional paid-in capital	25,413	25,058
Retained earnings	22,821	21,613
Accumulated other comprehensive loss, net of tax	(60)	(71)
Treasury stock, at cost, 1,481,848 and 1,461,693 shares, respectively	(11,540)	(11,395)
Total shareholders’ equity	36,743	35,313
Total liabilities and shareholders’ equity	$44,253	$42,740

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except share data)

Net sales	$17,559	$20,694
Cost of sales	10,781	13,762

Gross profit	6,778	6,932

Operating expenses:
Engineering, design and product development	1,213	769
Selling and marketing	1,601	1,519
General and administrative	2,000	1,856
Business consolidation and restructuring (Note 6)	54	-
	4,868	4,144

Operating income	1,910	2,788
Interest and other (expense) income:
Interest, net	2	4
Other, net	(24)	15
	(22)	19

Income before income taxes	1,888	2,807
Income tax provision	680	982
Net income	$1,208	$1,825

Net income per common share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

Shares used in per-share calculation:
Basic	9,427	9,446
Diluted	9,532	9,702

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net income	$1,208	$1,825
Foreign currency translation adjustment, net of tax	11	8
Comprehensive income	$1,219	$1,833

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$1,208	$1,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	157	140
Incremental tax benefits from stock options exercised	(6)	(48)
Depreciation and amortization	447	384
Loss on sale of fixed assets	2	-
Foreign currency transaction losses (gains)	20	(15)
Changes in operating assets and liabilities:
Accounts receivable	(3,238)	(3,807)
Inventories	2,183	(319)
Refundable income taxes	464	-
Other current and long term assets	(282)	(187)
Accounts payable	(175)	579
Accrued liabilities and other liabilities	375	190
Net cash provided by (used in) operating activities	1,155	(1,258)

Cash flows from investing activities:
Capital expenditures	(44)	(122)
Additions to capitalized software	(10)	(318)
Net cash used in investing activities	(54)	(440)

Cash flows from financing activities:
Proceeds from stock option exercises	59	107
Purchases of common stock for treasury	(145)	(544)
Incremental tax benefits from stock options exercised	6	48
Net cash used in financing activities	(80)	(389)

Effect of exchange rate changes on cash and cash equivalents	(11)	(3)

Increase (decrease) in cash and cash equivalents	1,010	(2,090)
Cash and cash equivalents, beginning of period	6,863	11,285
Cash and cash equivalents, end of period	$7,873	$9,195

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2011 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K. foreign subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in other income in the Condensed Consolidated Statements of Income.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Recently issued accounting pronouncements

Intangibles – Goodwill and Other: In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (revised standard).” The revised standard is intended to reduce the costs and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will consider this new guidance as we conduct our annual goodwill impairment testing in 2012 though we do not anticipate that it will have a material impact on our Condensed Consolidated Financial Statements.

3. Business acquisitions

On August 19, 2011, we completed our acquisition of Printrex, Inc. (“Printrex”), a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical markets which serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia.  We have included the financial results of Printrex in our Condensed Consolidated Financial Statements from the date of acquisition.  The total purchase price for Printrex was $4,000,000 in cash and potential future contingent consideration.  As of December 31, 2011, we recorded $2,280,000 of identifiable intangible assets, $1,351,000 of net tangible assets, $680,000 of contingent consideration, each based on their estimated fair values, and $1,049,000 of residual goodwill.

The Company is in the process of completing its analysis of fair value attributes of the assets acquired through the Printrex acquisition and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

During the quarter ended March 31, 2012, we recorded a purchase price adjustment to the fair value of inventory of $103,000 which increased the carrying value of Goodwill related to the Printrex acquisition to $1,152,000.

In connection with the acquisition of Printrex, we entered into a contingent consideration arrangement which resulted in a liability, at fair value, of $680,000 at March 31, 2012, unchanged since December 31, 2011.  The undiscounted fair value related to the contingent liability could range from $100,000 to $1,800,000. Refer to Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 for the specific terms of this contingent consideration arrangement.

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

Three months ended
March 31, 2011
(In thousands)

Sales	$22,136
Net income	$1,879

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Inventories

The components of inventories are:

	March 31,	December 31,
	2012	2011
	(In thousands)

Raw materials and purchased component parts	$6,875	$6,863
Work-in-process	61	71
Finished goods	4,886	7,217
	$11,822	$14,151

5. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2012:

(In thousands)
Balance, beginning of period	$421
Accruals for warranties issued during the period	19
Changes in estimates	5
Settlements during the period	(69)
Balance, end of period	$376

Approximately $79,000 of the accrued product warranty liability is classified as long-term in Other liabilities at March 31, 2012 in the Condensed Consolidated Balance Sheets.

6. Accrued business consolidation and restructuring expenses

As discussed in Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011, in January 2012, we determined that we no longer need to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  We estimate that these restructuring activities will cause us to incur costs of approximately $151,000 in 2012 for employee termination benefits related to these employee reductions as well as moving costs.  During the three months ended March 31, 2012, we recorded a restructuring charge of $54,000, in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  This charge has been included within Business consolidation and restructuring expenses in the accompanying Condensed Consolidated Statements of Income. Cash payments to be made under this restructuring plan are expected to be complete by October 2012.

In May 2011, we closed our New Britain, CT service facility which primarily serviced our first generation legacy lottery printers for GTECH Corporation (“GTECH”) and incurred $184,000 in facility closure and severance costs in the second quarter of 2011.  These restructuring activities reduced the number of employees and closed a facility, which caused us to incur costs for employee termination benefits related to these employee reductions as well as lease termination costs and the disposal of fixed assets.  Cash payments to be made under this restructuring plan will be complete by April 2012.

The following table summarizes the activity recorded in accrued restructuring expenses during the three months ended March 31, 2012 and is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

(In thousands)
Accrual balance, beginning of period	$45
Severance and moving charges	54
Cash payments	(43)
Accrual balance, end of period	$56

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Net income	$1,208	$1,825

Shares:
Basic: Weighted average common shares outstanding	9,427	9,446
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	105	256
Diluted: Weighted average common and common equivalent shares outstanding	9,532	9,702

Net income per common share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended March 31, 2012 and 2011, there were 597,750 and 149,750, respectively, potentially dilutive shares consisting of stock options and nonvested restricted stock (for the three months ended March 31, 2011 only), that were excluded from the calculation of earnings per diluted share.

8. Shareholders’ equity

Changes in shareholders’ equity for the three months ended March 31, 2012 were as follows (in thousands):

Balance at December 31, 2011	$35,313
Net income	1,208
Share-based compensation expense	157
Issuance of deferred stock units	134
Proceeds from issuance of shares from exercise of stock options	59
Foreign currency translation adjustment	11
Tax benefit related to employee stock sales and vesting of restricted stock	6
Purchases of common stock for treasury	(145)
Balance at March 31, 2012	$36,743

We paid a portion of the 2011 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2012 and were fully vested at the time of grant.

9. Income taxes

We recorded an income tax provision for the first quarter of 2012 of $680,000 at an effective tax rate of 36.0%, compared to an income tax provision during the first quarter of 2011 of $982,000 at an effective tax rate of 35.0%.  Our effective tax rate for the first quarter of 2012 is higher than the first quarter of 2011 because it does not include any benefit from the federal research and development credit that expired at the end of 2011.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the condensed consolidated financial statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2012, we had $228,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct is a leader in providing printing supplies to the full transaction printer market.  Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2012.

Revenue recognition: We have developed a new software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that will enable casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed, and a hardware component, which can either be leased or sold to end users, and both components are integrated to deliver the system’s full functionality. Under leasing arrangements, revenue is generally recognized ratably over the lease term, excluding revenue allocated to installation, which is recognized upon completion. In an arrangement where the hardware is purchased, revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer. Also, refer to the Revenue Recognition policy included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion.

Results of Operations: Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net Sales. Net sales, which include printer and software sales as well as sales of replacement parts, consumables and repair services, by market for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2012		March 31, 2011		$	%
Banking and point-of-sale	$2,336	13.3%	$2,462	11.9%	$(126)	(5.1%)
Casino and gaming	9,411	53.6%	6,954	33.6%	2,457	35.3%
Lottery	1,030	5.9%	7,542	36.4%	(6,512)	(86.3%)
Printrex	1,239	7.0%	-	-	1,239	100%
TSG	3,543	20.2%	3,736	18.1%	(193)	(5.2%)
	$17,559	100.0%	$20,694	100.0%	$(3,135)	(15.1%)

International *	$6,222	35.4%	$5,422	26.2%	$800	14.8%

* International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2012 decreased $3,135,000, or 15%, from the same period in 2011 due primarily to lower printer sales in our lottery market (a decrease of approximately $6,512,000, or 86%), and to a lesser extent from lower sales in the banking and point-of-sale market and in TSG.  These lower sales were partially offset by an increase in sales from our casino and gaming market of approximately $2,457,000, or 35%, and $1,239,000 of sales of printers resulting from the acquisition of Printrex.  Printer sales volume decreased 31% to approximately 49,000 units in the first quarter of 2012 compared to the first quarter of 2011. The decrease in unit volume was driven primarily by the lottery market where our unit volume decreased 86% compared to 2011, partially offset by a 33% increase in unit volume from the casino and gaming market as well as the addition of Printrex units.  The average selling price of our printers increased 20% in the first quarter of 2012 compared to the first quarter of 2011 due to (1) significantly lower sales of lottery printers which have lower average selling prices than our other printers and (2) sales of Printrex printers which have significantly higher average selling prices than all our other printers. Overall, international sales increased $800,000, or 15%, primarily driven by higher sales to the casino and gaming market.

Banking and POS:
Revenue from the banking and POS market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  A summary of sales of our worldwide banking and POS printers for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2012		March 31, 2011		$	%
Domestic	$2,271	97.2%	$2,084	84.6%	$187	9.0%
International	65	2.8%	378	15.4%	(313)	(82.8%)
	$2,336	100.0%	$2,462	100.0%	$(126)	(5.1%)

The increase in domestic banking and POS printer revenue from the first quarter of 2011 was primarily driven by higher sales of our banking printers mainly due to the shipment of the first half of a large order for our Ithaca® 280 thermal receipt printer to a new banking customer.  We expect to ship the remaining half of the units for this order over the second and third quarters of 2012.  This increase in sales of banking printers was largely offset by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades.  We expect U.S. sales for McDonald’s to be lower in 2012 compared to 2011 as McDonald’s substantially completed the roll out of printers to its 14,000 U.S. stores during 2011.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for the first quarter of 2012 decreased 83% from 2011 due primarily to lower sales for the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments and royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our new software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming printers for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2012		March 31, 2011		$	%
Domestic	$3,827	40.7%	$2,350	33.8%	$1,477	62.9%
International	5,584	59.3%	4,604	66.2%	980	21.3%
	$9,411	100.0%	$6,954	100.0%	$2,457	35.3%

The increase in domestic sales of our casino and gaming products is primarily due to an increase of 65% in sales of our thermal casino printers.  We believe that our increased casino printer sales during the first quarter of 2012 resulted from a combination of new casino openings and continued market share gains. Revenue in the first quarter of 2012 also benefited from the first contribution of EPICENTRALTM software sales. Even though we anticipate improvement in the domestic slot machine replacement cycle in 2012, we expect our domestic casino sales to be higher in 2012 than in 2011 as we expect to continue to gain market share and also benefit from new casino openings we won in 2011 and will install in 2012.

International casino and gaming printer sales increased due primarily to a 20% increase in casino ticket printer sales as the pace of the government-approved installation of approximately 50,000 video lottery terminal (“VLT”) gaming machines into Italy increased during the first quarter of 2012 following a significant slowdown during 2011.  Although we expect sales of printers for the Italian VLT market to continue in 2012, we cannot predict the future level of these sales as they are dependent on the Italian regulatory environment.  In addition to increased casino ticket printer sales, sales of our off-premise thermal gaming printers also increased 24% in the first quarter of 2012 compared to 2011 due primarily to a 91% increase in sales to our European distributor partially offset by a 40% decrease in sales to our customers in Australia and Asia.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2012		March 31, 2011		$	%
Domestic	$1,015	98.5%	$7,395	98.1%	$(6,380)	(86.3%)
International	15	1.5%	147	1.9%	(132)	(89.8%)
	$1,030	100.0%	$7,542	100.0%	$(6,512)	(86.3%)

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders, we expect total sales to GTECH for 2012 to be significantly lower than the near record level of sales reported during 2011.

Printrex:
Sales of the Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also include wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  A summary of sales of our worldwide Printrex printers is as follows (in thousands, except percentages):

	Three months ended
	March 31, 2012
Domestic	$1,075	86.8%
International	164	13.2%
	$1,239	100.0%

As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for the first quarter of 2011. We expect sales of Printrex printers for 2012 to be between approximately $5,000,000 and $5,500,000.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, paper testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2012		March 31, 2011		$	%
Domestic	$3,149	88.9%	$3,443	92.2%	$(294)	(8.5%)
International	394	11.1%	293	7.8%	101	34.5%
	$3,543	100.0%	$3,736	100.0%	$(193)	(5.2%)

The decrease in domestic revenue from TSG is primarily due to a 20% decrease in sales of consumables from a loss of sales to two OEM customers, partially offset by service revenue from several new contracts for paper testing services that did not occur in the first quarter of 2011 as well as Printrex TSG sales of approximately $103,000.  Internationally, TSG revenue increased due primarily to higher sales of replacement parts as compared to the first quarter of 2011. We expect TSG sales in 2012 to be lower than in 2011.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$6,778	$6,932	(2.2%)	38.6%	33.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturers.  While gross profit decreased $154,000, or 2%, our gross margin significantly improved by 510 basis points due primarily to a favorable sales mix as we sold more higher margin casino and gaming and Printrex printers, and significantly fewer lower margin lottery printers, in the first quarter of 2012 compared to the first quarter of 2011. We expect our gross margin for the remainder of 2012 to continue to be higher than in 2011.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,213	$769	57.7%	6.9%	3.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $444,000, or 58%, which was due primarily to the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $166,000 and higher outside testing and pre-production expenses related to new product development as we prepare to launch five new products in the second quarter of 2012. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,601	$1,519	5.4%	9.1%	7.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased by 5% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher expenses associated with the Printrex acquisition somewhat offset by lower tradeshow and promotional marketing expenses.  We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$2,000	$1,856	7.8%	11.4%	9.0%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $144,000, or 8%, due primarily to amortization of intangible assets acquired in the acquisition of Printrex of approximately $95,000.  We expect general and administrative expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended March 31, 2012	Percent of Total Sales - 2012
$54	0.3%

As disclosed in Note 6 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended March 31, 2012, we recorded a restructuring charge of $54,000 for employee termination benefits related to these employee reductions as well as moving costs.  We expect to incur total costs of approximately $151,000 in 2012 in connection with these restructuring activities.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,910	$2,788	(31.5%)	10.9%	13.5%

The decrease in our operating income and operating margin was primarily due to higher operating expenses attributable to the Printrex acquisition of approximately $418,000 in addition to higher engineering, design and new product development expenses.

Interest.  We recorded net interest income of $2,000 in the first quarter of 2012 compared to net interest income of $4,000 in the first quarter of 2011.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first quarter of 2012 compared to the first quarter of 2011.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $24,000 in the first quarter of 2012 compared to other income of $15,000 in the first quarter of 2011.  The change was due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first quarter of 2012 compared to  gains recorded in the first quarter of 2011.

Income Taxes.  We recorded an income tax provision for the first quarter of 2012 of $680,000 at an effective tax rate of 36.0%, compared to an income tax provision during the first quarter of 2011 of $982,000 at an effective tax rate of 35.0%.  Our effective tax rate for the first quarter of 2012 is higher because it does not include a benefit from the federal research and development credit, which is normally included in our tax rate, as this credit that expired at the end of 2011.  If this credit is not reinstated, we expect our annual effective tax rate for 2012 to be between 36% and 37%.

Net Income.  We reported net income during the first quarter of 2012 of $1,208,000, or $0.13 per diluted share, compared to $1,825,000, or $0.19 per diluted share, for the first quarter of 2011.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2012, our cash and cash equivalents balance increased $1,010,000, or 15%, from December 31, 2011 and we ended the first quarter of 2012 with $7,873,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1,155,000 in the first three months of 2012 as compared to our cash used in operating activities of $1,258,000 in the first three months of 2011:

During the first three months of 2012:
•	We reported net income of $1,208,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $604,000, including $95,000 of amortization related to intangible assets acquired from Printrex.

•	Accounts receivable increased $3,238,000 due to a higher concentration of sales made during the latter portion of the quarter.
•	Inventories decreased $2,183,000 due to a concerted effort to significantly reduce inventory purchases and to fulfill sales during the quarter with existing inventory stock.
•	Accounts payable decreased $175,000 due to lower inventory purchases and the timing of payments during the quarter.
•
Accrued liabilities and other liabilities increased $375,000 due primarily to additional deferred revenue associated with new contracts for paper qualification testing entered into during the quarter and the recognition of an income tax payable (after fully reducing refundable income taxes) to reflect our estimated tax liability for the first quarter results. These increases were partially offset by lower payroll and fringe benefit related accruals based on the payment of 2011 annual bonuses in March 2012.

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

Investing activities:  Our capital expenditures were $44,000 and $122,000 in the first three months of 2012 and 2011, respectively.  Expenditures in 2012 included $35,000 for the purchase of computer equipment and the remaining amount primarily for the purchase of new product tooling.  Expenditures in 2011 included $89,000 for the purchase of computer equipment, $30,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Additionally, our capitalized software development costs were $10,000 and $318,000 in the first three months of 2012 and 2011, all related to our new EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2012 are expected to be approximately $1,500,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $80,000 of cash from financing activities during the first three months of 2012 due to the repurchase of $145,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $65,000.  During the first three months of 2011 we used $389,000 of cash from financing activities due to the repurchase of $544,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $155,000.

Working Capital
Our working capital increased 6% to $28,769,000 at March 31, 2012 from $27,222,000 at December 31, 2011.  Our current ratio increased to 5.8 as of March 31, 2012 compared to 5.7 at December 31, 2011.  The increase in our working capital and current ratio was largely due to higher accounts receivable and cash and cash equivalent balances offset by lower inventory balances.

Credit Facility and Borrowings
On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2012.  The following table lists the financial covenants and the performance measurements at March 31, 2012:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2012
Operating cash flow / Total debt service	Minimum of 1.25 times	92.1 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2012, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Stock Repurchase Program
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the three months ended March 31, 2012, we repurchased 20,155 shares of our common stock for $145,000 at an average price per share of $7.20.  As of March 31, 2012, approximately $11,998,000 remains authorized for future repurchases under the Stock Repurchase Program.

In March 2012, our Board of Directors authorized us to purchase up to 1,000,000 shares of our common stock under a 10b5-1 Plan (the “Plan”).  Under the Plan, we expect to repurchase outstanding shares of common stock on the open market through 2012, depending on market conditions, share price and other factors.  Such stock repurchases are expected to result in a significant use of our cash for the remainder of 2012.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and treasury share repurchases and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

On May 8, 2012, we entered into an amendment to the existing lease agreement for our Ithaca, NY global engineering, design, assembly and service facility which extended the lease term through May 31, 2016. Under the terms of this amendment, we will make annual lease payments of approximately $430,000, representing an annual cost savings of approximately $125,000 from annual lease payments made under the original lease agreement. Additionally, the landlord has agreed to make several building improvements to the facility at its own cost under the amendment.

There have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2011. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There has been no material change in our exposure to market risk during the three months ended March 31, 2012.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

It is possible that we may be named as a defendant in legal actions arising from our normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, in the opinion of management, such matters are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We maintain the Stock Repurchase Program whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the three months ended March 31, 2012, we repurchased 20,155 shares of our common stock for $145,000 at an average price per share of $7.20.  As of March 31, 2012, approximately $11,998,000 remains authorized for future repurchases under the Stock Repurchase Program. The following table summarizes the repurchase of our common stock in the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2012 – January 31, 2012	447	$7.65	447	$7,140,000
February 1, 2012 – February 29, 2012	-	-	-	$7,140,000
March 1, 2012 – March 31, 2012	19,708	7.19	19,708	$11,998,000	*
Total	20,155	$7.20	20,155

* Reflects authorized share increase to $15,000,000 in March 2012.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit 10.16	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and Transact Technologies, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 10, 2012	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.16	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and Transact Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.