Form 10-Q
period 2012-08-09
TRANSACT TECHNOLOGIES INC
filed 2012-08-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number: 0-21121
______________________________________________________________________
____________________________________________________________________
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

As of July 31, 2012, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,786,559.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$7,212	$6,863
Accounts receivable, net	11,658	9,583
Inventories	11,505	14,151
Prepaid income taxes	303	446
Deferred tax assets	1,636	1,636
Other current assets	512	375
Total current assets	32,826	33,054

Fixed assets, net	3,155	3,358
Goodwill	2,621	2,518
Deferred tax assets	889	890
Intangible assets, net of accumulated amortization of $1,025 and $730, respectively	2,575	2,861
Other assets	123	59
	9,363	9,686
Total assets	$42,189	$42,740

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,872	$3,019
Accrued liabilities	2,859	2,672
Deferred revenue	461	141
Total current liabilities	8,192	5,832

Deferred revenue, net of current portion	183	224
Deferred rent, net of current portion	335	357
Accrued contingent consideration (Note 2)	680	680
Other liabilities	313	334
	1,511	1,595
Total liabilities	9,703	7,427

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,891,577 and 10,851,955 shares issued, respectively; 8,813,519 and 9,390,262 shares outstanding, respectively	109	108
Additional paid-in capital	25,662	25,058
Retained earnings	23,329	21,613
Accumulated other comprehensive loss, net of tax	(68)	(71)
Treasury stock, at cost, 2,078,058 and 1,461,693 shares, respectively	(16,546)	(11,395)
Total shareholders’ equity	32,486	35,313
Total liabilities and shareholders’ equity	$42,189	$42,740

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share data)

Net sales	$15,853	$17,519	$33,412	$38,213
Cost of sales	10,011	10,856	20,792	24,618

Gross profit	5,842	6,663	12,620	13,595

Operating expenses:
Engineering, design and product development	952	815	2,165	1,584
Selling and marketing	1,674	1,653	3,275	3,172
General and administrative	1,903	1,801	3,903	3,657
Legal fees associated with lawsuit (Note 9)	471	-	471	-
Business consolidation and restructuring (Note 5)	63	184	117	184
	5,063	4,453	9,931	8,597

Operating income	779	2,210	2,689	4,998
Interest and other income (expense):
Interest, net	2	7	4	11
Other, net	13	2	(11)	17
	15	9	(7)	28

Income before income taxes	794	2,219	2,682	5,026
Income tax provision	286	777	966	1,759
Net income	$508	$1,442	$1,716	$3,267

Net income per common share:
Basic	$0.06	$0.15	$0.19	$0.35
Diluted	$0.06	$0.15	$0.18	$0.34

Shares used in per-share calculation:
Basic	9,084	9,388	9,256	9,417
Diluted	9,189	9,667	9,357	9,676

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$508	$1,442	$1,716	$3,267
Foreign currency translation adjustment, net of tax	(8)	-	3	8
Comprehensive income	$500	$1,442	$1,719	$3,275

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$1,716	$3,267
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	284	299
Incremental tax benefits from stock options exercised	(42)	(326)
Depreciation and amortization	885	756
Loss on disposal of fixed assets	2	24
Foreign currency transaction losses (gains)	8	(18)
Changes in operating assets and liabilities:
Accounts receivable	(2,072)	464
Inventories	2,500	117
Prepaid income taxes	161	-
Other current and long term assets	(204)	(106)
Accounts payable	1,853	(3,158)
Accrued liabilities and other liabilities	580	44
Net cash provided by operating activities	5,671	1,363

Cash flows from investing activities:
Capital expenditures	(339)	(262)
Additions to capitalized software	(10)	(569)
Proceeds from sale of assets	-	1
Net cash used in investing activities	(349)	(830)

Cash flows from financing activities:
Proceeds from stock option exercises	145	657
Purchases of common stock for treasury	(5,151)	(1,843)
Incremental tax benefits from stock options exercised	42	326
Payment of deferred financing costs	-	(6)
Net cash used in financing activities	(4,964)	(866)

Effect of exchange rate changes on cash and cash equivalents	(9)	(4)

Change in cash and cash equivalents	349	(337)
Cash and cash equivalents, beginning of period	6,863	11,285
Cash and cash equivalents, end of period	$7,212	$10,948

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

The financial position and results of operations of our U.K. foreign subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in other income in the Condensed Consolidated Statements of Income.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

2. Business acquisitions

On August 19, 2011, we completed the acquisition of Printrex, Inc. (“Printrex”), a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical markets which serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia.  We have included the financial results of Printrex in our Condensed Consolidated Financial Statements from the date of acquisition.  The total purchase price for Printrex was $4,000,000 in cash and potential future contingent consideration.  As of December 31, 2011, we recorded $2,280,000 of identifiable intangible assets, $1,351,000 of net tangible assets, $680,000 of contingent consideration, each based on their estimated fair values, and $1,049,000 of residual goodwill.

During the six months ended June 30, 2012, we recorded a purchase price adjustment to the fair value of inventory of $103,000 which increased the carrying value of Goodwill related to the Printrex acquisition to $1,152,000.

The Company is in the process of completing its analysis of fair value attributes of the assets acquired through the Printrex acquisition and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

In connection with the acquisition of Printrex, we entered into a contingent consideration arrangement which resulted in a liability, at fair value, of $680,000 at June 30, 2012, unchanged since December 31, 2011.  The undiscounted fair value related to the contingent liability could range from $100,000 to $1,800,000. Refer to Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 for the specific terms of this contingent consideration arrangement.

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

Six months ended
June 30, 2011
(In thousands)

Sales	$41,230
Net income	$3,429

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Inventories

The components of inventories are:

	June 30,	December 31,
	2012	2011
	(In thousands)

Raw materials and purchased component parts	$8,579	$6,863
Work-in-process	56	71
Finished goods	2,870	7,217
	$11,505	$14,151

4. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2012:

(In thousands)
Balance, beginning of period	$421
Accruals for warranties issued during the period	45
Changes in estimates	30
Settlements during the period	(143)
Balance, end of period	$353

Approximately $85,000 of the accrued product warranty liability is classified as long-term in Other liabilities at June 30, 2012 in the Condensed Consolidated Balance Sheets.

5. Accrued business consolidation and restructuring expenses

As discussed in Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011, in January 2012, we determined that we no longer need to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  We estimate that these restructuring activities will cause us to incur costs of approximately $140,000 in 2012 for employee termination benefits related to these employee reductions as well as moving costs.  During the three and six months ended June 30, 2012, we recorded restructuring charges of $63,000 and $117,000, respectively, in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  This charge has been included within Business consolidation and restructuring expenses in the accompanying Condensed Consolidated Statements of Income. Cash payments to be made under this restructuring plan are expected to be complete by October 2012.

In May 2011, we closed our New Britain, CT service facility which primarily serviced our first generation legacy lottery printers for GTECH Corporation (“GTECH”) and incurred $184,000 in facility closure and severance costs in the second quarter of 2011.  These restructuring activities reduced the number of employees and closed a facility, which caused us to incur costs for employee termination benefits related to these employee reductions as well as lease termination costs and the disposal of fixed assets.  Cash payments made under this restructuring plan were completed by April 2012.

The following table summarizes the activity recorded in accrued restructuring expenses during the six months ended June 30, 2012 and is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

(In thousands)
Accrual balance, beginning of period	$45
Severance and moving charges	117
Cash payments	(61)
Accrual balance, end of period	$101

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income	$508	$1,442	$1,716	$3,267

Shares:
Basic: Weighted average common shares outstanding	9,084	9,388	9,256	9,417
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	105	279	101	259
Diluted: Weighted average common and common equivalent shares outstanding	9,189	9,667	9,357	9,676

Net income per common share:
Basic	$0.06	$0.15	$0.19	$0.35
Diluted	$0.06	$0.15	$0.18	$0.34

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For the three months ended June 30, 2012 and 2011, there were 507,125 and 163,750, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2012 and 2011, there were 585,125 and 163,750, respectively, potentially dilutive shares consisting of stock options, and nonvested restricted stock (for the six months ended June 30, 2011 only), that were excluded from the calculation of earnings per diluted share.

7. Shareholders' equity

Changes in shareholders’ equity for the six months ended June 30, 2012 were as follows (in thousands):

Balance at December 31, 2011	$35,313
Net income	1,716
Share-based compensation expense	284
Proceeds from issuance of shares from exercise of stock options	145
Issuance of deferred stock units	134
Tax benefit related to employee stock sales and vesting of restricted stock	42
Foreign currency translation adjustment	3
Purchases of common stock for treasury	(5,151)
Balance at June 30, 2012	$32,486

We paid a portion of the 2011 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2012 and were fully vested at the time of grant.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Income taxes

We recorded an income tax provision for the second quarter of 2012 of $286,000 at an effective tax rate of 36.0%, compared to an income tax provision during the second quarter of 2011 of $777,000 at an effective tax rate of 35.0%. For the six months ended June 30, 2012, we recorded an income tax provision of $966,000 at an effective tax rate of 36.0%, compared to an income tax provision during the six months ended June 30, 2011 of $1,759,000 at an effective tax rate of 35.0%. Our effective tax rate for the second quarter and six months of 2012 is higher than the corresponding 2011 periods because it does not include any benefit from the federal research and development credit that expired at the end of 2011.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2012, we had $228,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

9. Commitments & contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012 and we are awaiting a ruling from the Court on this matter.

We are currently unable to estimate any potential liability or range of loss, if any, associated with this litigation. Accordingly, no amounts other than corresponding legal fees of approximately $453,000 have been accrued in the Condensed Consolidated Balance Sheets related to this matter.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2012 in addition to the policy described below.

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

Results of Operations: Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net Sales. Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the three months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2012		June 30, 2011			%
Banking and POS	$2,676	16.9%	$2,826	16.1%	$(150)	(5.3)%
Casino and gaming	7,112	44.9%	5,947	34.0%	1,165	19.6%
Lottery	1,728	10.9%	4,973	28.4%	(3,245)	(65.3)%
Printrex	1,174	7.4%	-	-	1,174	100%
TSG	3,163	19.9%	3,773	21.5%	(610)	(16.2)%
	$15,853	100.0%	$17,519	100.0%	$(1,666)	(9.5)%

International *	$4,258	26.9%	$4,260	24.3%	$(2)	-

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2012 decreased $1,666,000, or 10%, from the same period in 2011 due primarily to lower printer sales in our lottery market (a decrease of approximately $3,245,000, or 65%), and to a lesser extent from lower sales in TSG and in the banking and POS market.  These lower sales were partially offset by an increase in sales from our casino and gaming market of approximately $1,165,000, or 20%, and $1,174,000 of sales of printers resulting from the acquisition of Printrex.  Printer sales volume decreased 19% to approximately 45,000 units in the second quarter of 2012 compared to the second quarter of 2011. The decrease in unit volume was driven primarily by the lottery market where our unit volume decreased 65% compared to 2011, partially offset by an 18% increase in unit volume from the casino and gaming market as well as the addition of Printrex units.  The average selling price of our printers increased 14% in the second quarter of 2012 compared to the second quarter of 2011 due primarily to (1) significantly lower sales of lottery printers which have lower average selling prices than our other printers and (2) sales of Printrex printers which have significantly higher average selling prices than all our other printers. Overall, international sales in all markets remained consistent in the second quarter of 2012 compared to the same period in 2011.

Banking and POS:
Revenue from the banking and POS market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  A summary of sales of our worldwide banking and POS printers for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$2,505	93.6%	$2,534	89.7%	$(29)	(1.1)%
International	171	6.4%	292	10.3%	(121)	(41.4)%
	$2,676	100.0%	$2,826	100.0%	$(150)	(5.3)%

Domestic banking and POS printer revenue remained relatively consistent with the second quarter of 2011 as higher sales from an additional shipment of our Ithaca® 280 thermal receipt printer to a new banking customer were largely offset by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades.  However, we do expect shipments to McDonald’s for a new application to begin to contribute to sales in the third quarter of 2012. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for the second quarter of 2012 decreased 41% from 2011 due primarily to lower sales from the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments and royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our new software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming printers for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$3,715	52.2%	$2,406	40.5%	$1,309	54.4%
International	3,397	47.8%	3,541	59.5%	(144)	(4.1)%
	$7,112	100.0%	$5,947	100.0%	$1,165	19.6%

The increase in domestic sales of our casino and gaming products is solely due to an increase of 58% in sales of our thermal casino printers.  We believe that our increased casino printer sales during the second quarter of 2012 resulted from a combination of new casino openings and continued market share gains.

International casino and gaming printer sales decreased by 4%. Sales of our off-premise thermal gaming printers declined by 11% in the second quarter of 2012 compared to 2011, as a decrease in sales to our customers in Australia and Asia of 52% outweighed an  increase in sales to our European distributor of 28%. Additionally, sales of our casino ticket printers internationally decreased by 2% primarily from a 41% decline in sales to our customers in Australia and Asia that was almost fully offset by a 100% increase in sales to our Canadian distributor who supplies gaming machines for use in Italian video lottery terminal (“VLT’) gaming machines as the pace of the government-approved installation of approximately 50,000 VLT’s into Italy increased during the first half of 2012 following a significant slowdown during 2011.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$1,508	87.3%	$4,753	95.6%	$(3,245)	(68.3)%
International	220	12.7%	220	4.4%	-	-
	$1,728	100.0%	$4,973	100.0%	$(3,245)	(65.3)%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and are not indicative of GTECH’s overall business or revenue. Based on our backlog of orders, we expect total sales to GTECH for the second half of 2012 to be significantly higher than those reported during the first half of 2012.

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

	Three months ended
	June 30, 2012
Domestic	$962	81.9%
International	212	18.1%
	$1,174	100.0%

As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for the second quarter of 2011.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, paper testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
(In thousands)	June 30, 2012		June 30, 2011			%
Domestic	$2,905	91.8%	$3,566	94.5%	$(661)	(18.5)%
International	258	8.2%	207	5.5%	51	24.6%
	$3,163	100.0%	$3,773	100.0%	$(610)	(16.2)%

The decrease in domestic revenue from TSG is primarily due to a 34% decrease in sales of consumables from the effect of a loss of sales to two OEM customers, partially offset by service revenue from several new contracts for paper testing services that did not occur in the second quarter of 2011 as well as Printrex TSG sales of approximately $113,000.  Internationally, TSG revenue increased due primarily to higher sales of replacement parts as compared to the second quarter of 2011.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$5,842	$6,663	(12.3)%	36.9%	38.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturers.  Gross profit decreased $821,000, or 12%, and our gross margin decreased by 110 basis points as the effect of lower sales volume during the quarter outweighed the benefit of a favorable sales mix of higher margin casino and gaming and Printrex printers, and significantly fewer lower margin lottery printers, in the second quarter of 2012 compared to the second quarter of 2011. We expect our gross margin for the full year of 2012 to be relatively consistent with that of 2011.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$952	$815	16.8%	6.0%	4.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $137,000, or 17%, due primarily to the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $193,000 and higher outside testing and pre-production expenses related to new product development as we prepare to launch five new products in the second half of 2012. These increases were primarily offset by lower expenses associated with the retirement of our Executive Vice President of Engineering in March 2012. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$1,674	$1,653	1.3%	10.6%	9.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses remained relatively consistent in the second quarter of 2012 compared to the second quarter of 2011 as higher expenses associated with the Printrex acquisition were almost fully offset by lower promotional marketing expenses and sales commissions due to lower sales volume.  We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales – 2011
$1,903	$1,801	5.7%	12.0%	10.3%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $102,000, or 6%, due primarily to amortization of intangible assets acquired in the acquisition of Printrex of approximately $95,000.  We expect general and administrative expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$471	$-	100%	3.0%	-%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $471,000 in the second quarter of 2012.  We expect to incur an additional $500,000 to $1,000,000 of legal fees in the third quarter of 2012.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$63	$184	(65.8%)	0.4%	1.0%

As disclosed in Note 5 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended June 30, 2012, we recorded a restructuring charge of $63,000 for employee termination benefits related to these employee reductions as well as moving costs. We expect to incur total costs of approximately $140,000 in 2012 in connection with these restructuring activities and also expect the closing of this facility will result in annualized cost savings of $800,000, or $200,000 per quarter, beginning in the fourth quarter of 2012.

In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers were replaced by our thermal lottery printers.  During the three months ended June 30, 2011, we recorded a restructuring charge of $184,000 in connection with this facility closure. As of June 30, 2011, all New Britain activities ceased. Also see Note 5 in the Consolidated Condensed Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales – 2011
$779	$2,210	(64.8%)	4.9%	12.6%

The decrease in our operating income and operating margin was primarily due to lower gross profit as previously discussed in addition to higher operating expenses attributable to the Printrex acquisition of approximately $472,000 and the legal fees incurred from the Avery Dennison lawsuit.

Interest.  We recorded net interest income of $2,000 in the second quarter of 2012 compared to $7,000 in the second quarter of 2011.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank, which is included in our net interest income, remained relatively consistent in the second quarter of 2012 compared to the second quarter of 2011.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other income of $13,000 in the second quarter of 2012 compared to $2,000 in the second quarter of 2011 which represents foreign currency transaction exchange gains from the operations of our U.K. subsidiary.

Income Taxes.  We recorded an income tax provision for the second quarter of 2012 of $286,000 at an effective tax rate of 36.0%, compared to an income tax provision during the second quarter of 2011 of $777,000 at an effective tax rate of 35.0%.  Our effective tax rate for the second quarter of 2012 is higher because it does not include a benefit from the federal research and development credit, which is normally included in our tax rate, as this credit expired at the end of 2011.  If this credit is not reinstated, we expect our annual effective tax rate for 2012 to be approximately 36%.

Net Income.  We reported net income during the second quarter of 2012 of $508,000, or $0.06 per diluted share, compared to $1,442,000, or $0.15 per diluted share, for the second quarter of 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and repair services, by market for the six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2012		June 30, 2011			%
Banking and POS	$5,012	15.0%	$5,288	13.8%	$(276)	(5.2)%
Casino and gaming	16,523	49.5%	12,901	33.8%	3,622	28.1%
Lottery	2,758	8.2%	12,515	32.8%	(9,757)	(78.0)%
Printrex	2,413	7.2%	-	-	2,413	100%
TSG	6,706	20.1%	7,509	19.6%	(803)	(10.7)%
	$33,412	100.0%	$38,213	100.0%	$(4,801)	(12.6)%

International *	$10,480	31.4%	$9,682	25.3%	$798	8.2%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first half of 2012 decreased $4,801,000, or 13%, from the same period last year due primarily to lower printer sales into our lottery market (a decrease of $9,757,000, or 78%) as well as lower sales in TSG and in the banking and POS market. These lower sales were partially offset by an increase in sales from our casino and gaming market of approximately $3,622,000, or 28%, and $2,413,000 of sales of printers resulting from the acquisition of Printrex. During the first half of 2012, our printer sales volume decreased 26% to approximately 94,000 units compared to the first half of 2011.  The decrease in unit volume was driven primarily by the lottery market where our unit volume decreased 78% compared to 2011, partially offset by a 26% increase in unit volume from the casino and gaming market as well as the addition of Printrex units.  The average selling price of our printers increased 17% in the first half of 2012 compared to the first half of 2011 due primarily to (1) significantly lower sales of lottery printers which have lower average selling prices than our other printers and (2) sales of Printrex printers which have significantly higher average selling prices than all our other printers. Overall, international sales in all markets increased 8% in the first half of 2012 compared to the same period in 2011.

Banking and POS:
A summary of sales of our worldwide banking and POS printers for the six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$4,776	95.3%	$4,618	87.3%	$158	3.4%
International	236	4.7%	670	12.7%	(434)	(64.8)%
	$5,012	100.0%	$5,288	100.0%	$(276)	(5.2)%

The slight increase in domestic banking and POS printer revenue from the first half of 2012 was primarily driven by higher sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a new banking customer which we substantially completed shipments to in the second quarter of 2012.  This increase in sales of banking printers was largely offset by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades.  We expect U.S. sales for McDonald’s to be lower in 2012 compared to 2011 as McDonald’s substantially completed the roll out of printers to its 14,000 U.S. stores during 2011.  However, we do expect shipments to McDonald’s for a new application to begin to contribute to sales in the third quarter of 2012. Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for the first half of 2012 decreased 65% from 2011 due primarily to lower sales for the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:
A summary of sales of our worldwide casino and gaming printers for the six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$7,542	45.6%	$4,756	36.9%	$2,786	58.6%
International	8,981	54.4%	8,145	63.1%	836	10.3%
	$16,523	100.0%	$12,901	100.0%	$3,622	28.1%

The increase in domestic sales of our casino and gaming products is primarily due to an increase of 62% in sales of our thermal casino printers.  We believe that our increased casino printer sales during the first half of 2012 resulted from a combination of new casino openings and continued market share gains. Revenue in the first half of 2012 also benefited from the first contribution of EPICENTRALTM software sales. Even though we anticipate little improvement in the domestic slot machine replacement cycle in 2012, we expect our domestic casino sales to be higher in 2012 than in 2011 as we expect to continue to gain market share and also benefit from new casino openings we won in 2011 and will install in 2012.

International casino and gaming printer sales increased due primarily to a 9% increase in casino ticket printer sales as the pace of the government-approved installation of approximately 50,000 video lottery terminal (“VLT”) gaming machines into Italy increased primarily during the first half of 2012 following a significant slowdown during 2011.  Although we expect sales of printers for the Italian VLT market to continue in 2012, we cannot predict the future level of these sales as they are dependent on the Italian regulatory environment.  In addition to increased casino ticket printer sales, sales of our off-premise thermal gaming printers also increased 13% in the first half of 2012 compared to 2011 due primarily to a 69% increase in sales to our European distributor partially offset by a 44% decrease in sales to our customers in Australia and Asia.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$2,523	91.5%	$12,148	97.1%	$(9,625)	(79.2)%
International	235	8.5%	367	2.9%	(132)	(36.0)%
	$2,758	100.0%	$12,515	100.0%	$(9,757)	(78.0)%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders, we expect total sales to GTECH for the second half of 2012 to be significantly higher than those reported during the first half of 2012.

Printrex:
A summary of sales of our worldwide Printrex printers is as follows (in thousands, except percentages):

	Six months ended
	June 30, 2012
Domestic	$2,037	84.4%
International	376	15.6%
	$2,413	100.0%

As Printrex was acquired during the third quarter of 2011, no Printrex printer sales were included in our results for the six months ended June 30, 2011. We expect sales of Printrex printers for 2012 to be between approximately $5,000,000 and $5,500,000.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2012		June 30, 2011			%
Domestic	$6,054	90.3%	$7,009	93.3%	$(955)	(13.6)%
International	652	9.7%	500	6.7%	152	30.4%
	$6,706	100.0%	$7,509	100.0%	$(803)	(10.7)%

The decrease in domestic revenue is largely due to a decrease of 27% in sales of consumables compared to the same period in 2011 from the effect of a loss of sales to two OEM customers offset by service revenue from several new contracts for paper testing services that did not occur in the first half of 2011 as well as Printrex TSG sales of approximately $216,000.  Internationally, TSG revenue increased due primarily to higher sales of replacement parts as compared to the first half of 2011.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$$12,620	$13,595	(7.2%)	37.8%	35.6%

While gross profit decreased $975,000, or 7%, our gross margin significantly improved by 220 basis points due primarily to a favorable sales mix as we sold more higher margin casino and gaming and Printrex printers, and significantly fewer lower margin lottery printers, in the first six months of 2012 compared to the first six months of 2011. We expect our gross margin for the full year of 2012 to be relatively consistent with that of 2011.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$2,165	$1,584	36.7%	6.5%	4.1%

Engineering and product development expenses increased $581,000, or 37%, which was due primarily to the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $408,000 and higher outside testing and pre-production expenses related to new product development as we prepare to launch five new products in the second half of 2012. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales – 2011
$3,275	$3,172	3.2%	9.8%	8.3%

Selling and marketing expenses increased by 3% in the first half of 2012 compared to the first half of 2011 primarily due to higher expenses associated with the Printrex acquisition somewhat offset by lower promotional marketing expenses and sales commissions due to lower sales volume. We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$3,903	$3,657	6.7%	11.7%	9.6%

General and administrative expenses increased $246,000, or 7%, due primarily to amortization of intangible assets acquired in the acquisition of Printrex of approximately $190,000.  We expect general and administrative expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales – 2012	Total Sales - 2011
$471	$-	100%	1.4%	-%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $471,000 in the first half of 2012. We expect to incur an additional $500,000 to $1,000,000 of legal fees in the third quarter of 2012.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$117	$184	(36.4%)	0.4%	0.5%

As disclosed in Note 5 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the six months ended June 30, 2012, we recorded a restructuring charge of $117,000 for employee termination benefits related to these employee reductions as well as moving costs.  We expect to incur total costs of approximately $140,000 in 2012 in connection with these restructuring activities and also expect the closing of this facility will result in annualized cost savings of $800,000, or $200,000 per quarter, beginning in the fourth quarter of 2012.

In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers were replaced by our thermal lottery printers.  During the six months ended June 30, 2011, we recorded a restructuring charge of $184,000 in connection with this facility closure. As of June 30, 2011, all New Britain activities ceased. Also see Note 5 in the Consolidated Condensed Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales – 2011
$2,689	$4,998	(46.2%)	8.0%	13.1%

The decrease in our operating income and operating margin was primarily due to lower gross profit as previously discussed in addition to higher operating expenses attributable to the Printrex acquisition of approximately $939,000, higher new product development costs and the legal fees incurred from the Avery Dennison lawsuit.

Interest.  We recorded net interest income of $4,000 in the first half of 2012 compared to $11,000 in the first half of 2011.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank, which is included in our net interest income, remained relatively consistent in the first half of 2012 compared to the first half of 2011.  See “Liquidity and Capital Resources” below for more information.

Other Income.  We recorded other expense of $11,000 in the first half of 2012 compared to other income of $17,000 in the first half of 2011.  The change was due to a foreign currency transaction exchange loss in the first half of 2012 as compared to a foreign currency transaction exchange gain in the first half of 2011 recorded by our U.K. subsidiary during those periods.

Income Taxes.  We recorded an income tax provision for the first half of 2012 of $966,000 at an effective tax rate of 36.0% compared to an income tax provision for the first half of 2011 of $1,759,000 at an effective tax rate of 35.0%.  Our effective tax rate for the first half of 2012 is higher because it does not include a benefit from the federal research and development credit, which is normally included in our tax rate, as this credit expired at the end of 2011.  If this credit is not reinstated, we expect our annual effective tax rate for 2012 to be approximately 36%.

Net Income.  We reported net income during the first half of 2012 of $1,716,000, or $0.18 per diluted share, compared to net income of $3,267,000, or $0.34 per diluted share, for the first half of 2011.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2012, our cash and cash equivalents balance increased $349,000, or 5%, from December 31, 2011 and we ended the first half of 2012 with $7,212,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $5,671,000 in the first six months of 2012 as compared to $1,363,000 in the first six months of 2011:

During the first six months of 2012:
•	We reported net income of $1,716,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,169,000, including $190,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $2,072,000 due to a higher concentration of sales made during the latter portion of the second quarter.
•
Inventories decreased $2,500,000 due to our continued effort to reduce inventory purchases and to fulfill sales with existing inventory stock. However, we expect our inventories to increase during the second half of 2012 due to an anticipated increase in sales volume and as we make initial stocking orders for our newly-launched products.

•	Accounts payable increased $1,853,000 due primarily to the timing of payments during the latter portion of the second quarter.
•
Accrued liabilities and other liabilities increased $580,000 due primarily to higher accrued legal fees primarily in connection with the Avery Dennison lawsuit as disclosed in Note 9 to the Condensed Consolidated Financial Statements in addition to deferred revenue associated with new contracts for paper qualification testing entered into during the first half of the year.

•	Incremental tax benefits from stock options exercised of $42,000.

During the first six months of 2011:
•	We reported net income of $3,267,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,055,000.
•	Accounts receivable decreased $464,000 due to the timing of sales during the quarter.
•	Inventories decreased $117,000 as we shipped our backlog of orders and reduced our inventory purchases.
•	Accounts payable decreased $3,158,000 due to decreased inventory purchases and the timing of payments during the quarter.
•	Incremental tax benefits from stock options exercised of $326,000.

Investing activities:  Our capital expenditures were $339,000 and $262,000 in the first six months of 2012 and 2011, respectively.  Expenditures in 2012 included $79,000 for the purchase of computer equipment and the remaining amount primarily for the purchase of new product tooling.  Expenditures in 2011 included $137,000 for the purchase of computer equipment, $64,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Additionally, our capitalized software development costs were $10,000 and $569,000 in the first six months of 2012 and 2011, all related to our new EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2012 are expected to be approximately $1,000,000, primarily for new product tooling and tooling enhancements for our existing products, as well as development costs for EPICENTRALTM.

Financing activities:  We used $4,964,000 of cash from financing activities during the first half of 2012 due to the repurchase of $5,151,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $187,000.  During the first half of 2011, we used $866,000 of cash from financing activities due to the repurchase of $1,843,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $983,000.

Working Capital
Our working capital decreased 10% to $24,634,000 at June 30, 2012 from $27,222,000 at December 31, 2011.  Our current ratio decreased to 4.0 as of June 30, 2012 compared to 5.7 at December 31, 2011.  The decrease in our working capital and current ratio was largely due to higher accounts payable and lower inventory balances offset by higher accounts receivable balances for the reasons discussed above.

Credit Facility and Borrowings
On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.  The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness, the payment of dividends on our common stock and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2012.  The following table lists the financial covenants and the performance measurements at June 30, 2012:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2012
Operating cash flow / Debt service	Minimum of 1.25 times	82.1 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of June 30, 2012, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Stock Repurchase Program
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During thesix months ended June 30, 2012, we repurchased 616,365 shares of our common stock for approximately $5,151,000 at an average price per share of $8.36.  As of June 30, 2012, approximately $6,993,000 remains authorized for future repurchases under the Stock Repurchase Program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There has been no material change in our exposure to market risk during the three months ended June 30, 2012.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012 and we are awaiting a ruling from the Court on this matter.

We are currently unable to estimate any potential liability or range of loss, if any, associated with this litigation. Accordingly, no amounts other than corresponding legal fees of approximately $453,000 have been accrued in the Condensed Consolidated Balance Sheets related to this matter.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During thesix months ended June 30, 2012, we repurchased 616,365 shares of our common stock for approximately $5,151,000 at an average price per share of $8.36.  As of June 30, 2012, approximately $6,993,000 remains authorized for future repurchases under the Stock Repurchase Program. The following table summarizes the repurchase of our common stock in the six months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2012 – January 31, 2012	447	$7.65	447	$7,140,000
February 1, 2012 – February 29, 2012	-	-	-	$7,140,000
March 1, 2012 – March 31, 2012	19,708	7.19	19,708	$11,998,000*
April 1, 2012 – April 30, 2012	374,228	8.59	374,228	$8,784,000*
May 1, 2012 – May 31, 2012	93,302	8.58	93,302	$7,983,000*
June 1, 2012 – June 30, 2012	128,680	7.69	128,680	$6,993,000*
Total	616,365	$8.36	616,365

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 9, 2012	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)