Form 10-Q
period 2012-11-08
TRANSACT TECHNOLOGIES INC
filed 2012-11-08
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

                         (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
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

As of October 31, 2012, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,759,236.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$8,577	$6,863
Accounts receivable, net	9,814	9,583
Inventories	10,608	14,151
Prepaid income taxes	447	446
Deferred tax assets	1,636	1,636
Other current assets	750	375
Total current assets	31,832	33,054

Fixed assets, net	3,207	3,358
Goodwill	2,621	2,518
Deferred tax assets	882	890
Intangible assets, net of accumulated amortization of $1,168 and $730, respectively	2,445	2,861
Other assets	114	59
	9,269	9,686
Total assets	$41,101	$42,740

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,928	$3,019
Accrued liabilities	3,267	2,672
Deferred revenue	183	141
Total current liabilities	7,378	5,832

Deferred revenue, net of current portion	176	224
Deferred rent, net of current portion	322	357
Accrued contingent consideration (Note 2)	680	680
Other liabilities	317	334
	1,495	1,595
Total liabilities	8,873	7,427

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,891,577 and 10,851,955 shares issued, respectively; 8,759,236 and 9,390,262 shares outstanding, respectively	109	108
Additional paid-in capital	25,780	25,058
Retained earnings	23,352	21,613
Accumulated other comprehensive loss, net of tax	(55)	(71)
Treasury stock, at cost, 2,132,341 and 1,461,693 shares, respectively	(16,958)	(11,395)
Total shareholders’ equity	32,228	35,313
Total liabilities and shareholders’ equity	$41,101	$42,740

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share data)

Net sales	$15,358	$14,111	$48,770	$52,324
Cost of sales	9,679	8,761	30,471	33,379

Gross profit	5,679	5,350	18,299	18,945

Operating expenses:
Engineering, design and product development	1,087	848	3,252	2,432
Selling and marketing	1,571	1,458	4,846	4,630
General and administrative	1,919	1,919	5,822	5,576
Legal fees associated with lawsuit (Note 9)	1,036	-	1,507	-
Business consolidation and restructuring (Note 5)	23	-	140	184
	5,636	4,225	15,567	12,822

Operating income	43	1,125	2,732	6,123
Interest and other income (expense):
Interest, net	3	7	7	18
Other, net	(10)	(17)	(21)	-
	(7)	(10)	(14)	18

Income before income taxes	36	1,115	2,718	6,141
Income tax provision	13	276	979	2,035
Net income	$23	$839	$1,739	$4,106

Net income per common share:
Basic	$0.00	$0.09	$0.19	$0.44
Diluted	$0.00	$0.09	$0.19	$0.43

Shares used in per-share calculation:
Basic	8,822	9,471	9,110	9,435
Diluted	8,911	9,661	9,205	9,651

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$23	$839	$1,739	$4,106
Foreign currency translation adjustment, net of tax	13	(8)	16	-
Comprehensive income	$36	$831	$1,755	$4,106

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net income	$1,739	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	402	445
Incremental tax benefits from stock options exercised	(42)	(439)
Depreciation and amortization	1,314	1,177
(Gain) loss on disposal of fixed assets	(12)	24
Foreign currency transaction loss (gain)	31	(2)
Changes in operating assets and liabilities:
Accounts receivable	(228)	1,292
Inventories	3,397	(1,108)
Prepaid income taxes	17	-
Other current and long term assets	(433)	(327)
Accounts payable	909	(3,055)
Accrued liabilities and other liabilities	690	380
Net cash provided by operating activities	7,784	2,493

Cash flows from investing activities:
Capital expenditures	(675)	(472)
Additions to capitalized software	(23)	(568)
Acquisitions	-	(4,000)
Proceeds from sale of assets	14	1
Net cash used in investing activities	(684)	(5,039)

Cash flows from financing activities:
Proceeds from stock option exercises	145	863
Purchases of common stock for treasury	(5,563)	(2,075)
Incremental tax benefits from stock options exercised	42	439
Payment of deferred financing costs	-	(18)
Net cash used in financing activities	(5,376)	(791)

Effect of exchange rate changes on cash and cash equivalents	(10)	(14)

Change in cash and cash equivalents	1,714	(3,351)
Cash and cash equivalents, beginning of period	6,863	11,285
Cash and cash equivalents, end of period	$8,577	$7,934

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with the current period presentation.

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

During the nine months ended September 30, 2012, we recorded a purchase price adjustment to the fair value of inventory of $103,000 which increased the carrying value of Goodwill related to the Printrex acquisition to $1,152,000. As of September 30, 2012, we have completed our analysis of fair value attributes of the assets acquired through the Printrex acquisition and the final assessment of values did not differ materially from our preliminary assessment.

In connection with the acquisition of Printrex, we entered into a contingent consideration arrangement which resulted in a liability, at fair value, of $680,000 at September 30, 2012, unchanged since December 31, 2011.  The undiscounted fair value related to the contingent liability could range from $100,000 to $1,800,000. Refer to Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 for the specific terms of this contingent consideration arrangement.

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

Nine months ended
September 30, 2011
(In thousands)

Sales	$56,049
Net income	$4,378

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. Inventories

The components of inventories are:

	September 30,	December 31,
	2012	2011
	(In thousands)

Raw materials and purchased component parts	$7,674	$6,863
Work-in-process	14	71
Finished goods	2,920	7,217
	$10,608	$14,151

4. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2012:

(In thousands)
Balance, beginning of period	$421
Accruals for warranties issued during the period	70
Changes in estimates	4
Settlements during the period	(198)
Balance, end of period	$297

Approximately $89,000 of the accrued product warranty liability is classified as long-term in Other liabilities at September 30, 2012 in the Condensed Consolidated Balance Sheets.

5. Accrued business consolidation and restructuring expenses

As discussed in Note 4, Business acquisitions, of the Company’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011, in January 2012, we determined that we no longer need to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  We estimate that these restructuring activities will cause us to incur costs of approximately $140,000 in 2012 for employee termination benefits related to these employee reductions as well as moving costs.  The closing of the San Jose manufacturing operations was substantially completed as of September 30, 2012.  During the three and nine months ended September 30, 2012, we recorded restructuring charges of $23,000 and $140,000, respectively, in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations.”  This charge has been included within Business consolidation and restructuring expenses in the accompanying Condensed Consolidated Statements of Income. Cash payments made under this restructuring plan were completed by October 2012.

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

The following table summarizes the activity recorded in accrued restructuring expenses during the nine months ended September 30, 2012 and is included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

(In thousands)
Accrual balance, beginning of period	$45
Severance and moving charges	140
Cash payments	(169)
Accrual balance, end of period	$16

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Net income	$23	$839	$1,739	$4,106

Shares:
Basic: Weighted average common shares outstanding	8,822	9,471	9,110	9,435
Add: Dilutive effect of outstanding options and restricted stock as determined by the treasury stock method	89	190	95	216
Diluted: Weighted average common and common equivalent shares outstanding	8,911	9,661	9,205	9,651

Net income per common share:
Basic	$0.00	$0.09	$0.19	$0.44
Diluted	$0.00	$0.09	$0.19	$0.43

Unvested restricted stock is excluded from the calculation of weighted average common shares for basic EPS.  For diluted EPS, weighted average common shares include the impact of unvested restricted stock under the treasury stock method.

For both the three and nine months ended September 30, 2012 and 2011, there were 585,125 and 163,750, respectively, potentially dilutive shares consisting of stock options, and non-vested restricted stock (for the nine months ended September 30, 2011 only), that were excluded from the calculation of earnings per diluted share.

7. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2012 were as follows (in thousands):

Balance at December 31, 2011	$35,313
Net income	1,739
Share-based compensation expense	402
Proceeds from stock option exercises	145
Issuance of deferred stock units	134
Incremental tax benefits from stock options exercised	42
Foreign currency translation adjustment	16
Purchases of common stock for treasury	(5,563)
Balance at September 30, 2012	$32,228

We paid a portion of the 2011 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2012 and were fully vested at the time of grant.

On September 10, 2012, we announced that our Board of Directors has approved the initiation of a quarterly cash dividend of $0.06 per share of common stock outstanding. On November 2, 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share which will be payable on or about December 12, 2012 to common shareholders of record at the close of business on November 21, 2012.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Income taxes

We recorded an income tax provision for the third quarter of 2012 of $13,000 at an effective tax rate of 36.1%, compared to an income tax provision during the third quarter of 2011 of $276,000 at an effective tax rate of 24.8%. For the nine months ended September 30, 2012, we recorded an income tax provision of $979,000 at an effective tax rate of 36.0%, compared to an income tax provision during the nine months ended September 30, 2011 of $2,035,000 at an effective tax rate of 33.1%. Our effective tax rate for the third quarter and nine months of 2012 is higher than the corresponding 2011 periods because it does not include any benefit from the federal research and development credit that expired at the end of 2011. Additionally, the effective tax rate for the third quarter and nine months ended September 30, 2011 was favorably impacted by the recognition of $53,000 for certain discrete tax benefits.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination.  Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No federal, state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2012, we had $228,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

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

We are currently unable to estimate any potential liability or range of loss, if any, associated with this litigation. Accordingly, no amounts other than corresponding legal fees of approximately $491,000 have been accrued in the Condensed Consolidated Balance Sheets related to this matter.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. Beyond printers, TransAct provides world-class printer service, spare parts, accessories and printing supplies required by its worldwide installed base of printers..  Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, food safety, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products.  We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2012 in addition to the policy described below.

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

Results of Operations: Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net Sales. Net sales, which include printer and software sales and sales of replacement parts, consumables and repair and other services, by market for the three months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2012		September 30, 2011		$	%
Banking and POS	$1,829	11.9%	$2,818	20.0%	$(989)	(35.1%)
Casino and gaming	6,100	39.7%	5,861	41.5%	239	4.1%
Lottery	2,454	16.0%	1,551	11.0%	903	58.2%
Printrex	1,209	7.9%	464	3.3%	745	160.6%
TSG	3,766	24.5%	3,417	24.2%	349	10.2%
	$15,358	100.0%	$14,111	100.0%	$1,247	8.8%

International *	$4,075	26.5%	$3,285	23.3%	$790	24.0%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2012 increased $1,247,000, or 9%, from the same period in 2011 due primarily to higher printer sales in our lottery market (an increase of approximately $903,000, or 58%), an increase in sales of printers from Printrex of approximately $745,000 and to a lesser extent from higher sales in TSG and in the casino and gaming market.  These higher sales were partially offset by a decrease in sales from our banking and POS market of approximately $989,000, or 35%.  Printer sales volume increased 3% to approximately 42,000 units in the third quarter of 2012 compared to the third quarter of 2011. The slight increase in unit volume was driven primarily by the lottery and casino and gaming markets where our unit volume increased 53% and 8%, respectively, in addition to the increase of Printrex units reflecting a full quarter of sales in 2012 as compared to only six weeks of sales in the third quarter of 2011 as we acquired Printrex on August 19, 2011. These unit volume increases were partially offset by a 40% decrease in unit volume from the banking and POS market.  The average selling price of our printers increased 4% in the third quarter of 2012 compared to the third quarter of 2011 due primarily to (1) lower sales of POS printers to McDonalds that have lower average selling prices than our other printers and (2) an increase in sales of Printrex printers, that have significantly higher average selling prices than all of our other printers. These average sales price increases were somewhat offset by higher sales of lottery printers that have lower average selling prices than our other printers.  Overall, international sales increased 24% primarily driven by higher sales to the casino and gaming market as well as an increase in international sales of Printrex printers reflecting a full quarter of sales in 2012 as compared to only six weeks of sales in the third quarter of 2011.

Banking and POS:
Revenue from the banking and POS market includes sales of printers used by banks, credit unions, and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  A summary of sales of our worldwide banking and POS printers for the three months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$1,726	94.4%	$2,667	94.6%	$(941)	(35.3%)
International	103	5.6%	151	5.4%	(48)	(31.8%)
	$1,829	100.0%	$2,818	100.0%	$(989)	(35.1%)

The decrease in domestic banking and POS printer revenue was primarily due to a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades, as the U.S. rollout of printers for these initiatives is substantially complete.  However, beginning in the third quarter 2012, we began to ship Ithaca 8000® printers to McDonald’s for a new application that we expect to continue in the fourth quarter of 2012 and into 2013.  Sales of our banking printers for the third quarter of 2012 remained consistent with those reported for the third quarter of 2011.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for the third quarter of 2012 decreased 32% from 2011 due primarily to lower sales from the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our new software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming printers for the three months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$2,803	46.0%	$2,989	51.0%	$(186)	(6.2%)
International	3,297	54.0%	2,872	49.0%	425	14.8%
	$6,100	100.0%	$5,861	100.0%	$239	4.1%

The decrease in domestic sales of our casino and gaming products is primarily due to a decrease in sales of our thermal casino printers.  We believe that the lower casino printer sales during the third quarter of 2012 resulted from weakness in the overall replacement cycle for slot machines combined with fewer new casino openings in the third quarter of 2012 compared to 2011.

International casino and gaming printer sales increased by 15%.  Sales of our thermal ticket printers increased by 44% from (1) a 35% increase in sales to our distributor and other customers in Europe, (2) a 32% increase in sales to our customers in Australia and Asia and (3) a 100% increase in sales to a Canadian OEM. Partially offsetting the increase in thermal ticket printer sales, sales of our off-premise thermal gaming printers declined by 22% in the third quarter of 2012 compared to 2011 primarily from a 59% decrease in sales to our customers in Australia and Asia.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$2,369	96.5%	$1,548	99.8%	$821	53.0%
International	85	3.5%	3	0.2%	82	2,733.3%
	$2,454	100.0%	$1,551	100.0%	$903	58.2%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and are not indicative of GTECH’s overall business or revenue. Based on our backlog of orders, we expect total sales to GTECH for the fourth quarter of 2012 to be significantly higher than those reported during the third quarter of 2012.

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$929	76.8%	$414	89.2%	$515	124.4%
International	280	23.2%	50	10.8%	230	460.0%
	$1,209	100.0%	$464	100.0%	$745	160.6%

The increase in sales of Printrex branded printers is primarily due to a full quarter of sales being reported in the third quarter of 2012 as compared to approximately six weeks of sales in the third quarter of 2011 as we acquired Printrex on August 19, 2011. We expect sales of Printrex printers for 2012 to be between approximately $5,000,000 and $5,500,000.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper and other printing supplies), replacement parts, maintenance and repair services, paper testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
(In thousands)	September 30, 2012		September 30, 2011		$	%
Domestic	$3,456	91.8%	$3,208	93.9%	$248	7.7%
International	310	8.2%	209	6.1%	101	48.3%
	$3,766	100.0%	$3,417	100.0%	$349	10.2%

The increase in domestic revenue from TSG is primarily due to service revenue from several new contracts for paper testing services that did not occur in the third quarter of 2011.  Internationally, TSG revenue increased due primarily to higher sales of replacement parts as compared to the third quarter of 2011.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$5,679	$5,350	6.1%	37.0%	37.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor and the associated manufacturing overhead expenses, and the cost of finished products purchased directly from our contract manufacturers.  Gross profit increased $329,000, or 6%, due largely to higher total sales volume.  Gross margin decreased by 90 basis points as the effect of an unfavorable sales mix of a greater number of lower margin lottery printers sold during the quarter outweighed the benefit of higher total sales volumes in the third quarter of 2012 compared to the third quarter of 2011.  We expect our gross margin for the full year of 2012 to be relatively consistent with that of 2011.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,087	$848	28.2%	7.1%	6.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $239,000, or 28%, in the third quarter of 2012 due primarily to the full quarter effect of the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $116,000 and higher outside testing and pre-production expenses related to new product development as we prepare to launch four new products in the fourth quarter of 2012. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,571	$1,458	7.8%	10.2%	10.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $113,000, or 8%, in the third quarter of 2012 compared to the third quarter of 2011 due primarily to the full quarter effect of the addition of new sales staff and selling and marketing expenses from the acquisition of Printrex. We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,919	$1,919	- %	12.5%	13.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses remained consistent in both periods as higher professional fees and amortization of intangible assets related to the acquisition of Printrex were fully offset by a $144,000 decline in transaction and integration expenses incurred from the acquisition of Printrex  in the third quarter of 2011.  We expect general and administrative expenses to be higher in 2012 than in 2011 due largely to the full year effect of the amortization of intangible assets acquired in the Printrex acquisition.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,036	$-	100%	6.7%	- %

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $1,036,000 in the third quarter of 2012.  We may incur additional legal fees related to this lawsuit in the fourth quarter of 2012 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$23	$-	100%	0.1%	- %

As disclosed in Note 5 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended September 30, 2012, we recorded a restructuring charge of $23,000 for employee termination benefits related to these employee reductions as well as moving costs. The closing of the San Jose manufacturing operations was substantially completed as of September 30, 2012.  We expect the closing of this facility will result in annualized cost savings of $800,000, or $200,000 per quarter, beginning in the fourth quarter of 2012.

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

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$43	$1,125	(96.2%)	0.3%	8.0%

The decrease in our operating income and operating margin was primarily due to the legal fees incurred from the Avery Dennison lawsuit in addition to higher operating expenses attributable to the full quarter effect of the Printrex acquisition of approximately $213,000.

Interest.  We recorded net interest income of $3,000 in the third quarter of 2012 compared to $7,000 in the third quarter of 2011.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank, which is included in our net interest income, remained relatively consistent in the third quarter of 2012 compared to the third quarter of 2011.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $10,000 in the third quarter of 2012 compared to other expense of $17,000 in the third quarter of 2011 which primarily represents foreign currency transaction exchange losses from the operations of our U.K. subsidiary. Other expense in the third quarter of 2012 also included a $14,000 gain on the sale of certain fixed assets.

Income Taxes.  We recorded an income tax provision for the third quarter of 2012 of $13,000 at an effective tax rate of 36.1%, compared to an income tax provision during the third quarter of 2011 of $276,000 at an effective tax rate of 24.8%.  Our effective tax rate for the third quarter of 2012 is higher because it does not include a benefit from the federal research and development credit, which is normally included in our tax rate, as this credit expired at the end of 2011.  If this credit is not reinstated, we expect our annual effective tax rate for 2012 to be approximately 36%. Additionally, the effective tax rate for the third quarter ended September 30, 2011 was favorably impacted by the recognition of $53,000 of certain discrete tax benefits.

Net Income.  We reported net income during the third quarter of 2012 of $23,000, or $0.00 per diluted share, compared to $839,000, or $0.09 per diluted share, for the third quarter of 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net Sales.  Net sales by market for the nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Banking and POS	$6,841	14.0%	$8,106	15.5%	$(1,265)	(15.6%)
Casino and gaming	22,623	46.4%	18,762	35.8%	3,861	20.6%
Lottery	5,212	10.7%	14,066	26.9%	(8,854)	(62.9%)
Printrex	3,622	7.4%	464	0.9%	3,158	680.6%
TSG	10,472	21.5%	10,926	20.9%	(454)	(4.2%)
	$48,770	100.0%	$52,324	100.0%	$(3,554)	(6.8%)

International *	$14,555	29.8%	$12,967	24.8%	$1,588	12.2%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for the first nine months of 2012 decreased $3,554,000, or 7%, from the same period last year due primarily to lower printer sales into our lottery market (a decrease of $8,854,000, or 63%) as well as lower sales in the banking and POS market and TSG. These lower sales were partially offset by an increase in sales from our casino and gaming market of approximately $3,861,000, or 21%, and an increase in sales of Printrex branded printers of $3,158,000 during the first nine months of 2012 compared to the same period last year. During the first nine months of 2012, our printer sales volume decreased 19% to approximately 136,000 units compared to the first nine months of 2011.  The decrease in unit volume was driven primarily by the lottery market where our unit volume decreased 64% in addition to 17% lower unit volume in our banking and POS market during the first nine months of 2012 compared to the same period last year. These decreases were partially offset by a 21% increase in unit volume during the first nine months of 2012 from the casino and gaming market as well as an increase in Printrex units sold reflecting a full nine months of sales in 2012 as compared to only six weeks of sales in the first nine months of 2011 as we acquired Printrex on August 19, 2011.  The average selling price of our printers increased 14% in the first nine months of 2012 compared to the first nine months of 2011 due primarily to (1) significantly lower sales of lottery printers which have lower average selling prices than our other printers and (2) higher sales of casino and gaming printers as well as an increase in sales of Printrex printers, both of which have significantly higher average selling prices than all our other printers. Overall, international sales in all markets increased 12% in the first nine months of 2012 compared to the same period in 2011 primarily driven by higher sales to the casino and gaming market as well as an increase in international sales of Printrex printers reflecting a full nine months of sales in 2012 as compared to only six weeks of sales in the first nine months of 2011.

Banking and POS:
A summary of sales of our worldwide banking and POS printers for the nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$6,502	95.0%	$7,285	89.9%	$(783)	(10.7%)
International	339	5.0%	821	10.1%	(482)	(58.7%)
	$6,841	100.0%	$8,106	100.0%	$(1,265)	(15.6%)

The decrease in domestic banking and POS printer revenue from the first nine months of 2012 was primarily driven by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades, as the U.S. rollout of printers for these initiatives is substantially complete.  However, beginning in the third quarter 2012, we began to ship Ithaca 8000® printers to McDonald’s for a new application that we expect to continue in the fourth quarter of 2012 and into 2013.  This decrease in sales was partially offset by higher sales of our banking printers mainly due to sales from a large order for our Ithaca® 280 thermal receipt printer to a new banking customer which we completed shipments to in the third quarter of 2012.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for the first nine months of 2012 decreased 59% from 2011 due primarily to lower sales for the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:
A summary of sales of our worldwide casino and gaming printers for the nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$10,345	45.7%	$7,745	41.3%	$2,600	33.6%
International	12,278	54.3%	11,017	58.7%	1,261	11.4%
	$22,623	100.0%	$18,762	100.0%	$3,861	20.6%

The increase in domestic sales of our casino and gaming products is primarily due to an increase of 35% in sales of our thermal casino printers during the first nine months of 2012.  We believe that this increase in casino printer sales resulted from a combination of new casino openings and continued market share gains. Revenue in the first nine months of 2012 also benefited from the first contribution of EPICENTRALTM software sales.

The increase in international casino and gaming printer sales was primarily due to a 17% increase in casino ticket printer sales during the first nine months of 2012 driven by a 100% increase in sales to a Canadian OEM.  Sales of our off-premise thermal gaming printers were relatively consistent in the first nine months of 2012 compared to 2011 as a 42% increase in sales to our European distributor was almost fully offset by a 48% decrease in sales to our customers in Australia and Asia.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$4,892	93.9%	$13,696	97.4%	$(8,804)	(64.3%)
International	320	6.1%	370	2.6%	(50)	(13.5%)
	$5,212	100.0%	$14,066	100.0%	$(8,854)	(62.9%)

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders, we expect total sales to GTECH for the fourth quarter of 2012 to be significantly higher than those reported during the third quarter of 2012.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$2,966	81.9%	$414	89.2%	$2,552	616.4%
International	656	18.1%	50	10.8%	606	1,212.0%
	$3,622	100.0%	$464	100.0%	$3,158	680.6%

The increase in sales is primarily due to a full nine months of sales being reported in 2012 as compared to approximately six weeks of sales in the first nine months of 2011 as we acquired Printrex on August 19, 2011.  We expect sales of Printrex printers for 2012 to be between approximately $5,000,000 and $5,500,000.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2012 and 2011 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2012		September 30, 2011		$	%
Domestic	$9,510	90.8%	$10,217	93.5%	$(707)	(6.9%)
International	962	9.2%	709	6.5%	253	35.7%
	$10,472	100.0%	$10,926	100.0%	$(454)	(4.2%)

The decrease in domestic revenue is largely due to a decrease of 19% in sales of consumables compared to the same period in 2011 from the effect of a loss of sales to two OEM customers partially offset by an increase in service revenue of approximately $540,000 during the first nine months of 2012 from several new contracts for paper testing services that did not occur in the first nine months of 2011 as well as incremental Printrex TSG sales of approximately $284,000 during the first nine months of 2012.  Internationally, TSG revenue increased during the first nine months of 2012 due primarily to higher sales of replacement parts as compared to the first nine months of 2011.

Gross Profit. Gross profit information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$$18,299	$18,945	(3.4%)	37.5%	36.2%

While gross profit decreased $646,000, or 3% due largely to lower sales volume, our gross margin improved by 130 basis points due primarily to a favorable sales mix as we sold more higher margin casino and gaming and Printrex printers, and significantly fewer lower margin lottery printers, in the first nine months of 2012 compared to the first nine months of 2011. We expect our gross margin for the full year of 2012 to be relatively consistent with that of 2011.

Engineering and Product Development. Engineering and product development information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$3,252	$2,432	33.7%	6.7%	4.6%

Engineering and product development expenses increased $820,000, or 34%, due primarily to the full nine months effect of the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $514,000 and higher outside testing and pre-production expenses related to new product development as we prepare to launch four new products in the fourth quarter of 2012. We expect engineering, design and product development expenses to be higher in 2012 than in 2011 due largely to the full year effect of the Printrex acquisition.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$4,846	$4,630	4.7%	9.9%	8.8%

Selling and marketing expenses increased $216,000, or 5%, in the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher expenses from the full nine months effect from the acquisition of Printrex, including the addition of new sales staff, of approximately $321,000 somewhat offset by lower promotional marketing expenses and sales commissions due to lower sales volume. We expect selling and marketing expenses to be higher in 2012 than in 2011 due to the full year effect of the Printrex acquisition.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$5,822	$5,576	4.4%	11.9%	10.7%

General and administrative expenses increased $246,000, or 4%, due primarily to amortization of intangible assets acquired in the acquisition of Printrex of approximately $229,000.  We expect general and administrative expenses to be higher in 2012 than in 2011 due largely to the full year effect of the amortization of intangible assets acquired in the Printrex acquisition.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$1,507	$-	100%	3.1%	- %

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $1,507,000 in the first nine months of 2012.  We may incur additional legal fees related to this lawsuit in the fourth quarter of 2012 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring. Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$140	$184	(23.9%)	0.3%	0.4%

As disclosed in Note 5 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the nine months ended September 30, 2012, we recorded a restructuring charge of $140,000 for employee termination benefits related to these employee reductions as well as moving costs.  The closing of the San Jose manufacturing operations was substantially completed as of September 30, 2012.  We expect the closing of this facility will result in annualized cost savings of $800,000, or $200,000 per quarter, beginning in the fourth quarter of 2012.

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

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2012	2011	Change	Total Sales - 2012	Total Sales - 2011
$2,732	$6,123	(55.4%)	5.6%	11.7%

The decrease in our operating income and operating margin was primarily due to the legal fees incurred from the Avery Dennison lawsuit, higher operating expenses attributable to the Printrex acquisition of approximately $1,102,000, lower gross profit as previously discussed and higher new product development costs.

Interest.  We recorded net interest income of $7,000 in the first nine months of 2012 compared to net interest income of $18,000 in the first nine months of 2011.  Interest expense related to the unused revolving credit line fee and amortization of the deferred financing costs on our revolving credit facility with TD Bank, which is included in our net interest income, remained relatively consistent in the first nine months of 2012 compared to the first nine months of 2011.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $21,000 in the first nine months of 2012 compared to no other income or expense in the first nine months of 2011.  The change was due primarily to a foreign currency transaction exchange loss in the first nine months of 2012 recorded by our U.K. subsidiary during that period that did not occur in the first nine months of 2011.

Income Taxes.  We recorded an income tax provision for the first nine months of 2012 of $979,000 at an effective tax rate of 36.0% compared to an income tax provision for the first nine months of 2011 of $2,035,000 at an effective tax rate of 33.1%.  Our effective tax rate for the first nine months of 2012 is higher because it does not include a benefit from the federal research and development credit, which is normally included in our tax rate, as this credit expired at the end of 2011.  If this credit is not reinstated, we expect our annual effective tax rate for 2012 to be approximately 36%. Additionally, the effective tax rate for the nine months ended September 30, 2011 was favorably impacted by the recognition of $53,000 of certain discrete tax benefits.

Net Income.  We reported net income during the first nine months of 2012 of $1,739,000, or $0.19 per diluted share, compared to net income of $4,106,000, or $0.43 per diluted share, for the first nine months of 2011.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2012, our cash and cash equivalents balance increased $1,714,000, or 25%, from December 31, 2011 and we ended the first nine months of 2012 with $8,577,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $7,784,000 in the first nine months of 2012 as compared to $2,493,000 in the first nine months of 2011:

During the first nine months of 2012:
•	We reported net income of $1,739,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,716,000, including $285,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $228,000 due to a higher concentration of sales made during the latter portion of the third quarter.
•
Inventories decreased $3,397,000 due to our continued effort to reduce inventory purchases and to fulfill sales with existing inventory stock. However, we expect our inventories to increase during the fourth quarter of 2012 due to an anticipated increase in sales volume and as we make initial stocking orders for our newly-launched products.

•	Other current and long-assets increased $433,000 primarily due to higher prepaid tradeshow expenses, insurance and software maintenance contracts.
•	Accounts payable increased $909,000 due primarily to the timing of payments during the latter portion of the third quarter.
•
Accrued liabilities and other liabilities increased $690,000 due primarily to higher accrued legal fees primarily in connection with the Avery Dennison lawsuit of approximately $491,000 as disclosed in Note 9 to the Condensed Consolidated Financial Statements in addition to higher accrued professional fees and promotional liabilities.

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

Investing activities:  Our capital expenditures were $675,000 and $472,000 in the first nine months of 2012 and 2011, respectively.  Expenditures in 2012 included $369,000 for the purchase of new product tooling with the remaining amount primarily for the purchase of computer hardware and software.  Expenditures in 2011 included $217,000 for the purchase of computer equipment, $179,000 for the purchase of new product tooling and the remaining amount primarily for the purchase of engineering and manufacturing equipment.  Additionally, our capitalized software development costs were $23,000 and $568,000 in the first nine months of 2012 and 2011, respectively, all related to our new EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2012 are expected to be approximately $1,000,000, primarily for new product tooling and tooling enhancements for our existing products, as well as consulting and hardware costs in connection with the planned upgrade of our Oracle software system which we expect to complete in the first quarter of 2013.

On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex for $4,000,000 in cash and contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medial markets.

Financing activities:  We used $5,376,000 of cash from financing activities during the first nine months of 2012 due to the repurchase of $5,563,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $187,000.  During the first nine months of 2011, we used $791,000 of cash from financing activities due to the repurchase of $2,075,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $1,302,000.

Working Capital
Our working capital decreased 10% to $24,454,000 at September 30, 2012 from $27,222,000 at December 31, 2011.  Our current ratio decreased to 4.3 as of September 30, 2012 compared to 5.7 at December 31, 2011.  The decrease in our working capital and current ratio was primarily due to higher accounts payable and accrued expenses and lower inventory balances offset by higher cash and cash equivalents balances for the reasons discussed above.

Credit Facility and Borrowings

On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank.  The TD BankCredit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.

On September 7, 2012, we signed an amendment to our existing $20 million credit facility with TD Bank, N.A. (“TD Bank”) that allows us to declare and pay cash dividends to holders of our outstanding common shares subject to approval by our Board of Directors and provided that no default or event of default has occurred and is continuing under the credit facility on the date of the dividend payment. The amendment also allows us to use up to $5,000,000 in Revolving Credit Loans to fund future cash dividend payments or treasury share buybacks as well as requires cash dividend payments to be treated as distributions for purposes of quarterly debt covenant calculations.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2012.  The following table lists the financial covenants and the performance measurements at September 30, 2012:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2012
Operating cash flow / Debt service	Minimum of 1.25 times	67.4 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of September 30, 2012, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program.  On November 2, 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share which will be payable on or about December 12, 2012 to common shareholders of record at the close of business on November 21, 2012. We estimate this initial dividend payment to be approximately $526,000.

Stock Repurchase Program
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the nine months ended September 30, 2012, we repurchased 670,648 shares of our common stock for approximately $5,563,000 at an average price per share of $8.30.  As of September 30, 2012, approximately $6,581,000 remains authorized for future repurchases under the Stock Repurchase Program.

In March 2012, our Board of Directors authorized us to purchase up to 1,000,000 shares of our common stock under a 10b5-1 Plan (the “Plan”).  Under the Plan, we expect to repurchase outstanding shares of common stock on the open market through 2012, depending on market conditions, share price and other factors.  In September 2012, in conjunction with the initiation of our dividend policy, we suspended the Plan but we remain authorized to purchase stock from time to time under the Stock Repurchase Program as previously discussed.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures, dividend payments and treasury share repurchases, and meet our liquidity requirements through at least the next twelve months.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There has been no material change in our exposure to market risk during the three months ended September 30, 2012.

Item 4.  CONTROLS AND PROCEDURES
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are currently unable to estimate any potential liability or range of loss, if any, associated with this litigation. Accordingly, no amounts other than corresponding legal fees of approximately $491,000 have been accrued in the Condensed Consolidated Balance Sheets related to this matter.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the nine months ended September 30, 2012, we repurchased 670,648 shares of our common stock for approximately $5,563,000 at an average price per share of $8.30.  As of September 30, 2012, approximately $6,581,000 remains authorized for future repurchases under the Stock Repurchase Program. The following table summarizes the repurchase of our common stock in the nine months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2012 – January 31, 2012	447	$7.65	447	$7,140,000
February 1, 2012 – February 29, 2012	-	-	-	$7,140,000
March 1, 2012 – March 31, 2012	19,708	7.19	19,708	$11,998,000	*
April 1, 2012 – April 30, 2012	374,228	8.59	374,228	$8,784,000	*
May 1, 2012 – May 31, 2012	93,302	8.58	93,302	$7,983,000	*
June 1, 2012 – June 30, 2012	128,680	7.69	128,680	$6,993,000	*
July 1, 2012 – July 31, 2012	26,960	7.79	26,960	$6,783,000	*
August 1, 2012 – August 31, 2012	20,309	7.46	20,309	$6,631,000	*
September 1, 2012 – September 30, 2012	7,014	7.30	7,014	$6,581,000	*
Total	670,648	$8.30	670,648

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 8, 2012	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)