Form 10-K
period 2012-12-31
TRANSACT TECHNOLOGIES INC
filed 2013-03-15
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to                    .

Commission file number: 0-21121
______________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	06-1456680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT	06518
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code 203-859-6800
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class - Common Stock, par value $.01 per share	Name of Exchange on which Registered - NASDAQ Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $64,500,000 based on the last sale price on June 30, 2012.

As of February 28, 2013, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,651,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the TransAct Technologies Incorporated Proxy Statement to be filed with the Securities and Exchange Commission (SEC) within 120 days after the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers generate top-quality transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We have one primary operating facility and eastern region service center located in Ithaca, NY, our casino and gaming sales headquarters and western region service center in Las Vegas, NV, a European sales and service center in the United Kingdom, a sales office located in Macau and three other sales or administrative offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

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

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and sale of transaction-based and specialty printing solutions and related services, supplies and spare parts.

Products, Services and Distribution Methods
Printers
TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers utilizing inkjet, thermal and impact printing technology for applications, primarily in the food safety, banking, POS, casino and gaming, lottery, oil and gas and medical and mobile markets.  Our printers are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color.  In addition to our configurable printers, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

Food safety, banking and POS:  Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology.  Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  During 2012 in an effort to address the Food Safety Modernization Act, we developed a food safety terminal that prints easy-to-read expiration and "enjoy by" date labels using thermal printing technology to help restaurants effectively manage food spoilage. In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force. In the food safety market, we sell our products directly to end-users through the use of our internal sales force with the assistance of sales representatives from a large food safety distributor.

Lottery:  We supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to GTECH and managed by an internal sales representative.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals (“VLT’s”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks (“racinos”) and other gaming venues worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal and impact printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through regional distributors (four in the United States and Asia, one in Europe and Africa, one in Latin America and one in Australia).  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributors.

We have also developed a new software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine. With EPICENTRALTM, casinos will be able to utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Printrex:  Printrex printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During 2012, we launched two new color printers for this market, the Printrex 920 and Printrex 980.  The Printrex 920 is the first full-color printer designed from the ground up to perform in the adverse environment of a well logging truck or off-shore platform.  Using thermal printer technology, it can print in black and white, or in full color using proprietary color paper without the need for inkjet cartridges or ribbons.  The Printrex 980 is the fastest full color printer available for plotting continuous logs in the data centers of the large oil field service companies.  This printer uses proprietary inkjet cartridges. In addition, we sell wide format thermal printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. We primarily sell our Printrex products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales force and one manufacturer’s representative located in Texas.

TSG
Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services and paper testing services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct XpressSM, and other repair services for our printers.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY and our western region service center in Las Vegas, NV.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 85% of our printer production is through two third-party contract manufacturers in Asia, with the remaining 15% of products assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include inkjet, thermal and impact print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, purchases of component parts have declined while purchases of fully-assembled printers produced by our contract manufacturers have increased.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer, and to a much lesser extent, a second foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturer, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2013 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our banking inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with the HP inkjet cartridge are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains stable and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be any less favorable than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

ZINK Imaging Inc. (“ZINK”) is the sole supplier of proprietary color thermal paper used in our Printrex 920 oil and gas printer.  We have a supply agreement with ZINK to exclusively supply us with ZINK color thermal paper for the oil and gas industry at fixed prices through December 31, 2014.  The loss of the supply of ZINK color thermal paper would have a material adverse effect on the sale of Printrex 920 printers and Zink color thermal paper.

Canon, Inc. (“Canon”) is the sole supplier of inkjet cartridges and other consumable items (“Canon Consumables”) that are used in our Printrex 980 oil and gas printer.  The loss of supply of Canon Consumables would have a material adverse effect on the sale of Printrex 980 printers and the Canon Consumables.  We have a supply agreement with Canon to supply us with us with Canon Consumables until May 2017.  Prices under this agreement are fixed through May 2013, but may be changed due to significant exchange rate fluctuations between the Japanese yen and the U.S. dollar.

Patents and Proprietary Information
We have significantly expanded our patent portfolio over the past ten years, and expect to continue to do so in the future.  We currently license certain technology to two companies in the casino and gaming industry and believe our patent portfolio could provide additional opportunities to license our intellectual property in the future.  We hold 29 United States and 25 foreign patents and have 8 United States and 13 foreign patent applications pending pertaining to our products.  The duration of these patents range from 5 to 17 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality
We do not believe that any of the markets we serve are materially affected by seasonality.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
GTECH is our most significant customer.  In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH Thermal Printer Agreement”).  Under the terms of the agreement, we provide GTECH with their latest generation thermal lottery printers for various lottery applications.  The terms of the agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH through January 2015. We previously had an additional OEM purchase agreement with GTECH that provided for the sale of older generation thermal on-line lottery printers and spare parts, at fixed prices, through its expiration date of June 28, 2012. This agreement was not renewed as the underlying thermal printers and related spare parts were discontinued at the end of 2012.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2012	2011	2010
GTECH	18%	26%	12%
Customer A	15%	13%	14%

Backlog
Our backlog of firm orders was approximately $4,776,000 as of February 28, 2013, compared to $7,261,000 as of February 29, 2012.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2013.

Competition
The market for transaction-based and specialty printing solutions is extremely competitive, and we expect such competition to continue in the future.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than us.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

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

In the food safety market, we compete with Avery Dennison Corporation, Ecolab Inc. and Integrated Control Corp.  We compete in this market based largely on our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreements with GTECH.  We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

In the casino and gaming market (consisting principally of slot machine and video lottery terminal transaction printing and promotional coupon printing), we compete with several companies including FutureLogic, Inc., Nanoptix, Inc., Custom Engineering SPA and others.  Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the Printrex market, we compete with the Imaging Systems Group, Inc. (“iSys”), Neuralog Inc., GSI Group and others. We compete in this market based largely on our ability to provide specialized, custom-engineered products.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $4,239,000, $3,418,000 and $3,000,000 in 2012, 2011 and 2010, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM, that enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $528,000 and $682,000 as of December 31, 2012 and 2011, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $189,000 and $62,000 in 2012 and 2011, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2012, TransAct and our subsidiaries employed 140 persons, of whom 124 were full-time and 16 were temporary employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section:

•	market acceptance of our products, both domestically and internationally;
•	development of new competitive products by others;
•	our responses to price competition;
•	our level of research and development activities;
•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;
•	changes in the amount we spend to promote our products and services;
•	changes in the cost of satisfying our warranty obligations and servicing our installed base of printers;
•	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;
•	the geographic distribution of our sales;
•	availability of third-party components at reasonable prices;
•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
•	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers or suppliers facilities; and
•	changes in accounting rules.

Due to all of the foregoing factors, and the other risks discussed in this report, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

Our revenue and profitability depend on our ability to continue to develop, on a timely basis, new products and technologies which are free from hardware or software anomalies and cannot be fraudulently manipulated:
The success of newly introduced printers such as the Ithaca® 9700 food safety terminal and the Printrex® 920 and Printrex® 980 oil and gas color printers is dependent on how quickly customers in the related markets accept them given the very little market penetration the printers currently have experienced since they are so new and innovative and have limited competition. Additionally, the success of new technology, such as printing coupons and promotions at the slot machine using our EPICENTRAL™ Print System, is dependent on our casino customers' acceptance of such technology.  While we have designed our EPICENTRAL™ Print System to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

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
We received multiple public notices during 2012 from a significant shareholder that encouraged our Board of Directors to undertake an extensive review of all strategic opportunities that, in the opinion of such shareholder, would best position us for future growth in addition to maximizing shareholder value. During 2012, the Board of Directors publicly responded to this shareholder addressing his concerns and ensuring that any decisions made would be for the benefit of all shareholders of the Company. If shareholder activism continues or increases, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because:

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
We expect that sales to one large customer will continue to represent a material percentage of our net sales for the foreseeable future.  A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

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
We face significant competition in developing and selling our printers, transaction supplies and services.  Principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

•	Technologically advanced printers that satisfy the user demands;
•	Superior customer service;
•	High levels of quality and reliability; and
•	Dependable and efficient distribution networks.

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
We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

•	Fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries;
•	Foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions;
•	Political and economic instability may reduce demand for our products or put our foreign assets at risk;
•	Restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets; and
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
Third parties may claim that we violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Refer to Item 3. “Legal Proceedings” for discussion surrounding litigation we are currently involved in regarding alleged misappropriation of unspecified trade secrets and confidential information.

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

Limited trading volume and a reduction in analyst coverage of our capital stock may contribute to its price volatility.
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2012, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 17,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies. During 2012, an analyst who previously followed our common stock discontinued coverage of it which may further reduce our trading volume.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2012 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and Printrex and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Global engineering, design, assembly and service facility	73,900	Leased	May 31, 2016
Las Vegas, Nevada	Service center and casino and gaming sales office	13,700	Leased	December 31, 2016
San Jose, California	Engineering office	1,340	Leased	February 28, 2014
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Georgia and New York	Two regional sales offices	300	Leased	Various
Macau, China	Sales office	180	Leased	Month-to-month
		103,320

Item 3. Legal Proceedings.
On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD has since filed an appeal of the Court’s ruling.

Item 4. Mine Safety Disclosures.
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 28, 2013, there were 453 holders of record of the common stock.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2012 and 2011 were as follows:

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	High	Low	High	Low
First Quarter	$8.37	$6.46	$11.89	$9.31
Second Quarter	9.15	7.29	13.03	11.06
Third Quarter	7.97	6.64	12.44	8.08
Fourth Quarter	7.91	7.01	8.01	5.89

On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program. During 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share for a total of approximately $526,000 which was paid on December 12, 2012 to common shareholders of record at the close of business on November 21, 2012. On February 4, 2013, our Board of Directors approved the first quarter 2013 dividend on its common stock in the amount of $0.06 per share payable on or about March 13, 2013 to common shareholders of record at the close of business on February 20, 2013.

Issuer Purchases of Equity Securities
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. During the fourth quarter of 2012, we repurchased 50,536 shares of our common stock for approximately $375,000, at an average price of $7.42. For the year ended December 31, 2012, we repurchased 721,184 shares of common stock for approximately $5,938,000, at an average price of $8.23 per share, under the Stock Repurchase Program.  From January 1, 2005 through December 31, 2012, we repurchased a total of 2,182,877 shares of common stock for approximately $17,333,000 under all of our stock repurchase programs, at an average price of $7.94 per share. At December 31, 2012, approximately $6,206,000 remains authorized for future repurchases under the Stock Repurchase Program.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2007 through December 31, 2012, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2007 in each of TransAct’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
TransAct Technologies Incorporated Common Stock	$100.00	$95.82	$144.89	$196.66	$151.57	$150.73
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85
Nasdaq Computer Manufacturer Stocks Index	$100.00	$42.01	$92.26	$131.68	$154.51	$196.39

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Net sales	$68,386	$65,969	$63,194	$58,346	$62,207
Gross profit	25,982	24,626	22,548	18,829	20,950
Operating expenses	20,380	17,637	16,687	15,533	19,089
Operating income	5,602	6,989	5,861	3,296	1,861
Net income	3,621	4,676	3,904	2,140	1,444
Net income per share:
Basic	0.40	0.50	0.42	0.23	0.16
Diluted	0.40	0.49	0.41	0.23	0.15

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$45,228	$42,740	$43,621	$34,899	$32,234
Working capital	25,492	27,222	25,525	20,474	15,051
Shareholders’ equity	33,369	35,313	31,134	26,354	23,282

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

Overview
During 2012, we transitioned our business to focus on sales of value-added products and technologies in diversified growth markets while moving away from the low margin, commoditized POS market.  To that end, we successfully launched three new products that we believe present the opportunity to significantly change TransAct in terms of growing our printing solution and related consumables revenue as well as expanding our gross margin and operating income margin.  We developed two of these new printers a for the oil and gas exploration market which we believe represents a worldwide growth opportunity for us based on studies which show that the U.S. will likely become energy independent in the next twenty years. Our Printrex® 980 printer, the fastest color office printer designed specifically for high-volume printing of oil and gas logging reports, has already won orders and each of these printers has the opportunity to drive significant recurring consumable revenue based on proprietary inkjet cartridges, inkjet print heads and other items that these printers consume as our customers use the printer.  Our new Printrex® 920, a thermal truck-mounted printer designed for the rugged and demanding exploration and production market, prints color logging reports at the well site utilizing proprietary color thermal paper which also represents another lucrative recurring consumable revenue stream for us.  We have already received positive initial responses from the industry to our new color thermal printing technology which would replace the black and white printing of logging reports done today for drilling, casing and wire-line analysis. The Printrex® 920 printer has to be integrated into the many oil and gas explorations systems around the world and we are working closely with customers in this market to finalize this integration.  Although this integration will take several months, once complete we expect orders to begin.

Additionally, we began shipping our new food safety and nutritional labeling terminal, the Ithaca® 9700 food safety terminal, in the fourth quarter of 2012.   Initial orders included customers such as McDonalds as well as field tests and trials at several other widely-known restaurant chains.  While we anticipate that it will take several months to get the field trials and testing completed at the different venues, we expect the Ithaca® 9700 food safety terminal to be a significant contributor to our sales in 2013.

We also benefited from a full year of sales of Printrex printers and the related TSG products in 2012 which provided gross margins above TransAct’s historical average. We also continued to focus on increasing our overall gross profit and leveraging such increase to our operating income primarily by focusing our sales effort on higher margin printers in addition to our continual effort of reducing costs of our foreign-sourced printers.  We increased our overall sales 4% and our U.S. casino and gaming printer sales 17%, primarily from new casino openings and market share gains. While our total printer shipments slightly decreased 1% to approximately 199,000 in 2012, the average selling price of printers sold during the year increased by 7%. In addition, our gross margin for 2012 increased from 2011 reaching a record high. Excluding the legal fees incurred in connection with the lawsuit discussed in Item 3. Legal Proceedings and in Note 11 to the Consolidated Financial Statements, our operating margin and diluted earnings per share were relatively consistent with 2011.

During 2012, our total net sales increased 4% to approximately $68,386,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Food safety, banking and POS	$9,484	13.9%	$9,943	15.1%	$(459)	(4.6%)
Casino and gaming	29,129	42.6%	24,955	37.8%	4,174	16.7%
Lottery	11,634	17.0%	14,933	22.6%	(3,299)	(22.1%)
Printrex	4,673	6.8%	1,710	2.6%	2,963	173.3%
TSG	13,466	19.7%	14,428	21.9%	(962)	(6.7%)
Total net sales	$68,386	100.0%	$65,969	100.0%	$2,417	3.7%

Sales of our food safety, banking and POS products decreased 5% in 2012 compared to 2011.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Opportunities in the banking market are project oriented and, as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2012, our banking printer sales increased 110% primarily due to sales from a large order for our Ithaca® 280 thermal receipt printer to a new banking customer that did not occur in 2011.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers decreased 20% in 2012 primarily driven by a decrease in both domestic and international sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades, as the rollout of printers for these initiatives is substantially complete.  However, beginning in the second half of 2012, we began to ship Ithaca 8000® printers to McDonald’s for a new application that we expect to continue into 2013.  We also intend to pursue sales to McDonald’s and other national restaurant chains for the previously discussed new food safety terminal during 2013.  During 2012, in an effort to address the Food Safety Modernization Act, we developed a food safety terminal, the Ithaca® 9700 as previously discussed, that prints easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  We received our first revenue contributions from this product in the fourth quarter 2012.

Sales of our casino and gaming printers increased 17% in 2012 compared to 2011.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other gaming devices that print tickets or receipts, worldwide. Additionally, we  supplement these printer sales with revenue from the EPICENTRAL™ Print System for which we had seven executed contracts as of January 31, 2013. Domestic sales of our casino and gaming printers increased 31%, mostly due from a combination of new casino openings and continued market share gains in the casino market, as we believe the overall replacement cycle of slot machines was lower in 2012 as compared to 2011.  International sales also increased  by 6%, primarily due to a 14% increase in casino ticket printer sales during 2012 driven by a 100% increase in sales to a Canadian OEM which were partially offset by a 10% decrease in our off-premise thermal gaming printers.  Our casino and gaming sales for 2012 also included revenue contribution from our first completed installation of the EPICENTRAL™ Print System at Nisqually Red Wind Casino in Olympia, Washington.

In the lottery market, we continue to hold a leading position based on our long-term exclusive purchase agreement with GTECH, our largest customer and the world’s largest provider of lottery terminals.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to the new agreement, GTECH will exclusively purchase all of its requirements for thermal on-line lottery printers from us and we will exclusively sell such printers to GTECH through November 2014.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2012, total printer sales to GTECH decreased approximately 27%, compared to 2011. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH’s overall business or revenue.

Sales in the Printrex market include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During 2012, we developed the Printrex® 920 and Printrex® 980 oil and gas color printers, as previously discussed, that we believe will provide customers with more value as data printed in color is easier to read and analyze than the same data printed in black and white. Sales in this market also includes wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  Printrex printer sales increased by approximately $3,000,000 primarily due to a full twelve months of sales being reported in 2012 as compared to approximately four and one-half months of sales in 2011 as we acquired Printrex on August 19, 2011.

Our TSG group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales decreased 7% in 2012 from 2011 primarily due to lower sales of consumables compared to 2011 from the effect of a loss of sales to two OEM customers partially offset by incremental Printrex TSG sales from the full twelve months of sales being reported in 2012 as compared to approximately four and one-half months of sales in 2011 and an increase in service revenue during 2012 from several new contracts for paper testing services that did not occur in 2011.  Companies who produce and sell paper products that are used in our printers, utilize this new service for a fee to have their product qualified for use in our printers.

Operationally, our gross margin increased to a record high 38.0% compared to 37.3% in 2011. Our gross margin increased due primarily to a more favorable sales mix combined with a continued effort of cost control, specifically in lower production costs, in addition to sales of higher margin Printrex printers in 2012 compared to 2011 due to the full twelve months of sales being reported in 2012 as compared to approximately four and one-half months of sales in 2011.  Our operating margin for 2012 was 8.2% compared to 10.6% in 2011.  Excluding the legal fees incurred in connection with the lawsuit discussed in Item 3. Legal Proceedings and in Note 11 to the Consolidated Financial Statements, our operating margin for 2012 was 10.4% in 2012, which is relatively consistent with 2011.

We reported net income of $3,621,000 and net income per diluted share of $0.40 for 2012, compared to net income of $4,676,000 and net income per diluted share of $0.49 in 2011.  In terms of cash flow for 2012, we generated $8,030,000 of cash from operating activities and utilized $5,938,000 for treasury share repurchases, $1,117,000 for capital expenditures and capitalized software development and $526,000 for our first cash dividend payment to shareholders resulting in cash and cash equivalents of $7,537,000 and no debt on our Consolidated Balance Sheet at December 31, 2012.

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

We have developed a new software solution, EPICENTRALTM, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed, and a hardware component, which can either be leased or sold to end users, and both components are integrated to deliver the system’s full functionality. Under leasing arrangements, revenue is generally recognized ratably over the lease term, excluding revenue allocated to installation, which is recognized upon completion. In an arrangement where the hardware is purchased, revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer. For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and recognize revenue as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2012 was approximately $66,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $2,328,000 of unamortized definite-lived intangible assets at December 31, 2012. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2012 when the impairment review is performed.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2012 and 2011, a contingent liability of $960,000 and $680,000, respectively, was recorded in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. The increase of $280,000 was the result of our revised estimate of the expected payout in connection with this arrangement primarily due to changes in probabilities and increases in revenue and gross margin estimates, and was charged to general and administrative expense during 2012. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Results of Operations: Year ended December 31, 2012 compared to year ended December 31, 2011

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2012 and 2011 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Food safety, banking and POS	$9,484	13.9%	$9,943	15.1%	$(459)	(4.6%)
Casino and gaming	29,129	42.6%	24,955	37.8%	4,174	16.7%
Lottery	11,634	17.0%	14,933	22.6%	(3,299)	(22.1%)
Printrex	4,673	6.8%	1,710	2.6%	2,963	173.3%
TSG	13,466	19.7%	14,428	21.9%	(962)	(6.7%)
	$68,386	100.0%	$65,969	100.0%	$2,417	3.7%

International*	$18,454	27.0%	$16,668	25.3%	$1,786	10.7%

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2012 increased $2,417,000, or 4%, from 2011.  Printer sales volume decreased 1% to approximately 199,000 units as a 26% decline in lottery printer unit volume was almost entirely offset by an 18% increase in unit volume from the casino and gaming market.  The average selling price of our printers increased approximately 7% from 2011 to 2012 due primarily to higher sales of casino and gaming printers as well as our first full year of sales of Printrex printers, both of which have significantly higher average selling prices than all our other printers.  Overall, international sales increased $1,786,000, or 11%, primarily driven by higher sales in both the international casino and gaming and lottery markets.

Food safety, banking and POS:  Revenue from the food safety, banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of food safety terminals, hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage. A summary of sales of our worldwide food safety, banking and POS printers for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$8,876	93.6%	$8,968	90.2%	$(92)	(1.0%)
International	608	6.4%	975	9.8%	(367)	(37.6%)
	$9,484	100.0%	$9,943	100.0%	$(459)	(4.6%)

The decrease in domestic food safety, banking and POS printer revenue from 2011 was primarily driven by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades, as the U.S. rollout of printers for these initiatives is substantially complete.  However, beginning in the second half of 2012, we began to ship Ithaca 8000® printers to McDonald’s for a new application that we expect to continue into 2013.  This decrease in sales was largely offset by higher sales of our banking printers mainly due to sales from a large order for our Ithaca® 280 thermal receipt printer to a new banking customer which we completed shipments to in the third quarter of 2012.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.  Sales for 2012 also benefited from the first revenue contributions from our newly launched Ithaca® 9700 food service terminal.

International banking and POS printer sales for 2012 decreased 38% from 2011 due primarily to lower sales for the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our new software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming printers for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$14,283	49.0%	$11,007	44.1%	$3,276	29.8%
International	14,846	51.0%	13,948	55.9%	898	6.4%
	$29,129	100.0%	$24,955	100.0%	$4,174	16.7%

The increase in domestic sales of our casino and gaming printers is primarily due to an increase of 31% in sales of our thermal casino printers.  We believe that our increased casino printer sales during 2012 resulted from a combination of new casino openings and continued market share gains.  Revenue in 2012 also benefited from the first contribution of EPICENTRALTM software sales.

International casino and gaming printer sales increased due primarily to a 14% increase in thermal casino printer sales during 2012 primarily driven by a 100% increase in sales to a Canadian OEM as well as 9% higher sales to our European distributor. Sales of our off-premise thermal gaming printers decreased 10% in 2012 compared to 2011 due largely to a 47% decrease in sales to distribution and an OEM customer in Australia and Asia as well as a 77% decrease in sales to a Canadian OEM.  These decreases were somewhat offset by 29% higher sales of off-premise printers to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$10,574	90.9%	$14,557	97.5%	$(3,983)	(27.4%)
International	1,060	9.1%	376	2.5%	684	181.9%
	$11,634	100.0%	$14,933	100.0%	$(3,299)	(22.1%)

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders and customer’s forecast, we expect total sales to GTECH for 2013 to be approximately $4 to $5 million.

Printrex:  Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the large oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2012 and 2011 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$3,915	83.8%	$1,391	81.3%	$2,524	181.4%
International	758	16.2%	319	18.7%	439	137.6%
	$4,673	100.0%	$1,710	100.0%	$2,963	173.3%

The increase in sales is primarily due to a full twelve months of sales being reported in 2012 as compared to approximately four and one-half months of sales in 2011 as we acquired Printrex on August 19, 2011.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$12,284	91.2%	$13,378	92.7%	$(1,094)	(8.2%)
International	1,182	8.8%	1,050	7.3%	132	12.6%
	$13,466	100.0%	$14,428	100.0%	$(962)	(6.7%)

The decrease in domestic revenue from TSG is primarily due to a 19% decrease in sales of consumables from the effect of a loss of sales to two OEM customers partially offset by an increase in service revenue of approximately $582,000 during 2012 from several new contracts for paper testing services that did not occur in 2011. Additionally, Printrex TSG sales increased by approximately $272,000 to reflect a full twelve months of sales being reported in 2012 as compared to approximately four and one-half months of sales in 2011. Internationally, TSG revenue increased due primarily to higher sales of replacement parts as compared to 2011.  We expect TSG sales in 2013 to be higher than in 2012, especially in the second half of 2013, as we expect to begin to benefit from sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$25,982	$24,626	5.5%	38.0%	37.3%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL® print system.  Gross profit increased $1,356,000, or 6%, and gross margin improved 70 basis points due primarily to a favorable sales mix as we sold more higher margin casino and gaming and Printrex printers, and fewer lower margin lottery printers in 2012 compared to 2011. We expect our gross margin for 2013 to be higher than in 2012 as we expect to benefit from increased sales of our new, value-added products as well significantly reduced sales of our lower margin lottery printers..

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$4,239	$3,418	24.0%	6.2%	5.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $821,000, or 24%, due primarily to the full twelve months effect of the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $657,000, and higher outside testing and prototype expenses related to new product development from the four new products we launched in the fourth quarter of 2012. We expect engineering, design and product development expenses in 2013 to be relatively consistent with 2012.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$6,637	$6,402	3.7%	9.7%	9.7%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $235,000, or 4%,  primarily due to higher expenses from the full twelve months effect from the acquisition of Printrex of approximately $365,000, including the addition of new sales staff, partially offset by lower promotional marketing expenses in 2012 as compared to 2011. We expect selling and marketing expenses to be higher in 2013 than in 2012 primarily due to planned expansion of our sales staff and higher trade show and promotional marketing expenses as we focus our selling and marketing efforts on our newly launched, value-added products  in 2013.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$7,833	$7,633	2.6%	11.5%	11.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $200,000, or 3%, due primarily to an increase in accrued contingent consideration of $280,000 (as discussed in more detail in Note 3 to the Consolidated Financial Statements) and higher amortization of intangible assets of $227,000, both in connection with the acquisition of Printrex. These increases were partially offset by lower recruitment fees of $175,000 as compared to 2011. We expect general and administrative expenses in 2013 to be relatively consistent with 2012.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$1,533	$-	100.0%	2.2%	- %

As disclosed in Note 11 to the Consolidated Financial Statements, in June 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $1,533,000 in 2012.  In November 2012, the Court denied AD’s request for a preliminary injunction against us although AD has since filed an appeal of the Court’s ruling.  As a result of AD’s actions, we may incur additional legal fees related to this lawsuit in 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$138	$184	(25.0%)	0.2%	0.3%

As disclosed in Note 8 to the Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During 2012, we recorded a restructuring charge of $138,000 for employee termination benefits related to these employee reductions as well as moving costs.  The closing of the San Jose manufacturing operations was completed as of December 31, 2012.

In May 2011, we undertook a plan to close our New Britain, CT service facility.  The New Britain facility primarily serviced our first generation legacy impact printers for GTECH.  We no longer needed to maintain this facility since these printers were replaced by our thermal lottery printers.  During 2011, we recorded a restructuring charge of $184,000 in connection with this facility closure. As of June 30, 2011, all New Britain activities ceased. Please also refer to Note 8 in the Consolidated Financial Statements.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$5,602	$6,989	(19.8%)	8.2%	10.6%

The decrease in our operating income and operating margin was primarily due to the legal fees incurred from the AD lawsuit and higher operating expenses attributable to the Printrex acquisition of approximately $1,145,000 which were partially offset by higher gross profit as previously discussed.

Interest.  We recorded net interest income of $6,000 in 2012 compared to net interest income of $18,000 in 2011.  The decrease in net interest income is primarily due to lower interest income earned a lower average cash balance, as we used a significant amount of our cash (approximately $6,464,000) to repurchase our common stock and pay cash dividends in 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2012 and 2011.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $23,000 in 2012 compared to other income of $1,000 in 2011.  The change from 2011 was primarily due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2012 compared to a small gain in 2011.

Income Taxes.  We recorded an income tax provision for 2012 of $1,964,000 at an effective tax rate of 35.2% compared to $2,332,000 at an effective tax rate of 33.3% for 2011.  The effective tax rate for 2012 is higher because it does not include a benefit from the federal research and development (“R&D”) credit, which is normally included in our tax rate, as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). Since the Act was not signed until 2013, the cumulative 2012 impact of the R&D credit will be reflected as a discrete item in the first quarter of 2013. Had the R&D credit been included in our effective tax rate for 2012, it would have lowered our income tax provision and effective tax rate, by approximately $220,000 and 400 basis points, respectively. As a result of this accounting treatment, we expect our annual effective tax rate for 2013 to be between 32 and 33%.

Net Income.  We reported net income during 2012 of $3,621,000, or $0.40, per diluted share, compared to $4,676,000, or $0.49, per diluted share, for 2011.

Results of Operations: Year ended December 31, 2011 compared to year ended December 31, 2010

Net Sales.  Net sales, which include printer sales and sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2011 and 2010 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Banking and POS	$9,943	15.1%	$14,528	23.0%	$(4,585)	(31.6%)
Casino and gaming	24,955	37.8%	25,678	40.6%	(723)	(2.8%)
Lottery	14,933	22.6%	8,142	12.9%	6,791	83.4%
Printrex	1,710	2.6%	-	- %	1,710	100.0%
TSG	14,428	21.9%	14,846	23.5%	(418)	(2.8%)
	$65,969	100.0%	$63,194	100.0%	$2,775	4.4%

International*	$16,668	25.3%	$19,093	30.2%	$(2,425)	(12.7%)

* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2011 increased $2,775,000, or 4%, from 2010.  Printer sales volume increased 6% to approximately 201,000 units while the average selling price of our printers remained relatively flat from 2010 to 2011.  The increase in unit volume was driven primarily by the lottery market where our unit volume increased 93% compared to 2010, somewhat offset by a 34% decline in unit volume from the banking and POS market. Overall, international sales decreased $2,425,000, or 13%, primarily driven by lower sales to the casino and gaming market.

Banking and POS:  Sales of our banking and POS printers worldwide decreased $4,585,000, or 32%, from 2010 and a summary follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$8,968	90.2%	$13,447	92.6%	$(4,479)	(33.3%)
International	975	9.8%	1,081	7.4%	(106)	(9.8%)
	$9,943	100.0%	$14,528	100.0%	$(4,585)	(31.6%)

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

International banking and POS printer sales for 2011 decreased 10% from 2010 due primarily to lower sales to international distributors in Europe, Latin America and the Pacific Rim. This decrease was largely offset by the roll out of the McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2011 compared to 2010.

Casino and gaming:  Sales of our worldwide casino and gaming printers decreased $723,000, or 3%, from 2010 and a summary follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$11,007	44.1%	$9,287	36.2%	$1,720	18.5%
International	13,948	55.9%	16,391	63.8%	(2,443)	(14.9%)
	$24,955	100.0%	$25,678	100.0%	$(723)	(2.8%)

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

Printrex:  Sales of our worldwide Printrex printers were as follows:

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

TSG:  Sales from TSG decreased $418,000, or 3%, from 2010 and a summary follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2011		December 31, 2010		$	%
Domestic	$13,378	92.7%	$13,554	91.3%	$(176)	(1.3%)
International	1,050	7.3%	1,292	8.7%	(242)	(18.7%)
	$14,428	100.0%	$14,846	100.0%	$(418)	(2.8%)

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

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Year ended	$24,626	$22,548	9.2%	37.3%	35.7%

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

Engineering, design and product development expenses increased $418,000, or 14%, which was due primarily to the addition of engineering staff and related expenses from the acquisition of Printrex of approximately $241,000, higher outside testing and pre-production expenses related to new product development during 2011 and slightly higher consulting expenses compared to 2010.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Year ended	$6,402	$6,407	- %	9.7%	10.1%

Selling and marketing were relatively consistent compared to 2010 as lower sales commissions and promotional marketing expenses were almost fully offset by higher expenses associated with the Printrex acquisition.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Year ended	$7,633	$7,280	4.8%	11.6%	11.5%

General and administrative expenses increased $353,000, or 5%, due primarily to higher transaction and integration costs of approximately $129,000 in addition to amortization of intangible assets of approximately $139,000, both related to the acquisition of Printrex.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2011	2010	Change	Total Sales - 2011	Total Sales - 2010
Year ended	$184	$-	100.0%	0.3%	- %

During 2011, we closed our New Britain, CT service facility which primarily serviced our first generation legacy impact printers for GTECH and incurred certain facility closure and severance costs.  We no longer needed to maintain this facility since these printers have been replaced by our thermal lottery printers.  Please also refer to Note 8 in the Consolidated Financial Statements.

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

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, treasury share repurchases, dividend payments, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

Internal cash generation together with currently available cash and cash equivalents, available borrowing facilities and an ability to access credit lines, if needed, are expected to be sufficient to fund operations, capital expenditures, treasury share repurchases, dividend payments and any increase in working capital that would be required to accommodate a higher level of business activity.  We actively seek to expand by acquisition as well as through the growth of our current business.  While a significant acquisition may require additional debt and/or equity financing, although no assurances can be given, we believe that we would be able to obtain additional financing based on our historical earnings performance.

Cash Flow
During 2012, our cash balance increased $674,000, or 10%, from December 31, 2011 as we used a substantial portion of our cash flow to return shareholders in the form of $5,938,000 of repurchases of our common stock and $526,000 of cash dividends paid to our common shareholders.  Even after funding these items and our capital expenditures, we ended 2012 with $7,537,000 in cash and cash equivalents and no debt outstanding.  .

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $8,030,000 in 2012 as compared to $2,096,000 in 2011. During 2012:

•	We reported net income of $3,621,000.
•	We recorded depreciation, amortization and non-cash compensation expense of $2,278,000, including $366,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $6,332,000 due primarily to significantly higher sales volume during the fourth quarter of 2012 compared to the fourth quarter of 2011.
•
Inventories decreased $3,684,000 due primarily to a focused effort at inventory management through a reduction in inventory purchases and sales fulfillment through existing inventory stock throughout 2012. We expect our inventories to increase during 2013 as we increase stocking levels of our newly launched food safety and Printrex products.

•
Accounts payable increased $3,403,000 due to primarily to higher inventory purchases made during the fourth quarter 2012 to support significantly higher sales volume compared to the fourth quarter of 2011.

•
Accrued liabilities and other liabilities increased $1,182,000 due primarily to an increase in income taxes payable of approximately $589,000 resulting from a higher level of income before income taxes in the fourth quarter 2012 compared to 2011. Additionally, we increased our estimate of accrued contingent consideration associated with the acquisition of Printrex by $280,000 during 2012 based on our revised estimate of the expected payout.

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

Investing activities:  Our capital expenditures were $1,082,000 and $640,000 in 2012 and 2011, respectively.  Expenditures in 2012 included $490,000 for the purchase of new product tooling with the remaining amount primarily for the purchase of computer hardware and software and manufacturing equipment. Expenditures in 2011 included $325,000 for the purchase of new product tooling, $235,000 for the purchase of computer, networking equipment, and software, $56,000 for the purchase of engineering equipment, and the remaining amount primarily for the purchase of manufacturing equipment, leasehold improvements and furniture and fixtures.  Additionally, our capitalized software development costs for the EPICENTRAL™ print system were $35,000 and $616,000 in 2012 and 2011, respectively.

Capital expenditures for 2013 are expected to be approximately $1,200,000, primarily for new product tooling and tooling enhancements for our existing products.

On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex for $4,000,000 in cash and potential future contingent consideration as previously discussed.

Financing activities:  We used $6,242,000 of cash from financing activities during 2012 to purchase $5,938,000 of common stock for treasury and $526,000 to make our first ever cash dividend payment, partially offset by $229,000 of proceeds and incremental tax benefits from stock option exercises.  During 2011, we used $1,254,000 of cash from financing activities to purchase $2,680,000 of common stock for treasury and $31,000 in financing costs associated with our amended TD Bank Credit Facility (as discussed below), partially offset by $1,457,000 of proceeds and incremental tax benefits from stock option exercises.

Working Capital
Our working capital decreased approximately 6% to $25,492,000 at December 31, 2012 from $27,222,000 at December 31, 2011.  Our current ratio also decreased to 3.5 at December 31, 2012, compared to 5.7 at December 31, 2011.  The decrease in our working capital and current ratio was primarily due to higher accounts payable and accrued liabilities balances primarily resulting from increased inventory purchases and the timing of payments in the fourth quarter of 2012 as compared to 2011 in addition to lower inventory balances.  These were partially offset by higher accounts receivable balances and cash and cash equivalents, despite the significant treasury share repurchases and cash dividend payments previously discussed, in the fourth quarter of 2012 compared to 2011.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures, treasury stock repurchases, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings
On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank).  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.

On September 7, 2012, we signed an amendment to TD Bank Credit Facility that allows us to declare and pay cash dividends to holders of our outstanding common shares subject to approval by our Board of Directors and provided that no default or event of default has occurred and is continuing under the credit facility on the date of the dividend payment. The amendment also allows us to use up to $5,000,000 in revolving credit loans to fund future cash dividend payments or treasury share buybacks as well as requires cash dividend payments to be treated as distributions for purposes of quarterly debt covenant calculations.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2012.  The following table lists the financial covenants and the performance measurements at December 31, 2012:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2012
Operating cash flow / Total debt service	Minimum of 1.25 times	104.6 times
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2012, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter. During 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share in the amount of approximately $526,000 which was paid on December 12, 2012 to common shareholders of record at the close of business on November 21, 2012. On February 4, 2013, our Board of Directors approved the first quarter 2013 dividend on our common stock in the amount of $0.06 per share payable on or about March 13, 2013 to common shareholders of record at the close of business on February 20, 2013. We expect to pay approximately $2,100,000 in cash dividends to our common shareholders during 2013.

Stock Repurchase Program
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. For the year ended December 31, 2012, we repurchased 721,184 shares of common stock for approximately $5,938,000, at an average price of $8.23per share, under the Stock Repurchase Program.  From January 1, 2005 through December 31, 2012, we repurchased a total of 2,182,877 shares of common stock for approximately $17,333,000 under all of our stock repurchase programs, at an average price of $7.94 per share. At December 31, 2012, approximately $6,206,000 remains authorized for future repurchases under the Stock Repurchase Program. The following table summarizes the repurchase of our common stock for the year ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2012 – January 31, 2012	447	$7.65	447	$7,140,000
February 1, 2012 – February 29, 2012	-	-	-	$7,140,000
March 1, 2012 – March 31, 2012	19,708	7.19	19,708	$11,998,000	*
April 1, 2012 – April 30, 2012	374,228	8.59	374,228	$8,784,000	*
May 1, 2012 – May 31, 2012	93,302	8.58	93,302	$7,983,000	*
June 1, 2012 – June 30, 2012	128,680	7.69	128,680	$6,993,000	*
July 1, 2012 – July 31, 2012	26,960	7.79	26,960	$6,783,000	*
August 1, 2012 – August 31, 2012	20,309	7.46	20,309	$6,631,000	*
September 1, 2012 – September 30, 2012	7,014	7.30	7,014	$6,581,000	*
October 1, 2012 – October 31, 2012	-	-	-	$6,581,000	*
November 1, 2012 – November 30, 2012	1,200	7.69	1,200	$6,572,000	*
December 1, 2012 – December 31, 2012	49,336	7.41	49,336	$6,206,000	*
Total	721,184	$8.23	721,184

* Reflects authorized share increase to $15,000,000 in March 2012.

Shareholders’ Equity
Shareholders’ equity decreased $1,944,000 to $33,369,000 at December 31, 2012 from $35,313,000 at December 31, 2011.  The decrease was primarily due to our purchase of 721,184 shares of treasury stock for $5,938,000 and dividend payments of $526,000. These decreases were partially offset by net income of $3,621,000, compensation expense related to stock options of $520,000, proceeds and the associated incremental tax benefits of approximately $229,000 from the issuance of 51,122 shares of common stock from stock option exercises, and approximately $134,000 from the issuance of 20,055 shares of deferred stock units.

Contractual Obligations
Our contractual obligations as of December 31, 2012 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$3,089	$836	$1,614	$639	$-
Purchase obligations	11,712	11,498	214	-	-
Accrued contingent consideration	960	136	824	-	-
Total	$15,761	$12,470	$2,652	$639	$-

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory. Accrued contingent consideration consists of potential future obligations for performance-based cash payments in connection with the Printrex acquisition.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite continued growing costs of oil, gas and freight, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2013.  As such, we do not believe that inflation will have a significant impact on our business during 2013.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2012 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) were effective as of December 31, 2012.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2012.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information in response to this item is incorporated by reference from the Proxy Statement sections entitled “Election of Directors” and “Executive Officers.”

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2013.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	55	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	43	President, Chief Financial Officer, Treasurer and Secretary
Donald E. Brooks	60	Senior Vice President-Engineering
Tracey S. Chernay	53	Executive Vice President, Casino and Gaming Sales and Marketing
Andrew J. Hoffman	55	Senior Vice President-Operations
Benjamin C. Wyatt	39	Vice President-Software Products and Business Development
Chad R. Albano	40	Chief Accounting Officer and Corporate Controller

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

Donald E. Brooks was appointed Senior Vice President of Engineering in April 2012.  Previously, Mr. Brooks served as Vice President, Engineering from September 2004 to April 2012, Senior Project Engineer from February 1998 to September 2004,Project Engineer from June 1997 to February 1998, Director of Electrical Engineering from March 1986 to June 1997 and Manager of Electronic Development from December 1983 to March 1986.

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

Chad R. Albano was named as TransAct’s Chief Accounting Officer and Corporate Controller on March 1, 2013. Previously, Mr. Albano served as TransAct’s Corporate Controller since December 2011 when he joined the Company. Prior to joining TransAct, Mr. Albano was employed with Stanley Black and Decker, Inc. where he held the role of Senior Manager of Technical Accounting and Reporting since December 2010. Additionally, from June 2006 to December 2010, Mr. Albano was employed with Amphenol, Inc. where he held the role of Director of Finance. Mr. Albano is a certified public accountant.

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

Information regarding our equity compensation plans as of December 31, 2012 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Stock Plan	-	-	-
1996 Non-Employee Director Plan	67,500	19.46	-
2005 Equity Incentive Plan	823,043	7.21	302,243
Total	890,543	$8.14	302,243

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	4,000	$16.06	-
	894,543	$8.18	302,243

The TransAct Technologies Incorporated 2001 Employee Stock Plan was adopted by our Board of Directors, without approval of our security holders, effective February 26, 2001. The Company also maintains the 2005 Equity Incentive Plan which was approved by our shareholders.  The number of shares of common stock which may be subject to awards granted under the 2005 Equity Incentive Plan is 1,200,000.  No new awards will be available for future issuance under any of our existing equity plans other than the 2005 Equity Incentive Plan.

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

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 15, 2013
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 15, 2013
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial Officer)

/s/ Chad R. Albano	Chief Accounting Officer	March 15, 2013
Chad R. Albano	and Corporate Controller
(Principal Accounting Officer)

/s/ John M. Dillon	Director	March 15, 2013
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 15, 2013
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 15, 2013
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 15, 2013

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$7,537	$6,863
Accounts receivable, net	15,927	9,583
Inventories	10,321	14,151
Prepaid income taxes	-	446
Deferred tax assets	1,443	1,636
Other current assets	471	375
Total current assets	35,699	33,054

Fixed assets, net	3,302	3,358
Goodwill	2,621	2,518
Deferred tax assets	1,172	890
Intangible assets, net of accumulated amortization of $1,298 and $730, respectively	2,328	2,861
Other assets	106	59
	9,529	9,686
Total assets	$45,228	$42,740

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,422	$3,019
Accrued liabilities	2,927	2,632
Income taxes payable	629	40
Accrued contingent consideration (Note 3)	136	-
Deferred revenue	93	141
Total current liabilities	10,207	5,832

Deferred revenue, net of current portion	168	224
Deferred rent, net of current portion	308	357
Accrued contingent consideration, net of current portion (Note 3)	824	680
Other liabilities	352	334
	1,652	1,595
Total liabilities	11,859	7,427
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2012 and 2011; 10,903,077 and 10,851,955 shares issued; 8,720,200 and 9,390,262 shares outstanding, at December 31, 2012 and 2011, respectively	109	108
Additional paid-in capital	25,940	25,058
Retained earnings	24,708	21,613
Accumulated other comprehensive loss, net of tax	(55)	(71)
Treasury stock, 2,182,877 and 1,461,693 shares, at cost	(17,333)	(11,395)
Total shareholders’ equity	33,369	35,313
Total liabilities and shareholders’ equity	$45,228	$42,740

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net sales	$68,386	$65,969	$63,194
Cost of sales	42,404	41,343	40,646

Gross profit	25,982	24,626	22,548

Operating expenses:
Engineering, design and product development	4,239	3,418	3,000
Selling and marketing	6,637	6,402	6,407
General and administrative	7,833	7,633	7,280
Legal fees associated with lawsuit (Note 11)	1,533	-	-
Business consolidation and restructuring (Note 8)	138	184	-
	20,380	17,637	16,687

Operating income	5,602	6,989	5,861
Interest and other income (expense):
Interest expense	(61)	(69)	(96)
Interest income	67	87	87
Other, net	(23)	1	(25)
	(17)	19	(34)

Income before income taxes	5,585	7,008	5,827
Income tax provision	1,964	2,332	1,923
Net income	$3,621	$4,676	$3,904

Net income per common share:
Basic	$0.40	$0.50	$0.42
Diluted	$0.40	$0.49	$0.41

Shares used in per-share calculation:
Basic	9,032	9,443	9,390
Diluted	9,121	9,603	9,590

Dividends declared and paid per common share:	$0.06	$-	$-

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010

Net income	$3,621	$4,676	$3,904
Foreign currency translation adjustment, net of tax	16	(2)	(3)

Comprehensive income	$3,637	$4,674	$3,901
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	9,364,109	$105	$21,820	$13,033	$(8,538)	$(66)	$26,354
Issuance of shares from exercise of stock options	84,672	1	392	-	-	-	393
Issuance of deferred stock units	-	-	77	-	-	-	77
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	21	-	-	-	21
Purchase of treasury stock	(22,338)	-	-	-	(177)	-	(177)
Share-based compensation expense	-	-	565	-	-	-	565
Foreign currency translation adj., net of tax	-	-	-	-	-	(3)	(3)
Net income	-	-	-	3,904	-	-	3,904
Balance, December 31, 2010	9,426,443	106	22,875	16,937	(8,715)	(69)	31,134
Issuance of shares from exercise of stock options	239,074	2	957	-	-	-	959
Issuance of deferred stock units	-	-	141	-	-	-	141
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	498	-	-	-	498
Purchase of treasury stock	(275,255)	-	-	-	(2,680)	-	(2,680)
Share-based compensation expense	-	-	587	-	-	-	587
Foreign currency translation adj., net of tax	-	-	-	-	-	(2)	(2)
Net income	-	-	-	4,676	-	-	4,676
Balance, December 31, 2011	9,390,262	108	25,058	21,613	(11,395)	(71)	35,313
Issuance of shares from exercise of stock options	51,122	1	171	-	-	-	172
Issuance of deferred stock units	-	-	134	-	-	-	134
Tax benefit related to employee stock sales	-	-	57	-	-	-	57
Purchase of treasury stock	(721,184)	-	-	-	(5,938)	-	(5,938)
Dividends declared and paid on common stock	-	-	-	(526)	-	-	(526)
Share-based compensation expense	-	-	520	-	-	-	520
Foreign currency translation adj., net of tax	-	-	-	-	-	16	16
Net income	-	-	-	3,621	-	-	3,621
Balance, December 31, 2012	8,720,200	$109	$25,940	$24,708	$(17,333)	$(55)	$33,369

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$3,621	$4,676	$3,904
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	520	587	565
Incremental tax benefits from stock options exercised	(57)	(498)	(21)
Depreciation and amortization	1,758	1,608	1,549
Deferred income taxes (benefit) provision	(95)	519	540
(Gain) loss on sale of fixed assets	(13)	24	2
Foreign currency transaction losses (gains)	34	(6)	21
Changes in operating assets and liabilities:
Accounts receivable	(6,332)	1,977	(1,878)
Inventories	3,684	(568)	(6,851)
Prepaid income taxes	479	(446)	270
Other current and long term assets	(154)	2	117
Accounts payable	3,403	(5,427)	3,289
Accrued liabilities and other liabilities	1,182	(352)	625
Net cash provided by operating activities	8,030	2,096	2,132

Cash flows from investing activities:
Capital expenditures	(1,082)	(640)	(978)
Additions to capitalized software	(35)	(616)	(129)
Proceeds from sale of fixed assets	15	1	10
Acquisitions	-	(4,000)	-
Net cash used in investing activities	(1,102)	(5,255)	(1,097)

Cash flows from financing activities:
Proceeds from stock option exercises	172	959	393
Purchases of common stock for treasury	(5,938)	(2,680)	(177)
Payment of dividends on common stock	(526)	-	-
Incremental tax benefits from stock options exercised	57	498	21
Payment of deferred financing costs	(7)	(31)	-
Net cash (used in) provided by financing activities	(6,242)	(1,254)	237

Effect of exchange rate changes on cash and cash equivalents	(12)	(9)	(4)

Increase (decrease) in cash and cash equivalents	674	(4,422)	1,268
Cash and cash equivalents, beginning of period	6,863	11,285	10,017
Cash and cash equivalents, end of period	$7,537	$6,863	$11,285

Supplemental cash flow information:
Interest paid	$51	$51	$51
Income taxes paid	912	2,545	740
Non-cash financing activities
Purchases of common stock for treasury at year end	$-	$(61)	$-

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: market specific solutions, including printers, terminals, software and other products for transaction-based and other industries.  These industries include casino, gaming, lottery, banking, point-of-sale, food safety, oil and gas and medical and mobile.  Our printers are designed based on market-specific requirements and are sold under the Ithaca®, Epic and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts in addition to  revenue from our software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.

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

Segment reporting: We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, manufacture and sale of transaction-based and specialty printing solutions and related service, supplies and replacement parts.  Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $66,000 as of December 31, 2012 and $70,000 as of December 31, 2011.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2012	2011	2010
Balance, beginning of period	$70	$57	$57
Additions charged to costs and expenses	-	1	-
Acquisition of business	-	15	-
Deductions	(4)	(3)	-
Balance, end of period	$66	$70	$57

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,183,000, $1,339,000 and $1,446,000 in 2012, 2011 and 2010, respectively.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2012 when the impairment review is performed.

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

We have developed a new software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that will enable casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed, and a hardware component, which can either be leased or sold to end users, and both components are integrated to deliver the system’s full functionality. Under leasing arrangements, revenue is generally recognized ratably over the lease term, excluding revenue allocated to installation, which is recognized upon completion. In an arrangement where the hardware is purchased, revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer. For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and recognize revenue as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

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

Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2012	2011
GTECH	37%	13%
Customer A	17%	20%

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2012	2011	2010
GTECH	18%	26%	12%
Customer A	15%	13%	14%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2012	2011	2010
Balance, beginning of period	$421	$249	$233
Accruals for warranties issued during the period	105	146	84
Changes in estimates	(1)	326	172
Acquisition of business	-	25	-
Settlements during the period	(251)	(325)	(240)
Balance, end of period	$274	$421	$249

Approximately $101,000 and $106,000 of the accrued product warranty liability were classified as long-term at December 31, 2012 and 2011, respectively.

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $4,239,000, $3,418,000 and $3,000,000 of research and development expenses in 2012, 2011 and 2010, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM and unamortized development costs for such software were approximately $528,000 and $682,000 as of December 31, 2012 and 2011, respectively.  The total amount charged to cost of sales for capitalized software development costs was approximately $189,000 and $62,000 in 2012 and 2011, respectively, with no such charges in 2010. The weighted-average amortization period of unamortized capitalized software developments costs is 3 years.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Income, for 2012, 2011 and 2010 totaled $949,000, $871,000 and $824,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Restructuring:  We continually evaluate our cost structure to ensure that it is appropriately positioned to respond to changing market conditions. We record pre-tax restructuring charges in accordance with ASC 420-10-25-4, “Exit or Disposal Cost Obligations.” See Note 8 for further discussion.

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

Share-based payments: At December 31, 2012, we had share-based employee compensation plans, which are described more fully in Note 12 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

3. Business acquisitions

On August 19, 2011, we completed the purchase of substantially all of the assets of Printrex, Inc. (“Printrex”) for $4,000,000 in cash and potential future contingent consideration further discussed below.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical markets which serve commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed primarily to expand our product offerings into the oil and gas exploration and medical markets.  As of December 31, 2012, we have completed our analysis of fair value attributes of the assets acquired through the Printrex acquisition and the final assessment of values did not differ materially from our preliminary assessment.

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the Printrex acquisition:

Purchase Price Allocation (In thousands):
Receivables	$673
Inventories	677
Fixed assets	11
Other current assets	6
Intangible assets	2,280
Goodwill	1,152
Other assets	22
Initial estimate for liability related to potential future contingent consideration	(680)
Other liabilities	(141)
Total purchase price	$4,000
Intangible Assets:
Customer relationships	$1,300
Trademark	480
Developed technology	420
Other	80
Total Intangible assets	$2,280
Intangible Asset Weighted Average Amortization Period:
Customer relationships	6 years
Trademark	10 years
Developed technology	9 years
Other	1.2 years
Total weighted average	7.2 years

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method.  The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach.

We entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from $200,000 to $2,400,000.  The fair value of the contingent consideration arrangement was $960,000 and $680,000 at December 31, 2012 and 2011, respectively, which were estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During 2012, the fair value of the contingent consideration was increased by $280,000 and this charge is included in general and administrative expenses on the Consolidated Statements of Income. No payments were made under the arrangement during 2012 as the underlying conditions of the contingent consideration arrangement were not satisfied.

Key assumptions include a discount rate range of 4% to 5% and a probability-adjusted level of gross profit between $1,600,000 and $8,900,000.

The Printrex acquisition resulted in $1,152,000 of goodwill, which is deductible for tax purposes, and largely consists of expected synergies resulting from the acquisition.  Key areas of potential cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant manufacturing overhead and operating expenses.  We also anticipate that the transaction will produce growth synergies as a result of applying TransAct’s sales and engineering expertise to Printrex’s products.

The change in carrying value of goodwill for the year ended December 31, 2012 was as follows (in thousands):

Balance at December 31, 2011	$2,518
Inventory measurement adjustment in connection with Printrex acquisition	103
Balance at December 31, 2012	$2,621

We incurred acquisition-related costs of $159,000 during the year ended December 31, 2011.  These costs included legal, accounting, valuation and other professional services and were included in general and administrative expenses in the Consolidated Statements of Income. In addition, we incurred approximately $78,000 of integration-related expenses in 2011 that were also included in general and administrative expenses in the Consolidated Statements of Income. No such expenses were incurred during 2012.

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

	Year ended December 31,
(In thousands)	2011	2010
Sales	$69,694	$68,617
Net income	$5,025	$3,865

4. Inventories

The components of inventories are:
	December 31,
(In thousands)	2012	2011
Raw materials and purchased component parts	$6,871	$6,863
Work-in-process	-	71
Finished goods	3,450	7,217
	$10,321	$14,151

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2012	2011
Tooling, machinery and equipment	$12,913	$12,463
Furniture and office equipment	1,555	1,543
Computer software and equipment	5,546	5,315
Leasehold improvements	1,800	1,763
	21,814	21,084
Less: Accumulated depreciation and amortization	(18,925)	(18,053)
	2,889	3,031
Construction in-process	413	327
	$3,302	$3,358

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2012		2011
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,563	$(679)	$1,528	$(443)
Customer relationships	1,300	(296)	1,300	(79)
Trademark	480	(65)	480	(18)
Covenant not to compete	146	(146)	146	(136)
Patents	57	(32)	57	(29)
Other	80	(80)	80	(25)
Total	$3,626	$(1,298)	$3,591	$(730)

Amortization expense was $568,000 in 2012, $255,000 in 2011 and $85,000 in 2010.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $506,000 each in 2013 and 2014; $446,000 in 2015; $323,000 in 2016; $241,000 in 2017; and $306,000 thereafter.

7. Accrued liabilities

The components of accrued liabilities are:
	December 31,
(In thousands)	2012	2011
Payroll and fringe benefits	$1,770	$1,702
Warranty	173	315
Professional and consulting	189	95
Other	795	520
	$2,927	$2,632

8. Accrued business consolidation and restructuring expenses

In January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  As a result, we incurred expenses of $138,000 in 2012 for employee termination benefits related to these employee reductions as well as moving costs and the closing of the San Jose manufacturing operations that was completed as of December 31, 2012.  This restructuring charge was recorded in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations” and is included within Business consolidation and restructuring expenses in the accompanying Consolidated Statements of Income.  Cash payments made under this restructuring plan were completed by October 2012.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued business consolidation and restructuring expenses (continued)

In 2010, due to the completion of the move of a substantial portion of our printer production to a contract manufacturer in China, we initiated and completed certain restructuring programs to better utilize our workforce.  These restructuring activities reduced the number of employees and caused us to incur costs for employee termination benefits related to the employee reductions.  During 2010, we recorded restructuring charges of approximately $156,000 which were included within general and administrative expenses in the accompanying Consolidated Statements of Income. The restructuring activity during 2010 included severance costs related to the termination of 16 employees.

The following table summarizes the activity recorded in accrued restructuring expenses during 2012 and 2011, and is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

	December 31,
(In thousands)	2012	2011
Accrual balance, beginning of period	$45	$-
Severance & moving charges	138	134
Non-cancelable lease payments	-	26
Cash payments	(183)	(115)
Accrual balance, end of period	$-	$45

9. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $280,000, $201,000 and $223,000 in 2012, 2011 and 2010, respectively.

10. Borrowings

On November 22, 2011, we signed a three-year amendment to renew our existing $20,000,000 credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”).  The TD Bank Credit Facility provides for a $20,000,000 revolving credit line expiring on November 28, 2014. Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $31,000.

On September 7, 2012, we signed an amendment to the TD Bank Credit Facility that allows us to declare and pay cash dividends to holders of our outstanding common shares subject to approval by our Board of Directors and provided that no default or event of default has occurred and is continuing under the credit facility on the date of the dividend payment. The amendment also allows us to use up to $5,000,000 in Revolving Credit Loans to fund future cash dividend payments or treasury share buybacks as well as requires cash dividend payments to be treated as distributions for purposes of quarterly debt covenant calculations.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2012.

As of December 31, 2012, undrawn commitments under the TD Bank Credit Facility were $20,000,000.

11. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012 and in November 2012, the Court denied this request. AD has since filed an appeal of the Court’s ruling.

At December 31, 2012, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $1,005,000, $1,030,000 and $1,047,000 in 2012, 2011 and 2010, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are as follows: $836,000 in 2013; $806,000 in 2014; $808,000 in 2015; $561,000 in 2016; and $78,000 in 2017.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans

Stock incentive plans.  We currently have four primary stock incentive plans: the 1996 Stock Plan, which provided for the grant of awards to officers and other key employees of the Company; the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Stock Plan, the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  Under our 2005 Equity Incentive Plan, we may authorize up to 1,200,000 of shares of TransAct common stock.  At December 31, 2012, 302,243 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2012, 2011 and 2010 was $6.91, $10.42 and $7.45, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2012, 2011 and 2010 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2012	2011	2010
Expected option term	6.7 years	6.8 years	6.1 years
Expected volatility	57.8%	62.5%	66.8%
Risk-free interest rate	0.8%	2.0%	2.3%
Dividend yield	- %	- %	- %

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

Dividend Yield – We began paying a quarterly dividend of $.06 per share to common shareholders in December 2012. We will develop an assumption for our dividend yield beginning with stock option grants made in 2013. An increase in the dividend yield will decrease compensation expense.

For the years ending December 31, 2012, 2011 and 2010, we recorded $520,000, $587,000, and $565,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Income.  We also recorded income tax benefits of approximately $183,000, $195,000, and $186,000 in 2012, 2011, and 2010 respectively, related to such share-based compensation.  At December 31, 2012, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

The 1996 Stock Plan, 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	816,708	$8.06
Granted	145,000	6.91
Exercised	(51,122)	3.37
Forfeited	(60,125)	7.42
Cancelled	(500)	7.45
Outstanding at December 31, 2012	849,961	$8.19	5.4 years	$765,000
Options exercisable at December 31, 2012	525,961	$8.85	3.7 years	$463,000
Options vested or expected to vest	775,860	$7.84	5.9 years	$737,000

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2012, unrecognized compensation cost related to stock options is approximately $1,018,000, which is expected to be recognized over a weighted average period of 2.5 years.

The total intrinsic value of stock options exercised was $222,000, $1,576,000 and $299,000 and the total fair value of stock options vested was $641,000, $504,000, and $424,000 during the years ended December 31, 2012, 2011 and 2010, respectively.  Cash received from option exercises was $172,000, $959,000 and $393,000 for 2012, 2011 and 2010, respectively.  We recorded a realized tax benefit in 2012 from equity-based awards of $57,000 related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statement of Cash Flows.

Restricted stock: Under the 1996 Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. As of December 31, 2012, there was no unrecognized compensation cost related to restricted stock and all previously issued restricted shares are fully vested.

We paid a portion of the 2011, 2010 and 2009 incentive bonus for the chief executive officer and chief financial officer in the form of 20,055, 14,323 and 10,204 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital in the amounts of $134,000, $141,000 and $77,000 in 2012, 2011 and 2010, respectively.  Such deferred stock units were granted in March 2012, 2011 and 2010, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $7.92.

13. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Current:
Federal	$1,973	$1,695	$1,297
State	46	74	51
Foreign	40	44	35
	2,059	1,813	1,383
Deferred:
Federal	(116)	448	457
State	21	71	82
Foreign	-	-	1
	(95)	519	540
Income tax provision	$1,964	$2,332	$1,923

Our effective tax rates were 35.2%, 33.3% and 33.0% for the years ended December 31, 2012, 2011 and 2010, respectively.  The effective tax rate for 2012 is higher because it does not include a benefit from the federal research and development (“R&D”) credit, which is normally included in our tax rate, as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). Since the Act was not signed until 2013, the cumulative impact of the 2012 R&D credit will be reflected as a discrete item in the first quarter of 2013. Had the R&D credit been included in our effective tax rate for 2012, it would have lowered our income tax provision and effective tax rate, by approximately $220,000 and 400 basis points.

At December 31, 2012, we have no federal or state net operating loss carryforwards.  We also have approximately $51,000 in state tax credit carryforwards that begin to expire in 2013.  Foreign income before taxes was $92,000, $68,000 and $35,000 in 2012, 2011 and 2010, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Foreign net operating losses	$186	$149
Capitalized research and development	136	204
Inventory reserves	961	1,169
Deferred revenue	79	98
Warranty reserve	96	148
Stock compensation expense	1,036	810
Foreign tax and other credits	34	47
Other liabilities and reserves	705	595
Gross deferred tax assets	3,233	3,220
Valuation allowance	(216)	(176)
Net deferred tax assets	3,017	3,044

Deferred tax liabilities:
Depreciation	365	422
Other	37	96
Net deferred tax liabilities	402	518
Total net deferred tax assets	$2,615	$2,526

A valuation allowance of $216,000 has been established for foreign net operating  loss carryforwards of $186,000 and state tax credit carryforwards of $30,000 that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2012	2011	2010
Balance, beginning of period	$176	$125	$76
Additions charged to income tax provision	40	51	55
Reductions credited to income tax provision	-	-	(6)
Balance, end of period	$216	$176	$125

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2012	2011	2010

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income taxes	0.8	1.4	1.5
Tax benefit from tax credits, net of valuation allowance	-	(2.7)	(2.9)
Valuation allowance and tax accruals	0.9	0.7	0.8
Permanent items	(0.8)	(0.4)	(0.2)
Other	0.3	0.3	(0.2)
Effective tax rate	35.2%	33.3%	33.0%

At December 31, 2012 and 2011, we had approximately $251,000 and $228,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2012	2011
Unrecognized tax benefits as of January 1	$228	$201
Tax positions taken during the current period	23	53
Lapse of statute of limitations	-	(26)
Unrecognized tax benefits as of December 31	$251	$228

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.  Subsequent to December 31, 2012, we were notified that our 2010 federal tax return will be examined. No state or foreign tax jurisdiction income tax returns are currently under examination.

We do not anticipate that the total unrecognized tax benefits of approximately $251,000 will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2013.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2012 and 2011, we have approximately $46,000 and $23,000, respectively, of accrued interest and penalties related to uncertain tax positions.

14. Earnings per share

For 2012, 2011 and 2010, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income	$3,621	$4,676	$3,904

Shares:
Basic: Weighted average common shares outstanding	9,032	9,443	9,390
Add: Dilutive effect of outstanding options as determined by the treasury stock method	89	160	200
Diluted: Weighted average common and common equivalent shares outstanding	9,121	9,603	9,590

Net income per common share:
Basic	$0.40	$0.50	$0.42
Diluted	0.40	0.49	0.41

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities.  Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Certain stock-based awards were not included in the full year computation of earnings per diluted share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 585,125, 309,250, and 367,750, at December 31, 2012, 2011 and 2010 respectively.

15. Stock repurchase program

We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012 through Board of Director approval, of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. For the year ended December 31, 2012, we repurchased 721,184 shares of common stock for approximately $5,938,000, at an average price of $8.23 per share, under the Stock Repurchase Program. From January 1, 2005 through December 31, 2012, we repurchased a total of 2,182,877 shares of common stock for approximately $17,333,000 under all of our stock repurchase programs, at an average price of $7.94 per share. At December 31, 2012, approximately $6,206,000 remains authorized for future repurchases under the Stock Repurchase Program.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and vendor.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net sales:
United States	$49,932	$49,301	$44,101
International	18,454	16,668	19,093
Total	$68,386	$65,969	$63,194

Fixed assets, net:
United States	$1,941	$2,129	$2,694
International	1,361	1,229	1,377
Total	$3,302	$3,358	$4,071

Sales to international customers were approximately 27%, 25%, and 30% in 2012, 2011, and 2010 respectively.  Sales to the United Kingdom represented 52%, 51%, and 43%, sales to the Pacific Rim (which includes Australia and Asia) represented 18%, 25%, and 18%, and sales to Canada represented 16%, 6%, and 20% of total international sales in 2012, 2011, and 2010 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Malaysia and Mexico.

17. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2012 and 2011 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2012:
Net sales	$17,559	$15,853	$15,358	$19,616
Gross profit	6,778	5,842	5,679	7,683
Net income	1,208	508	23	1,882
Net income per share:
Basic	0.13	0.06	0.00	0.21
Diluted	0.13	0.06	0.00	0.21

2011:
Net sales	$20,694	$17,519	$14,111	$13,645
Gross profit	6,932	6,663	5,350	5,681
Net income	1,825	1,442	839	570
Net income per share:
Basic	0.19	0.15	0.09	0.06
Diluted	0.19	0.15	0.09	0.06

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(8)
10.4(x)	2005 Equity Incentive Plan.	(12)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated May 27, 2008.	(1)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(11)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(15)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(16)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Benjamin C. Wyatt, effective January 1, 2008.	(1)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(16)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(16)
10.13	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.14	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.15	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(9)
10.16	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and Transact Technologies, Inc.	(19)
10.17	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(11)
10.18	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(17)
10.19	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(13)
10.20	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(17)
10.21	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(13)
10.22	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(14)

10.23	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(18)
10.24	Third Amendment to Amended and Restated Revolving Credit and Security Agreement	(20)
10.25	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(10)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(8)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(11)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.

(13)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed September 11, 2012, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.6(x)	Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated May 27, 2008.
10.10(x)	Amendment to Severance Agreement by and between TransAct and Benjamin C. Wyatt, effective January 1, 2008.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.