Form 10-Q
period 2013-03-31
TRANSACT TECHNOLOGIES INC
filed 2013-05-10
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
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

As of April 30, 2013, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,626,812.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$8,449	$7,537
Accounts receivable, net	10,784	15,927
Inventories	11,220	10,321
Deferred tax assets	1,443	1,443
Other current assets	771	471
Total current assets	32,667	35,699

Fixed assets, net	3,205	3,302
Goodwill	2,621	2,621
Deferred tax assets	1,187	1,172
Intangible assets, net of accumulated amortization of $1,426 and $1,298, respectively	2,242	2,328
Other assets	94	106
	9,349	9,529
Total assets	$42,016	$45,228

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,023	$6,422
Accrued liabilities	1,955	2,927
Income taxes payable	315	629
Accrued contingent consideration (Note 4)	136	136
Deferred revenue	315	93
Total current liabilities	6,744	10,207

Deferred revenue, net of current portion	160	168
Deferred rent, net of current portion	294	308
Accrued contingent consideration, net of current portion (Note 4)	824	824
Other liabilities	376	352
	1,654	1,652
Total liabilities	8,398	11,859

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,921,083 and 10,903,077 shares issued, respectively; 8,649,306 and 8,720,200 shares outstanding, respectively	109	109
Additional paid-in capital	26,268	25,940
Retained earnings	25,349	24,708
Accumulated other comprehensive loss, net of tax	(83)	(55)
Treasury stock, at cost, 2,271,777 and 2,182,877 shares, respectively	(18,025)	(17,333)
Total shareholders’ equity	33,618	33,369
Total liabilities and shareholders’ equity	$42,016	$45,228

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share data)

Net sales	$15,057	$17,559
Cost of sales	8,624	10,781

Gross profit	6,433	6,778

Operating expenses:
Engineering, design and product development	1,012	1,213
Selling and marketing	1,786	1,601
General and administrative	2,034	2,000
Legal fees associated with lawsuit (Note 9)	199	-
Business consolidation and restructuring (Note 8)	-	54
	5,031	4,868

Operating income	1,402	1,910
Interest and other (expense) income:
Interest, net	(1)	2
Other, net	37	(24)
	36	(22)

Income before income taxes	1,438	1,888
Income tax provision	278	680
Net income	$1,160	$1,208

Net income per common share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Shares used in per-share calculation:
Basic	8,717	9,427
Diluted	8,809	9,532

Dividends declared and paid per common share:	$0.06	-

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Net income	$1,160	$1,208
Foreign currency translation adjustment, net of tax	(28)	11
Comprehensive income	$1,132	$1,219

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,160	$1,208
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	134	157
Incremental tax benefits from stock options exercised	(3)	(6)
Depreciation and amortization	454	447
Loss on sale of fixed assets	-	2
Foreign currency transaction (gains) losses	(37)	20
Changes in operating assets and liabilities:
Accounts receivable	5,133	(3,238)
Inventories	(900)	2,183
Prepaid income taxes	-	464
Other current and long term assets	(282)	(282)
Accounts payable	(2,398)	(175)
Accrued liabilities and other liabilities	(942)	375
Net cash provided by operating activities	2,319	1,155

Cash flows from investing activities:
Capital expenditures	(226)	(44)
Additions to capitalized software	(42)	(10)
Net cash used in investing activities	(268)	(54)

Cash flows from financing activities:
Proceeds from stock option exercises	80	59
Payment of dividends on common stock	(519)	-
Purchases of common stock for treasury	(692)	(145)
Incremental tax benefits from stock options exercised	3	6
Net cash used in financing activities	(1,128)	(80)

Effect of exchange rate changes on cash and cash equivalents	(11)	(11)

Increase in cash and cash equivalents	912	1,010
Cash and cash equivalents, beginning of period	7,537	6,863
Cash and cash equivalents, end of period	$8,449	$7,873

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	March 31,	December 31,
	2013	2012
	(In thousands)

Raw materials and purchased component parts	$7,448	$6,871
Work-in-process	180	-
Finished goods	3,592	3,450
	$11,220	$10,321

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2013:

(In thousands)
Balance, beginning of period	$274
Accruals for warranties issued during the period	18
Changes in estimates	49
Settlements during the period	(78)
Balance, end of period	$263

Approximately $89,000 of the accrued product warranty liability is classified as long-term in Other liabilities at March 31, 2013 in the Condensed Consolidated Balance Sheets.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from $200,000 to $2,400,000.  The fair value of the contingent consideration arrangement was $960,000 at both March 31, 2013 and December 31, 2012 which were estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. No payments were made under the arrangement during the three months ended March 31, 2013 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, of the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
	2013	2012
	(In thousands, except per share data)

Net income	$1,160	$1,208
Shares:
Basic: Weighted average common shares outstanding	8,717	9,427
Add: Dilutive effect of outstanding options as determined by the treasury stock method	92	105
Diluted: Weighted average common and common equivalent shares outstanding	8,809	9,532

Net income per common share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

For the three months ended March 31, 2013 and 2012, there were 666,125 and 597,750, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

6. Shareholders’ equity

Changes in shareholders’ equity for the three months ended March 31, 2013 were as follows (in thousands):

Balance at December 31, 2012	$33,369
Net income	1,160
Share-based compensation expense	134
Issuance of deferred stock units, net of relinquishments	111
Proceeds from issuance of shares from exercise of stock options	80
Incremental tax benefits from stock options exercised	3
Foreign currency translation adjustment	(28)
Dividends declared and paid on common stock	(519)
Purchases of common stock for treasury	(692)
Balance at March 31, 2013	$33,618

We paid a portion of the 2012 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2013 and were fully vested at the time of grant.

For the three months ended March 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.06 per share, totaling approximately $519,000, which was paid in March 2013 to common shareholders of record at the close of business on February 20, 2013.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income taxes

We recorded an income tax provision for the first quarter of 2013 of $278,000 at an effective tax rate of 19.3%, compared to an income tax provision during the first quarter of 2012 of $680,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first quarter of 2013 is unusually low because it includes the full-year benefit from the 2012 federal research and development (“R&D”) credit of approximately $220,000 as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”).

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination and as of March 31, 2013, our 2010 federal tax return is under examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2013, we had $287,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. Business consolidation and restructuring expenses

As discussed in Note 8, Accrued business consolidation and restructuring expenses, of the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  As a result, we incurred expenses of $54,000 in the first three months of 2012 for employee termination benefits related to these employee reductions as well as moving costs related to the closing of the San Jose manufacturing operations.  This restructuring charge was recorded in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations” and cash payments made under this restructuring plan were completed by October 2012.

9. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012 and in November 2012, the Court denied this request. AD has since filed an appeal of the Court’s ruling and the Eleventh District of Appeals has scheduled oral arguments on the appeal to be heard on July 16, 2013.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2013.

Results of Operations: Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Food safety, banking and POS	$1,984	13.2%	$2,336	13.3%	$(352)	(15.1%)
Casino and gaming	6,740	44.8%	9,411	53.6%	(2,671)	(28.4%)
Lottery	1,365	9.0%	1,030	5.9%	335	32.5%
Printrex	1,325	8.8%	1,239	7.0%	86	6.9%
TSG	3,643	24.2%	3,543	20.2%	100	2.8%
	$15,057	100.0%	$17,559	100.0%	$(2,502)	(14.2%)

International *	$3,276	21.8%	$6,222	35.4%	$(2,946)	(47.3%)

* International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2013 decreased $2,502,000, or 14%, from the same period in 2012. Printer sales volume decreased 25% to approximately 37,000 units driven primarily by a 34% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 22% decrease in unit volume from the food safety, banking and POS market. These were partially offset by a 24% increase in unit volume in the lottery market.  The average selling price of our printers increased approximately 2% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the initial sales contributions of our newly launched Printrex® 920 and Printrex® 980 printers and Ithaca ® 9700 food safety terminal. Overall, international sales decreased $2,946,000, or 47%, primarily driven by lower sales to the casino and gaming market.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of food safety terminals, hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage. A summary of sales of our worldwide food safety, banking and POS printers for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Domestic	$1,958	98.7%	$2,271	97.2%	$(313)	(13.8%)
International	26	1.3%	65	2.8%	(39)	(60.0%)
	$1,984	100.0%	$2,336	100.0%	$(352)	(15.1%)

The decrease in domestic food safety, banking and POS printer revenue from the first quarter of 2012 was primarily driven by lower sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a banking customer in 2012 that did not repeat in the first quarter of 2013.  This decrease in sales of banking printers was partially offset by an increase in U.S. sales of our POS Ithaca® 8000 printer to McDonald’s to support a new initiative. In addition, sales for the first quarter of 2013 were aided by the first full quarter of sales contribution from our new Ithaca ® 9700 food safety terminal during the quarter.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Domestic	$3,902	57.9%	$3,827	40.7%	$75	2.0%
International	2,838	42.1%	5,584	59.3%	(2,746)	(49.2%)
	$6,740	100.0%	$9,411	100.0%	$(2,671)	(28.4%)

The increase in domestic sales of our casino and gaming products is primarily due to our first quarter of EPICENTRALTM software sales from completed installations at two casinos. This increase was almost fully offset by a 17% decrease in sales of our thermal casino printers.  We believe that our lower casino printer sales during the first quarter of 2013 resulted primarily from fewer new casino openings in the first quarter of 2013 compared to the first quarter of 2012.

International casino and gaming printer sales decreased due primarily to an 81% decrease in sales of our off-premise thermal gaming printers mainly from a 77% and 90% decrease in sales to our European distributor and customers in Australia and Asia, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased by 31% primarily from lower sales to our European and Canadian distributors of 31% and 62%, respectively. This decline in sales of our thermal casino printers resulted primarily from fewer installations of VLT gaming machines in Italy as the government approved rollout of these games was substantially completed during 2012 and we therefore expect to ship fewer printers in 2013.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Domestic	$1,334	97.7%	$1,015	98.5%	$319	31.4%
International	31	2.3%	15	1.5%	16	106.7%
	$1,365	100.0%	$1,030	100.0%	$335	32.5%

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

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Domestic	$1,155	87.2%	$1,075	86.8%	$80	7.4%
International	170	12.8%	164	13.2%	6	3.7%
	$1,325	100.0%	$1,239	100.0%	$86	6.9%

The increase in Printrex printers in the first quarter of 2013 is primarily due to higher sales in the oil and gas market resulting from the first contribution of sales from our two new color printers, the Printrex® 920 and Printrex® 980.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended March 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2013		March 31, 2012		$	%
Domestic	$3,432	94.2%	$3,149	88.9%	$283	9.0%
International	211	5.8%	394	11.1%	(183)	(46.4%)
	$3,643	100.0%	$3,543	100.0%	$100	2.8%

The increase in domestic revenue from TSG is primarily due to a 76% increase in sales of replacement parts in addition to higher service sales and the first full quarter of revenue contribution from consumables for our new Printrex color printers.  These increases were largely offset by lower consumable product sales of 21%. Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories as compared to the first quarter of 2012. We expect TSG sales in 2013 to be higher than in 2012, especially in the second half of 2013, as we expect to begin to benefit from sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$6,433	$6,778	(5.1%)	42.7%	38.6%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL® print system. While gross profit decreased $345,000, or 5%, our gross margin significantly improved by 410 basis points as we began to transition our business towards a new, more favorable sales mix of value-added products. During the first quarter of 2013, our gross margin benefited from two EPICENTRALTM software installations and the initial sales contributions of our newly- launched Printrex® 920 and Printrex® 980 oil and gas printers and Ithaca ® 9700 food safety terminal. We expect our gross margin for the remainder of 2013 to continue to be higher than in 2012 as we expect to continue to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$1,012	$1,213	(16.6%)	6.7%	6.9%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $201,000, or 17%, which was due primarily to lower outside testing and pre-production expenses related to the four new products that were launched in 2012.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$1,786	$1,601	11.6%	11.9%	9.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $185,000, or 12%, in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products. We expect selling and marketing expenses to be higher in 2013 than in 2012 due to expansion of our sales staff and higher trade show and promotional marketing expenses as we continue to focus our selling and marketing efforts on our newly-launched, value-added products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$2,034	$2,000	1.7%	13.5%	11.4%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $34,000, or 2%, due primarily to higher professional fees from the recruitment of the previously discussed additional sales staff. We expect general and administrative expenses in 2013 to be relatively consistent with 2012.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$199	$-	100%	1.3%	- %

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $199,000 in the first quarter of 2013.  We may incur additional legal fees related to this lawsuit for the remainder of 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$-	$54	(100.0%)	- %	0.3%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended March 31, 2012, we recorded a restructuring charge of $54,000 for employee termination benefits related to these employee reductions as well as moving costs. We did not incur any restructuring charges in the first quarter of 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales – 2012
$1,402	$1,910	(26.6%)	9.3%	10.9%

Our operating income declined primarily due to 14% lower sales volume, somewhat offset by a 410 basis point improvement in gross margin, in the first quarter of 2013 as compared to the first quarter of 2012.  In addition, both our operating profit and operating margin for the first quarter of 2013 were negatively impacted by $199,000 of legal fees incurred in connection with the AD lawsuit.  These fees reduced our operating margin by 130 basis points in the first quarter of 2013.

Interest.  We recorded net interest expense of $1,000 in the first quarter of 2013 compared to net interest income of $2,000 in the first quarter of 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first quarter of 2013 compared to the first quarter of 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $37,000 in the first quarter of 2013 compared to other expense of $24,000 in the first quarter of 2012.  The change was due to foreign currency transaction exchange gains recorded by our U.K. subsidiary in the first quarter of 2013 compared to losses recorded in the first quarter of 2012.

Income Taxes.  We recorded an income tax provision for the first quarter of 2013 of $278,000 at an effective tax rate of 19.3%, compared to an income tax provision during the first quarter of 2012 of $680,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first quarter of 2013 is unusually low because it includes the full-year benefit from the 2012 federal research and development (“R&D”) credit of approximately $220,000 as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). For the remainder of 2013, we expect our annual effective tax rate to be between 33% and 34%.

Net Income.  We reported net income during the first quarter of 2013 of $1,160,000, or $0.13 per diluted share, compared to $1,208,000, or $0.13 per diluted share, for the first quarter of 2012.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2013, our cash and cash equivalents balance increased $912,000, or 12%, from December 31, 2012 and we ended the first quarter of 2013 with $8,449,000 in cash and cash equivalents and no debt outstanding even after returning approximately $1,211,000 to shareholders in the form of treasury share repurchases and cash dividends paid on common stock during the quarter.

Operating activities:  The following significant factors affected our cash provided by operating activities of $2,319,000 in the first three months of 2013 as compared to our cash provided by operating activities of $1,155,000 in the first three months of 2012:

During the first three months of 2013:
•	We reported net income of $1,160,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $588,000, including $78,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $5,133,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2012.
•	Inventories increased $900,000 as we increase stocking levels of our newly launched food safety and Printrex products.
•	Accounts payable decreased $2,398,000 due primarily to higher payments during the quarter from inventory purchased in the fourth quarter of 2012 to support the higher sales volume during that period.
•	Accrued liabilities and other liabilities decreased $942,000 due primarily to the payment of 2012 annual bonuses in March 2013.

During the first three months of 2012:
•	We reported net income of $1,208,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $604,000, including $95,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $3,238,000 due to a higher concentration of sales made during the latter portion of the quarter.
•	Inventories decreased $2,183,000 due to a concerted effort to significantly reduce inventory purchases and to fulfill sales during the quarter with existing inventory stock.
•	Accounts payable decreased $175,000 due to lower inventory purchases and the timing of payments during the quarter.
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

Investing activities:  Our capital expenditures were $226,000 and $44,000 in the first three months of 2013 and 2012, respectively.  Expenditures in 2013 included approximately $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Expenditures in 2012 included $35,000 for the purchase of computer equipment and the remaining amount primarily for the purchase of new product tooling.  Additionally, our capitalized software development costs were $42,000 and $10,000 in the first three months of 2013 and 2012, all related to our EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2013 are expected to be approximately $1,200,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $1,128,000 of cash from financing activities during the first three months of 2013 to purchase $692,000 of common stock for treasury and $519,000 to pay our quarterly cash dividend to common shareholders, partially offset by proceeds and tax benefits from stock option exercises of $83,000.  During the first three months of 2012 we used $80,000 of cash from financing activities to purchase $145,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $65,000.

Working Capital
Our working capital increased 2% to $25,923,000 at March 31, 2013 from $25,492,000 at December 31, 2012.  Our current ratio also increased to 4.8 as of March 31, 2013 compared to 3.5 at December 31, 2012.  The increase in our working capital and current ratio was largely due to lower accounts payable and accrued expenses and higher cash and cash equivalent and inventory balances somewhat offset by lower accounts receivable balances.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank) which provides for a $20,000,000 revolving credit line that expires on November 28, 2014. Borrowings under the TD Bank Credit Facility bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the TD Bank Credit Facility.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2013.  The following table lists the financial covenants and the performance measurements at March 31, 2013:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2013
Operating cash flow / Total debt service	Minimum of 1.25 times	88.1 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2013, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter. For the three months ended March 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.06 per share, totaling approximately $519,000, which was paid in March 2013 to common shareholders of record at the close of business on February 20, 2013. On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  The dividend will be payable June 13, 2013 to shareholders of record at the close of business on May 20, 2013. We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2013.

Stock Repurchase Program
We maintain a stock repurchase program (the “Stock Repurchase Program”) whereby we are authorized to repurchase up to $15,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the three months ended March 31, 2013, we repurchased 88,900 shares of our common stock for approximately $692,000 at an average price per share of $7.78.  As of March 31, 2013, approximately $5,514,000 remains authorized for future repurchases under the Stock Repurchase Program.

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

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2012. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There has been no material change in our exposure to market risk during the three months ended March 31, 2013.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request.  AD has since filed an appeal of the Court’s ruling and the Eleventh District of Appeals has scheduled oral arguments on the appeal to be heard on July 16, 2013.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.   The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Under our Stock Repurchase Program we are authorized to repurchase up to $15,000,000 of our outstanding shares of common stock from time to time in the open market over a three-year period ending May 27, 2013, depending on market conditions, share price and other factors.  During the three months ended March 31, 2013, we repurchased 88,900 shares of our common stock for approximately $692,000 at an average price per share of $7.78.  As of March 31, 2013, approximately $5,514,000 remains authorized for future repurchases under the Stock Repurchase Program. The following table summarizes the repurchase of our common stock in the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2013 – January 31, 2013	45,177	$7.59	45,177	$5,863,000
February 1, 2013 – February 28, 2013	23,339	8.06	23,339	$5,675,000
March 1, 2013 – March 31, 2013	20,384	7.89	20,384	$5,514,000
Total	88,900	$7.78	88,900

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 10, 2013	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ Chad R. Albano
Chad R. Albano
Chief Accounting Officer and Corporate Controller
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