Form 10-Q
period 2013-06-30
TRANSACT TECHNOLOGIES INC
filed 2013-08-07
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
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

As of July 31, 2013, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,691,205.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$8,828	$7,537
Accounts receivable, net	11,640	15,927
Inventories	12,787	10,321
Deferred tax assets	1,443	1,443
Other current assets	666	471
Total current assets	35,364	35,699

Fixed assets, net	3,105	3,302
Goodwill	2,621	2,621
Deferred tax assets	1,113	1,172
Intangible assets, net of accumulated amortization of $1,554 and $1,298, respectively	2,113	2,328
Other assets	79	106
	9,031	9,529
Total assets	$44,395	$45,228

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,603	$6,422
Accrued liabilities	2,391	2,927
Income taxes payable	121	629
Accrued contingent consideration (Note 4)	230	136
Deferred revenue	197	93
Total current liabilities	8,542	10,207

Deferred revenue, net of current portion	166	168
Deferred rent, net of current portion	278	308
Accrued contingent consideration, net of current portion (Note 4)	530	824
Other liabilities	383	352
	1,357	1,652
Total liabilities	9,899	11,859

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 10,988,080 and 10,903,077 shares issued, respectively; 8,691,205 and 8,720,200 shares outstanding, respectively	110	109
Additional paid-in capital	26,732	25,940
Retained earnings	25,956	24,708
Accumulated other comprehensive loss, net of tax	(82)	(55)
Treasury stock, at cost, 2,297,038 and 2,182,877 shares, respectively	(18,220)	(17,333)
Total shareholders’ equity	34,496	33,369
Total liabilities and shareholders’ equity	$44,395	$45,228

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net sales	$15,788	$15,853	$30,845	$33,412
Cost of sales	9,336	10,011	17,960	20,792

Gross profit	6,452	5,842	12,885	12,620

Operating expenses:
Engineering, design and product development	995	952	2,007	2,165
Selling and marketing	1,857	1,674	3,643	3,275
General and administrative	1,736	1,903	3,770	3,903
Legal fees associated with lawsuit (Note 9)	57	471	256	471
Business consolidation and restructuring (Note 8)	-	63	-	117
	4,645	5,063	9,676	9,931

Operating income	1,807	779	3,209	2,689
Interest and other income (expense):
Interest, net	-	2	(1)	4
Other, net	(4)	13	33	(11)
	(4)	15	32	(7)

Income before income taxes	1,803	794	3,241	2,682
Income tax provision	588	286	866	966
Net income	$1,215	$508	$2,375	$1,716

Net income per common share:
Basic	$0.14	$0.06	$0.27	$0.19
Diluted	$0.14	$0.06	$0.27	$0.18

Shares used in per-share calculation:
Basic	8,728	9,084	8,722	9,256
Diluted	8,802	9,189	8,803	9,357

Dividends declared and paid per common share:	$0.07	$-	$0.13	$-

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$1,215	$508	$2,375	$1,716
Foreign currency translation adjustment, net of tax	1	(8)	(27)	3
Comprehensive income	$1,216	$500	$2,348	$1,719

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$2,375	$1,716
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	276	284
Incremental tax benefits from stock options exercised	(33)	(42)
Depreciation and amortization	886	885
Loss on sale of fixed assets	-	2
Foreign currency transaction (gains) losses	(33)	8
Changes in operating assets and liabilities:
Accounts receivable	4,277	(2,072)
Inventories	(2,467)	2,500
Prepaid income taxes	-	161
Other current and long term assets	(166)	(204)
Accounts payable	(818)	1,853
Accrued liabilities and other liabilities	(990)	580
Net cash provided by operating activities	3,307	5,671

Cash flows from investing activities:
Capital expenditures	(426)	(339)
Additions to capitalized software	(42)	(10)
Net cash used in investing activities	(468)	(349)

Cash flows from financing activities:
Proceeds from stock option exercises	446	145
Payment of dividends on common stock	(1,127)	-
Purchases of common stock for treasury	(887)	(5,151)
Incremental tax benefits from stock options exercised	33	42
Net cash used in financing activities	(1,535)	(4,964)

Effect of exchange rate changes on cash and cash equivalents	(13)	(9)

Increase in cash and cash equivalents	1,291	349
Cash and cash equivalents, beginning of period	7,537	6,863
Cash and cash equivalents, end of period	$8,828	$7,212

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K.

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	June 30,	December 31,
	2013	2012
	(In thousands)

Raw materials and purchased component parts	$9,055	$6,871
Finished goods	3,732	3,450
	$12,787	$10,321

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2013:

(In thousands)
Balance, beginning of period	$274
Accruals for warranties issued during the period	46
Changes in estimates	194
Settlements during the period	(172)
Balance, end of period	$342

Approximately $90,000 of the accrued product warranty liability is classified as a long-term liability, in Other liabilities, at June 30, 2013 in the Condensed Consolidated Balance Sheets.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from approximately $200,000 to $1,600,000.  The fair value of the contingent consideration arrangement was $760,000 and $960,000 at June 30, 2013 and December 31, 2012, respectively, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During the second quarter of 2013, the fair value of the contingent consideration decreased by $200,000 and this credit is included in general and administrative expenses on the Condensed Consolidated Statements of Income. No payments were made under the arrangement during the six months ended June 30, 2013 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, to the Company’s Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income	$1,215	$508	$2,375	$1,716

Shares:
Basic: Weighted average common shares outstanding	8,728	9,084	8,722	9,256
Add: Dilutive effect of outstanding options as determined by the treasury stock method	74	105	81	101
Diluted: Weighted average common and common equivalent shares outstanding	8,802	9,189	8,803	9,357

Net income per common share:
Basic	$0.14	$0.06	$0.27	$0.19
Diluted	$0.14	$0.06	$0.27	$0.18

For the three months ended June 30, 2013 and 2012, there were 565,000 and 507,125, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2013 and 2012, there were 636,000 and 585,125, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

6. Shareholders’ equity

Changes in shareholders’ equity for the six months ended June 30, 2013 were as follows (in thousands):

Balance at December 31, 2012	$33,369
Net income	2,375
Proceeds from issuance of shares from exercise of stock options	446
Share-based compensation expense	276
Issuance of deferred stock units, net of relinquishments	111
Incremental tax benefits from stock options exercised	33
Foreign currency translation adjustment	(27)
Reversal of deferred tax asset in connection with stock options forfeited	(73)
Purchases of common stock for treasury	(887)
Dividends declared and paid on common stock	(1,127)
Balance at June 30, 2013	$34,496

We paid a portion of the 2012 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2013 and were fully vested at the time of grant.

For the three months ended June 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $608,000, which was paid in June 2013 to common shareholders of record at the close of business on May 20, 2013.  For the six months ended June 30, 2013, dividends declared and paid totaled $1,127,000, or $0.13 per share.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income taxes

We recorded an income tax provision for the second quarter of 2013 of $588,000 at an effective tax rate of 32.6%, compared to an income tax provision during the second quarter of 2012 of $286,000 at an effective tax rate of 36.0%.  For the six months ended June 30, 2013, we recorded an income tax provision of $866,000 at an effective tax rate of 26.7%, compared to an income tax provision during the six months ended June 30, 2012 of $966,000 at an effective tax rate of 36.0%.  Our effective tax rate for the second quarter of 2013 is lower than the second quarter of 2012 primarily because it includes the benefit from the federal research and development credit which was not included in the 2012 income tax provision since it expired at the end of 2011. Our effective tax rate for the first six months of 2013 is unusually low because it includes the benefit from the 2012 federal research and development (“R&D”) credit of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). The effective tax rate for the first six months of 2013 was also favorably impacted by the benefit from the 2013 R&D credit.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2003.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed.  However, our federal tax returns for the years 2004 through 2011 remain open to examination and as of June 30, 2013, our 2010 federal tax return is under examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2013, we had $293,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. Business consolidation and restructuring expenses

As discussed in Note 8, Accrued business consolidation and restructuring expenses, to the Company’s Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  As a result, we incurred expenses of $63,000 and $117,000, respectively, in the first three and six months of 2012 for employee termination benefits related to these employee reductions as well as moving costs related to the closing of the San Jose manufacturing operations.  This restructuring charge was recorded in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations” and cash payments made under this restructuring plan were completed by October 2012.

9. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. The rulings by the Eleventh District of Appeals on both the appeal and request are pending.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, oil and gas and medical and mobile. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2013.

Results of Operations: Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Food safety, banking and POS	$3,453	21.9%	$2,676	16.9%	$777	29.0%
Casino and gaming	7,322	46.4%	7,112	44.9%	210	3.0%
Lottery	499	3.2%	1,728	10.9%	(1,229)	(71.1%)
Printrex	1,050	6.6%	1,174	7.4%	(124)	(10.6%)
TSG	3,464	21.9%	3,163	19.9%	301	9.5%
	$15,788	100.0%	$15,853	100.0%	$(65)	(0.4%)

International *	$4,052	25.7%	$4,258	26.9%	$(206)	(4.8%)

*International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2013 were relatively consistent with the same period in 2012. Printer sales volume decreased 16% to approximately 38,000 units driven primarily by a 71% decrease in unit volume from the lottery market and, to a lesser extent, a 14% decrease in unit volume from the food safety, banking and POS market. The average selling price of our printers increased approximately 14% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to higher sales contributions of our Ithaca ® 9700 food safety terminal. Overall, international sales decreased $206,000, or 5%, primarily driven by lower international lottery printer sales.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals, hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print and/or validate receipts at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$3,344	96.8%	$2,505	93.6%	$839	33.5%
International	109	3.2%	171	6.4%	(62)	(36.3%)
	$3,453	100.0%	$2,676	100.0%	$777	29.0%

The increase in domestic food safety, banking and POS product revenue from the second quarter of 2012 was primarily driven by sales from our new Ithaca ® 9700 food safety terminal during the quarter. This was partially offset by lower sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a banking customer in the second quarter of 2012 that did not repeat in the second quarter of 2013. In addition, we experienced lower sales of our legacy POS printers as we continue to decrease our focus on this commoditized market.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$3,658	50.0%	$3,715	52.2%	$(57)	(1.5%)
International	3,664	50.0%	3,397	47.8%	267	7.9%
	$7,322	100.0%	$7,112	100.0%	$210	3.0%

The decrease in domestic sales of our casino and gaming products is primarily due to a 9% decrease in sales of our thermal casino printers which was almost fully offset by higher EPICENTRALTM software sales compared to 2012 due to a new installation that occurred in the second quarter of 2013. We believe that our lower casino printer sales during the second quarter of 2013 resulted primarily from fewer new casino openings compared to the second quarter of 2012.

International casino and gaming printer sales increased due primarily to a 34% increase in sales of our off-premise thermal gaming printers mainly from a 77% and 19% increase in sales to customers in Australia and Asia, and our European distributor, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers increased 1% as higher sales to customers in Australia and Asia and our Canadian distributor of 33% and 30%, respectively, were almost fully offset by lower sales to our European distributor.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$499	100.0%	$1,508	87.3%	$(1,009)	(66.9%)
International	-	- %	220	12.7%	(220)	(100.0%)
	$499	100.0%	$1,728	100.0%	$(1,229)	(71.1%)

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

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$971	92.5%	$962	81.9%	$9	0.9%
International	79	7.5%	212	18.1%	(133)	(62.7%)
	$1,050	100.0%	$1,174	100.0%	$(124)	(10.6%)

The decrease in Printrex printers is primarily due to lower international sales in both the oil and gas and medical markets, partially offset by higher sales of our new Printrex® 920 color printer in the worldwide oil and gas market.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$3,264	94.2%	$2,905	91.8%	$359	12.4%
International	200	5.8%	258	8.2%	(58)	(22.5%)
	$3,464	100.0%	$3,163	100.0%	$301	9.5%

The increase in domestic revenue from TSG is primarily due to a 63% increase in sales of replacement parts, higher service sales in addition to revenue contributions from consumables for our new Printrex color printers.  These increases were partially offset by lower non-Printrex consumable product sales of 11%. Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and consumable parts as compared to the second quarter of 2012. We expect TSG sales for the full year 2013 to be higher than in 2012 as we expect to benefit from sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$6,452	$5,842	10.4%	40.9%	36.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL® print system.  Gross profit increased $610,000, or 10%, and our gross margin significantly improved by 400 basis points as we continued to transition our business towards a more favorable sales mix of value-added products. During the second quarter of 2013, our gross margin primarily benefited from sales contributions of our new Ithaca ® 9700 food safety terminal in addition to EPICENTRALTM software sales. We expect our gross margin for the remainder of 2013 to be higher than in 2012 as we expect to continue to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$995	$952	4.5%	6.3%	6.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $43,000, or 5%, due primarily to higher compensation-related expenses for existing engineering staff from annual salary increases.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$1,857	$1,674	10.9%	11.8%	10.6%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $183,000, or 11%, in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products. We expect selling and marketing expenses to be higher in 2013 than in 2012 due to expansion of our sales staff and higher trade show and promotional marketing expenses as we continue to focus our selling and marketing efforts on our new, value-added products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$1,736	$1,903	(8.8%)	11.0%	12.0%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $167,000, or 9%, due primarily to a reduction in the accrued contingent consideration liability to be paid in connection with the acquisition of Printrex as discussed in Note 4 to the Condensed Consolidated Financial Statements. We expect general and administrative expenses in 2013 to be relatively consistent with 2012.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$57	$471	(87.9%)	0.4%	3.0%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $57,000 and $471,000, respectively, in the second quarter of 2013 and 2012.  We may incur additional legal fees related to this lawsuit for the remainder of 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$-	$63	(100.0%)	- %	0.4%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended June 30, 2012, we recorded a restructuring charge of $63,000 for employee termination benefits related to these employee reductions as well as moving costs. We did not incur any restructuring charges in the second quarter of 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales – 2012
$1,807	$779	132.0%	11.4%	4.9%

Our operating income increased primarily due to a 400 basis point improvement in gross margin in the second quarter of 2013 as compared to the second quarter of 2012.  In addition, both our operating profit and operating margin for the second quarter of 2013 were favorably impacted by lower legal fees incurred in connection with the AD lawsuit as compared to the second quarter of 2012 by $414,000 or approximately 260 basis points.

Interest.  Interest expense and interest income fully offset in the second quarter of 2013 compared to net interest income of $2,000 recorded in the second quarter of 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank N.A. (“TD Bank”) remained consistent in the second quarter of 2013 compared to the second quarter of 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expenses of $4,000 in the second quarter of 2013 compared to other income of $13,000 in the second quarter of 2012.  The change was due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the second quarter of 2013 compared to gains recorded in the second quarter of 2012.

Income Taxes.  We recorded an income tax provision for the second quarter of 2013 of $588,000 at an effective tax rate of 32.6%, compared to an income tax provision during the second quarter of 2012 of $286,000 at an effective tax rate of 36.0%.  Our effective tax rate for the second quarter of 2013 is lower than the second quarter of 2012 primarily because it includes the benefit from the federal research and development (“R&D”) credit which was not included in the 2012 income tax provision since it expired at the end of 2011. For the remainder of 2013, we expect our annual effective tax rate to be between 33% and 34%.

Net Income.  We reported net income during the second quarter of 2013 of $1,215,000, or $0.14 per diluted share, compared to $508,000, or $0.06 per diluted share, for the second quarter of 2012.

Results of Operations: Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Food safety, banking and POS	$5,437	17.6%	$5,012	15.0%	$425	8.5%
Casino and gaming	14,062	45.6%	16,523	49.5%	(2,461)	(14.9%)
Lottery	1,864	6.0%	2,758	8.2%	(894)	(32.4%)
Printrex	2,375	7.7%	2,413	7.2%	(38)	(1.6%)
TSG	7,107	23.1%	6,706	20.1%	401	6.0%
	$30,845	100.0%	$33,412	100.0%	$(2,567)	(7.7%)

International *	$7,328	23.8%	$10,480	31.4%	$(3,152)	(30.1%)

* International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first half of 2013 decreased $2,567,000, or 8%, from the same period in 2012. Printer sales volume decreased 21% to approximately 75,000 units driven primarily by unit volume decreases of 20%, 35% and 17% from the casino and gaming, lottery and food safety, banking and POS markets, respectively. Despite lower sales volume in the first half of 2013, the average selling price of our printers increased approximately 9% compared to the first half of 2012 primarily due to 1) significant sales contributions of our new Ithaca ® 9700 food safety terminal and 2) lower sales of lottery and POS printers which have lower average selling prices than other printers. Overall, international sales decreased $3,152,000, or 30%, primarily driven by lower sales to the casino and gaming market.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$5,302	97.5%	$4,776	95.3%	$526	11.0%
International	135	2.5%	236	4.7%	(101)	(42.8%)
	$5,437	100.0%	$5,012	100.0%	$425	8.5%

The increase in domestic food safety, banking and POS printer revenue as compared to the first half of 2012 was primarily driven by significant sales from our new Ithaca ® 9700 food safety terminal during the first half of 2013. This was partially offset by lower sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a banking customer in the first half of 2012 that did not repeat in the same period in 2013.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$7,560	53.8%	$7,542	45.6%	$18	0.2%
International	6,502	46.2%	8,981	54.4%	(2,479)	(27.6%)
	$14,062	100.0%	$16,523	100.0%	$(2,461)	(14.9%)

The slight increase in domestic sales of our casino and gaming products is primarily due to higher EPICENTRALTM software sales due to three new installations that occurred in the first half of 2013 which was almost fully offset by a 13% decrease in sales of our thermal casino printers. We believe that our lower casino printer sales during the first half of 2013 resulted primarily from fewer new casino openings compared to the first half of 2012.

International casino and gaming printer sales decreased in the first half of 2013 due primarily to a 52% decrease in sales of our off-premise thermal gaming printers mainly from a 55% decrease in sales to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased by 17% primarily from lower sales to our European and Canadian distributors of 27% and 28%, respectively. This decline in sales of our thermal casino printers resulted primarily from fewer installations of VLT gaming machines in Italy as the government approved rollout of these games was substantially completed during 2012, and we therefore expect to ship fewer printers in 2013.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$1,833	98.3%	$2,523	91.5%	$(690)	(27.3%)
International	31	1.7%	235	8.5%	(204)	(86.8%)
	$1,864	100.0%	$2,758	100.0%	$(894)	(32.4%)

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

Printrex:
A summary of sales of our worldwide Printrex printers for the six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$2,126	89.5%	$2,037	84.4%	$89	4.4%
International	249	10.5%	376	15.6%	(127)	(33.8%)
	$2,375	100.0%	$2,413	100.0%	$(38)	(1.6%)

The decrease in Printrex printers is primarily due to lower international sales in both the oil and gas and medical and mobile markets, partially offset by higher sales of our two new color printers in the worldwide oil and gas market, the Printrex® 920 and Printrex® 980.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2013		June 30, 2012		$	%
Domestic	$6,696	94.2%	$6,054	90.3%	$642	10.6%
International	411	5.8%	652	9.7%	(241)	(37.0%)
	$7,107	100.0%	$6,706	100.0%	$401	6.0%

The increase in domestic revenue from TSG is primarily due to a 70% increase in sales of replacement parts in addition to higher service sales and sales of consumables for our new Printrex color printers.  These increases were largely offset by lower non-Printrex consumable product sales of 16%. Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories as compared to the first half of 2012. We expect TSG sales for the full year 2013 to be higher than in 2012 as we expect to benefit from sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$12,885	$12,620	2.1%	41.8%	37.8%

While gross profit modestly increased, our gross margin significantly improved by 400 basis points as we continued to transition our business towards a more favorable sales mix of value-added products. During the first half of 2013, our gross margin primarily benefited from sales contributions of our new Ithaca ® 9700 food safety terminal in addition to three EPICENTRALTM software installations. We expect our gross margin for the remainder of 2013 to be higher than in 2012 as we expect to continue to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$2,007	$2,165	(7.3%)	6.5%	6.5%

Such expenses decreased $158,000, or 7%, which was due primarily to lower outside testing and pre-production expenses related to the four new products that were launched in 2012.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$3,643	$3,275	11.2%	11.8%	9.8%

Such expenses increased by $368,000, or 11%, in the first half of 2013 compared to the first half of 2012 primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products. We expect selling and marketing expenses to be higher in 2013 than in 2012 due to expansion of our sales staff and higher trade show and promotional marketing expenses as we continue to focus our selling and marketing efforts on our new, value-added products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$3,770	$3,903	(3.4%)	12.2%	11.7%

General and administrative expenses decreased $133,000, or 3%, due primarily to a reduction in the accrued contingent consideration liability to be paid in connection with the acquisition of Printrex as discussed in Note 4 to the Condensed Consolidated Financial Statements. We expect general and administrative expenses in 2013 to be relatively consistent with 2012.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$256	$471	(45.7%)	0.8%	1.4%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $256,000 and $471,000, respectively, in the first six months of 2013 and 2012.  We may incur additional legal fees related to this lawsuit for the remainder of 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$-	$117	(100.0%)	- %	0.4%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the six months ended June 30, 2012, we recorded a restructuring charge of $117,000 for employee termination benefits related to these employee reductions as well as moving costs. We did not incur any restructuring charges in the first six months of 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales – 2012
$3,209	$2,689	19.3%	10.4%	8.0%

Our operating income increased primarily from the 400 basis point improvement in gross margin in the first half of 2013 as compared to the first half of 2012. Additionally, lower legal fees in connection with the AD lawsuit and no restructuring charges in the first half of also improved both operating income and operating margin by $332,000 and approximately 110 basis points, respectively. These increases were partially offset by an 8% lower sales volume as well as higher selling and marketing expenses in the first half of 2013.

Interest.  We recorded net interest expense of $1,000 in the first half of 2013 compared to net interest income of $4,000 in the first half of 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first half of 2013 compared to the first half of 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $33,000 in the first half of 2013 compared to other expenses of $11,000 in the first half of 2012.  The change was due to foreign currency transaction exchange gains recorded by our U.K. subsidiary in the first half of 2013 compared to losses recorded in the first half of 2012.

Income Taxes.  We recorded an income tax provision for the first six months of 2013 of $866,000 at an effective tax rate of 26.7%, compared to an income tax provision during the first six months of 2012 of $966,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first six months of 2013 is unusually low because it includes the full-year benefit from the 2012 federal research and development (“R&D”) credit of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). For the remainder of 2013, we expect our annual effective tax rate to be between 33% and 34%.

Net Income.  We reported net income during the first six months of 2013 of $2,375,000, or $0.27 per diluted share, compared to $1,716,000, or $0.18 per diluted share, for the first six months of 2012.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2013, our cash and cash equivalents balance increased $1,291,000, or 17%, from December 31, 2012 and we ended the second quarter of 2013 with $8,828,000 in cash and cash equivalents and no debt outstanding even after returning $2,014,000 to shareholders in the form of cash dividends paid on common stock and treasury share repurchases during the first six months of 2013.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,307,000 in the first six months of 2013 as compared to our cash provided by operating activities of $5,671,000 in the first six months of 2012:

During the first six months of 2013:
•	We reported net income of $2,375,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,162,000, including $156,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $4,277,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2012.
•	Inventories increased $2,467,000 as we continue to increase stocking levels of our new food safety and Printrex products in anticipation of higher expected sales volume.
•
Accounts payable decreased $818,000 due primarily to higher payments during the period from inventory purchased in the first six months of 2013 to support the higher expected sales volume of our new products for the remainder of the year.

•	Accrued liabilities and other liabilities decreased $990,000 due primarily to the payment of 2012 annual bonuses in March 2013.

During the first six months of 2012:
•	We reported net income of $1,716,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,169,000, including $190,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $2,072,000 due to a higher concentration of sales made during the latter portion of the second quarter.
•	Inventories decreased $2,500,000 due to our continued effort to reduce inventory purchases and to fulfill sales with existing inventory stock.
•	Accounts payable increased $1,853,000 due primarily to the timing of payments during the latter portion of the second quarter.
•
Accrued liabilities and other liabilities increased $580,000 due primarily to higher accrued legal fees primarily in connection with the Avery Dennison lawsuit as disclosed in Note 9 to the Condensed Consolidated Financial Statements in addition to deferred revenue associated with new contracts for paper qualification testing entered into during the first half of the year.

Investing activities:  Our capital expenditures were $426,000 and $339,000 in the first six months of 2013 and 2012, respectively.  Expenditures in 2013 included approximately $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Expenditures in 2012 included $79,000 for the purchase of computer equipment and the remaining amount primarily for the purchase of new product tooling.  Additionally, our capitalized software development costs were $42,000 and $10,000 in the first six months of 2013 and 2012, respectively, all of which was related to our EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2013 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $1,535,000 of cash from financing activities during the first six months of 2013 to pay cash dividends of $1,127,000 to common shareholders and to purchase $887,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $479,000.  During the first six months of 2012, we used $4,964,000 of cash from financing activities to repurchase $5,151,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $187,000.

Working Capital
Our working capital increased 5% to $26,822,000 at June 30, 2013 from $25,492,000 at December 31, 2012.  Our current ratio of current assets to current liabilities also increased to 4.1 as of June 30, 2013 compared to 3.5 at December 31, 2012.  The increase in our working capital and current ratio was largely due to higher cash and cash equivalent and inventory balances and lower accounts payable and accrued expenses partially offset by lower accounts receivable balances.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank which provides for a $20,000,000 revolving credit line that expires on November 28, 2014. Borrowings under the TD Bank Credit Facility bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the TD Bank Credit Facility.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2013.  The following table lists the financial covenants and the performance measurements at June 30, 2013:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2013
Operating cash flow / Total debt service	Minimum of 1.25 times	101.7 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of June 30, 2013, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  For the three months ended June 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $608,000, which was paid in June 2013 to common shareholders of record at the close of business on May 20, 2013.  For the six months ended June 30, 2013, dividends declared and paid totaled $1,127,000, or $0.13 per share. We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2013.

Stock Repurchase Program
Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  During the six months ended June 30, 2013, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77.  As of June 30, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and dividend payments and meet our liquidity requirements through at least the next twelve months.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There has been no material change in our exposure to market risk during the six months ended June 30, 2013.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. The rulings by the Eleventh District of Appeals on both the appeal and request are pending.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2013, the Stock Repurchase Program expired and was not renewed.  During the six months ended June 30, 2013, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77.  As of June 30, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program. For additional information, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Stock Repurchase Program,” above.  The following table summarizes the repurchase of our common stock in the six months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2013 – January 31, 2013	45,177	$7.59	45,177	$5,863,000
February 1, 2013 – February 28, 2013	23,339	8.06	23,339	$5,675,000
March 1, 2013 – March 31, 2013	20,384	7.89	20,384	$5,514,000
April 1, 2013 – April 30, 2013	22,494	7.75	22,494	$5,340,000
May 1, 2013 – May 31, 2013	2,767	7.48	2,767	$-	*
June 1, 2013 – June 30, 2013	-	-	-	$-	*
Total	114,161	$7.77	114,161

* - Stock Repurchase Program expired on May 27, 2013

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 7, 2013	Steven A. DeMartino
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