Form 10-Q
period 2013-09-30
TRANSACT TECHNOLOGIES INC
filed 2013-11-08
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

                (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of October 31, 2013, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,244,580.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,755	$7,537
Accounts receivable, net	15,561	15,927
Inventories	12,896	10,321
Deferred tax assets	1,443	1,443
Other current assets	534	471
Total current assets	33,189	35,699

Fixed assets, net	2,946	3,302
Goodwill	2,621	2,621
Deferred tax assets	1,104	1,172
Intangible assets, net of accumulated amortization of $1,683 and $1,298, respectively	1,984	2,328
Other assets	67	106
	8,722	9,529
Total assets	$41,911	$45,228

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,847	$6,422
Accrued liabilities	3,120	2,927
Income taxes payable	26	629
Accrued contingent consideration (Note 4)	230	136
Deferred revenue	155	93
Total current liabilities	9,378	10,207

Deferred revenue, net of current portion	170	168
Deferred rent, net of current portion	261	308
Accrued contingent consideration, net of current portion (Note 4)	530	824
Other liabilities	163	352
	1,124	1,652
Total liabilities	10,502	11,859

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,031,618 and 10,903,077 shares issued, respectively; 8,244,580 and 8,720,200 shares outstanding, respectively	110	109
Additional paid-in capital	27,096	25,940
Retained earnings	26,796	24,708
Accumulated other comprehensive loss, net of tax	(66)	(55)
Treasury stock, at cost, 2,787,038 and 2,182,877 shares, respectively	(22,527)	(17,333)
Total shareholders’ equity	31,409	33,369
Total liabilities and shareholders’ equity	$41,911	$45,228

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except share data)

Net sales	$16,768	$15,358	$47,613	$48,770
Cost of sales	9,562	9,679	27,522	30,471

Gross profit	7,206	5,679	20,091	18,299

Operating expenses:
Engineering, design and product development	1,041	1,087	3,048	3,252
Selling and marketing	2,059	1,571	5,702	4,846
General and administrative	2,049	1,919	5,819	5,822
Legal fees associated with lawsuit (Note 9)	142	1,036	398	1,507
Business consolidation and restructuring (Note 8)	-	23	-	140
	5,291	5,636	14,967	15,567

Operating income	1,915	43	5,124	2,732
Interest and other income (expense):
Interest, net	(8)	3	(9)	7
Other, net	(22)	(10)	11	(21)
	(30)	(7)	2	(14)

Income before income taxes	1,885	36	5,126	2,718
Income tax provision	434	13	1,300	979
Net income	$1,451	$23	$3,826	$1,739

Net income per common share:
Basic	$0.17	$0.00	$0.44	$0.19
Diluted	$0.17	$0.00	$0.44	$0.19

Shares used in per-share calculation:
Basic	8,582	8,822	8,675	9,110
Diluted	8,695	8,911	8,759	9,205

Dividends declared and paid per common share:	$0.07	$-	$0.20	$-

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$1,451	$23	$3,826	$1,739
Foreign currency translation adjustment, net of tax	16	13	(11)	16
Comprehensive income	$1,467	$36	$3,815	$1,755

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$3,826	$1,739
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	397	402
Incremental tax benefits from stock options exercised	(113)	(42)
Depreciation and amortization	1,314	1,314
Gain on sale of fixed assets	(5)	(12)
Foreign currency transaction (gains) losses	(6)	31
Changes in operating assets and liabilities:
Accounts receivable	358	(228)
Inventories	(2,576)	3,397
Prepaid income taxes	59	17
Other current and long term assets	(3)	(433)
Accounts payable	(575)	909
Accrued liabilities and other liabilities	(638)	690
Net cash provided by operating activities	2,038	7,784

Cash flows from investing activities:
Capital expenditures	(562)	(675)
Additions to capitalized software	(42)	(23)
Proceeds from sale of assets	5	14
Net cash used in investing activities	(599)	(684)

Cash flows from financing activities:
Proceeds from stock option exercises	609	145
Payment of dividends on common stock	(1,738)	-
Purchases of common stock for treasury	(5,194)	(5,563)
Incremental tax benefits from stock options exercised	113	42
Net cash used in financing activities	(6,210)	(5,376)

Effect of exchange rate changes on cash and cash equivalents	(11)	(10)

(Decrease) increase in cash and cash equivalents	(4,782)	1,714
Cash and cash equivalents, beginning of period	7,537	6,863
Cash and cash equivalents, end of period	$2,755	$8,577

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	September 30,	December 31,
	2013	2012
	(In thousands)

Raw materials and purchased component parts	$7,930	$6,871
Work-in-process	69	-
Finished goods	4,897	3,450
	$12,896	$10,321

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2013:

(In thousands)
Balance, beginning of period	$274
Warranties issued	408
Warranty settlements	(292)
Balance, end of period	$390

Approximately $90,000 of the accrued product warranty liability is classified as long-term in Other liabilities at September 30, 2013 in the Condensed Consolidated Balance Sheets.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from approximately $400,000 to $1,500,000.  The fair value of the contingent consideration arrangement was $760,000 and $960,000 at September 30, 2013 and December 31, 2012, respectively, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During the first nine months of 2013, the fair value of the contingent consideration decreased by $200,000 and this is reflected as a reduction in general and administrative expenses on the Condensed Consolidated Statements of Income. No payments were made under the arrangement during the nine months ended September 30, 2013 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, to the Company’s Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)

Net income	$1,451	$23	$3,826	$1,739

Shares:
Basic: Weighted average common shares outstanding	8,582	8,822	8,675	9,110
Add: Dilutive effect of outstanding options as determined by the treasury stock method	113	89	84	95
Diluted: Weighted average common and common equivalent shares outstanding	8,695	8,911	8,759	9,205

Net income per common share:
Basic	$0.17	$0.00	$0.44	$0.19
Diluted	$0.17	$0.00	$0.44	$0.19

For the three months ended September 30, 2013 and 2012, there were 316,000 and 585,125, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2013 and 2012, there were 405,000 and 585,125, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2013 were as follows (in thousands):

Balance at December 31, 2012	$33,369
Net income	3,826
Proceeds from issuance of shares from exercise of stock options	609
Share-based compensation expense	397
Incremental tax benefits from stock options exercised	113
Issuance of deferred stock units, net of relinquishments	111
Foreign currency translation adjustment	(11)
Reversal of deferred tax asset in connection with stock options forfeited	(73)
Dividends declared and paid on common stock	(1,738)
Purchases of common stock for treasury	(5,194)
Balance at September 30, 2013	$31,409

We paid a portion of the 2012 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in March 2013 and were fully vested at the time of grant.

For the three months ended September 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $611,000, which was paid in September 2013 to common shareholders of record at the close of business on August 20, 2013.  For the nine months ended September 30, 2013, dividends declared and paid totaled $1,738,000, or $0.20 per share.

7. Income taxes

We recorded an income tax provision for the third quarter of 2013 of $434,000 at an effective tax rate of 23.0%, compared to an income tax provision during the third quarter of 2012 of $13,000 at an effective tax rate of 36.1%.  For the nine months ended September 30, 2013, we recorded an income tax provision of $1,300,000 at an effective tax rate of 25.4%, compared to an income tax provision during the nine months ended September 30, 2012 of $979,000 at an effective tax rate of 36.0%.  Our effective tax rate for the third quarter of 2013 is unusually low due to a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return.  Our effective tax rate for the first nine months of 2013 is unusually low because it includes: 1) the previously discussed reduction in tax liabilities for unrecognized tax benefits recorded in the third quarter of 2013 and 2) the benefit from the 2012 federal research and development credit (“R&D credit”) of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2009.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed and during 2013, an examination of our 2010 federal tax return was completed.   However, our federal tax returns for the years 2010 through 2012 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2013, we had $73,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. Business consolidation and restructuring expenses

As discussed in Note 8, Accrued business consolidation and restructuring expenses, of the Company’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  As a result, we incurred expenses of $23,000 and $140,000, respectively, in the three and nine months ended September 30, 2012 for employee termination benefits related to these employee reductions as well as moving costs related to the closing of the San Jose manufacturing operations.  This restructuring charge was recorded in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations” and cash payments made under this restructuring plan were completed by October 2012.

9. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2013.

Results of Operations: Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Food safety, banking and POS	$3,670	21.9%	$1,829	11.9%	$1,841	100.7%
Casino and gaming	7,511	44.8%	6,100	39.7%	1,411	23.1%
Lottery	1,025	6.1%	2,454	16.0%	(1,429)	(58.2%)
Printrex	1,111	6.6%	1,209	7.9%	(98)	(8.1%)
TSG	3,451	20.6%	3,766	24.5%	(315)	(8.4%)
	$16,768	100.0%	$15,358	100.0%	$1,410	9.2%

International *	$3,221	19.2%	$4,075	26.5%	$(854)	(21.0%)

* International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2013 increased $1,410,000, or 9%, from the same period in 2012. Printer sales volume increased 2% to approximately 43,000 units driven primarily by a 20% increase in unit volume from the casino and gaming market and a 45% increase in unit volume from the food safety, banking and POS market. These increases were partially offset by a decrease in unit volume of 57% from the lottery market. The average selling price of our printers increased approximately 9% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher sales contributions from our Ithaca ® 9700 food safety terminal. Overall, international sales decreased $854,000, or 21%, primarily driven by lower international casino and gaming printer sales.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals, hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$3,592	97.9%	$1,726	94.4%	$1,866	108.1%
International	78	2.1%	103	5.6%	(25)	(24.3%)
	$3,670	100.0%	$1,829	100.0%	$1,841	100.7%

The increase in domestic food safety, banking and POS product revenue from the third quarter of 2012 was primarily driven by sales from our new Ithaca ® 9700 food safety terminal and Ithaca® 9000 printer during the quarter. These increases were partially offset by lower sales of our legacy POS printers as we continue to decrease our focus on this commoditized market.  For the fourth quarter of 2013, we believe sales of our food safety terminals may be impacted by seasonality as restaurants may reduce purchases during the holiday season.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution, the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$4,806	64.0%	$2,803	46.0%	$2,003	71.5%
International	2,705	36.0%	3,297	54.0%	(592)	(18.0%)
	$7,511	100.0%	$6,100	100.0%	$1,411	23.1%

The increase in domestic sales of our casino and gaming products is primarily due to a 64% increase in sales of our thermal casino printers in addition to higher EPICENTRALTM software sales compared to 2012 due to a new installation that occurred in the third quarter of 2013. We believe that our higher casino printer sales during the third quarter of 2013 resulted primarily from a higher replacement volume as compared to the third quarter of 2012.

International casino and gaming printer sales decreased due primarily to a 40% decrease in sales of our off-premise thermal gaming printers mainly from a 91% and 28% decrease in sales to customers in Australia and Asia, and our European distributor, respectively.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased 9% primarily from lower sales to our European distributor.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$1,025	100.0%	$2,369	96.5%	$(1,344)	(56.7%)
International	-	- %	85	3.5%	(85)	(100.0%)
	$1,025	100.0%	$2,454	100.0%	$(1,429)	(58.2%)

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

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$860	77.4%	$929	76.8%	$(69)	(7.4%)
International	251	22.6%	280	23.2%	(29)	(10.4%)
	$1,111	100.0%	$1,209	100.0%	$(98)	(8.1%)

The decrease in sales of Printrex printers is primarily due to lower domestic and international sales of black/ white printers in the oil and gas market, partially offset by higher sales of our two new color printers, the Printrex® 920 and Printrex® 980, into the worldwide oil and gas market.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$3,264	94.6%	$3,456	91.8%	$(192)	(5.6%)
International	187	5.4%	310	8.2%	(123)	(39.7%)
	$3,451	100.0%	$3,766	100.0%	$(315)	(8.4%)

The decrease in domestic revenue from TSG is primarily due to a 30% decrease in sales of non-Printrex consumable products and lower revenue from project-oriented paper testing service contracts as compared to the third quarter of 2012.  These decreases were partially offset by higher sales of replacement parts and revenue contributions from consumables for our new Printrex color printers.  Internationally, TSG revenue decreased due primarily to lower sales of replacement parts as compared to the third quarter of 2012.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$7,206	$5,679	26.9%	43.0%	37.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL® print system.  Gross profit increased $1,527,000, or 27%, and our gross margin significantly improved by 600 basis points as we continued to transition our business towards a more favorable sales mix of our new value-added products. During the third quarter of 2013, our gross margin primarily benefited from sales contributions from our new Ithaca ® 9700 food safety terminal and EPICENTRALTM software sales in addition to higher sales volume of our thermal casino printers. We expect our gross margin for the remainder of 2013 to be higher than in 2012 as we expect to continue to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$1,041	$1,087	(4.2%)	6.2%	7.1%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $46,000, or 4%, due primarily to lower outside testing and pre-production expenses related to the new products that were launched in the fourth quarter of 2012.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$2,059	$1,571	31.1%	12.3%	10.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $488,000, or 31%, in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher expenses associated with the timing of our largest tradeshow, the Global Gaming Expo (“G2E”), which occurred in the third quarter in 2013 and the fourth quarter in 2012. These expenses also increased due to the addition of new sales staff and increased marketing spend to support our newly launched products. Even with the additional sales staff, we expect selling and marketing expenses in the fourth quarter of 2013 to be lower than the third quarter of 2013 due to the timing of the G2E trade show.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$2,049	$1,919	6.8%	12.2%	12.5%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $130,000, or 7%, due primarily to higher professional fees from the recruitment of the previously discussed additional sales staff.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$142	$1,036	(86.3%)	0.8%	6.7%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $142,000 and $1,036,000, respectively, in the third quarter of 2013 and 2012. We may incur additional legal fees related to this lawsuit for the remainder of 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$-	$23	(100.0%)	- %	0.1%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the three months ended September 30, 2012, we recorded a restructuring charge of $23,000 for employee termination benefits related to these employee reductions as well as moving costs. We did not incur any restructuring charges in the third quarter of 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales – 2012
$1,915	$43	4,353.5%	11.4%	0.3%

Our operating income increased primarily due to a 600 basis point improvement in gross margin in the third quarter of 2013 as compared to the third quarter of 2012.  In addition, both our operating profit and operating margin for the third quarter of 2013 were favorably impacted by lower legal fees incurred in connection with the AD lawsuit as compared to the third quarter of 2012 by $894,000 or approximately 530 basis points.

Interest.  We recorded net interest expense of $8,000 in the third quarter of 2013 compared to net interest income of $3,000 in the third quarter of 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in the third quarter of 2013 compared to the third quarter of 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $22,000 in the third quarter of 2013 compared to other expense of $10,000 in the third quarter of 2012.  The change was due to higher foreign currency transaction exchange losses recorded by our U.K. subsidiary in the third quarter of 2013 compared to the third quarter of 2012.

Income Taxes.  We recorded an income tax provision for the third quarter of 2013 of $434,000 at an effective tax rate of 23.0%, compared to an income tax provision during the third quarter of 2012 of $13,000 at an effective tax rate of 36.1%.  Our effective tax rate for the third quarter of 2013 is unusually low due to a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return. For the fourth quarter of 2013, we expect our effective tax rate to be between 33% and 34%.

Net Income.  We reported net income during the third quarter of 2013 of $1,451,000, or $0.17 per diluted share, compared to $23,000, or $0.00 per diluted share, for the third quarter of 2012.

Results of Operations: Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Food safety, banking and POS	$9,107	19.1%	$6,841	14.0%	$2,266	33.1%
Casino and gaming	21,573	45.3%	22,623	46.4%	(1,050)	(4.6%)
Lottery	2,889	6.1%	5,212	10.7%	(2,323)	(44.6%)
Printrex	3,486	7.3%	3,622	7.4%	(136)	(3.8%)
TSG	10,558	22.2%	10,472	21.5%	86	0.8%
	$47,613	100.0%	$48,770	100.0%	$(1,157)	(2.4%)

International *	$10,549	22.2%	$14,555	29.8%	$(4,006)	(27.5%)

*International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first nine months of 2013 decreased $1,157,000, or 2%, from the same period in 2012. Printer sales volume decreased 14% to approximately 117,000 units driven primarily by unit volume decreases of 45% and 9% from the lottery and casino and gaming markets, respectively. Despite slightly lower sales volume in the first nine months of 2013, the average selling price of our printers increased approximately 8% compared to the first nine months of 2012 primarily due to significant sales contributions from our new Ithaca ® 9700 food safety terminal in addition to lower sales of lottery and POS printers which have lower average selling prices than other printers. Overall, international sales decreased $4,006,000, or 28%, primarily driven by lower sales to the casino and gaming market.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$8,894	97.7%	$6,502	95.0%	$2,392	36.8%
International	213	2.3%	339	5.0%	(126)	(37.2%)
	$9,107	100.0%	$6,841	100.0%	$2,266	33.1%

The increase in domestic food safety, banking and POS product revenue as compared to the first nine months of 2012 was primarily driven by significant sales from our new Ithaca ® 9700 food safety terminal and Ithaca® 9000 printer during the nine months of 2013. This was partially offset by lower sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a banking customer in the first nine months of 2012 that did not repeat in the same period in 2013 as well as lower sales of our legacy POS printers as we continue to decrease our focus on this commoditized market.  For the fourth quarter of 2013, we believe sales of our food safety terminals may be impacted by seasonality as restaurants may reduce purchases during the holiday season.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$12,366	57.3%	$10,345	45.7%	$2,021	19.5%
International	9,207	42.7%	12,278	54.3%	(3,071)	(25.0%)
	$21,573	100.0%	$22,623	100.0%	$(1,050)	(4.6%)

The increase in domestic sales of our casino and gaming products is primarily due to higher EPICENTRALTM software sales due to four new installations that occurred in the first nine months of 2013 in addition to an 8% increase in sales of our thermal casino printers. We believe that our higher casino printer sales during the first nine months of 2013 resulted primarily from a higher replacement volume compared to the first nine months of 2012.

International casino and gaming printer sales decreased in the first nine months of 2013 due primarily to a 49% decrease in sales of our off-premise thermal gaming printers mainly from 48% decreases in sales to both our European distributor and our customers in Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased by 15% primarily from 23% lower sales to our European distributor. This decline in sales of our thermal casino printers resulted primarily from fewer installations of VLT gaming machines in Italy as the government approved rollout of these games was substantially completed during 2012, and we therefore expect to ship fewer printers in 2013.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$2,858	98.9%	$4,892	93.9%	$(2,034)	(41.6%)
International	31	1.1%	320	6.1%	(289)	(90.3%)
	$2,889	100.0%	$5,212	100.0%	$(2,323)	(44.6%)

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

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$2,986	85.7%	$2,966	81.9%	$20	0.7%
International	500	14.3%	656	18.1%	(156)	(23.8%)
	$3,486	100.0%	$3,622	100.0%	$(136)	(3.8%)

The decrease in Printrex printers is primarily due to lower international sales in both the oil and gas and medical and mobile markets, partially offset by higher sales of our two new color printers, the Printrex® 920 and Printrex® 980, into the worldwide oil and gas market.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2013 and 2012 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2013		September 30, 2012		$	%
Domestic	$9,960	94.3%	$9,510	90.8%	$450	4.7%
International	598	5.7%	962	9.2%	(364)	(37.8%)
	$10,558	100.0%	$10,472	100.0%	$86	0.8%

The increase in domestic revenue from TSG is primarily due to a 66% increase in sales of replacement parts in addition to higher service revenue and sales of consumables for our new Printrex color printers.  These increases were largely offset by lower non-Printrex consumable product sales of 21%. Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories as compared to the first nine months of 2012.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$20,091	$18,299	9.8%	42.2%	37.5%

Gross profit increased $1,792,000, or 10%, and our gross margin significantly improved by 470 basis points as we continued to transition our business towards a more favorable sales mix of new value-added products. During the first nine months of 2013, our gross margin primarily benefited from sales contributions from our new Ithaca ® 9700 food safety terminal in addition to four EPICENTRALTM software installations. We expect our gross margin for the remainder of 2013 to be higher than in 2012 as we expect to continue to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$3,048	$3,252	(6.3%)	6.4%	6.7%

Such expenses decreased $204,000, or 6%, which was due primarily to lower outside testing and pre-production expenses related to the four new products that were launched in 2012.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$5,702	$4,846	17.7%	12.0%	9.9%

Such expenses increased by $856,000, or 18%, in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products and higher expenses associated with the timing of our largest tradeshow, the Global Gaming Expo (“G2E”), which occurred in the third quarter in 2013 and the fourth quarter in 2012.  Even with the additional sales staff, we expect selling and marketing expenses in the fourth quarter of 2013 to be lower than the third quarter of 2013 due to the timing of the G2E trade show.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$5,819	$5,822	(0.1%)	12.2%	11.9%

General and administrative expenses decreased $3,000 due primarily to higher professional fees from the recruitment of the previously discussed additional sales staff almost fully offset by lower legal fees and a reduction in the accrued contingent consideration liability to be paid in connection with the acquisition of Printrex as discussed in Note 4 to the Condensed Consolidated Financial Statements.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$398	$1,507	(73.6%)	0.8%	3.1%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $398,000 and $1,507,000, respectively, in the first nine months of 2013 and 2012.  We may incur additional legal fees related to this lawsuit for the remainder of 2013 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$-	$140	(100.0%)	- %	0.3%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During the nine months ended September 30, 2012, we recorded a restructuring charge of $140,000 for employee termination benefits related to these employee reductions as well as moving costs. We did not incur any restructuring charges in the first nine months of 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2013	2012	Change	Total Sales - 2013	Total Sales - 2012
$5,124	$2,732	87.6%	10.8%	5.6%

Our operating income increased primarily from the 470 basis point improvement in gross margin in the first nine months of 2013 as compared to the first nine months of 2012. Additionally, lower legal fees in connection with the AD lawsuit and no restructuring charges in the first nine months of 2013 also improved both operating income and operating margin by $1,249,000 and approximately 260 basis points, respectively. These increases were partially offset by 2% lower sales volume as well as higher selling and marketing expenses in the first nine months of 2013.

Interest.  We recorded net interest expense of $9,000 in the first nine months of 2013 compared to net interest income of $7,000 in the first nine months of 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in the first nine months of 2013 compared to the first nine months of 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $11,000 in the first nine months of 2013 compared to other expense of $21,000 in the first nine months of 2012.  The change was due to foreign currency transaction exchange gains recorded by our U.K. subsidiary in the first nine months of 2013 compared to losses recorded in the first nine months of 2012.

Income Taxes.  We recorded an income tax provision for the nine months ended September 30, 2013 of $1,300,000 at an effective tax rate of 25.4%, compared to an income tax provision during the nine months ended September 30, 2012 of $979,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first nine months of 2013 is unusually low because it includes: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 R&D credit of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012. For the fourth quarter of 2013, we expect our effective tax rate to be between 33% and 34%.

Net Income.  We reported net income during the first nine months of 2013 of $3,826,000, or $0.44 per diluted share, compared to $1,739,000, or $0.19 per diluted share, for the first nine months of 2012.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2013, our cash and cash equivalents balance decreased $4,782,000, or 63%, from December 31, 2012 and we ended the third quarter of 2013 with $2,755,000 in cash and cash equivalents and no debt outstanding. The primary reason for the significant decrease is the result of returning $6,932,000 to shareholders in the form of treasury share repurchases and cash dividends paid on common stock during the first nine months of 2013.

Operating activities:  The following significant factors affected our cash provided by operating activities of $2,038,000 in the first nine months of 2013 as compared to our cash provided by operating activities of $7,784,000 in the first nine months of 2012:

During the first nine months of 2013:
•	We reported net income of $3,826,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,711,000, including $234,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $358,000 due to a lower concentration of sales made during the latter portion of the third quarter of 2013 compared to the fourth quarter of 2012.
•	Inventories increased $2,576,000 as we continue to increase stocking levels of our new food safety and Printrex products in anticipation of higher expected sales volume.
•
Accounts payable decreased $575,000 due primarily to higher payments during the period from inventory purchased in the first nine months of 2013 to support the higher expected sales volume of our new products for the remainder of the year.

•
Accrued liabilities and other liabilities decreased $638,000 due primarily to a decrease in income taxes payable of approximately $603,000 resulting from higher estimated income tax payments made in the first nine months of 2013 compared to the year-end 2012.

•	Incremental tax benefits from stock options exercised of $113,000.

During the first nine months of 2012:
•	We reported net income of $1,739,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,716,000, including $285,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $228,000 due to a higher concentration of sales made during the latter portion of the third quarter.
•	Inventories decreased $3,397,000 due to our continued effort to reduce inventory purchases and to fulfill sales with existing inventory stock.
•	Other current and long-term assets increased $433,000 primarily due to higher prepaid tradeshow expenses, insurance and software maintenance contracts.
•	Accounts payable increased $909,000 due primarily to the timing of payments during the latter portion of the third quarter.
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

Investing activities:  Our capital expenditures were $562,000 and $675,000 in the first nine months of 2013 and 2012, respectively.  Expenditures in 2013 included approximately $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Expenditures in 2012 included $369,000 for the purchase of new product tooling with the remaining amount primarily for the purchase of computer hardware and software.  Additionally, our capitalized software development costs were $42,000 and $23,000 in the first nine months of 2013 and 2012, respectively, all of which was related to our EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2013 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $6,210,000 of cash from financing activities during the first nine months of 2013 to purchase $5,194,000 of common stock for treasury and to pay cash dividends of $1,738,000 to common shareholders partially offset by proceeds and tax benefits from stock option exercises of $722,000.  During the first nine months of 2012, we used $5,376,000 of cash from financing activities due to the repurchase of $5,563,000 of Company stock partially offset by proceeds and tax benefits from stock option exercises of $187,000.

Working Capital
Our working capital decreased 7% to $23,811,000 at September 30, 2013 from $25,492,000 at December 31, 2012.  Our current ratio of current assets to current liabilities was 3.5 at both September 30, 2013 and December 31, 2012.  The decrease in our working capital was largely due to lower cash and cash equivalent balances partially offset by higher inventory and lower accounts payable balances.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2013.  The following table lists the financial covenants and the performance measurements at September 30, 2013:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2013
Operating cash flow / Total debt service	Minimum of 1.25 times	94.0 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of September 30, 2013, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  For the three months ended September 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $611,000, which was paid in September 2013 to common shareholders of record at the close of business on August 20, 2013.  For the nine months ended September 30, 2013, dividends declared and paid totaled $1,738,000, or $0.20 per share. We expect to pay approximately $2,300,000 in cash dividends to our common shareholders during 2013.

Stock Repurchases
Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  During the nine months ended September 30, 2013, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77 under the Stock Repurchase Program.  As of September 30, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

In addition to shares repurchased under the Stock Repurchase Program, during the three months ended September 30, 2013, we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price per share of $8.79 in an open-market transaction.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and dividend payments and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2012. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2013.

Item 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2013, the Company’s Stock Repurchase Program expired and was not renewed.  From January 1, 2013 through the expiration date of the Stock Repurchase Program, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77.  As of September 30, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program. In addition to shares repurchased under the Stock Repurchase Program, during the three months ended September 30, 2013, we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price per share of $8.79 in an open-market transaction.  For additional information, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Stock Repurchase Program,” above.  The following table summarizes the repurchase of our common stock in the nine months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2013 – January 31, 2013	45,177	$7.59	45,177	$5,863,000
February 1, 2013 – February 28, 2013	23,339	8.06	23,339	$5,675,000
March 1, 2013 – March 31, 2013	20,384	7.89	20,384	$5,514,000
April 1, 2013 – April 30, 2013	22,494	7.75	22,494	$5,340,000
May 1, 2013 – May 31, 2013	2,767	7.48	2,767	-	*
June 1, 2013 – June 30, 2013	-	-	-	-	*
July 1, 2013 – July 31, 2013	-	-	-	-	*
August 1, 2013 – August 31, 2013	490,000	8.79	-	-	*
September 1, 2013 – September 30, 2013	-	-	-	-	*
Total	604,161	$8.60	114,161

* - Stock Repurchase Program expired on May 27, 2013 and was not renewed.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 8, 2013	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ Chad R. Albano
Chad R. Albano
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)