Form 10-K
period 2013-12-31
TRANSACT TECHNOLOGIES INC
filed 2014-03-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $67,800,000 based on the last sale price on June 28, 2013.

As of February 28, 2014, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 8,371,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and emergency vehicle markets). We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We have one primary operating and global research and development and eastern region service center located in Ithaca, NY.  In addition, we have a  casino and gaming sales headquarters and western region service center in Las Vegas, NV, a satellite research and development office in San Jose, CA, a European sales and service center in the United Kingdom, a sales office located in Macau and three other sales  offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

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

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and terminals and providing related software, services, supplies and spare parts.

Products, Services and Distribution Methods
Printers and terminals
TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers and terminals utilizing inkjet, thermal and impact printing technology for applications, primarily in the food safety, banking and POS, casino and gaming, lottery, oil and gas, medical and emergency vehicle markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, paper cutting devices, paper handling capacities and cabinetry color.  In addition to our configurable printers and terminals, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

Food safety, banking and POS:  During 2012 in an effort to address the Food Safety Modernization Act, we developed a food safety terminal, a hardware device that consists of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  In the food safety market, we use an internal sales representative to manage sales of our terminals through distribution, as well as a dedicated internal sales force to solicit sales directly from end-users.

Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations.  In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology.  Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force.

Lottery:  We supply lottery printers to Lottomattica’s GTECH Corporation (“GTECH”), our largest customer and the world’s largest provider of lottery terminals.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to GTECH and managed by an internal sales representative.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals (“VLT’s”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks (“racinos”) and other gaming venues worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through distributors (one in the United States, Australia and Asia, and one in Europe and Africa).  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributors.

We have also gained traction from our software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine. With EPICENTRALTM, casinos will be able to utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Printrex:  Printrex printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During 2012, we launched two new color printers for this market, the Printrex 920 and Printrex 980.  The Printrex 920 is the first full-color printer designed from the ground up to perform in the adverse environment of a well logging truck or off-shore platform.  Using thermal printer technology, it can print in black and white, or in full color using proprietary color paper without the need for inkjet cartridges or ribbons.  The Printrex 980 is the fastest full color printer available for plotting continuous logs in the data centers of the large oil field service companies.  This printer uses proprietary inkjet cartridges. In addition, we sell wide format thermal printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. We primarily sell our Printrex products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales force with a sales office located in Houston, Texas.

TSG:  Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services and testing services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct XpressSM, and other repair services for our printers.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY and our western region service center in Las Vegas, NV.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 90% of our printer production is primarily through one third-party contract manufacturer in Asia and to a lesser extent three others in Asia.  The remaining 10% of our products are assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

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

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer, and to a much lesser extent, three other foreign contract manufacturers.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturers, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2014 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our banking inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with the HP inkjet cartridge are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains stable and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be materially different than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

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

Canon, Inc. (“Canon”) is the sole supplier of inkjet cartridges and other consumable items (“Canon Consumables”) that are used in our Printrex 980 oil and gas printer.  The loss of supply of Canon Consumables would have a material adverse effect on the sale of Printrex 980 printers and the Canon Consumables.  We have a supply agreement with Canon to supply us with Canon Consumables until May 2017.  Prices under this agreement were fixed through May 2013, but may be changed for the remainder of the agreement due to significant exchange rate fluctuations between the Japanese yen and the U.S. dollar.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  We hold 29 United States and 28 foreign patents and have 10 United States and 11 foreign patent applications pending pertaining to our products.  The duration of these patents range from 4 to 16 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections relied upon by the Company to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality
Restaurants typically reduce purchases of new food safety equipment in the fourth quarter due to the increased volume of transactions in that holiday period.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
GTECH has been our most significant customer.  In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH Thermal Printer Agreement”).  Under the terms of the agreement, we provide GTECH with their latest generation thermal lottery printers for various lottery applications.  The terms of the agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH through January 2015.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2013	2012	2011
GTECH	12%	18%	26%
Customer A	12%	15%	13%

Backlog
Our backlog of firm orders was approximately $4,778,000 as of February 28, 2014, compared to $4,776,000 as of February 28, 2013.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2014.

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

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term purchase agreement with GTECH.  We compete in this market based solely on our ability to provide specialized, custom-engineered products to GTECH.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $4,065,000, $4,239,000 and $3,418,000 in 2013, 2012 and 2011, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for sale to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM, , which enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $370,000 and $528,000 as of December 31, 2013 and 2012, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $199,000, $189,000 and $62,000 in 2013, 2012 and 2011, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2013, TransAct and our subsidiaries employed 139 persons, of whom 138 were full-time employees and 1 was a temporary employee.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 16 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks related to our foreign operations are described in Item 1A below.

Trademarks, Service Marks and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this annual report on Form 10-K are the property of their respective owners. The trademarks we own include TransAct®, EPICENTRALTM, Ithaca® and Printrex®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Available Information
We make available free of charge through our internet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available at www.sec.gov.  The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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

Our revenue and profitability depend on our ability to continue to develop, on a timely basis, new products and technologies which are free from hardware or software anomalies and cannot be fraudulently manipulated.
The success of newly introduced products such as the Ithaca® 9700 food safety terminal and the Printrex® 920 and Printrex® 980 oil and gas color printers is dependent on how quickly customers in the related markets accept them given the very little market penetration these products have experienced since they are new and innovative and have limited competition. Additionally, the success of innovative technology, such as printing coupons and promotions at the slot machine using EPICENTRAL™, is dependent on our casino customers' acceptance of such technology.  While we have designed EPICENTRAL™ to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

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

General economic conditions could have a material adverse effect on our business, operating results and financial condition.
Global economic growth has slowed and has resulted in recessions in numerous countries, including many of those in North America, Europe and Asia, where the Company does substantially all of its business. If these economic conditions continue to persist, or if they worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

We have outsourced a large portion of the assembly of our printers to four contract manufacturers and will be dependent on them for the manufacturing of such printers.  A failure by these contract manufacturers, or any disruption in such manufacturing, may adversely affect our business results.
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers to contract manufacturers in Asia.  Approximately 90% of our printer manufacturing is conducted by one third party manufacturer in Asia.

However, to the extent we rely on a third-party service provider for manufacturing services, we may incur increased business continuity risks.  We will no longer be able to exercise control over the assembly of certain of our products or any related operations or processes, including the internal controls associated with operations and processes conducted and the quality of our products assembled by contract manufacturers.  If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected.

In addition, if any of our contract manufacturers experience business difficulties or fails to meet our manufacturing needs, then we may be unable to meet production requirements, may lose revenue and may not be able to maintain relationships with our customers.  Without the contract manufacturers continuing to manufacture our products and the continuing operation of the contract manufacturers’ facilities, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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
We face significant competition in developing and selling our printers, terminals, software, transaction supplies and services.  Principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

•	technologically advanced products that satisfy the user demands;
•	superior customer service;
•	high levels of quality and reliability; and
•	dependable and efficient distribution networks.

We cannot ensure we will be able to compete successfully against current or future competitors.  Increased competition may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support.  Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products.  Any of these factors could reduce our earnings.

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
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2013, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 20,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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
We currently have deferred tax assets, which may be used to reduce taxable income in the future. We assess the realization of these deferred tax assets on a quarterly basis, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded.  If market conditions deteriorate or future results of operations are less than expected, or there is a change to applicable tax rules, future assessments may result in a determination that it is more likely than not that some or all of our net deferred tax assets are not realizable. As a result, we may need to establish a valuation allowance for all or a portion of our net deferred tax assets, which may have a material adverse effect on our business, results of operations and financial condition.

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
Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  To the extent technological feasibility of products is not achieved, related capitalized computer software costs may not be recoverable.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2013 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and Printrex and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Global engineering, design, assembly and service facility	73,900	Leased	May 31, 2016
Las Vegas, Nevada	Service center and casino and gaming sales office	13,700	Leased	December 31, 2016
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Houston, Texas	Sales office and service center	1,350	Leased	April 30, 2015
San Jose, California	Engineering office	1,340	Leased	February 28, 2014
Georgia and New York	Two regional sales offices	300	Leased	Various
Macau, China	Sales office	180	Leased	June 30, 2014
		104,670

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 28, 2014, there were 424 holders of record of the common stock.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2013 and 2012 were as follows:
	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	High	Low	High	Low
First Quarter	$8.20	$7.15	$8.37	$6.46
Second Quarter	8.50	7.22	9.15	7.29
Third Quarter	13.19	7.75	7.97	6.64
Fourth Quarter	15.23	11.54	7.91	7.01

On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  Dividends declared and paid on our common stock totaled $2,317,000 or $0.27 per share and $526,000 or $0.06 per share, in 2013 and 2012, respectively . On February 4, 2014, our Board of Directors approved the first quarter 2014 dividend in the amount of $0.07 per share payable on or about March 14, 2014 to common shareholders of record at the close of business on February 20, 2014.

Issuer Purchases of Equity Securities
Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. From January 1, 2013 through the expiration date of the Stock Repurchase Program, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77.  In addition to shares repurchased under the Stock Repurchase Program, during the year ended December 31, 2013, we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price per share of $8.79 in an open-market transaction.  From January 1, 2005 through December 31, 2013, we repurchased a total of 2,787,038 shares of common stock for approximately $22,527,000, at an average price of $8.08 per share. As of December 31, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2008 through December 31, 2013, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2008 in each of TransAct’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
TransAct Technologies Incorporated Common Stock	$100.00	$151.20	$205.23	$158.17	$157.30	$272.98
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$143.74	$170.17	$171.08	$202.40	$281.91
Nasdaq Computer Manufacturer Stocks Index	$100.00	$219.64	$313.47	$367.84	$467.63	$538.59

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Net sales	$60,141	$68,386	$65,969	$63,194	$58,346
Gross profit	25,092	25,982	24,626	22,548	18,829
Operating expenses	18,475	20,380	17,637	16,687	15,533
Operating income	6,617	5,602	6,989	5,861	3,296
Net income	4,935	3,621	4,676	3,904	2,140
Net income per share:
Basic	0.57	0.40	0.50	0.42	0.23
Diluted	0.57	0.40	0.49	0.41	0.23
Dividends declared and paid per share	0.27	0.06	-	-	-

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$40,408	$45,228	$42,740	$43,621	$34,899
Working capital	24,871	25,492	27,222	25,525	20,474
Shareholders’ equity	32,521	33,369	35,313	31,134	26,354

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

Overview
During 2013, we continued to transition our business to focus on sales of value-added products and technologies in diversified growth markets while moving away from the low margin, commoditized POS market.  To that end, we saw a significant increase in sales from our new food safety and nutritional labeling terminal, the Ithaca® 9700 food safety terminal, which has been well received by our customers. We have numerous field tests and trials that are currently ongoing at several restaurant chains and while these trials areprogressing, we expect further sales growth from the Ithaca® 9700 food safety terminal in 2014. Additionally, during 2013 we installed EPICENTRAL™ at an additional six casinos and experienced significant revenue growth from these installations as a result. Casinos that have installed the system can now measure its success through various industry metrics, such as increased carded play and the results our casino customers have experienced has been very positive. Because these casinos have allowed us to share such metrics with other potential customers, we expect our  EPICENTRAL™ sales to continue to ramp during 2014.

During 2012, we developed and launched two new printers for the oil and gas exploration market which we believe represents a worldwide growth opportunity for us.  Our Printrex® 980 printer, the fastest color office printer designed specifically for high-volume printing of oil and gas logging reports in the office  has already won orders and has the opportunity to drive significant recurring consumable revenue based on proprietary inkjet cartridges, inkjet print heads and other items that these printers consume as our customers use the printer.  Our Printrex® 920, a thermal truck-mounted printer designed for the rugged and demanding exploration and production market, prints color logging reports at the well site, has also begun to win orders, and utilizes proprietary color thermal paper which represents another lucrative recurring consumable revenue stream for us.  Although we began to see revenue contributions from both the Printrex 920 and 980 during 2013, the sales cycle is taking longer than we anticipated as the printers must be integrated into the many oil and gas explorations systems around the world.   However, we continue to receive positive responses from the industry to our new color thermal printing technology which would replace the black and white printing of logging reports done today for drilling, casing and wire-line analysis and believe sales will slowly ramp in 2014.

We also continued to focus on increasing our overall gross margin and leveraging such increase to our operating income primarily by focusing our sales effort on our new, higher margin products in addition to our continual effort of reducing costs of our foreign-sourced printers.  Despite lower sales volume of 12% in 2013, we increased our gross margin to 41.7% which was a record high for us. Also, while our total printer and terminal shipments decreased 23% to approximately 153,000 in 2013, the average selling price of printers sold during the year increased by 7%.

During 2013, our total net sales decreased 12% to approximately $60,141,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Food safety, banking and POS	$11,296	18.8%	$9,484	13.9%	$1,812	19.1%
Casino and gaming	27,300	45.4%	29,129	42.6%	(1,829)	(6.3%)
Lottery	4.450	7.4%	11,634	17.0%	(7,184)	(61.8%)
Printrex	4,335	7.2%	4,673	6.8%	(338)	(7.2%)
TSG	12,760	21.2%	13,466	19.7%	(706)	(5.2%)
Total net sales	$60,141	100.0%	$68,386	100.0%	$(8,245)	(12.1%)

Sales of our food safety, banking and POS products increased 19% in 2013 compared to 2012.  During 2013, our newly developed Ithaca® 9700 food safety terminal provided significant revenue contributions.  We currently have over 100 customers trialing the Ithaca 9700 and we expect this product to be a significant contributor to our revenue growth over the next few years.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Opportunities in the banking market are project oriented and, as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2013, our banking printer sales decreased 61% primarily due to sales from a large order for our Ithaca® 280 thermal receipt printer to a new banking customer that occurred in 2012 and did not repeat in 2013.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers decreased 13% in 2013 primarily driven by lower domestic and international sales of our legacy POS printers as we continue to decrease our focus on this commoditized market.However, sales of POS printers to McDonald’s continued to grow in 2013 with the first year of volume sales of our new Ithaca 9000 and we expect to continue to pursue more business from McDonald’s for both this printer, and the Ithaca 9700 food safety terminal during 2014.

Sales of our casino and gaming products decreased 6% in 2013 compared to 2012.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts, worldwide. Additionally, we supplement these printer sales with revenue from EPICENTRAL™ - our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them real time at the slot machine -for which we had nine executed contracts as of the end of 2013. Domestic casino and gaming sales increased 8%, mostly from a significant increase in revenue resulting from six completed installations of EPICENTRAL™ during 2013. International sales decreased by 20%, primarily due to decreases in both casino ticket printer sales and off-premise thermal gaming printers, mainly from our European distributor.

In the lottery market, we continue to hold a leading position based on our long-term exclusive purchase agreement with GTECH, our largest customer and the world’s largest provider of lottery terminals.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to the new agreement, GTECH will exclusively purchase all of its requirements for thermal on-line lottery printers from us and we will exclusively sell such printers to GTECH through November 2014.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2013, total printer sales to GTECH decreased approximately 62%, compared to 2012. Sales for 2012 were unusually high as GTECH made a final purchase for an older generation lottery printer that we discontinued production for at the end of 2012.  Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH’s overall business or revenue.

Sales of our Printrex branded printers  include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. During 2013, we had solid revenue contributions from our new Printrex® 920 and Printrex® 980 oil and gas color printers developed in 2012.  We believe that over time, sales of our color printers will increase as these printers provide customers with more value as data printed in color is easier to read and analyze than the same data printed in black and white. Despite the increase in color printer sales, Printrex printer sales for 2013 decreased by approximately $338,000 primarily due to lower black and white oil and gas printer sales compared to 2012.

Our TSG group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales decreased 5% in 2013 from 2012 primarily due to lower sales of non-Printrex consumables compared to 2012 from the effect of lower HP inkjet cartridge sales as we deemphasize our focus on this commoditized product.  This decrease was partially offset by higher replacement part sales and Printrex color printer consumable sales which should continue to increase as the installed base of these printers grows.

Operationally, our gross margin increased to a record annual high 41.7% compared to 38.0% in 2012. This increase in our gross margin reflects the success we’ve had in transitioning our business to a more favorable sales mix of our new value-added products, including the Ithaca® 9700 food safety terminals and EPICENTRAL™ software.  In addition, we continue to benefit from cost control efforts, specifically in striving to drive lower production costs. Our operating margin for 2013 was 11.0% compared to 8.2% in 2012.

We reported net income of $4,935,000 and net income per diluted share of $0.57 for 2013, compared to net income of $3,621,000 and net income per diluted share of $0.40 in 2012.  In terms of cash flow for 2013, we generated $2,493,000 of cash from operating activities and received cash proceeds from stock option exercises, inclusive of incremental tax benefits, of $1,177,000. We also utilized $5,194,000 for treasury share repurchases, $2,317,000 for cash dividend payments to shareholders and $751,000 for capital expenditures and additions to capitalized software resulting in cash and cash equivalents of $2,936,000 and no debt on our Consolidated Balance Sheet at December 31, 2013.

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

Revenue Recognition – Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

Our software solution, EPICENTRALTM, enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed, and a hardware component, which can either be leased or sold to end users, and both components are integrated to deliver the system’s full functionality. Under leasing arrangements, revenue is generally recognized ratably over the lease term, excluding revenue allocated to installation, which is recognized upon completion. In an arrangement where the hardware is purchased, revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer. For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and recognize revenue as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to ASC 605-20-25, “Separately Priced Extended Warranty and Product Maintenance Contracts.”  Pursuant to this guidance, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period.  We record deferred revenue for advance payments received from customers for maintenance contracts.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2013 was approximately $63,000, or less than 1.0% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $1,856,000 of unamortized definite-lived intangible assets at December 31, 2013. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2013 when the impairment review is performed.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2013 and 2012, a contingent liability of $60,000 and $960,000, respectively, was recorded in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. The decrease of $900,000 was the result of our revised estimate of the expected payout in connection with this arrangement primarily due to changes in probabilities and decreases in revenue and gross margin estimates, and was credited to general and administrative expense during 2013. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Results of Operations: Year ended December 31, 2013 compared to year ended December 31, 2012

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2013 and 2012 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Food safety, banking and POS	$11,296	18.8%	$9,484	13.9%	$1,812	19.1%
Casino and gaming	27,300	45.4%	29,129	42.6%	(1,829)	(6.3%)
Lottery	4,450	7.4%	11,634	17.0%	(7,184)	(61.8%)
Printrex	4,335	7.2%	4,673	6.8%	(338)	(7.2%)
TSG	12,760	21.2%	13,466	19.7%	(706)	(5.2%)
	$60,141	100.0%	$68,386	100.0%	$(8,245)	(12.1%)

International*	$13,764	22.9%	$18,454	27.0%	$(4,690)	(25.4%)

	* International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2013 decreased $8,245,000, or 12%, from 2012.  Printer and terminal sales volume decreased 23% to approximately 153,000 units primarily due to declines in the lottery and casino and gaming markets of 60% and 11%, respectively. The average selling price of our printers increased approximately 7% from 2012 to 2013 due primarily to higher sales of our food safety terminals which have a significantly higher average selling price than most of our other printers.  Also contributing to our higher average selling price was a significant reduction in lottery printer sales volume due to a large order by GTECH in 2012 which was not repeated in 2013. Overall, international sales decreased $4,690,000, or 25%, primarily driven by lower sales in both the international casino and gaming and lottery markets.

Food safety, banking and POS:  Revenue from the food safety, banking and POS market includes sales of food safety terminals, hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations. A summary of sales of our worldwide food safety, banking and POS products for the years ended December 31, 2013 and 2012 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$10,956	97.0%	$8,876	93.6%	$2,080	23.4%
International	340	3.0%	608	6.4%	(268)	(44.1%)
	$11,296	100.0%	$9,484	100.0%	$1,812	19.1%

The increase in domestic food safety, banking and POS product revenue from 2012 was primarily driven by higher sales from our newly launched Ithaca® 9700 food safety terminal and Ithaca® 9000 printer. This was partially offset by lower sales of our banking printers mainly due to the shipment of a large order for our Ithaca® 280 thermal receipt printer to a banking customer in 2012 that did not repeat in 2013 as well as lower sales of our legacy POS printers as we continue to decrease our focus on this commoditized market.  Although we are currently pursuing several banking opportunities, due to the project-oriented nature of these sales, we cannot predict the level of future sales.

International banking and POS printer sales for 2013 decreased 44% from 2012 due primarily to lower sales for the McDonald’s POS system upgrade and grill initiative in its Canadian stores in 2013 compared to 2012, partially offset by higher sales of our Ithaca® 9700 food safety terminal.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution, EPICENTRALTM, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2013 and 2012 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$15,367	56.3%	$14,283	49.0%	$1,084	7.6%
nternational	11,933	43.7%	14,846	51.0%	(2,913)	(19.6%)
	$27,300	100.0%	$29,129	100.0%	$(1,829)	(6.3%)

The increase in domestic sales is primarily due to an increase in EPICENTRALTM software sales partially offset by a 3% decline in sales of our thermal casino printers mainly due to fewer new casino openings during 2013 compared to 2012.

International casino and gaming product sales decreased due primarily to a 38% decrease in sales of our off-premise thermal gaming printers mainly from a 35% decrease in sales to our European distributor and a 35% decrease in sales to our customers in Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased by 12% primarily from 20% lower sales to our European distributor. This decline in sales of our thermal casino printers resulted primarily from fewer installations of VLT gaming machines in Italy as the government approved rollout of these games was substantially completed during 2012, and we therefore shipped fewer printers in 2013. The decrease in thermal casino printers was partially offset by higher international EPICENTRALTM software sales in 2013.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2013 and 2012 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$4,417	99.3%	$10,574	90.9%	$(6,157)	(58.2%)
International	33	0.7%	1,060	9.1%	(1,027)	(96.9%)
	$4,450	100.0%	$11,634	100.0%	$(7,184)	(61.8%)

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  However, sales for 2012 were unusually high as GTECH made a final purchase for an older generation lottery printer that we discontinued production for at the end of 2012.  Based on our backlog of orders and customer’s forecast, we expect total sales to GTECH for 2014 to be approximately $4 to $5 million.

Printrex:  Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2013 and 2012 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$3,712	85.6%	$3,915	83.8%	$(203)	(5.2%)
International	623	14.4%	758	16.2%	(135)	(17.8%)
	$4,335	100.0%	$4,673	100.0%	$(338)	(7.2%)

The decrease in Printrex printers is primarily due to lower sales of black and white printers in the oil and gas market, partially offset by higher sales of our two new color printers, the Printrex® 920 and Printrex® 980, into the worldwide oil and gas market.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2013 and 2012 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$11,925	93.5%	$12,284	91.2%	$(359)	(2.9%)
International	835	6.5%	1,182	8.8%	(347)	(29.4%)
	$12,760	100.0%	$13,466	100.0%	$(706)	(5.2%)

The decrease in domestic revenue from TSG is primarily due to a 25% decrease in sales of consumables, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product. As a result, we expect sales of HP inkjet cartridges to continue to decline in 2014.  In addition, paper testing service revenue declined by 38% as we performed fewer tests in 2013 than in 2012.  These decreases were partially offset by a 45% increase in sales of replacement parts as well as first year sales contributions from consumables for our new Printrex color printers. Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories as compared to 2012.  We expect TSG sales in 2014 to be lower than in 2013, as we expect lower HP inkjet cartridges partially offset by higher expected sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$25,092	$25,982	(3.4%)	41.7%	38.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of EPICENTRAL®.  Gross profit decreased $890,000, or 3%, while gross margin improved 370 basis points as we continued to transition of business towards a more favorable sales mix of new value-added products.  During 2013 our gross margin primarily benefited from sales contributions from our Ithaca® 9700 food safety terminals in addition to significantly higher EPICENTRAL™ software sales combined with lower lottery printer sales. We expect our gross margin for 2014 to continue to increase as we expect to continue to benefit from increased sales of our new, value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$4,065	$4,239	(4.1%)	6.8%	6.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses decreased $174,000, or 4%, due primarily to lower outside testing and pre-production expenses related to new product development from the four new products we launched in 2012. We expect engineering, design and product development expenses in 2014 to be slightly higher than in 2013 as we plan to launch three new products during 2014.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$7,346	$6,637	10.7%	12.2%	9.7%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $709,000, or 11%, primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products. We expect selling and marketing expenses to be higher in 2014 than in 2013 primarily due to planned expansion of our sales staff and higher trade show and promotional marketing expenses as we further focus our selling and marketing efforts on our newly launched, value-added products in 2014.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$6,588	$7,833	(15.9%)	11.0%	11.5%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $1,245,000, or 16%, due primarily to a reduction in the accrued contingent consideration liability to be paid in connection with the acquisition of Printrex of $900,000 (as discussed in more detail in Note 3 to the Consolidated Financial Statements) in addition to lower incentive compensation-related expenses for executive and administrative employees. These decreases were partially offset by higher recruitment fees of $160,000 due to the additional sales and engineering staff as previously discussed, as compared to 2012. We expect general and administrative expenses in 2014 to be relatively consistent with 2013, after excluding the $900,000 reduction in the Printrex accrued contingent consideration liability.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$476	$1,533	(68.9%)	0.8%	2.2%

As disclosed in Note 11 to the Consolidated Financial Statements, in June 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $476,000 and $1,533,000 in 2013 and 2012, respectively.  As a result of AD’s actions, we may incur additional legal fees related to this lawsuit in 2014 and beyond, although we cannot predict the timing and extent of such legal fees.

Business Consolidation and Restructuring.  Business consolidation and restructuring information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$-	$138	(100.0%)	-%	0.2%

As disclosed in Note 8 to the Consolidated Financial Statements, in January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  During 2012, we recorded a restructuring charge of $138,000 for employee termination benefits related to these employee reductions as well as moving costs.  The closing of the San Jose manufacturing operations was completed as of December 31, 2012.  We did not incur any restructuring charges during 2013.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$6,617	$5,602	18.1%	11.0%	8.2%

The increase in our operating income and operating margin was primarily due to the 370 basis point improvement in gross margin in 2013 as compared to 2012 as well as to lower legal fees incurred from the AD lawsuit as previously discussed.  In addition, our operating margin for 2013 benefited by 150 basis points from the $900,000 reduction in the Printrex accrued contingent consideration liability.

Interest.  We recorded net interest expense of $23,000 in 2013 compared to net interest income of $6,000 in 2012.  The decrease in net interest income is primarily due to lower interest income earned on a lower average cash balance, as we used a significant amount of our cash (approximately $7,511,000) to repurchase our common stock and pay cash dividends in 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2013 and 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $63,000 in 2013 compared to $23,000 in 2012.  The change was primarily due to a loss from the disposal of certain tooling equipment during 2013 of $60,000 offset by lower foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2013 compared to 2012.

Income Taxes.  We recorded an income tax provision for 2013 of $1,596,000 at an effective tax rate of 24.4% compared to $1,964,000 at an effective tax rate of 35.2% for 2012.  Our effective tax rate for 2013 is unusually low because it includes: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 R&D credit of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012. We expect our annual effective tax rate for 2014 to be between 32% and 33%.

Net Income.  We reported net income during 2013 of $4,935,000, or $0.57, per diluted share, compared to $3,621,000, or $0.40, per diluted share, for 2012.

Results of Operations: Year ended December 31, 2012 compared to year ended December 31, 2011

Net Sales.  Net sales, which include printer, terminal and software sales and as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2012 and 2011 were as follows:

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

Net sales for 2012 increased $2,417,000, or 4%, from 2011.  Printer and terminal sales volume decreased 1% to approximately 199,000 units as a 26% decline in lottery printer unit volume was almost entirely offset by an 18% increase in unit volume from the casino and gaming market.  The average selling price of our printers and terminals increased approximately 7% from 2011 to 2012 due primarily to higher sales of casino and gaming printers as well as our first full year of sales of Printrex printers, both of which have significantly higher average selling prices than all our other printers.  Overall, international sales increased $1,786,000, or 11%, primarily driven by higher sales in both the international casino and gaming and lottery markets.

Food safety, banking and POS:  A summary of sales of our worldwide food safety, banking and POS products for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$8,876	93.6%	$8,968	90.2%	$(92)	(1.0%)
International	608	6.4%	975	9.8%	(367)	(37.6%)
	$9,484	100.0%	$9,943	100.0%	$(459)	(4.6%)

The decrease in domestic food safety, banking and POS printer revenue from 2011 was primarily driven by a decrease in U.S. sales of our two POS printer products to McDonald’s, the Ithaca® 8000 and Ithaca® 8040, for its combined beverage initiative and its POS system upgrade which includes grill initiative printer upgrades, as the U.S. rollout of printers for these initiatives was substantially completed.  However, beginning in the second half of 2012, we began to ship Ithaca 8000® printers to McDonald’s for a new application.  This decrease in sales was largely offset by higher sales of our banking printers mainly due to sales from a large order for our Ithaca® 280 thermal receipt printer to a new banking customer which we completed shipments to in the third quarter of 2012.  Sales for 2012 also benefited from the first revenue contributions from our newly launched Ithaca® 9700 food service terminal.

International banking and POS printer sales for 2012 decreased 38% from 2011 due primarily to lower sales for the aforementioned McDonald’s POS system upgrade and grill initiative as well as the combined beverage initiative to its Canadian stores in 2012 compared to 2011.

Casino and gaming:  A summary of sales of our worldwide casino and gaming printers and Epicentral software for the years ended December 31, 2012 and 2011 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2012		December 31, 2011		$	%
Domestic	$14,283	49.0%	$11,007	44.1%	$3,276	29.8%
International	14,846	51.0%	13,948	55.9%	898	6.4%
	$29,129	100.0%	$24,955	100.0%	$4,174	16.7%

The increase in domestic sales of our casino and gaming products is primarily due to an increase of 31% in sales of our thermal casino printers.  We believe that our increased casino printer sales during 2012 resulted from a combination of new casino openings and continued market share gains.  Revenue in 2012 also benefited from the first contribution of EPICENTRALTM software sales.

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

Lottery:  A summary of sales of our worldwide lottery printers for the years ended December 31, 2012 and 2011 is as follows:

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

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2012	2011	Change	Total Sales - 2012	Total Sales - 2011
Year ended	$1,533	$-	100.0%	2.2%	-%

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

Interest.  We recorded net interest income of $6,000 in 2012 compared to net interest income of $18,000 in 2011.  The decrease in net interest income is primarily due to lower interest income earned on a lower average cash balance, as we used a significant amount of our cash (approximately $6,464,000) to repurchase our common stock and pay cash dividends in 2012.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2012 and 2011.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $23,000 in 2012 compared to other income of $1,000 in 2011.  The change from 2011 was primarily due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2012 compared to a small gain in 2011.

Income Taxes.  We recorded an income tax provision for 2012 of $1,964,000 at an effective tax rate of 35.2% compared to $2,332,000 at an effective tax rate of 33.3% for 2011.  The effective tax rate for 2012 is higher because it does not include a benefit from the federal R&D credit, which is normally included in our tax rate, as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the Act. Since the Act was not signed until 2013, the cumulative 2012 impact of the R&D credit was \reflected as a discrete item in the first quarter of 2013. Had the R&D credit been included in our effective tax rate for 2012, it would have lowered our income tax provision and effective tax rate, by approximately $220,000 and 400 basis points, respectively.

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

Cash Flow
During 2013, our cash balance decreased $4,601,000, or 61%, from December 31, 2012 as we used a substantial portion of our cash flow to return to shareholders in the form of $5,194,000 of repurchases of our common stock and $2,317,000 of cash dividends paid to our common shareholders.  Even after funding these items and our capital expenditures, we still ended 2013 with $2,936,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $2,493,000 in 2013 as compared to $8,030,000 in 2012. During 2013:

•	We reported net income of $4,935,000.
•	We recorded depreciation, amortization and share-based compensation expense of $2,262,000, including $311,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $2,685,000 due primarily to significantly lower sales volume during the fourth quarter of 2013 compared to the fourth quarter of 2012.
•
Inventories increased $3,189,000 as we increased stocking levels of our new food safety and Printrex products during 2013 in anticipation of higher expected sales volume. We expect our inventories to gradually decrease during 2014 as we sell through this inventory buildup.

•	Accounts payable decreased $1,674,000 due to primarily to lower inventory purchases made during the fourth quarter of 2013 compared to the fourth quarter of 2012, as well as the timing of payments.
•
Accrued liabilities and other liabilities decreased $2,156,000 due primarily to a decrease in our estimate of accrued contingent consideration associated with the acquisition of Printrex of $900,000 during 2013 based on our revised estimate of the expected payout. Additionally, income taxes payable decreased by approximately $603,000 resulting from the overpayment of our 2013 tax liability. Correspondingly, we recorded prepaid income taxes of $390,000.

During 2012:
•	We reported net income of $3,621,000.
•	We recorded depreciation, amortization and share-based compensation expense of $2,278,000, including $366,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable increased $6,332,000 due primarily to significantly higher sales volume during the fourth quarter of 2012 compared to the fourth quarter of 2011.
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

Investing activities:  Our capital expenditures were $709,000 and $1,082,000 in 2013 and 2012, respectively.  Expenditures in 2013 included approximately $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Expenditures in 2012 included $490,000 for the purchase of new product tooling with the remaining amount primarily for the purchase of computer hardware and software and manufacturing equipment.  Additionally, our capitalized software development costs for EPICENTRAL™ were $42,000 and $35,000 in 2013 and 2012, respectively.

Capital expenditures for 2014 are expected to be approximately $1,000,000, primarily for new product tooling, and tooling enhancements for our existing products, as well as for new computer equipment purchases.

Financing activities:  We used $6,334,000 of cash from financing activities during 2013 to purchase $5,194,000 of common stock for treasury and to pay cash dividends of $2,317,000 to common shareholders partially offset by proceeds and tax benefits from stock option exercises of $1,177,000. During 2012, we used $6,242,000 of cash from financing activities to purchase $5,938,000 of common stock for treasury and $526,000 to make our first ever cash dividend payment, partially offset by $229,000 of proceeds and incremental tax benefits from stock option exercises.

Working Capital
Our working capital decreased approximately 2% to $24,871,000 at December 31, 2013 from $25,492,000 at December 31, 2012.  Our current ratio of current assets to current liabilities increased to 4.4 at December 31, 2013, compared to 3.5 at December 31, 2012.  The decrease in our working capital was primarily due to lower cash and cash equivalent balances of $4,601,000 resulting from the significant treasury share repurchases and cash dividend payments previously discussed, as well as higher inventories and lower accounts payable balances, partially offset by lower accounts receivable. The increase in our current ratio was primarily due to lower accounts payable and accrued liabilities balances primarily resulting from reduced inventory purchases and the timing of payments in the fourth quarter of 2013 as compared to 2012 in addition to higher inventory balances.  These were partially offset by lower accounts receivable and cash and cash equivalents balances in 2013 compared to 2012.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures, treasury stock repurchases, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank which provides for a $20,000,000 revolving credit line that expires on November 28, 2014. Borrowings under the TD Bank Credit Facility bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the TD Bank Credit Facility.  We expect to renew our credit facility with TD Bank or replace it with a similar credit facility from another financial institution during 2014.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2013.  The following table lists the financial covenants and the performance measurements at December 31, 2013:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2013
Operating cash flow / Total debt service	Minimum of 1.25 times	60.4 times
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2013, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  Dividends declared and paid on our common stock totaled $2,317,000, or $0.27 per share, and $526,000, or $0.06 per share, in 2013 and 2012, respectively. On February 4, 2014, our Board of Directors approved the first quarter 2014 dividend in the amount of $0.07 per share payable on or about March 14, 2014 to common shareholders of record at the close of business on February 20, 2014.  We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2014.

Stock Repurchase Program
Prior to its expiration on May 27, 2013, we maintained the Stock Repurchase Program whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. From January 1, 2013 through the expiration date of the Stock Repurchase Program, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77.  In addition to shares repurchased under the Stock Repurchase Program, during the year ended December 31, 2013, we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price per share of $8.79 in an open-market transaction.  From January 1, 2005 through December 31, 2013, we repurchased a total of 2,787,038 shares of common stock for approximately $22,527,000, at an average price of $8.08 per share. As of December 31, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program. The following table summarizes the repurchase of our common stock for the year ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the May 2010 Program
January 1, 2013 – January 31, 2013	45,177	$7.59	45,177	$5,863,000
February 1, 2013 – February 28, 2013	23,339	8.06	23,339	$5,675,000
March 1, 2013 – March 31, 2013	20,384	7.89	20,384	$5,514,000
April 1, 2013 – April 30, 2013	22,494	7.75	22,494	$5,340,000
May 1, 2013 – May 31, 2013	2,767	7.48	2,767	-*
June 1, 2013 – June 30, 2013	-	-	-	-*
July 1, 2013 – July 31, 2013	-	-	-	-*
August 1, 2013 – August 31, 2013	490,000	8.79	-	-*
September 1, 2013 – September 30, 2013	-	-	-	-*
October 1, 2013 – October 31, 2013	-	-	-	-*
November 1, 2013 – November 30, 2013	-	-	-	-*
December 1, 2013 – December 31, 2013	-	-	-	-*
Total	604,161	$8.60	114,161

* - Stock Repurchase Program expired on May 27, 2013 and was not renewed.

Shareholders’ Equity
Shareholders’ equity decreased $848,000 to $32,521,000 at December 31, 2013 from $33,369,000 at December 31, 2012.  The decrease was primarily due to our purchase of 604,161 shares of treasury stock for $5,194,000 and dividend payments of $2,317,000. These decreases were partially offset by net income of $4,935,000, proceeds and the associated incremental tax benefits of approximately $1,177,000 from the issuance of 196,358 shares of common stock from stock option exercises, share-based compensation expense related to stock options of $521,000 and approximately $111,000 from the issuance of 6,919 shares of deferred stock units, net of relinquishments.

Contractual Obligations
Our contractual obligations as of December 31, 2013 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$2,294	$832	$1,384	$78	$-
Purchase obligations	9,025	8,820	205	-	-
Accrued contingent consideration	60	60	-	-	-
Total	$11,379	$9,712	$1,589	$78	$-

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory. Accrued contingent consideration consists of potential future obligations for performance-based cash payments in connection with the Printrex acquisition.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite continued growing costs of oil, gas and freight, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2014.  As such, we do not believe that inflation will have a significant impact on our business during 2014.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2013 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, the Company, with the participation of its CEO and CFO conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act) were effective as of December 31, 2013.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2013.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“1992 COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information regarding our executive officers.    The remaining information in response to this item will be contained in our Proxy Statement  for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the year covered by this Form 10-K and is incorporated herein by reference.

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	56	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	44	President, Chief Financial Officer, Treasurer and Secretary
Donald E. Brooks	61	Senior Vice President-Engineering
Tracey S. Chernay	54	Executive Vice President, Casino and Gaming Sales and Marketing
Andrew J. Hoffman	56	Senior Vice President-Operations
Benjamin C. Wyatt	40	Vice President-Software Products and Business Development

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

Tracey S. Chernay was appointed Executive Vice President, Casino and Gaming Sales and Marketing in June 2010, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Chernay served as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Seniorr Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Andrew J. Hoffman was appointed Senior Vice President, Operations for TransAct worldwide in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

Benjamin C. Wyatt was appointed Vice President, Software Products and Business Development in December 2010.  Previously, Mr. Wyatt served as Vice President, Business Development for TransAct from May 2008 to November 2010.  Prior to joining TransAct, Mr. Wyatt was employed with Pitney Bowes Mail Services where he held the role of Director Business Development since 2006, and Manager Acquisitions and Integration from 2004 to 2006

Item 11. Executive Compensation.
The information in response to this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information in response to this item will be contained in the Proxy Statement and is incorporated herein by reference.

Information regarding our equity compensation plans as of December 31, 2013 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
1996 Non-Employee Director Plan	22,500	31.82	-
2005 Equity Incentive Plan	746,966	7.73	195,755
Total	769,466	$8.43	195,755

Equity compensation plans not approved by security holders:
2001 Employee Stock Plan	1,000	$26.23	-
	770,466	$8.46	195,755

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in response to this item will be contained in the Proxy Statement section and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
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

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 14, 2014
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 14, 2014
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ John M. Dillon	Director	March 14, 2014
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 14, 2014
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 14, 2014
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 14, 2014

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$2,936	$7,537
Accounts receivable, net	13,234	15,927
Inventories	13,509	10,321
Prepaid income taxes	390	-
Deferred tax assets	1,655	1,443
Other current assets	497	471
Total current assets	32,221	35,699

Fixed assets, net	2,732	3,302
Goodwill	2,621	2,621
Deferred tax assets	920	1,172
Intangible assets, net of accumulated amortization of $1,811 and $1,298, respectively	1,856	2,328
Other assets	58	106
	8,187	9,529
Total assets	$40,408	$45,228

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,749	$6,422
Accrued liabilities	2,215	2,927
Income taxes payable	26	629
Accrued contingent consideration (Note 3)	60	136
Deferred revenue	300	93
Total current liabilities	7,350	10,207

Deferred revenue, net of current portion	103	168
Deferred rent, net of current portion	244	308
Accrued contingent consideration, net of current portion (Note 3)	-	824
Other liabilities	190	352
	537	1,652
Total liabilities	7,887	11,859
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2013 and 2012; 11,106,354 and 10,903,077 shares issued; 8,319,316 and 8,720,200 shares outstanding, at December 31, 2013 and 2012, respectively	111	109
Additional paid-in capital	27,674	25,940
Retained earnings	27,326	24,708
Accumulated other comprehensive loss, net of tax	(63)	(55)
Treasury stock, 2,787,038 and 2,182,877 shares, at cost	(22,527)	(17,333)
Total shareholders’ equity	32,521	33,369
Total liabilities and shareholders’ equity	$40,408	$45,228

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net sales	$60,141	$68,386	$65,969
Cost of sales	35,049	42,404	41,343

Gross profit	25,092	25,982	24,626

Operating expenses:
Engineering, design and product development	4,065	4,239	3,418
Selling and marketing	7,346	6,637	6,402
General and administrative	6,588	7,833	7,633
Legal fees associated with lawsuit (Note 11)	476	1,533	-
Business consolidation and restructuring (Note 8)	-	138	184
	18,475	20,380	17,637

Operating income	6,617	5,602	6,989
Interest and other income (expense):
Interest expense	(64)	(61)	(69)
Interest income	41	67	87
Other, net	(63)	(23)	1
	(86)	(17)	19

Income before income taxes	6,531	5,585	7,008
Income tax provision	1,596	1,964	2,332
Net income	$4,935	$3,621	$4,676

Net income per common share:
Basic	$0.57	$0.40	$0.50
Diluted	$0.57	$0.40	$0.49

Shares used in per-share calculation:
Basic	8,589	9,032	9,443
Diluted	8,703	9,121	9,603

Dividends declared and paid per common share:	$0.27	$0.06	$-

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011

Net income	$4,935	$3,621	$4,676
Foreign currency translation adjustment, net of tax	(8)	16	(2)

Comprehensive income	$4,927	$3,637	$4,674

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	9,426,443	$106	$22,875	$16,937	$(8,715)	$(69)	$31,134
Issuance of shares from exercise of stock options	239,074	2	957	-	-	-	959
Issuance of deferred stock units	-	-	141	-	-	-	141
Tax benefit related to employee stock sales and vesting of restricted stock	-	-	498	-	-	-	498
Purchase of treasury stock	(275,255)	-	-	-	(2,680)	-	(2,680)
Share-based compensation expense	-	-	587	-	-	-	587
Foreign currency translation adj., net of tax	-	-	-	-	-	(2)	(2)
Net income	-	-	-	4,676	-	-	4,676
Balance, December 31, 2011	9,390,262	$108	$25,058	$21,613	$(11,395)	$(71)	$35,313
Issuance of shares from exercise of stock options	51,122	1	171	-	-	-	172
Issuance of deferred stock units	-	-	134	-	-	-	134
Tax benefit related to employee stock sales	-	-	57	-	-	-	57
Purchase of treasury stock	(721,184)	-	-	-	(5,938)	-	(5,938)
Dividends declared and paid on common stock	-	-	-	(526)	-	-	(526)
Share-based compensation expense	-	-	520	-	-	-	520
Foreign currency translation adj., net of tax	-	-	-	-	-	16	16
Net income	-	-	-	3,621	-	-	3,621
Balance, December 31, 2012	8,720,200	$109	$25,940	$24,708	$(17,333)	$(55)	$33,369
Issuance of shares from exercise of stock options	196,358	2	1,043	-	-	-	1,045
Issuance of deferred stock units	-	-	139	-	-	-	139
Issuance of common stock on deferred stock units, net of relinquishments	6,919	-	(28)	-	-	-	(28)
Tax benefit related to employee stock sales	-	-	132	-	-	-	132
Purchase of treasury stock	(604,161)	-	-	-	(5,194)	-	(5,194)
Dividends declared and paid on common stock	-	-	-	(2,317)	-	-	(2,317)
Share-based compensation expense	-	-	521	-	-	-	521
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(73)	-	-	-	(73)
Foreign currency translation adj., net of tax	-	-	-	-	-	(8)	(8)
Net income	-	-	-	4,935	-	-	4,935
Balance, December 31, 2013	8,319,316	$111	$27,674	$27,326	$(22,527)	$(63)	$32,521

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$4,935	$3,621	$4,676
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	521	520	587
Incremental tax benefits from stock options exercised	(132)	(57)	(498)
Depreciation and amortization	1,741	1,758	1,608
Deferred income tax provision (benefit)	46	(95)	519
Loss (gain) on sale of fixed assets	60	(13)	24
Foreign currency transaction losses (gains)	3	34	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,685	(6,332)	1,977
Inventories	(3,189)	3,684	(568)
Prepaid income taxes	(367)	479	(446)
Other current and long term assets	20	(154)	2
Accounts payable	(1,674)	3,403	(5,427)
Accrued liabilities and other liabilities	(2,156)	1,182	(352)
Net cash provided by operating activities	2,493	8,030	2,096

Cash flows from investing activities:
Capital expenditures	(709)	(1,082)	(640)
Additions to capitalized software	(42)	(35)	(616)
Proceeds from sale of fixed assets	5	15	1
Acquisitions	-	-	(4,000)
Net cash used in investing activities	(746)	(1,102)	(5,255)

Cash flows from financing activities:
Proceeds from stock option exercises	1,045	172	959
Purchases of common stock for treasury	(5,194)	(5,938)	(2,680)
Payment of dividends on common stock	(2,317)	(526)	-
Incremental tax benefits from stock options exercised	132	57	498
Payment of deferred financing costs	-	(7)	(31)
Net cash used in financing activities	(6,334)	(6,242)	(1,254)

Effect of exchange rate changes on cash and cash equivalents	(14)	(12)	(9)

(Decrease) increase in cash and cash equivalents	(4,601)	674	(4,422)
Cash and cash equivalents, beginning of period	7,537	6,863	11,285
Cash and cash equivalents, end of period	$2,936	$7,537	$6,863

Supplemental cash flow information:
Interest paid	$51	$51	$51
Income taxes paid	2,585	912	2,545
Non-cash financing activities
Purchases of common stock for treasury at year end	$-	$-	$(61)

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

Segment reporting: We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related software, services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $63,000 as of December 31, 2013 and $66,000 as of December 31, 2012.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2013	2012	2011
Balance, beginning of period	$66	$70	$57
Additions charged to costs and expenses	-	-	1
Acquisition of business	-	-	15
Deductions	(3)	(4)	(3)
Balance, end of period	$63	$66	$70

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1,216,000, $1,183,000 and $1,339,000 in 2013, 2012 and 2011, respectively.

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2013 when the impairment review is performed.

Revenue recognition: Our typical contracts include the sale of printers, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We have developed a software solution, EPICENTRAL, that will enable casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed, and a hardware component, which can either be leased or sold to end users, and both components are integrated to deliver the system’s full functionality. Under leasing arrangements, revenue is generally recognized ratably over the lease term, excluding revenue allocated to installation, which is recognized upon completion. In an arrangement where the hardware is purchased, revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer with the exception of any amount allocated to free maintenance which is deferred and recognized over the free maintenance period.  For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.  We also determine whether revenue arrangements consist of more than one unit of accounting at inception of the arrangement and recognize revenue as each item in the arrangement is delivered. We allocate arrangement consideration to the separate units of accounting based on the relative fair value for all units of accounting in the arrangement, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2013	2012
GTECH	21%	37%
Customer A	22%	17%

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued)

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2013	2012	2011
GTECH	12%	18%	26%
Customer A	12%	15%	13%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2013	2012	2011
Balance, beginning of period	$274	$421	$249
Warranties issued	492	104	472
Acquisition of business	-	-	25
Warranty settlements	(400)	(251)	(325)
Balance, end of period	$366	$274	$421

Approximately $84,000 and $101,000 of the accrued product warranty liability were classified as long-term at December 31, 2013 and 2012, respectively.

Research and development expenses:  Research and development expenses include engineering, design and product development expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $4,065,000, $4,239,000 and $3,418,000 of research and development expenses in 2013, 2012 and 2011, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM and unamortized development costs for such software were approximately $370,000 and $528,000 as of December 31, 2013 and 2012, respectively.  The total amount charged to cost of sales for capitalized software development costs was approximately $199,000, $189,000 and $62,000 in 2013, 2012 and 2011, respectively. The weighted-average amortization period of unamortized capitalized software developments costs is approximately 2 years.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Income, for 2013, 2012 and 2011 totaled $1,058,000, $949,000 and $871,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

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

Share-based payments: At December 31, 2013, we had share-based employee compensation plans, which are described more fully in Note 12 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

3. Business acquisitions (continued)

The fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method.  The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach.

We entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from $0 to $200,000.  The fair value of the contingent consideration arrangement was $60,000 and $960,000 at December 31, 2013 and 2012, respectively, which were estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During 2013, the fair value of the contingent consideration was decreased by $900,000 and this credit is included in general and administrative expenses on the Consolidated Statements of Income. No payments were made under the arrangement during 2013 as the underlying conditions of the contingent consideration arrangement were not satisfied.

Key assumptions include a discount rate range of 4% to 5% and a probability-adjusted level of gross profit between $300,000 and $1,200,000.

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

We incurred acquisition-related costs of $159,000 during the year ended December 31, 2011.  These costs included legal, accounting, valuation and other professional services and were included in general and administrative expenses in the Consolidated Statements of Income. In addition, we incurred approximately $78,000 of integration-related expenses in 2011 that were also included in general and administrative expenses in the Consolidated Statements of Income. No such expenses were incurred during 2012 or 2013.

The Printrex acquisition contributed $1,892,000 to net sales and reduced net income by $23,000 for the year ended December 31, 2011.  This reduction includes the after-tax impact of $139,000 of amortization expense from the intangible assets acquired from Printrex as well as $78,000 of integration expenses.  The following unaudited pro forma consolidated results of operations for the year ended December 31, 2011 are provided for illustrative purposes only and assume that the acquisition of Printrex occurred on January 1, 2010.  This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

(In thousands)
Sales	$69,694
Net income	$5,025

4. Inventories

The components of inventories are:
	December 31,
(In thousands)	2013	2012
Raw materials and purchased component parts	$7,263	$6,871
Work-in-process	31	-
Finished goods	6,215	3,450
	$13,509	$10,321

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2013	2012
Tooling, machinery and equipment	$12,066	$12,913
Furniture and office equipment	1,492	1,555
Computer software and equipment	5,986	5,546
Leasehold improvements	1,926	1,800
	21,470	21,814
Less: Accumulated depreciation and amortization	(18,989)	(18,925)
	2,481	2,889
Construction in-process	251	413
	$2,732	$3,302

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2013		2012
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,604	$(924)	$1,563	$(679)
Customer relationships	1,300	(513)	1,300	(296)
Trademark	480	(113)	480	(65)
Covenant not to compete	146	(146)	146	(146)
Patents	57	(35)	57	(32)
Other	80	(80)	80	(80)
Total	$3,667	$(1,811)	$3,626	$(1,298)

Amortization expense was $513,000 in 2013, $568,000 in 2012 and $255,000 in 2011.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $514,000 in 2014; $456,000 in 2015; $333,000 in 2016; $244,000 in 2017; and $309,000 thereafter.

7. Accrued liabilities

The components of accrued liabilities are:
	December 31,
(In thousands)	2013	2012
Payroll and fringe benefits	$1,447	$1,770
Warranty	282	173
Professional and consulting	139	189
Other	347	795
	$2,215	$2,927

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

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued business consolidation and restructuring expenses (continued)

The following table summarizes the activity recorded in accrued restructuring expenses during 2012, and is included in accrued liabilities in the accompanying Consolidated Balance Sheets. There was no activity in accrued restructuring expenses during 2013.

(In thousands)
Accrual balance, beginning of period	$45
Severance & moving charges	138
Cash payments	(183)
Accrual balance, end of period	$-

9. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $265,000, $280,000 and $201,000 in 2013, 2012 and 2011, respectively.

10. Borrowings

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2013.

As of December 31, 2013, undrawn commitments under the TD Bank Credit facility were $20,000,000.

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

At December 31, 2013, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $918,000, $1,005,000 and $1,030,000 in 2013, 2012 and 2011, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are as follows: $832,000 in 2014; $821,000 in 2015; $563,000 in 2016 and $78,000 in 2017.

12. Stock incentive plans

Stock incentive plans.  We currently have three primary stock incentive plans: the 1996 Directors’ Stock Plan, which provided for non-discretionary awards to non-employee directors; the 2001 Employee Stock Plan, which provided for the grant of awards to key employees of the Company and other non-employees who provided services to the Company; and the 2005 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  However, the 2001 Employee Stock Plan does not provide for incentive stock option awards.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2005, no new awards will be made under the 1996 Directors’ Stock Plan or the 2001 Employee Stock Plan.  Under our 2005 Equity Incentive Plan, we may authorize up to 1,200,000 of shares of TransAct common stock.  At December 31, 2013, 195,755 shares of common stock remained available for issuance under the 2005 Equity Incentive Plan.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

Under the assumptions indicated below, the weighted-average fair value of stock option grants for the years ended December 31, 2013, 2012 and 2011 was $7.94, $6.91 and $10.42, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in the years ended December 31, 2013, 2012 and 2011 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2013	2012	2011
Expected option term	6.8 years	6.7 years	6.8 years
Expected volatility	56.5%	57.8%	62.5%
Risk-free interest rate	0.8%	0.8%	2.0%
Dividend yield	3.1%	-%	-%

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

Dividend Yield – We began paying a quarterly dividend of $.06 per share to common shareholders in December 2012, which was increased to $.07 per share in May 2013. The dividend yield is calculated by dividing the annual dividend declared per common share by the weighted average market value of our common stock on the date of grant. An increase in the dividend yield will decrease compensation expense.

For the years ending December 31, 2013, 2012 and 2011, we recorded $521,000, $520,000, and $587,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Income.  We also recorded income tax benefits of approximately $127,000, $183,000, and $195,000 in 2013, 2012, and 2011 respectively, related to such share-based compensation.  At December 31, 2013, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

The 1996 Directors’ Stock Plan, 2001 Employee Stock Plan and 2005 Equity Incentive Plan option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	849,961	$8.19
Granted	129,000	7.94
Exercised	(206,111)	5.45
Forfeited	(2,000)	6.70
Cancelled	(52,375)	14.24
Outstanding at December 31, 2013	718,475	$8.49	6.2 years	$3,349,000
Options exercisable at December 31, 2013	388,650	$9.26	4.6 years	$1,717,000
Options vested or expected to vest	699,575	$8.52	6.1 years	$3,255,000

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock incentive plans (continued)

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2013, unrecognized compensation cost related to stock options is approximately $903,000, which is expected to be recognized over a weighted average period of 2.4 years.

The total intrinsic value of stock options exercised was $910,000, $222,000 and $1,576,000 and the total fair value of stock options vested was $815,000, $641,000, and $504,000 during the years ended December 31, 2013, 2012 and 2011, respectively.  Cash received from option exercises was $1,045,000, $172,000 and $959,000 for 2013, 2012 and 2011, respectively.  We recorded a realized tax benefit in 2013,2012 and 2011 from equity-based awards of $132,000, $57,000 and $498,000, respectively, related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statement of Cash Flows.

Restricted stock: Under the 2001 Employee Stock Plan and 2005 Equity Incentive Plan, we granted shares of restricted common stock, for no consideration, to our officers, directors and certain key employees. As of December 31, 2013, there was no unrecognized compensation cost related to restricted stock and all previously issued restricted shares are fully vested.

We paid a portion of the 2012, 2011 and 2010 incentive bonus for the chief executive officer and chief financial officer in the form of 17,613, 20,055 and 14,323 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital (net of share relinquishments) in the amounts of $111,000, $134,000 and $141,000 in 2013, 2012 and 2011, respectively.  Such deferred stock units were granted in March 2013, 2012 and 2011, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $7.98.

13. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$1,479	$1,973	$1,695
State	38	46	74
Foreign	33	40	44
	1,550	2,059	1,813
Deferred:
Federal	80	(116)	448
State	(34)	21	71
Foreign	-	-	-
	46	(95)	519
Income tax provision	$1,596	$1,964	$2,332

Our effective tax rates were 24.4%, 35.2% and 33.3% for the years ended December 31, 2013, 2012 and 2011, respectively.  Our effective tax rate for 2013 is unusually low because it includes: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 federal research and development credit (“R&D credit”) of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012.

At December 31, 2013, we have no federal or state net operating loss carryforwards.  We have approximately $67,000 in state tax credit carryforwards that begin to expire in 2014.  Foreign (loss) income before taxes was $(29,000), $92,000 and $68,000 in 2013, 2012 and 2011, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes (continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our gross deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2013	2012
Deferred tax assets:
Foreign net operating losses	$242	$186
Capitalized research and development	68	136
Inventory reserves	1,050	961
Deferred revenue	59	79
Warranty reserve	127	96
Stock compensation expense	956	1,036
Foreign tax and other credits	45	34
Other liabilities and reserves	491	705
Gross deferred tax assets	3,038	3,233
Valuation allowance	(242)	(216)
Net deferred tax assets	2,796	3,017

Deferred tax liabilities:
Depreciation	175	365
Other	46	37
Net deferred tax liabilities	221	402
Total net deferred tax assets	$2,575	$2,615

A valuation allowance of $242,000 has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2013	2012	2011
Balance, beginning of period	$216	$176	$125
Additions charged to income tax provision	56	40	51
Reductions credited to income tax provision	(30)	-	-
Balance, end of period	$242	$216	$176

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2013	2012	2011

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income taxes	0.1	0.8	1.4
Tax benefit from tax credits, net of valuation allowance	-	-	(2.7)
Valuation allowance and tax accruals	0.9	0.9	0.7
Permanent items	(8.3)	(0.8)	(0.4)
Other	(2.3)	0.3	0.3
Effective tax rate	24.4%	35.2%	33.3%

At December 31, 2013 and 2012, we had approximately $106,000 and $251,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2013	2012
Unrecognized tax benefits as of January 1	$251	$228
Tax positions taken during the current period	79	23
Lapse of statute of limitations	(224)	-
Unrecognized tax benefits as of December 31	$106	$251

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

We do not anticipate that the total unrecognized tax benefits of approximately $106,000 will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2014.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2013 and 2012, we have approximately $10,000 and $46,000, respectively, of accrued interest and penalties related to uncertain tax positions.

14. Earnings per share

For 2013, 2012 and 2011, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$4,935	$3,621	$4,676

Shares:
Basic: Weighted average common shares outstanding	8,589	9,032	9,443
Add: Dilutive effect of outstanding options as determined by the treasury stock method	114	89	160
Diluted: Weighted average common and common equivalent shares outstanding	8,703	9,121	9,603

Net income per common share:
Basic	$0.57	$0.40	$0.50
Diluted	0.57	0.40	0.49

We compute earnings per share using the two-class method, which is an earnings allocation formula that determines earnings per share for common stock and participating securities.  Restricted stock granted by the Company is considered a participating security since it contains a non-forfeitable right to dividends.

Certain stock-based awards were not included in the full year computation of earnings per diluted share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 311,000, 585,125, and 309,250, at December 31, 2013, 2012 and 2011 respectively.

15. Stock repurchase program

Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date. From January 1, 2013 through the expiration date of the Stock Repurchase Program, we repurchased 114,161 shares of common stock for approximately $887,000, at an average price of $7.77 per share.  In addition to shares repurchased under the Stock Repurchase Program, during the year ended December 31, 2013, we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price per share of $8.79 in an open-market transaction.  From January 1, 2005 through December 31, 2013, we repurchased a total of 2,787,038 shares of common stock for approximately $22,527,000 under all of our stock repurchase programs, at an average price of $8.08 per share. At December 31, 2013, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and vendor.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net sales:
United States	$46,377	$49,932	$49,301
International	13,764	18,454	16,668
Total	$60,141	$68,386	$65,969

Fixed assets, net:
United States	$1,583	$1,941	$2,129
International	1,149	1,361	1,229
Total	$2,732	$3,302	$3,358

Sales to international customers were approximately 23%, 27%, and 25% in 2013, 2012, and 2011 respectively.  Sales to the United Kingdom represented 52%, 52%, and 51%, sales to the Pacific Rim (which includes Australia and Asia) represented 26%, 18%, and 25%, and sales to Canada represented 10%, 16%, and 6% of total international sales in 2013, 2012, and 2011 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

17. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2013 and 2012 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2013:
Net sales	$15,057	$15,788	$16,768	$12,528
Gross profit	6,433	6,452	7,206	5,001
Net income	1,160	1,215	1,451	1,109
Net income per share:
Basic	0.13	0.14	0.17	0.13
Diluted	0.13	0.14	0.17	0.13

2012:
Net sales	$17,559	$15,853	$15,358	$19,616
Gross profit	6,778	5,842	5,679	7,683
Net income	1,208	508	23	1,882
Net income per share:
Basic	0.13	0.06	0.00	0.21
Diluted	0.13	0.06	0.00	0.21

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	1996 Stock Plan, effective July 30, 1996.	(3)
10.2(x)	Non-Employee Directors’ Stock Plan, effective August 22, 1996.	(3)
10.3(x)	2001 Employee Stock Plan.	(8)
10.4(x)	2005 Equity Incentive Plan.	(12)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Benjamin C. Wyatt, dated May 27, 2008.	(21)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(11)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(15)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(16)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Benjamin C. Wyatt, effective January 1, 2008.	(21)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(16)
10.12(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(16)
10.13	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.14	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.15	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(9)
10.16	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(19)
10.17	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(11)
10.18	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(17)
10.19	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(13)
10.20	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(17)
10.21	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(13)
10.22	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(14)

10.23	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(18)
10.24	Third Amendment to Amended and Restated Revolving Credit and Security Agreement	(20)
10.25	License Agreement between Seiko Epson Corporation and TransAct dated May 17, 2004 (Pursuant to Rule 24b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)	(10)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1996, are incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(8)	This exhibit, which was previously filed with the Company’s Registration Statement on Form S-8 (No. 333-59570), is incorporated by reference.
(9)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, is incorporated by reference.
(11)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(13)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed September 11, 2012, is incorporated by reference.
(21)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.