Form 10-Q
period 2014-05-09
TRANSACT TECHNOLOGIES INC
filed 2014-05-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014
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

As of April 30, 2014, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,329,255.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,205	$2,936
Accounts receivable, net	12,905	13,234
Inventories	13,550	13,509
Prepaid income taxes	192	390
Deferred tax assets	1,655	1,655
Other current assets	702	497
Total current assets	32,209	32,221

Fixed assets, net	2,792	2,732
Goodwill	2,621	2,621
Deferred tax assets	920	920
Intangible assets, net of accumulated amortization of $1,940 and $1,811, respectively	1,727	1,856
Other assets	61	58
	8,121	8,187
Total assets	$40,330	$40,408

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,721	$4,749
Accrued liabilities	1,973	2,215
Income taxes payable	38	26
Accrued contingent consideration (Note 4)	60	60
Deferred revenue	482	300
Total current liabilities	7,274	7,350

Deferred revenue, net of current portion	88	103
Deferred rent, net of current portion	226	244
Other liabilities	207	190
	521	537
Total liabilities	7,795	7,887

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,116,293 and 11,106,354 shares issued, respectively; 8,329,255 and 8,319,316 shares outstanding, respectively	111	111
Additional paid-in capital	27,875	27,674
Retained earnings	27,138	27,326
Accumulated other comprehensive loss, net of tax	(62)	(63)
Treasury stock, at cost, 2,787,038 shares	(22,527)	(22,527)
Total shareholders’ equity	32,535	32,521
Total liabilities and shareholders’ equity	$40,330	$40,408

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except share data)

Net sales	$13,619	$15,057
Cost of sales	7,893	8,624

Gross profit	5,726	6,433

Operating expenses:
Engineering, design and product development	1,230	1,012
Selling and marketing	1,965	1,786
General and administrative	1,888	2,034
Legal fees associated with lawsuit (Note 8)	12	199
	5,095	5,031

Operating income	631	1,402
Interest and other (expense) income:
Interest, net	(14)	(1)
Other, net	(8)	37
	(22)	36

Income before income taxes	609	1,438
Income tax provision	215	278
Net income	$394	$1,160

Net income per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Shares used in per-share calculation:
Basic	8,373	8,717
Diluted	8,553	8,809

Dividends declared and paid per common share:	$0.07	$0.06

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net income	$394	$1,160
Foreign currency translation adjustment, net of tax	1	(28)
Comprehensive income	$395	$1,132

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$394	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	145	134
Incremental tax benefits from stock options exercised	-	(3)
Depreciation and amortization	360	454
Foreign currency transaction (gains) losses	8	(37)
Changes in operating assets and liabilities:
Accounts receivable	329	5,133
Inventories	(41)	(900)
Prepaid income taxes	198	-
Other current and long term assets	(212)	(282)
Accounts payable	(27)	(2,398)
Accrued liabilities and other liabilities	(10)	(942)
Net cash provided by operating activities	1,144	2,319

Cash flows from investing activities:
Capital expenditures	(288)	(226)
Additions to capitalized software	-	(42)
Net cash used in investing activities	(288)	(268)

Cash flows from financing activities:
Proceeds from stock option exercises	-	80
Payment of dividends on common stock	(582)	(519)
Purchases of common stock for treasury	-	(692)
Incremental tax benefits from stock options exercised	-	3
Net cash used in financing activities	(582)	(1,128)

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)

Increase in cash and cash equivalents	269	912
Cash and cash equivalents, beginning of period	2,936	7,537
Cash and cash equivalents, end of period	$3,205	$8,449

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	March 31,	December 31,
	2014	2013
	(In thousands)

Raw materials and purchased component parts	$7,652	$7,263
Work-in-process	2	31
Finished goods	5,896	6,215
	$13,550	$13,509

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2014:

(In thousands)
Balance, beginning of period	$366
Warranties issued	92
Warranty settlements	(68)
Balance, end of period	$390

Approximately 291,000 of the accrued product warranty liability is classified as current in Accrued liabilities at March 31, 2014 in the Condensed Balance Sheets.  The remaining $99,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on January 1, 2012 which was the earlier of (1) January 1, 2012 or (2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from approximately $0 to $200,000.  The fair value of the contingent consideration arrangement was $60,000 at March 31, 2014 and December 31, 2013, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During the first three months of 2014, the fair value of the contingent consideration remained unchanged. No payments were made under the arrangement during the three months ended March 31, 2014 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, of the Company’s Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
	2014	2013
	(In thousands, except per share data)

Net income	$394	$1,160
Shares:
Basic: Weighted average common shares outstanding	8,373	8,717
Add: Dilutive effect of outstanding options as determined by the treasury stock method	180	92
Diluted: Weighted average common and common equivalent shares outstanding	8,553	8,809

Net income per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

For the three months ended March 31, 2014 and 2013, there were 174,000 and 666,125, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share because the effect would have been anti-dilutive.

6. Shareholders’ equity

Changes in shareholders’ equity for the three months ended March 31, 2014 were as follows (in thousands):

Balance at December 31, 2013	$32,521
Net income	394
Share-based compensation expense	145
Issuance of deferred stock units, net of relinquishments	56
Foreign currency translation adjustment	1
Dividends declared and paid on common stock	(582)
Balance at March 31, 2014	$32,535

We paid a portion of the 2013 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2014 and were fully vested at the time of grant.

For the three months ended March 31, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $582,000, which was paid in March 2014 to common shareholders of record at the close of business on February 20, 2014.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income taxes

We recorded an income tax provision for the first quarter of 2014 of $215,000 at an effective tax rate of 35.3%, compared to an income tax provision during the first quarter of 2013 of $278,000 at an effective tax rate of 19.3%.  Our effective tax rate for the first three months of 2013 was unusually low because it included the full-year benefit from the 2012 federal research and development credit (“R&D credit”) of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2009.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed and during 2013, an examination of our 2010 federal tax return was completed.   However, our federal tax returns for the years 2010 through 2012 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2014, we had $108,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca®, Printrex® and Responder brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and emergency vehicle markets). We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2014.

Results of Operations: Three months ended March 31, 2014 compared to three months ended March 31, 2013

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Food safety, banking and POS	$1,769	13.0%	$1,984	13.2%	$(215)	(10.8%)
Casino and gaming	6,542	48.0%	6,740	44.8%	(198)	(2.9%)
Lottery	821	6.0%	1,365	9.0%	(544)	(39.9%)
Printrex	974	7.2%	1,325	8.8%	(351)	(26.5%)
	3,513	25.8%	3,643	24.2%	(130)	(3.6%)
	$13,619	100%	$15,057	100.0%	$(1,438)	(9.6%)

International *	$3,413	25.1%	$3,276	21.8%	$137	4.2%

* International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2014 decreased $1,438,000, or 10%, from the same period in 2013. Printer sales volume decreased 4% to approximately 35,000 units driven primarily by a 35% decrease in unit volume from the lottery market and an 11% decrease in unit volume from the food safety, banking and POS market. These decreases were partially offset by an increase in unit volume of 7% from the casino and gaming market. The average selling price of our printers remained relatively consistent, declining approximately 1% in the first quarter of 2014 compared to the first quarter of 2013. Overall, international sales increased $137,000, or 4%, primarily driven by higher international casino and gaming printer sales.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read food rotation labels and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Domestic	$1,722	97.3%	$1,958	98.7%	$(236)	(12.1%)
International	47	2.7%	26	1.3%	21	80.8%
	$1,769	100.0%	$1,984	100.0%	$(215)	(10.8%)

The decrease in domestic food safety, banking and POS product revenue from the first quarter of 2013 was primarily driven by lower sales of our new Ithaca ® 9700 food safety terminal and Ithaca® 280 printer during the quarter. Although sales of our food safety terminal declined in the first quarter 2014, we expect sales to increase as we move through the remainder of 2014 as we expect customers who are currently trialing the product to begin to make purchase decisions.  These decreases were partially offset by higher sales of our Ithaca ® 9000 printers as McDonald’s accelerates it rollout of these printers for a new initiative that we expect to continue during the second quarter 2014.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Domestic	$3,549	54.2%	$3,902	57.9%	$(353)	(9.0%)
International	2,993	45.8%	2,838	42.1%	155	5.5%
	$6,542	100.0%	$6,740	100.0%	$(198)	(2.9%)

The decrease in domestic sales of our casino and gaming products is primarily due to an 84% decrease in EPICENTRALTM software sales resulting from fewer installations in the first quarter of 2014 compared to the first quarter of 2013.  Due to the project-oriented nature of sales of EPICENTRALTM software, we cannot predict the level of future sales and such sales may fluctuate significantly quarter-to-quarter.  The decrease in software sales was partially offset by an 11% increase in sales of our thermal casino printers. We believe that our higher casino printer sales during the first quarter of 2014 resulted primarily from a higher replacement volume and market share gains as compared to the first quarter of 2013.

International casino and gaming printer sales increased due primarily to a 15% increase in sales of our thermal casino printers primarily due to 53% and 17% higher sales from our Australian and Asian customers, and our European distributor, respectively.  These increases were partially offset by a 53% decrease in sales of our off-premise thermal gaming printers mainly from a 55% and 53% decrease in sales to customers in Australia and Asia, and our European distributor, respectively.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Domestic	$816	99.4%	$1,334	97.7%	$(518)	(38.8%)
International	5	0.6%	31	2.3%	(26)	(83.9%)
	$821	100.0%	$1,365	100.0%	$(544)	(39.9%)

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

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted vehicle black/white and color thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Domestic	$858	88.1%	$1,155	87.2%	$(297)	(25.7%)
International	116	11.9%	170	12.8%	(54)	(31.8%)
	$974	100.0%	$1,325	100.0%	$(351)	(26.5%)

The decrease in sales of Printrex printers is primarily due to lower domestic and international sales in the oil and gas market.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2014		March 31, 2013		$	%
Domestic	$3,261	92.8%	$3,432	94.2%	$(171)	(5.0%)
International	252	7.2%	211	5.8%	41	19.4%
	$3,513	100.0%	$3,643	100.0%	$(130)	(3.6%)

The decrease in domestic revenue from TSG is primarily due to a 23% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product, as well as lower revenue from project-oriented paper testing service contracts as compared to the first quarter of 2013.  These decreases were partially offset by higher sales of replacement parts and increased revenue contributions from consumables for our new Printrex color printers.  Internationally, TSG revenue increased due primarily to higher sales of replacement parts and accessories as compared to the first quarter of 2013.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$5,726	$6,433	(11.0%)	42.0%	42.7%
%)
Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  Gross profit decreased $707,000, or 11%, and our gross margin declined by 70 basis points as we experienced less favorable sales mix in the first quarter of 2014 compared to the first quarter of 2013. During the first quarter of 2013, our gross margin primarily benefited from sales contributions from our new Ithaca ® 9700 food safety terminal and EPICENTRALTM software sales. We expect our gross margin for the remainder of 2014 to be higher than in 2013 as we expect to benefit from increased sales of our new value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,230	$1,012	21.5%	9.0%	6.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $218,000, or 22%, due primarily to additional engineering staff and higher outside testing and pre-production expenses related to the new products that were launched in 2014.  We expect engineering, design and product development expenses in 2014 to be higher than in 2013 as we plan to launch three new products during 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,965	$1,786	10.0%	14.4%	11.9%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $179,000, or 10%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher expenses associated with sales commissions to our new casino and gaming distributor, Suzo-Happ, and the planned expansion of our sales staff and promotional marketing expenses as we further focus our selling and marketing efforts on our newly launched, value added products in 2014.  During 2014, we expect to see continued higher selling and marketing expenses as we continue these efforts.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales – 2014	Total Sales - 2013
$1,888	$2,034	(7.2%)	13.9%	13.5%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $146,000, or 7%, due primarily to lower depreciation and amortization expense of approximately $85,000 as well as lower recruitment expenses for additional sales staff in the first quarter of 2013 that did not recur to the same extent in the first quarter of 2014.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales – 2014	Total Sales – 2013
$12	$199	(94.0%)	0.1%	1.3%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $12,000 and $199,000 in the first quarter of 2014 and 2013, respectively. We may incur additional legal fees related to this lawsuit for the remainder of 2014 and beyond, although we cannot predict the timing and extent of such legal fees.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales – 2014	Total Sales – 2013
$631	$1,402	(55.0%)	4.6%	9.3%

Our operating income declined primarily due to 10% lower sales volume in combination with a 70 basis point decline in gross margin in the first quarter of 2014 as compared to the first quarter of 2013.  In addition, both our operating profit and operating margin for the first quarter of 2014 and 2013 were negatively impacted by $12,000 and $199,000, respectively, of legal fees incurred in connection with the AD lawsuit.  These fees reduced our operating margin by 10 and 130 basis points in the first quarter of 2014 and 2013, respectively.

Interest.  We recorded net interest expense of $14,000 in the first quarter of 2014 compared to $1,000 in the first quarter of 2013 as we earned less interest income on a lower average cash balance in the first quarter 2014 as compared to the first quarter 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent at approximately $15,000 in both the first quarter of 2014 and the first quarter of 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $8,000 in the first quarter of 2014 compared to other income of $37,000 in the first quarter of 2013.  The change was due to higher foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first quarter of 2014 compared gains recorded in the first quarter of 2013.

Income Taxes.  We recorded an income tax provision for the first quarter of 2014 of $215,000 at an effective tax rate of 35.3%, compared to an income tax provision during the first quarter of 2013 of $278,000 at an effective tax rate of 19.3%.  Our effective tax rate for the first quarter of 2013 was unusually low due because it included the full-year benefit from the 2012 federal research and development (“R&D”) credit of approximately $220,000 as this credit expired at the end of 2011 and was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”).  Our effective tax rate for the first quarter 2014 does not include any benefit from the federal R&D credit, as this credit again expired at the end of 2013.  As a result, if this credit is not renewed, we expect our effective tax rate for the remainder of 2014 to be between 35% and 36%.

Net Income.  We reported net income during the first quarter of 2014 of $394,000, or $0.05 per diluted share, compared to $1,160,000, or $0.13 per diluted share, for the first quarter of 2013.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2014 and 2013.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operation results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2014, our cash and cash equivalents balance increased $269,000, or 9%, from December 31, 2013 and we ended the first quarter of 2014 with $3,205,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1,144,000 in the first three months of 2014 as compared to our cash provided by operating activities of $2,319,000 in the first three months of 2013:

During the first three months of 2014:
•	We reported net income of $394,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $505,000, including $78,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $329,000, or 2%, due to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories remained consistent, increasing $41,000, or less than 1%.
•	Prepaid income taxes declined $198,000, or 51%, due to the income tax provision recorded for the first quarter 2014.
•	Other current and long-term assets increased, $212,000, or 38%, due largely to advance payments made in the first quarter 2014 for tradeshow and annual ERP software maintenance expenses.
•	Accounts payable remained consistent, decreasing $27,000, or less than 1%.
•
Accrued liabilities and other liabilities decreased $10,000 due primarily to the payment of 2013 annual bonuses in March 2014 largely offset by increases in accrued salaries as well as deferred revenue from new Epicentral maintenance and testing services contracts.

During the first three months of 2013:
•	We reported net income of $1,160,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $588,000, including $78,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $5,133,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2012.
•	Inventories increased $900,000 as we increased stocking levels of our newly launched food safety and Printrex products.
•	Accounts payable decreased $2,398,000 due primarily to higher payments during the quarter from inventory purchased in the fourth quarter of 2012 to support the higher sales volume during that period.
•	Accrued liabilities and other liabilities decreased $942,000 due primarily to the payment of 2012 annual bonuses in March 2013.

Investing activities:Our capital expenditures were $288,000 and $226,000 in the first three months of 2014 and 2013, respectively.  Expenditures in 2014 included approximately $224,000 of costs incurred for the purchase of new product tooling and the remaining amount primarily for the purchase of new computer equipment.  Expenditures in 2013 included approximately $89,000 for costs incurred in connection with an upgrade to the Company’s ER software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Additionally, our capitalized software development costs were $0 and $42,000 in the first three months of 2014 and 2013, respectively, all of which was related to our EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2014 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $582,000 of cash from financing activities during the first three months of 2014 to pay dividends to common shareholders.  During the first three months of 2013, we used $1,128,000 of cash from financing activities to purchase $692,000 of common stock for treasury and $519,000 to pay our quarterly cash dividend to common shareholders, partially offset by proceeds and tax benefits from stock option exercises of $83,000.

Working Capital
Our working capital remained consistent, increasing less than 1% to $24,935,000 at March 31, 2014 from $24,871,000 at December 31, 2013.  Our current ratio remained unchanged at 4.4 as of March 31, 2014 and December 31, 2013.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank which provides for a $20,000,000 revolving credit line that expires on November 28, 2014. Borrowings under the TD Bank Credit Facility bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the TD Bank Credit Facility.  We expect to renew our credit facility with TD Bank or replace it with a similar credit facility from another institution during 2014.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2014.  The following table lists the financial covenants and the performance measurements at March 31, 2014:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2014
Operating cash flow / Total debt service	Minimum of 1.25 times	54.9 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2014, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 2, 2013, our Board of Directors declared an increase to the quarterly cash dividend from $0.06 per share to $0.07 per share.  For the three months ended March 31, 2014, our Board of Directors declared a quarterly cash dividend of $0.07 per share, totaling approximately $582,000, which was paid in March 2014 to common shareholders of record at the close of business on February 20, 2014.  We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2014.

Stock Repurchases
Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  During the three months ended March 31, 2013, we repurchased 88,900 shares of our common stock for approximately $692,000 at an average price per share of $7.78 under the Stock Repurchase Program.  As of March 31, 2014, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and dividend payments and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2013. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There has been no material change in our exposure to market risk during the three months ended March 31, 2014.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On May 27, 2013, the Company’s Stock Repurchase Program expired and was not renewed.  From January 1, 2013 through March 31, 2013, we repurchased 88,900 shares of our common stock for approximately $692,000 at an average price per share of $7.78.  As of March 31, 2014, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.  For additional information, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Stock Repurchase Program,” above.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 9, 2014	Steven A. DeMartino
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