Form 10-Q
period 2014-08-07
TRANSACT TECHNOLOGIES INC
filed 2014-08-07
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014
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

As of July 31, 2014, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,329,255.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$5,088	$2,936
Accounts receivable, net	11,802	13,234
Inventories	14,008	13,509
Prepaid income taxes	76	390
Deferred tax assets	1,655	1,655
Other current assets	545	497
Total current assets	33,174	32,221

Fixed assets, net	2,710	2,732
Goodwill	2,621	2,621
Deferred tax assets	895	920
Intangible assets, net of accumulated amortization of $2,069 and $1,811, respectively	1,597	1,856
Other assets	46	58
	7,869	8,187
Total assets	$41,043	$40,408

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,406	$4,749
Accrued liabilities	2,302	2,215
Income taxes payable	36	26
Accrued contingent consideration (Note 4)	40	60
Deferred revenue	543	300
Total current liabilities	8,327	7,350

Deferred revenue, net of current portion	76	103
Deferred rent, net of current portion	208	244
Other liabilities	220	190
	504	537
Total liabilities	8,831	7,887

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,116,293 and 11,106,354 shares issued, respectively; 8,329,255 and 8,319,316 shares outstanding, respectively	111	111
Additional paid-in capital	28,039	27,674
Retained earnings	26,647	27,326
Accumulated other comprehensive loss, net of tax	(58)	(63)
Treasury stock, at cost, 2,787,038 shares	(22,527)	(22,527)
Total shareholders’ equity	32,212	32,521
Total liabilities and shareholders’ equity	$41,043	$40,408

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net sales	$13,804	$15,788	$27,423	$30,845
Cost of sales	8,016	9,336	15,909	17,960

Gross profit	5,788	6,452	11,514	12,885

Operating expenses:
Engineering, design and product development	1,151	995	2,381	2,007
Selling and marketing	2,257	1,857	4,222	3,643
General and administrative	2,000	1,736	3,888	3,770
Legal fees associated with lawsuit (Note 8)	35	57	47	256
	5,443	4,645	10,538	9,676

Operating income	345	1,807	976	3,209
Interest and other income (expense):
Interest, net	(12)	-	(26)	(1)
Other, net	(12)	(4)	(20)	33
	(24)	(4)	(46)	32

Income before income taxes	321	1,803	930	3,241
Income tax provision	146	588	361	866
Net income	$175	$1,215	$569	$2,375

Net income per common share:
Basic	$0.02	$0.14	$0.07	$0.27
Diluted	$0.02	$0.14	$0.07	$0.27

Shares used in per-share calculation:
Basic	8,376	8,728	8,374	8,722
Diluted	8,520	8,802	8,538	8,803

Dividends declared and paid per common share:	$0.08	$0.07	$0.15	$0.13

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$175	$1,215	$569	$2,375
Foreign currency translation adjustment, net of tax	4	1	5	(27)
Comprehensive income	$179	$1,216	$574	$2,348

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$569	$2,375
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	309	276
Incremental tax benefits from stock options exercised	-	(33)
Depreciation and amortization	727	886
Deferred income tax provision	22	-
Foreign currency transaction (gains) losses	17	(33)
Changes in operating assets and liabilities:
Accounts receivable	1,432	4,277
Inventories	(499)	(2,467)
Prepaid income taxes	314	-
Other current and long term assets	(41)	(166)
Accounts payable	658	(818)
Accrued liabilities and other liabilities	340	(990)
Net cash provided by operating activities	3,848	3,307

Cash flows from investing activities:
Capital expenditures	(440)	(426)
Additions to capitalized software	-	(42)
Net cash used in investing activities	(440)	(468)

Cash flows from financing activities:
Proceeds from stock option exercises	-	446
Payment of dividends on common stock	(1,248)	(1,127)
Purchases of common stock for treasury	-	(887)
Incremental tax benefits from stock options exercised	-	33
Net cash used in financing activities	(1,248)	(1,535)

Effect of exchange rate changes on cash and cash equivalents	(8)	(13)

Increase in cash and cash equivalents	2,152	1,291
Cash and cash equivalents, beginning of period	2,936	7,537
Cash and cash equivalents, end of period	$5,088	$8,828

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	June 30,	December 31,
	2014	2013
	(In thousands)

Raw materials and purchased component parts	$8,118	$7,263
Work-in-process	1	31
Finished goods	5,889	6,215
	$14,008	$13,509

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2014:

(In thousands)
Balance, beginning of period	$366
Warranties issued	123
Warranty settlements	(146)
Balance, end of period	$343

Approximately $234,000 of the accrued product warranty liability is classified as current in Accrued liabilities at June 30, 2014 in the Condensed Balance Sheets.  The remaining $109,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on January 1, 2012 which was the earlier of (1) January 1, 2012 or (2) the date of first commercial introduction of the new products under development.  The undiscounted fair value related to the contingent liability could range from approximately $0 to $150,000.  The fair value of the contingent consideration arrangement was $40,000 and $60,000 at June 30, 2014 and December 31, 2013, respectively, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During the second quarter of 2014 and 2013, the fair value of the contingent consideration decreased by $20,000 and $200,000, respectively, and this credit is included in the general and administrative expenses on the Condensed Consolidated Statement of Income. No payments were made under the arrangement during the six months ended June 30, 2014 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, of the Company’s Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$175	$1,215	$569	$2,375

Shares:
Basic: Weighted average common shares outstanding	8,376	8,728	8,374	8,722
Add: Dilutive effect of outstanding options as determined by the treasury stock method	144	74	164	81
Diluted: Weighted average common and common equivalent shares outstanding	8,520	8,802	8,538	8,803

Net income per common share:
Basic	$0.02	$0.14	$0.07	$0.27
Diluted	$0.02	$0.14	$0.07	$0.27

For the three months ended June 30, 2014 and 2013, there were 207,000 and 565,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2014 and 2013, there were 207,000 and 636,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

6. Shareholders’ equity

Changes in shareholders’ equity for the six months ended June 30, 2014 were as follows (in thousands):

Balance at December 31, 2013	$32,521
Net income	569
Share-based compensation expense	309
Issuance of deferred stock units, net of relinquishments	56
Foreign currency translation adjustment	5
Dividends declared and paid on common stock	(1,248)
Balance at June 30, 2014	$32,212

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We paid a portion of the 2013 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2014 and were fully vested at the time of grant.

For the three months ended June 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $666,000, which was paid in June 2014 to common shareholders of record at the close of business on May 20, 2014.  For the three months ended June 30, 2013, dividends declared and paid totaled approximately $608,000, or $0.07 per share.  For the six months ended June 30, 2014 and 2013, dividends declared and paid totaled $1,248,000, or $0.15 per share and $1,127,000, or $0.13 per share, respectively.

7. Income taxes

We recorded an income tax provision for the second quarter of 2014 of $146,000 at an effective tax rate of 45.5%, compared to an income tax provision during the second quarter of 2013 of $588,000 at an effective tax rate of 32.6%.  For the six months ended June 30, 2014, we recorded an income tax provision of $361,000 at an effective tax rate of 38.8%, compared to an income tax provision during the six months ended June 30, 2013 of $866,000 at an effective tax rate of 26.7%.  Our effective tax rate for the first six months of 2013 is unusually low because it includes the benefit from both the 2012 and 2013 federal research and development (“R&D”) credit as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). The effective tax rate for both the three and six months period ended June 30, 2014 does not include any benefit from the 2014 R&D credit as this credit expired at the end of 2013.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2009.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed and during 2013, an examination of our 2010 federal return was completed.  However, our federal tax returns for the years 2010 through 2013 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2014, we had $111,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

8. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request of an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  A trial is scheduled to begin on April 21, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2014.

Results of Operations: Three months ended June 30, 2014 compared to three months ended June 30, 2013

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Food safety, banking and POS	$2,747	19.9%	$3,453	21.9%	$(706)	(20.4%)
Casino and gaming	6,124	44.3%	7,322	46.4%	(1,198)	(16.4%)
Lottery	849	6.2%	499	3.2%	350	70.1%
Printrex	996	7.2%	1,050	6.6%	(54)	(5.1%)
TSG	3,088	22.4%	3,464	21.9%	(376)	(10.9%)
	$13,804	100%	$15,788	100.0%	$(1,984)	(12.6%)

International *	$4,097	29.7%	$4,052	25.7%	$45	1.1%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2014 decreased $1,984,000, or 13%, from the same period in 2013.  Printer sales volume decreased 10% to approximately 34,000 units driven primarily by a 23% decrease in unit volume from the casino and gaming market and to a lesser extent, a 17% decrease in unit volume from the Printrex branded printers.  These decreases were partially offset by an increase in unit volume of 73% from the lottery market.  The average selling price of our printers decreased approximately 8% in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower sales contributions of our Ithaca ® 9700 food safety terminal. Overall, international sales were relatively consistent from the prior year, increasing $45,000, or 1%, due to increases in the international TSG and Printrex markets that were largely offset by declines in casino and gaming.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$2,661	96.9%	$3,344	96.8%	$(683)	(20.4%)
International	86	3.1%	109	3.2%	(23)	(21.1%)
	$2,747	100.0%	$3,453	100.0%	$(706)	(20.4%)

The decrease in domestic food safety, banking and POS product revenue from the second quarter of 2013 was primarily driven by lower sales of our new Ithaca ® 9700 food safety terminal as sales in the prior year quarter included an initial stocking order to a distributor that did not repeat in the second quarter 2014.   The decrease was partially offset by higher sales of our Ithaca® 9000 printers as McDonald’s accelerated its rollout of these printers for a new initiative.  We expect sales of food safety terminals, for the remainder of 2014 to be relatively consistent with the reported sales for the second quarter 2014, and to begin to increase in 2015 when we expect customers who are currently trialing the product to begin to make purchase decisions.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance) for, the EPICENTRALTM print system that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$2,914	47.6%	$3,658	50.0%	$(744)	(20.3%)
International	3,210	52.4%	3,664	50.0%	(454)	(12.4%)
	$6,124	100.0%	$7,322	100.0%	$(1,198)	(16.4%)

The decrease in domestic sales of our casino and gaming products is primarily due to a 15% decrease in sales of our thermal casino printers in addition to a 73% decrease in EPICENTRALTM software sales due to no installations occurring in the domestic market during the second quarter of 2014.  Due to the project-oriented nature of sales of EPCENTRAL™ software, we cannot predict the level of future sales and such sales may fluctuate significantly quarter-to-quarter.  We believe that our lower casino printer sales during the second quarter of 2014 resulted primarily from general weakness in the replacement cycle in the domestic casino market.

International casino and gaming printer sales decreased due primarily to a 27% decrease in sales of our thermal casino printers.  Additionally, we experienced a 36% decrease in sales of our off-premise thermal gaming printers mainly from a 99% and 12% decrease in sales to customers in Australia and Asia, and our European distributor, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. These decreases were partially offset by EPICENTRAL™ software sales for an installation at multiple casino properties for a customer in South America.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$830	97.8%	$499	100.0%	$331	66.3%
International	19	2.2%	-	-%	19	100.0%
	$849	100.0%	$499	100.0%	$350	70.1%

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

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$753	75.6%	$971	92.5%	$(218)	(22.5%)
International	243	24.4%	79	7.5%	164	207.6%
	$996	100.0%	$1,050	100.0%	$(54)	(5.1%)

The decrease in sales of Printrex printers is primarily due to 22% and 24% lower domestic sales in the oil and gas and medical markets, respectively, partially offset by higher international sales in the oil and gas market.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$2,549	82.5%	$3,264	94.2%	$(715)	(21.9%)
nternational	539	17.5%	200	5.8%	339	169.5%
	$3,088	100.0%	$3,464	100.0%	$(376)	(10.9%)

The decrease in domestic revenue from TSG is primarily due to a 33% decrease in sales of replacement parts and a 19% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product as well as lower revenue from project-oriented testing service contracts as compared to the second quarter of 2014.  These decreases were partially offset by increased revenue contributions from consumables for our new Printrex color printers.  Internationally, TSG revenue increased primarily due to a 305% increase in sales of replacement parts as compared to the second quarter of 2013.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$5,788	$6,452	(10.3%)	41.9%	40.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit decreased $664,000, or 10%, on 13% lower sales volume.  However, gross margin improved by 100 basis points as we continued to transition our business towards a more favorable sales mix of value-added products. During the second quarter of 2014, our gross margin primarily benefited from higher sales of our higher margin EPICENTRAL® software and Printrex color consumable sales.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,151	$995	15.7%	8.3%	6.3%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $156,000, or 16%, due primarily to additional engineering staff and higher prototyping expense related to new product launches.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$2,257	$1,857	21.5%	16.4%	11.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $400,000, or 22%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher expenses associated with sales commissions to our new casino and gaming distributor added in late 2013, Suzo-Happ, and the planned investment in new sales and marketing staff and increased trade show expenses as we further focus our selling and marketing efforts on our value-added food safety and Printrex color products in 2014.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$2,000	$1,736	15.2%	14.5%	11.0%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $264,000, or 15%, in the second quarter of 2014 compared to the second quarter of 2013.  General and administrative expenses included a reduction in expense of $20,000 and $200,000 related to adjustments to the Printrex contingent consideration accrual in the second quarter of 2014 and 2013, respectively.  Excluding the Printrex contingent consideration adjustments made in both periods, general and administrative expenses would have increased $84,000 or 4% due primarily to higher professional expenses incurred in the second quarter of 2014.  See Note 4 to the Condensed Consolidated Financial Statements for further details on the Printrex contingent consideration accrual.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$35	$57	(38.6%)	0.3%	0.4%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $35,000 and $57,000, respectively, in the second quarter of 2014 and 2013.  We may incur additional legal fees related to this lawsuit for the remainder of 2014 and beyond, although we cannot predict the timing and extent of such legal fees.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales – 2013
$345	$1,807	(80.9%)	2.5%	11.4%

Our operating income declined primarily due to 13% lower sales in the second quarter of 2014 as compared to the second quarter of 2013.  In addition, both our operating profit and operating margin for the second quarter of 2013 were favorably impacted by the $200,000 Printrex contingent consideration adjustment, which increased our operating margin by 120 basis points.

Interest.  We recorded net interest expense of $12,000 in the second quarter of 2014 compared to $0 in the second quarter of 2013 as we earned less interest income on a lower average cash balance in the second quarter 2014 as compared to the second quarter 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained relatively consistent at approximately $15,000 in the second quarter of 2014 compared to $16,000 in the second quarter of 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expenses of $12,000 in the second quarter of 2014 compared to of $4,000 in the second quarter of 2013.  The change was due to higher foreign currency transaction exchange losses recorded by our U.K. subsidiary in the second quarter of 2014 compared to the second quarter of 2013.

Income Taxes.  We recorded an income tax provision for the second quarter of 2014 of $146,000 at an effective tax rate of 45.5%, compared to an income tax provision during the second quarter of 2013 of $588,000 at an effective tax rate of 32.6%.  Our effective tax rate for the second quarter of 2013 was lower because it included the benefit from the federal research and development (“R&D”) credit.  Our effective rate for the second quarter 2014 does not include any benefit from the federal R&D credit, as this credit expired at the end of 2013.  As a result, if this credit is not renewed, we expect our effective tax rate for the remainder of 2014 to be approximately 34%.

Net Income.  We reported net income during the second quarter of 2014 of $175,000, or $0.02 per diluted share, compared to $1,215,000, or $0.14 per diluted share, for the second quarter of 2013.

Results of Operations: Six months ended June 30, 2014 compared to six months ended June 30, 2013

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013		$	%
Food safety, banking and POS	$4,516	16.4%	$5,437	17.6%	$(921)	(16.9%)
Casino and gaming	12,666	46.2%	14,062	45.6%	(1,396)	(9.9%)
Lottery	1,670	6.1%	1,864	6.0%	(194)	(10.4%)
Printrex	1,970	7.2%	2,375	7.7%	(405)	(17.1%)
TSG	6,601	24.1%	7,107	23.1%	(506)	(7.1%)
	$27,423	100.0%	$30,845	100.0%	$(3,422)	(11.1%)

International *	$7,510	27.4%	$7,328	23.8%	$182	2.5%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first half of 2014 decreased $3,422,000, or 11%, from the same period in 2013. Printer sales volume decreased 7% to approximately 69,000 units driven primarily by unit volume decreases of 9%, 5% and 3% from the casino and gaming, lottery and food safety, banking and POS markets, respectively. The average selling price of our printers decreased approximately 5% compared to the first half of 2013 primarily due to lower sales of our new Ithaca ® 9700 food safety. Overall, international sales increased $182,000, or 3%, primarily driven by higher international sales in the TSG and Printrex markets which were partially offset by declines in casino and gaming.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013%			%
Domestic	$4,383	97.1%	$5,302	97.5%	$(919)	(17.3%)
International	133	2.9%	135	2.5%	(2)	(1.5%)
	$4,516	100.0%	$5,437	100.0%	$(921)	(16.9%)

The decrease in domestic food safety, banking and POS printer revenue as compared to the first half of 2013 was primarily driven by lower sales of our new Ithaca ® 9700 food safety terminal during the first half of 2014 as sales in the prior year period included an initial stocking order to a distributor that did not repeat in the first half of 2014.  This decrease was partially offset by higher sales of our Ithaca ® 9000 printers as McDonald’s accelerated its rollout of these printers for a new initiative.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$6,463	51.0%	$7,560	53.8%	$(1,097)	(14.5%)
International	6,203	49.0%	6,502	46.2%	(299)	(4.6%)
	$12,666	100.0%	$14,062	100.0%	$(1,396)	(9.9%)

The decrease in domestic sales of our casino and gaming products is primarily due to 81% lower EPICENTRALTM software sales due to one new installation that occurred in the first half of 2014 compared to three new installations in the first half of 2013.  Additionally, sales of our thermal casino printers decreased 3% when compared to first half of 2013.

International casino and gaming printer sales decreased in the first half of 2014 due primarily to a 41% decrease in sales of our off-premise thermal gaming printers due to a 96% and 24% decrease from our Australian and Asian customers, and our European distributor, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. Additionally, sales of our thermal casino printers decreased 8% when compared to the first half of 2013.  These decreases were partially offset by the sale of an EPICENTRAL™ software installation in South America.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$1,646	98.6%	$1,833	98.3%	$(187)	(10.2%)
International	24	1.4%	31	1.7%	(7)	(22.6%)
	$1,670	100.0%	$1,864	100.0%	$(194)	(10.4%)

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.

Printrex:
A summary of sales of our worldwide Printrex printers for the six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$1,611	81.8%	$2,126	89.5%	$(515)	(24.2%)
International	359	18.2%	249	10.5%	110	44.2%
	$1,970	100.0%	$2,375	100.0%	$(405)	(17.1%)

The decrease in Printrex printers is primarily due to 28% and 14% lower domestic sales in the oil and gas and medical and mobile markets, respectively, partially offset by higher international sales in the oil and gas market.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2014		June 30, 2013		$	%
Domestic	$5,810	88.0%	$6,696	94.2%	$(886)	(13.2%)
International	791	12.0%	411	5.8%	380	92.5%
	$6,601	100.0%	$7,107	100.0%	$(506)	(7.1%)

The decrease in domestic revenue from TSG is primarily due to a 21% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as well as lower revenue from project-oriented paper testing service contracts and repair services compared to the first half of 2013.  These decreases were partially offset by 13% higher sales of replacement parts and increased revenue contributions from consumables for our new Printrex color printers. Internationally, TSG revenue increased primarily due to a 134% increase in sales of replacement parts and accessories, largely to GTECH for legacy lottery printers, as compared to the first half of 2013.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$11,514	$12,885	(10.6%)	42.0%	41.8%

While gross profit decreased $1,371,000, or 11%, on 11% lower sales volume, our gross margin improved slightly by 20 basis points as we continued to transition our business towards a proportionately more favorable sales mix of value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$2,381	$2,007	18.6%	8.7%	6.5%

Such expenses increased $374,000, or 19%, which was due primarily to additional engineering staff and higher outside testing, pre-production and prototype expenses related to the new products that were launched in.  We expect engineering, design and product development expenses in 2014 to be higher than in 2013 as we plan to launch three new products during 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$4,222	$3,643	15.9%	15.4%	11.8%

Such expenses increased by $579,000, or 16%, in the first half of 2014 compared to the first half of 2013 primarily due to the planned investment in new sales and marketing staff, higher commissions to our new casino and gaming distributor added in late 2013, Suzo-Happ and increased marketing spend to support our newly launched products in 2014. We expect selling and marketing expenses to be higher in 2014 than in 2013 as we continue these efforts.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$3,888	$3,770	3.1%	14.2%	12.2%

General and administrative expenses increased $118,000, or 3%, due primarily to a $200,000 reduction in expense recorded in the second quarter of 2013 related to accrued contingent consideration liability to be paid in connection with the acquisition of Printrex as discussed in Note 4 to the Condensed Consolidated Financial Statements.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$47	$256	(81.6%)	0.2%	0.8%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $47,000 and $256,000, respectively, in the first six months of 2014 and 2013.  We may incur additional legal fees related to this lawsuit for the remainder of 2014 and beyond, although we cannot predict the timing and extent of such legal fees.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$976	$3,209	(70.0%)	3.6%	10.4%

Both our operating income and operating margin decreased primarily due to the 11% decrease in sales in the first half of 2014 as compared to the first half of 2013. Additionally, operating income and margin has declined due to higher engineering and selling and marketing expenses to support our newly launched products in 2014.

Interest.  We recorded net interest expense of $26,000 in the first half of 2014 compared to net interest expense of $1,000 in the first half of 2013 as we earned less interest income on a lower average cash balance in the six months of 2014 compared to the first six months in 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained relatively consistent in the first half of 2014 compared to the first half of 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $20,000 in the first half of 2014 compared to other income of $33,000 in the first half of 2013.  The change was due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first half of 2014 compared to gains recorded in the first half of 2013.

Income Taxes.  We recorded an income tax provision for the first six months of 2014 of $361,000 at an effective tax rate of 38.8%, compared to an income tax provision during the first six months of 2013 of $866,000 at an effective tax rate of 26.7%.  Our effective tax rate for the first six months of 2013 was unusually low because it included the full-year benefit from the 2012 federal research and development (“R&D”) as well as the 2013 R&D tax credit. In addition, our effective tax rate for the first half of 2014 is unusually high as it does not include any benefit from the federal R&D tax credit, as this credit expired at the end of 2013.  If this credit is not renewed in 2014, we expect our effective tax rate to be approximately 34%.

Net Income.  We reported net income during the first six months of 2014 of $569,000, or $0.07 per diluted share, compared to $2,375,000, or $0.27 per diluted share, for the first six months of 2013.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2014, our cash and cash equivalents balance increased $2,152,000 or 73%, from December 31, 2013 and we ended the second quarter of 2014 with $5,088,000 in cash and cash equivalents and no debt outstanding even after returning $1,248,000 to shareholders in the form of cash dividends paid on common stock during the first six months of 2014.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,848,000 in the first six months of 2014 as compared to our cash provided by operating activities of $3,307,000 in the first six months of 2013:

During the first six months of 2014:
•	We reported net income of $569,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,036,000, including $156,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $1,432,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories increased $499,000 due to increased stocking levels of our newly launched food safety and Printrex products.
•	Accounts payable increased $658,000 due primarily to increased inventory purchases and the timing of payments during the latter portion of the second quarter.
•	Accrued liabilities and other liabilities increased $340,000 due primarily to higher levels of advanced payments received for EPICENTRAL™ software maintenance.

During the first six months of 2013:
•	We reported net income of $2,375,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,162,000, including $156,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $4,277,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2012.
•	Inventories increased $2,467,000 as we increased stocking levels of our new food safety and Printrex products in anticipation of higher expected sales volume.
•
Accounts payable decreased $818,000 due primarily to higher payments during the period from inventory purchased in the first six months of 2013 to support the higher expected sales volume of our new products for the remainder of the year.

•	Accrued liabilities and other liabilities decreased $990,000 due primarily to the payment of 2012 annual bonuses in March 2013.

Investing activities:  Our capital expenditures were $440,000 and $426,000 in the first six months of 2014 and 2013, respectively.  Expenditures in 2014 included approximately $264,000 of cost incurred for the purchase of new product tooling, $30,000 for costs incurred in connection with an enhancement to the Company’s ERP software and the remaining amount primarily for the purchase of manufacturing equipment and computer equipment.  Expenditures in 2013 included $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Additionally, our capitalized software development costs were $0 and $42,000 in the first six months of 2014 and 2013, respectively, all of which was related to our EPICENTRALTM print system.

Capital expenditures, including capitalized software development costs, for 2014 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $1,248,000 of cash from financing activities during the first six months of 2014 to pay cash dividends to common shareholders.  During the first six months of 2013, we used $1,535,000 of cash from financing activities to pay cash dividends of $1,127,000 to common shareholders and purchase $887,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $479,000.

Working Capital
Our working capital remained consistent, decreasing by less than 1% to $24,847,000 at June 30, 2014 from $24,871,000 at December 31, 2013.  Our current ratio of current assets to current liabilities decreased to 4.0 as of June 30, 2014 compared to 4.4 at December 31, 2013.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank which provides for a $20,000,000 revolving credit line that expires on November 28, 2014. Borrowings under the TD Bank Credit Facility bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.25% on unused borrowings under the TD Bank Credit Facility.  We expect to renew our credit facility with TD Bank or replace it with a similar credit facility from another institution prior to its expiration on November 28, 2014.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2014.  The following table lists the financial covenants and the performance measurements at June 30, 2014:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2014
Operating cash flow / Total debt service	Minimum of 1.25 times	42.6 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of June 30, 2014, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  For the three months ended June 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $666,000, which was paid in June 2014 to common shareholders of record at the close of business on May 20, 2014.  For the six months ended June 30, 2014, dividends declared and paid totaled $1,248,000, or $0.15 per share. We expect to pay approximately $2,600,000 in cash dividends to our common shareholders during 2014.

Stock Repurchase Program
Prior to its expiration on May 27, 2013, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $15,000,000, as increased from $10,000,000 in March 2012, of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors. The Stock Repurchase Program expired on May 27, 2013 and was not renewed.  During the six months ended June 30, 2013, we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77 under the Stock Repurchase Program.  As of June 30, 2014, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and dividend payments and meet our liquidity requirements through at least the next twelve months.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the fiscal years ended December 31, 2013, 2012 or 2011 or for the six months ended June 30, 2014.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operation results and financial condition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There has been no material change in our exposure to market risk during the six months ended June 30, 2014.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  A trial is scheduled to begin on April 21, 2015.

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

None.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 7, 2014	Steven A. DeMartino
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