Form 10-Q/A
period 2014-08-07
TRANSACT TECHNOLOGIES INC
filed 2014-08-07
CIK 1017303

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

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to the Quarterly Report of TransAct Technologies Incorporated on Form 10-Q for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission on August 7, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS

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