Form 10-Q
period 2014-09-30
TRANSACT TECHNOLOGIES INC
filed 2014-11-07
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
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

As of October 31, 2014, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,220,292.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,071	$2,936
Accounts receivable, net	11,173	13,234
Inventories	14,008	13,509
Prepaid income taxes	257	390
Deferred tax assets	1,633	1,655
Other current assets	744	497
Total current assets	30,886	32,221

Fixed assets, net	2,608	2,732
Goodwill	2,621	2,621
Deferred tax assets	900	920
Intangible assets, net of accumulated amortization of $2,198 and $1,811, respectively	1,469	1,856
Other assets	38	58
	7,636	8,187
Total assets	$38,522	$40,408

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,827	$4,749
Accrued liabilities	2,903	2,215
Income taxes payable	7	26
Accrued contingent consideration	-	60
Deferred revenue	427	300
Total current liabilities	7,164	7,350

Deferred revenue, net of current portion	67	103
Deferred rent, net of current portion	190	244
Other liabilities	204	190
	461	537
Total liabilities	7,625	7,887

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,116,293 and 11,106,354 shares issued, respectively; 8,220,292 and 8,319,316 shares outstanding, respectively	111	111
Additional paid-in capital	28,172	27,674
Retained earnings	26,033	27,326
Accumulated other comprehensive loss, net of tax	(66)	(63)
Treasury stock, at cost, 2,896,001 and 2,787,038 shares, respectively	(23,353)	(22,527)
Total shareholders’ equity	30,897	32,521
Total liabilities and shareholders’ equity	$38,522	$40,408

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net sales	$13,389	$16,768	$40,812	$47,613
Cost of sales	8,103	9,562	24,012	27,522

Gross profit	5,286	7,206	16,800	20,091

Operating expenses:
Engineering, design and product development	1,053	1,041	3,434	3,048
Selling and marketing	1,847	2,059	6,069	5,702
General and administrative	1,901	2,049	5,789	5,819
Legal fees associated with lawsuit	428	142	475	398
	5,229	5,291	15,767	14,967

Operating income	57	1,915	1,033	5,124
Interest and other income (expense):
Interest, net	(12)	(8)	(38)	(9)
Other, net	9	(22)	(11)	11
	(3)	(30)	(49)	2

Income before income taxes	54	1,885	984	5,126
Income tax provision	4	434	365	1,300
Net income	$50	$1,451	$619	$3,826

Net income per common share:
Basic	$0.01	$0.17	$0.07	$0.44
Diluted	$0.01	$0.17	$0.07	$0.44

Shares used in per-share calculation:
Basic	8,337	8,582	8,362	8,675
Diluted	8,403	8,695	8,487	8,759

Dividends declared and paid per common share:	$0.08	$0.07	$0.23	$0.20

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$50	$1,451	$619	$3,826
Foreign currency translation adjustment, net of tax	(8)	16	(3)	(11)
Comprehensive income	$42	$1,467	$616	$3,815

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$619	$3,826
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	442	397
Incremental tax benefits from stock options exercised	-	(113)
Depreciation and amortization	1,084	1,314
Gain on sale of fixed assets	-	(5)
Deferred income tax provision	44	-
Foreign currency transaction (gains) losses	10	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,061	358
Inventories	(499)	(2,576)
Prepaid income taxes	133	59
Other current and long term assets	(230)	(3)
Accounts payable	(921)	(575)
Accrued liabilities and other liabilities	713	(638)
Net cash provided by operating activities	3,456	2,038

Cash flows from investing activities:
Capital expenditures	(568)	(562)
Additions to capitalized software costs	-	(42)
Proceeds from sale of assets	-	5
Net cash used in investing activities	(568)	(599)

Cash flows from financing activities:
Proceeds from stock option exercises	-	609
Payment of dividends on common stock	(1,912)	(1,738)
Purchases of common stock for treasury	(826)	(5,194)
Incremental tax benefits from stock options exercised	-	113
Net cash used in financing activities	(2,738)	(6,210)

Effect of exchange rate changes on cash and cash equivalents	(15)	(11)

Increase (Decrease) in cash and cash equivalents	135	(4,782)
Cash and cash equivalents, beginning of period	2,936	7,537
Cash and cash equivalents, end of period	$3,071	$2,755

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year audited financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K.  subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates during the period reported with the resulting translation gain or loss recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in other income in the Condensed Consolidated Statements of Income.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	September 30,	December 31,
	2014	2013
	(In thousands)

Raw materials and purchased component parts	$6,982	$7,263
Work-in-process	1	31
Finished goods	7,025	6,215
	14,008	$13,509

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2014:

(In thousands)
Balance, beginning of period	$366
Warranties issued	148
Warranty settlements	(212)
Balance, end of period	$302

Approximately $212,000 of the accrued product warranty liability is classified as current in Accrued liabilities at September 30, 2014 in the Condensed Balance Sheets.  The remaining $90,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Accrued contingent consideration

In connection with the acquisition of substantially all of the assets of Printrex, Inc. (“Printrex”) on August 19, 2011, we entered into a contingent consideration arrangement for 30% of the gross profit for a three-year period related to certain new products under development, less certain other adjustments, beginning on January 1, 2012 which was the earlier of (1) January 1, 2012 or (2) the date of first commercial introduction of the new products under development.  As of September 30, 2014, the undiscounted fair value related to the contingent liability was estimated to be zero and we do not expect to make a contingent consideration payment.  The fair value of the contingent consideration arrangement was $0 and $60,000 at September 30, 2014 and December 31, 2013, respectively, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs. During the first nine months of 2014 and 2013, the fair value of the contingent consideration decreased by $60,000 and $200,000, respectively, and this credit is included in the general and administrative expenses on the Condensed Consolidated Statement of Income. No payments were made under the arrangement during the nine months ended September 30, 2014 as the underlying conditions of the contingent consideration arrangement were not satisfied. Refer to Note 3, Business acquisitions, of the Company’s Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding this contingent consideration arrangement.

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$50	$1,451	$619	$3,826

Shares:
Basic: Weighted average common shares outstanding	8,337	8,582	8,362	8,675
Add: Dilutive effect of outstanding options as determined by the treasury stock method	66	113	125	84
Diluted: Weighted average common and common equivalent shares outstanding	8,403	8,695	8,487	8,759

Net income per common share:
Basic	$0.01	$0.17	$0.07	$0.44
Diluted	$0.01	$0.17	$0.07	$0.44

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended September 30, 2014 and 2013, there were 505,000 and 316,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2014 and 2013, there were 268,500 and 405,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2014 were as follows (in thousands):

Balance at December 31, 2013	$32,521
Net income	619
Share-based compensation expense	442
Issuance of deferred stock units, net of relinquishments	56
Foreign currency translation adjustment	(3)
Dividends declared and paid on common stock	(1,912)
Purchases of common stock for treasury	(826)
Balance at September 30, 2014	$30,897

We paid a portion of the 2013 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2014 and were fully vested at the time of grant.

For the three months ended September 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $664,000, which was paid in September 2014 to common shareholders of record at the close of business on August 20, 2014.  For the three months ended September 30, 2013, dividends declared and paid totaled approximately $611,000, or $0.07 per share.  For the nine months ended September 30, 2014 and 2013, dividends declared and paid totaled $1,912,000, or $0.23 per share and $1,738,000, or $0.20 per share, respectively.

7. Income taxes

We recorded an income tax provision for the third quarter of 2014 of $4,000 at an effective tax rate of 7.4%, compared to an income tax provision during the third quarter of 2013 of $434,000 at an effective tax rate of 23.0%.  Our effective tax rate for the third quarter of 2014 was unusually low due to the near breakeven level of pretax income.  For the nine months ended September 30, 2014, we recorded an income tax provision of $365,000 at an effective tax rate of 37.1%, compared to an income tax provision during the nine months ended September 30, 2013 of $1,300,000 at an effective tax rate of 25.4%.  Our effective tax rate for the first nine months of 2013 was unusually low because it includes the benefit from both the 2012 and 2013 federal research and development (“R&D”) credit as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012 (the “Act”). The effective tax rate for both the three and nine months period ended September 30, 2014 does not include any benefit from the 2014 R&D credit as this credit expired at the end of 2013.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded with the applicable tax authorities all U.S. federal income tax, state and local, and foreign tax matters through 2010.  During 2008, a limited scope examination of our 2005 and 2006 federal tax returns was completed and during 2013, an examination of our 2010 federal return was completed.  However, our federal tax returns for the years 2011 through 2013 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2014, we had $114,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRALTM, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and emergency vehicle markets). We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2014.

Results of Operations: Three months ended September 30, 2014 compared to three months ended September 30, 2013

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Food safety, banking and POS	$2,628	19.6%	$3,670	21.9%	$(1,042)	(28.4%)
Casino and gaming	5,062	37.8%	7,511	44.8%	(2,449)	(32.6%)
Lottery	1,473	11.0%	1,025	6.1%	448	43.7%
Printrex	1,043	7.8%	1,111	6.6%	(68)	(6.1%)
TSG	3,183	23.8%	3,451	20.6%	(268)	(7.8%)
	$13,389	100.0%	$16,768	100.0%	$(3,379)	(20.2%)

International *	$3,720	27.8%	$3,221	19.2%	$499	15.5%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2014 decreased $3,379,000 or 20%, from the same period in 2013.  Printer sales volume decreased 16% to approximately 36,000 units driven primarily by a 31% decrease in unit volume from the casino and gaming market and a 10% decrease in unit volume from the food safety, banking and POS market.  These decreases were partially offset by increased unit volume of 44% from the lottery market.  The average selling price of our printers decreased approximately 7% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower sales contributions of our Ithaca ® 9700 food safety terminal. Overall, international sales increased $499,000, or 16%, primarily due to increases in the international casino and gaming market.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$2,513	95.6%	$3,592	97.9%	$(1,079)	(30.0%)
International	115	4.4%	78	2.1%	37	47.4%
	$2,628	100.0%	$3,670	100.0%	$(1,042)	(28.4%)

The decrease in domestic food safety, banking and POS product revenue from the third quarter of 2013 was primarily driven by lower sales of our Ithaca ® 9700 food safety terminal as sales in the prior year quarter included a stocking order to a distributor that did not repeat in the third quarter 2014.  This decrease was partially offset by a 75% increase in worldwide sales or our Ithaca®9700 food safety terminal to other customers as well as higher sales of our Ithaca® 9000 printers as McDonald’s accelerated its rollout of these printers for a new initiative.  We expect sales of food safety terminals, for the remainder of 2014 to be relatively consistent with the reported sales for the third quarter 2014, and to begin to increase in 2015 when we expect customers who are currently trialing the product to begin to make purchase decisions.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance) for, the EPICENTRALTM print system that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$1,816	35.9%	$4,806	64.0%	$(2,990)	(62.2%)
International	3,246	64.1%	2,705	36.0%	541	20.0%
	$5,062	100.0%	$7,511	100.0%	$(2,449)	(32.6%)

The decrease in domestic sales of our casino and gaming products is primarily due to a 62% decrease in sales of our thermal casino printers.  In addition, EPICENTRALTM software sales decreased 67% due to no new installations occurring in the domestic market during the third quarter of 2014 compared to one new installation occurring in the third quarter of 2013.  Due to the project-oriented nature of sales of EPCENTRAL™ software, we cannot predict the level of future sales and such sales may fluctuate significantly quarter-to-quarter.  We believe that our lower domestic casino printer sales during the third quarter of 2014 resulted primarily from general weakness in the replacement cycle in the regional casino market, as well as a large replacement of a certain OEM’s slot machines at a multi-property casino group in the third quarter last year that did not repeat.

International casino and gaming printer sales increased due primarily to a 27% increase in sales of our thermal casino printers and a 21% increase in sales of our off-premise thermal gaming printers primarily from stronger sales to our Australasia distributor and an OEM customer in Asia in the third quarter of 2014.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. These increases were partially offset by lower EPICENTRAL™ software sales due to no new installations occurring in the international market during the third quarter of 2014.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$1,438	97.6%	$1,025	100.0%	$413	40.3%
International	35	2.4%	-	-%	35	100.0%
	$1,473	100.0%	$1,025	100.0%	$448	43.7%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders and customer’s forecast, we expect total sales to GTECH for 2014 to be approximately $4.5 to $5 million.

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration and seismic data industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles. A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$903	86.6%	$860	77.4%	$43	5.0%
International	140	13.4%	251	22.6%	(111)	(44.2%)
	$1,043	100.0%	$1,111	100.0%	$(68)	(6.1%)

The decrease in sales of Printrex printers is primarily due to 60% lower international sales in the oil and gas markets resulting from the negative impact of declining worldwide oil prices and the U.S. embargo on shipments to Russia.  This decrease was partially offset by 10% and 73% higher domestic and international sales in the medical and mobile market, respectively.  Despite the decline in oil and gas printer sales, sales of our two new color printers, the Printrex® 920 and Printrex® 980, remained consistent.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$2,999	94.2%	$3,264	94.6%	$(265)	(8.1%)
International	184	5.8%	187	5.4%	(3)	(1.6%)
	3,183	100.0%	$3,451	100.0%	$(268)	(7.8%)

The decrease in domestic revenue from TSG is primarily due to a 12% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product, as well as 9% lower sales of spare parts and accessories and 12% lower revenue from service contracts as compared to the third quarter of 2013.  These decreases were partially offset by a 53% increase in revenue from consumables for our Printrex color printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$5,286	$7,206	(26.6%)	39.5%	43.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit decreased $1,920,000, or 27%, on 20% lower sales volume. Our gross margin also declined 350 basis points due to lower sales volume as well as lower sales of our higher value-added casino printers, food safety terminals and EPICENTRAL® software during the third quarter of 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,053	$1,041	1.2%	7.9%	6.2%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses remained relatively consistent, increasing $12,000, or 1%, due primarily to increases in engineering staff in the third quarter 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,847	$2,059	(10.3%)	13.8%	12.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $212,000, or 10%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower expenses associated with sales commissions on lower sales volume and lower trade show expenses due to the timing of our largest tradeshow, the Global Gaming Expo (“G2E”), which occurred in the fourth quarter in 2014 and the third quarter in 2013.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,901	$2,049	(7.2%)	14.2%	12.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $148,000, or 7%, in the third quarter of 2014 compared to the third quarter of 2013.  General and administrative expenses included a reduction in expense of $40,000 and $0 related to adjustments to the Printrex contingent consideration accrual in the third quarter of 2014 and 2013, respectively.  Excluding the Printrex contingent consideration adjustments made in the third quarter of 2014, general and administrative expenses would have decreased $108,000 or 5% due largely to lower depreciation expense related to our ERP software being fully depreciated in addition to lower professional expenses incurred in the third quarter of 2014.  See Note 4 to the Condensed Consolidated Financial Statements for further details on the Printrex contingent consideration accrual.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$428	$142	201.4%	3.2%	0.8%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $428,000 and $142,000, respectively, in the third quarter of 2014 and 2013. We incurred higher legal fees in the third quarter of 2014 as we begin to prepare for the trial in April 2015. We expect to incur additional legal fees related to this lawsuit for the remainder of 2014 and 2015, although we cannot predict the timing and extent of such legal fees.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales – 2013
$57	$1,915	(97.0%)	0.4%	11.4%

Our operating income declined primarily due to 20% lower sales in the third quarter of 2014 as compared to the third quarter of 2013.  The decline in operating income is also due to the 350 basis point decline of gross margin and higher legal fees as we prepare for the Avery Dennison trial in April 2015.

Interest.  We recorded net interest expense of $12,000 in the third quarter of 2014 compared to $8,000 in the third quarter of 2013 as we earned less interest income on a lower average cash balance in the third quarter 2014 as compared to the third quarter 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent at approximately $15,000 in the third quarter of 2014 and third quarter of 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $9,000 in the third quarter of 2014 compared to other expense of $22,000 in the third quarter of 2013.  The change was due to foreign currency transaction gains recorded by our U.K. subsidiary in the third quarter of 2014 compared to losses recorded in the third quarter of 2013.

Income Taxes.  We recorded an income tax provision for the third quarter of 2014 of $4,000 at an effective tax rate of 7.4%, compared to an income tax provision during the third quarter of 2013 of $434,000 at an effective tax rate of 23.0%.  Our effective tax rate for the third quarter of 2014 was unusually low due to the near breakeven level of income before taxes.  Our effective tax rate for the third quarter of 2013 of 23.0% was higher than the third quarter of 2014, but still unusually low, due to a $224,000 reduction in tax liabilities for unrecognized tax benefit resulting from the completion of our 2010 federal income tax return.  In addition, our effective tax rate for the third quarter of 2013 included the benefit from the federal research and development (“R&D”) credit.  Our effective rate for the third quarter of 2014 does not include any benefit from the federal R&D credit, as this credit expired at the end of 2013.  As a result, if this credit is not renewed, we expect our effective tax rate for the remainder of 2014 to be approximately 37%.

Net Income.  We reported net income during the third quarter of 2014 of $50,000, or $0.01 per diluted share, compared to $1,451,000, or $0.17 per diluted share, for the third quarter of 2013.

Results of Operations: Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Food safety, banking and POS	$7,144	17.5%	$9,107	19.1%	$(1,963)	(21.6%)
Casino and gaming	17,728	43.4%	21,573	45.3%	(3,845)	(17.8%)
Lottery	3,143	7.7%	2,889	6.1%	254	8.8%
Printrex	3,013	7.4%	3,486	7.3%	(473)	(13.6%)
TSG	9,784	24.0%	10,558	22.2%	(774)	(7.3%)
	$40,812	100.0%	$47,613	100.0%	$(6,801)	(14.3%)

International *	11,230	27.5%	$10,549	22.2%	$681	6.5%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first nine months of 2014 decreased $6,801,000, or 14%, from the same period in 2013. Printer sales volume decreased 10% to approximately 105,000 units driven primarily by unit volume decreases of 17% and 6% from the casino and gaming and food safety, banking and POS markets, respectively. The decline was partially offset by a sales volume increase of 13% in the lottery market.  The average selling price of our printers decreased approximately 5% compared to the first nine months of 2013 primarily due to lower sales of our new Ithaca ® 9700 food safety terminal. Overall, international sales increased $681,000, or 7%, primarily driven by higher international sales in the TSG and casino and gaming markets.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$6,896	96.5%	$8,894	97.7%	$(1,998)	(22.5%)
International	248	3.5%	213	2.3%	35	16.4%
	$7,144	100.0%	$9,107	100.0%	$(1,963)	(21.6%)

The decrease in domestic food safety, banking and POS printer revenue as compared to the first nine months of 2013 was primarily driven by lower sales of our new Ithaca ® 9700 food safety terminal during the first nine months of 2014 as sales in the prior year period included  initial stocking orders to a distributor that did not repeat in the first nine months of 2014.  This decrease was partially offset by higher sales of our Ithaca ® 9000 printers as McDonald’s accelerated its rollout of these printers for a new initiative.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$8,279	46.7%	$12,366	57.3%	$(4,087)	(33.1%)
International	9,449	53.3%	9,207	42.7%	242	2.6%
	$17,728	100.0%	$21,573	100.0%	$(3,845)	(17.8%)

The decrease in domestic sales of our casino and gaming products is primarily due to a decrease of 27% in the sale of our thermal casino printers in the first nine months of 2014 compared to the first nine months of 2013.  We believe that our lower casino printer sales during the first nine months of 2014 resulted primarily from general weakness in the replacement cycle in the domestic casino market, as well as a large replacement of a certain OEM’s slot machines at a multi-property casino group in the third quarter of 2013 that did not repeat in 2014.  In addition,  EPICENTRALTM software sales decreased 78% due to one new installation that occurred in the first nine months of 2014 compared to four new installations in the first nine months of 2013.

International casino and gaming printer sales increased in the first nine months of 2014 due primarily to a 2% increase in sales of our thermal casino printers when compared to the first nine months of 2013 and a sale of an EPICENTRAL™ software installation in South America during the first nine months of 2014.  The increase was partially offset by a 22% decline in sales of our off-premise thermal gaming printers due to a 25% and 17% decrease from our European distributor and our Australian and Asian customers, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$3,084	98.1%	$2,858	98.9%	$226	7.9%
International	59	1.9%	31	1.1%	28	90.3%
	$3,143	100.0%	$2,889	100.0%	$254	8.8%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$2,514	83.4%	$2,986	85.7%	$(472)	(15.8%)
International	499	16.6%	500	14.3%	(1)	(0.2%)
	$3,013	100.0%	$3,486	100.0%	$(473)	(13.6%)

The decrease in Printrex printers is primarily due to 20% lower domestic sales in the oil and gas market resulting from the negative impact of declining worldwide oil prices, as well as a 5% decline in the sales in the medical and mobile market.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2014 and 2013 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2014		September 30, 2013		$	%
Domestic	$8,809	90.0%	$9,960	94.3%	$(1,151)	(11.6%)
International	975	10.0%	598	5.7%	377	63.0%
	$9,784	100.0%	$10,558	100.0%	$(774)	(7.3%)

The decrease in domestic revenue from TSG is primarily due to an 18% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as well as 33% lower revenue from project-oriented paper testing service contracts and repair services compared to the first nine months of 2013.  These decreases were partially offset by a 65% increase in sales from consumables of our Printrex color printers, in addition to 3% higher sales of replacement parts and accessories. Internationally, TSG revenue increased primarily due to a 91% increase in sales of replacement parts and accessories, largely to GTECH for legacy lottery printers, as compared to the first nine months of 2013.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$16,800	$20,091	(16.4%)	41.2%	42.2%

Gross profit decreased $3,291,000, or 16%, on 14% lower sales volume.  Additionally, our gross margin declined by 100 basis points due to lower sales of our higher value-added casino printers, food safety terminals and EPICENTRAL® installations during the first nine months of 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$3,434	$3,048	12.7%	8.4%	6.4%

Such expenses increased $386,000, or 13%, which was due primarily to additional engineering staff and higher outside testing, pre-production and prototype expenses related to the new products that were launched in 2014.  We expect engineering, design and product development expenses in 2014 to be higher than in 2013 as we plan to launch three new products during 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$6,069	$5,702	6.4%	14.9%	12.0%

Such expenses increased by $367,000, or 6%, in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the planned investment in new sales and marketing staff, higher commissions to our new casino and gaming distributor added in late 2013, Suzo-Happ, and increased marketing spend to support our newly launched products in 2014. The increase was partially offset by lower tradeshow cost due our largest tradeshow, G2E, occurring in the fourth quarter of 2014 compared to the third quarter of 2013.  We expect selling and marketing expenses to be higher in 2014 than in 2013 as we continue these efforts.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$5,789	$5,819	(0.5%)	14.2%	12.2%

General and administrative expenses slightly decreased by $30,000, or less than 1%.  General and administrative expenses include a reduction in expense of $60,000 and $200,000 relative to adjustments to the Printrex contingency consideration accrual in the first nine months of 2014 and 2013, respectively.  Excluding the Printrex contingent consideration adjustments, general administrative expenses would have decreased $170,000, or 3%.  See Note 4 to the Condensed Consolidated Financial Statements for further details on the Printrex contingent consideration accrual.  The decrease in general and administrative expenses is due to lower depreciation expense related to our ERP software.  The decrease was partially offset by higher professional expenses in the first nine months of 2014 compared to the first nine months of 2013.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$475	$398	19.3%	1.2%	0.8%

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $475,000 and $398,000, respectively, in the first nine months of 2014 and 2013.  We expect to incur additional legal fees related to this lawsuit for the remainder of 2014 and 2015 as we prepare for the trial in April 2015, although we cannot predict the timing and extent of such legal fees.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2014	2013	Change	Total Sales - 2014	Total Sales - 2013
$1,033	$5,124	(79.8%)	2.5%	10.8%

Both our operating income and operating margin decreased primarily due to the 14% decrease in sales in the first nine months of 2014 as compared to the first nine months of 2013. Additionally, operating income and margin has declined due a 100 basis point decline in gross margin and higher engineering and selling and marketing expenses to support our newly launched products in 2014.

Interest.  We recorded net interest expense of $38,000 in the first nine months of 2014 compared to net interest expense of $9,000 in the first nine months of 2013 as we earned less interest income on a lower average cash balance in the first nine months of 2014 compared to the first nine months in 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained relatively consistent in the first nine months of 2014 compared to the first nine months of 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $11,000 in the first nine months of 2014 compared to other income of $11,000 in the first nine months of 2013.  The change was due to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first nine months of 2014 compared to gains recorded in the first nine months of 2013.

Income Taxes.  We recorded an income tax provision for the first nine months of 2014 of $365,000 at an effective tax rate of 37.1%, compared to an income tax provision during the first nine months of 2013 of $1,300,000 at an effective tax rate of 25.4%.  Our effective tax rate for the first nine months of 2013 was unusually low because it included the full-year benefit from the 2012 federal research and development (“R&D”) when it was reinstated retroactively in 2013 as well as the 2013 R&D tax credit. In addition, our effective tax rate for the first nine months of 2014 is unusually high as it does not include any benefit from the federal R&D tax credit, as this credit expired at the end of 2013.  If this credit is not renewed in 2014, we expect our effective tax rate for the full year 2014 to be approximately 37%.

Net Income.  We reported net income during the first nine months of 2014 of $619,000, or $0.07 per diluted share, compared to $3,826,000, or $0.44 per diluted share, for the first nine months of 2013.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2014, our cash and cash equivalents balance increased $135,000 or 5%, from December 31, 2013 and we ended the third quarter of 2014 with $3,071,000 in cash and cash equivalents and no debt outstanding even after returning $2,738,000 to shareholders in the form of cash dividends paid on common stock and treasury share repurchases during the first nine months of 2014.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,456,000 in the first nine months of 2014 as compared to our cash provided by operating activities of $2,038,000 in the first nine months of 2013:

During the first nine months of 2014:
•	We reported net income of $619,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,526,000, including $234,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $2,061,000 due primarily to lower sales volume and collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories increased $499,000 due to increased stocking levels of our newly launched food safety and Printrex products combined with lower than expected sales volume.
•	Accounts payable decreased $921,000 due primarily to the timing of payments and decreased inventory purchases during the third quarter of 2014.
•	Accrued liabilities and other liabilities increased $713,000 primarily due to increased accrued salaries as well as higher levels of advanced payments received for EPICENTRAL™ software maintenance.

During the first nine months of 2013:
•	We reported net income of $3,826,000.
•	We recorded depreciation, amortization, and non-cash compensation expense of $1,711,000, including $234,000 of amortization related to intangible assets acquired from Printrex.
•	Accounts receivable decreased $358,000 due to a lower concentration of sales made during the latter portion of the third quarter of 2013 compared to the fourth quarter of 2012.
•	Inventories increased $2,576,000 as we increased stocking levels of our new food safety and Printrex products in anticipation of higher expected sales volume.
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

Investing activities:  Our capital expenditures were $568,000 and $562,000 in the first nine months of 2014 and 2013, respectively.  Expenditures in 2014 included approximately $316,000 of cost incurred for the purchase of new product tooling, $39,000 for costs incurred in connection with an enhancement to the Company’s ERP software and the remaining amount primarily for the purchase of manufacturing equipment and computer equipment.  Expenditures in 2013 included $89,000 for costs incurred in connection with an upgrade to the Company’s ERP software and the remaining amount primarily for the purchase of new product tooling and computer equipment.  Additionally, our capitalized software development costs were $0 and $42,000 in the first nine months of 2014 and 2013, respectively, all of which was related to our EPICENTRALTM print system.

Capital expenditures for 2014 are expected to be approximately $800,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $2,738,000 of cash from financing activities during the first nine months of 2014 to pay cash dividends of $1,912,000 to common shareholders and to purchase $826,000 of common stock for treasury.  During the first nine months of 2013, we used $6,210,000 of cash from financing activities to pay cash dividends of $1,738,000 to common shareholders and purchase $5,194,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $722,000.

Working Capital
Our working capital decreased 5% to $23,722,000 at September 30, 2014 from $24,871,000 at December 31, 2013 largely due to a $2,061,000 liquidation of accounts receivable.  Our current ratio of current assets to current liabilities decreased slightly to 4.3 as of September 30, 2014 compared to 4.4 at December 31, 2013.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2014.  The following table lists the financial covenants and the performance measurements at September 30, 2014:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2014
Operating cash flow / Total debt service	Minimum of 1.25 times	7.3 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of September 30, 2014, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  For the three months ended September 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $664,000, which was paid in September 2014 to common shareholders of record at the close of business on August 20, 2014.  For the nine months ended September 30, 2014, dividends declared and paid totaled $1,912,000, or $0.23 per share. We expect to pay approximately $2,600,000 in cash dividends to our common shareholders during 2014.

Stock Repurchase Program
On August 11, 2014, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  During the three and nine months ended September 30, 2014, we purchased 108,963 shares of our common stock for approximately $826,000 at an average price per share of $7.58 under the Stock Repurchase Program.

During the nine months ended September 30, 2013 we repurchased 114,161 shares of our common stock for approximately $887,000 at an average price per share of $7.77 under a stock repurchase program that expired on May 27, 2013 and was not renewed at that time.  Under the expired repurchase program we were authorized to repurchase up to $15,000,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.

In addition to shares repurchased under this previous repurchase program, during the three months ended September 30, 2013 we repurchased 490,000 shares of our common stock for approximately $4,307,000 at an average price of $8.79 in an open-market transaction.

Risks and Uncertainties
Worldwide economic cycles affect the markets that the Company’s products serve and affect demand for TransAct’s products and impact profitability.  Among other factors, swings in consumer confidence and spending, unstable economic growth, higher oil prices and geopolitical issues in Russia and the Middle East, and fluctuations in unemployment rates has caused economic instability that has, and could continue to have, a negative impact on the Company’s results of operations, financial condition and liquidity.

Resource Sufficiency
We believe that our cash and cash equivalents on hand, cash flows generated from operating activities, and borrowing available under our TD Bank credit facility or a similar replacement credit facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures, dividend payments and stock repurchase program and meet our liquidity requirements through at least the next twelve months.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the fiscal years ended December 31, 2013, 2012 or 2011 or for the nine months ended September 30, 2014.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operation results and financial condition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2014.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleges that this former employee and the Company misappropriated unspecified trade secrets and confidential information related to the design of our food safety terminals from AD.  The complaint requests a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, TransAct opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request for an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  A trial is scheduled to begin on April 21, 2015.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2014, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  During the three and nine months ended September 30, 2014, we purchased 108,963 shares of our common stock for approximately $826,000 at an average price per share of $7.58.  As of September 30, 2014, approximately $6,674,000 remains authorized for future repurchases under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the nine months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the August 2014 Program
July 1, 2014 –July 31, 2014	-	-	-	$7,500,000
August 1, 2014 – August 31, 2014	66,771	7.49	66,771	$7,000,000
September 1, 2014 – September 30, 2014	42,192	7.72	42,192	$6,674,000
Total	108,963	$7.58	108,963

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 7, 2014	Steven A. DeMartino
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