Form 10-K
period 2014-12-31
TRANSACT TECHNOLOGIES INC
filed 2015-03-30
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $82,400,000 based on the last sale price on June 30, 2014.

As of February 27, 2015, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 7,784,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the Epic, EPICENTRAL®, Ithaca®, RESPONDER® and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and mobile printing markets). We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We have one primary operating,global research and development and eastern region service center located in Ithaca, NY.  In addition, we have a casino and gaming sales headquarters and western region service center in Las Vegas, NV, a sales and service center for the oil and gas industry in Houston, TX, a European sales and service center in the United Kingdom, a sales office located in Macau and two other sales offices located in the United States.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

On August 19, 2011, we completed the acquisition of Printrex, Inc. (“Printrex”) for $4,000,000 in cash and potential future contingent consideration.  Printrex is a leading manufacturer of specialty printers primarily sold into the oil and gas exploration and medical and mobile printing markets.  Printrex serves commercial and industrial customers primarily in the United States, Canada, Europe and Asia. This acquisition was completed to complement our existing product offerings.

Financial Information about Segments
We operate in one reportable segment, the design, development, assembly and marketing of transaction printers and terminals and providing related software, services, supplies and spare parts.  Information about our net sales, gross profit and assets can be found in our Consolidated Financial Statements on pages F-3 and F-4 hereof.

Products, Services and Distribution Methods
Printers and terminals
TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers and terminals utilizing inkjet, thermal and impact printing technology for applications, primarily in the food safety, banking and POS, casino and gaming, lottery, oil and gas, medical and mobile printing markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices, paper handling capacities and cabinetry color.  In addition to our configurable printers and terminals, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

Food safety, banking and POS:  During 2012 in an effort to address the Food Safety Modernization Act, we developed a food safety terminal, a hardware device that consists of a touchscreen and one or two thermal print mechanisms, that prints easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food rotation and spoilage.  In the food safety market, we use an internal sales representative to manage sales of our terminals through distribution, as well as a dedicated internal sales force to solicit sales directly from end-users.

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

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals (“VLT’s”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks (“racinos”) and other gaming venues worldwide.  These printers utilize thermal printing technology and can print tickets or receipts in monochrome or two-color (depending upon the model), and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal printing technology for use in non-casino establishments, including game types such as Amusements with Prizes (“AWP”), Skills with Prizes (“SWP”), Fixed Odds Betting Terminals (“FOBT”) and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through our primary worldwide distributor, Suzo-Happ Group.  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributor.

We also offer a software solution, the EPICENTRALTM Print System (“EPICENTRALTM”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine. With EPICENTRALTM, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Printrex:  Printrex printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During 2012, we launched two new color printers for this market, the Printrex 920 and Printrex 980.  The Printrex 920 is the first full-color printer designed from the ground up to perform in the adverse environment of a well logging truck or off-shore platform.  Using thermal printer technology, it can print in black and white, or in full color using proprietary color paper, without the need for inkjet cartridges or ribbons.  The Printrex 980 is the fastest full color printer available for plotting continuous logs in the data centers of the large oil field service companies.  This printer uses proprietary inkjet cartridges.  In 2015, we expect to launch the Responder MP2™, our first printer for the large machine-to-machine (M2M) vertical market.  The Responder MP2™ is an all-in-one mobile printing solution for a number of vehicles, including fire, police, EMS, insurance, public utilities and delivery.  In addition, we sell wide format thermal printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. We primarily sell our Printrex products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales force with a sales office located in Houston, Texas.

TSG:Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services and testing services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct XpressSM, and other repair services for our printers.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY, our western region service center in Las Vegas, NV and our oil and gas industry service center in Houston, TX.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 95% of our printer production is primarily through one third-party contract manufacturer in Asia and to a lesser extent one other in Asia and one in Mexico.  The remaining 5% of our products are assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

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

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer models, from one foreign contract manufacturer, and to a much lesser extent, two other foreign contract manufacturers.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturers, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2015 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company (“HP”) is the sole supplier of inkjet cartridges that are used in all of our banking inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with our banking inkjet printers are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains stable and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be materially different than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the banking and POS market, but also in other manufacturer’s printing devices across several other markets.

ZINK Imaging Inc. (“ZINK”) is the sole supplier of proprietary color thermal paper used in our Printrex 920 oil and gas printer.  We had a supply agreement with ZINK to exclusively supply us with ZINK color thermal paper for the oil and gas industry at fixed prices through December 31, 2014.  We plan to renew this agreement during 2015.  The loss of the supply of ZINK color thermal paper would have a material adverse effect on the sale of Printrex 920 printers and ZINK color thermal paper.

Canon, Inc. (“Canon”) is the sole supplier of inkjet cartridges and other consumable items (“Canon Consumables”) that are used in our Printrex 980 oil and gas printer.  The loss of supply of Canon Consumables would have a material adverse effect on the sale of Printrex 980 printers and the Canon Consumables.  We have a supply agreement with Canon to supply us with Canon Consumables until May 2017.  Prices under this agreement were fixed through May 2013, but may be changed during the remainder of the agreement if the exchange rate fluctuates significantly between the Japanese yen and the U.S. dollar.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  We hold 29 United States and 30 foreign patents and have 8 United States and 12 foreign patent applications pending pertaining to our products.  The duration of these patents range from 3 to 17 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Certain Customers
GTECH has been our most significant customer.  In December 2009, we signed a new five-year agreement effective November 20, 2009, with GTECH (the “GTECH Thermal Printer Agreement”).  Under the terms of the agreement, we provide GTECH with their latest generation thermal lottery printers for various lottery applications.  The terms of the agreement require that GTECH exclusively purchase all of its requirements for thermal on-line lottery printers from us and that we exclusively sell such printers to GTECH through May 8, 2015.  We are currently in negotiations with GTECH to extend the agreement.

Sales to GTECH and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2014	2013	2012
GTECH	16%	12%	18%
Eurocoin Ltd.	11%	12%	15%

Backlog
Our backlog of firm orders was approximately $11,356,000 as of February 27, 2015, compared to $4,778,000 as of February 28, 2014.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2015.

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

In the banking and POS market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell.  We also compete, to a much lesser extent, with CognitiveTPG, Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Industries, Inc., Addmaster, and Samsung/Bixolon.  Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $4,302,000, $4,065,000, and $4,239,000 in 2014, 2013 and 2012, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for sale to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM, , which enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $169,000 and $370,000 as of December 31, 2014 and 2013, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $201,000, $199,000, and $189,000 in 2014, 2013 and 2012, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2014, TransAct and our subsidiaries employed 129 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 16 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks related to our foreign operations are described in Item 1A below.

Trademarks, Service Marks and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this annual report on Form 10-K are the property of their respective owners. The trademarks we own include TransAct®, EPICENTRAL®, Ithaca®, RESPONDER® and Printrex®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

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
The success of newer products such as the Ithaca® 9700 food safety terminal and the Printrex® 920 and Printrex® 980 oil and gas color printers is dependent on how quickly customers in the related markets accept them given the very little market penetration these products have experienced since they are new and innovative and have limited competition. Additionally, the success of innovative technology, such as printing coupons and promotions at the slot machine using EPICENTRAL™, is dependent on our casino customers' acceptance of such technology.  While we have designed EPICENTRAL™ to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

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
Third parties may claim that we violated their intellectual property rights. To the extent of a violation of a third party’s patent or other intellectual property right, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Refer to Item 3. “Legal Proceedings” for discussion surrounding litigation we were involved in regarding alleged misappropriation of unspecified trade secrets and confidential information.

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

We have outsourced a large portion of the assembly of our printers to four contract manufacturers and will be dependent on them for the manufacturing of such printers.  A failure by these contract manufacturers, or any disruption in such manufacturing or the flow of product from these manufacturers, may adversely affect our business results.
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers to contract manufacturers in Asia.  Approximately 80% of our printer manufacturing is conducted by one third party manufacturer in Asia.

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

In addition, if any of our contract manufacturers experiences business difficulties or fails to meet our manufacturing needs, then we may be unable to meet production requirements, may lose revenue and may not be able to maintain relationships with our customers.  Without the contract manufacturers continuing to manufacture our products and the continuing operation of the contract manufacturers’ facilities, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

Political, social or economic instability in regions in which our manufacturers are located, could cause disruptions in trade, including exports to the U.S.
A significant portion of our printers are manufactured by contract manufacturers overseas and are exported to the U.S.  Any such disruption in trade, including exports to the U.S., could adversely affect our business results.  Events that could cause disruptions to such exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;
•	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;
•	the imposition of additional duties, tariffs and other charges on imports and exports;
•	economic uncertainties and adverse economic conditions (including inflation and recession);
•	fluctuations in the value of the U.S. Dollar against foreign currencies;
•	significant labor disputes, such as dock strikes;
•	significant delays in the delivery of cargo due to port security considerations;
•	financial or political instability in any of the countries in which our printers are manufactured.

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

There can be no assurance that we will be able to successfully implement our growth strategy, or that we can successfully manage expanded operations, if they occur.  As we expand, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion.  Failure to manage growth effectively could adversely affect our results of operations and financial condition.

We compete in highly competitive markets, which are likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.
We face significant competition in developing and selling our printers, terminals, software, transaction supplies and services.  Our principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

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
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2014, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 24,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2014 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.
Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and Printrex and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Global engineering, design, assembly and service facility	73,900	Leased	May 31, 2016
Las Vegas, Nevada	Service center and casino and gaming sales office	13,700	Leased	December 31, 2016
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Houston, Texas	Sales office and service center	1,350	Leased	April 30, 2015
Georgia and New York	Two regional sales offices	300	Leased	Various
Macau, China	Sales office	180	Leased	June 30, 2015
		103,330

Item 3. Legal Proceedings.

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio (the “AD Lawsuit”).  The complaint alleged that this former employee and the Company misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, the Company opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request of an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, the Company filed its answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, the Company filed a motion for summary judgment seeking judgment in favor of the Company on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, the Company opposed both of AD’s motions, and AD opposed the Company’s motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, the Company agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on the Company’s food safety terminals at an estimated cost of $25,000.  The Company recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 27, 2015, there were 379 holders of record of the common stock.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2014 and 2013 were as follows:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	High	Low	High	Low
First Quarter	$12.99	$9.80	$8.20	$7.15
Second Quarter	11.50	9.12	8.50	7.22
Third Quarter	10.44	6.45	13.19	7.75
Fourth Quarter	6.95	5.19	15.23	11.54

In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,556,000 or $0.31 per share and $2,317,000 or $0.27 per share, in 2014 and 2013, respectively . On February 4, 2015, our Board of Directors approved the first quarter 2015 dividend in the amount of $0.08 per share payable on or about March 13, 2015 to common shareholders of record at the close of business on February 20, 2015.

Issuer Purchases of Equity Securities
On August 11, 2014, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to a Rule 10b5-1 trading plan though our Board ended this trading plan effective March 31, 2015.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From August 11, 2014 through December 31, 2014, we purchased 434,998 shares of our common stock for approximately $2,634,000 at an average price per share of $6.06.  In 2013, under a prior purchase program and an open market transaction, we purchased 604,161 shares of common stock for approximately $5,194,000 at an average price of $8.60.  From January 1, 2005 through December 31, 2014, we repurchased a total of 3,222,036 shares of common stock for approximately $25,161,000, at an average price of $7.81 per share.  See “Liquidity and Capital Resources” below for more information.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2009 through December 31, 2014, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index. The graph assumes that $100 was invested on December 31, 2009 in each of TransAct’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

TransAct Technologies Incorporated Common Stock
Total Return Index for the Nasdaq Stock Market (US)
Nasdaq Computer Manufacturer Stocks Index
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
TransAct Technologies Incorporated Common Stock	$100.00	$135.73	$104.61	$104.03	$180.55	$78.82
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$117.55	$117.91	$137.29	$183.26	$206.09
Nasdaq Computer Manufacturer Stocks Index	$100.00	$123.53	$129.51	$155.26	$182.65	$247.60

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net sales	$53,108	$60,141	$68,386	$65,969	$63,194
Gross profit	21,711	25,092	25,982	24,626	22,548
Operating expenses	25,483	18,475	20,380	17,637	16,687
Operating (loss) income	(3,772)	6,617	5,602	6,989	5,861
Net (loss) income	(2,421)	4,935	3,621	4,676	3,904
Net (loss) income per share:
Basic	(0.29)	0.57	0.40	0.50	0.42
Diluted	(0.29)	0.57	0.40	0.49	0.41
Dividends declared and paid per share	0.31	0.27	0.06	-	-

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$35,491	$40,408	$45,228	$42,740	$43,621
Working capital	18,361	24,871	25,492	27,222	25,525
Shareholders’ equity	25,394	32,521	33,369	35,313	31,134

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

Overview
During 2014, we completed the transition of our business towards new, value-added products and technologies that address large and diversified growth markets while moving away from the low margin, commoditized POS market.  During the past three years we have spent significant time and resources developing new products such as the Ithaca® 9700 food safety terminal, EPICENTRAL™ software for the casino and gaming industry and our Printrex® 920 and 980 color printers for the oil and gas industry.  With this development phase now behind us, we can reduce these expenses going forward as we believe we now have the right products to effectively compete in our markets.

During 2014, our sales and operating results declined due mainly to what we believe is a general weakness in the replacement cycle in the domestic casino and gaming market.  In an effort to address the ongoing challenges of the domestic casino market and the related impact to our operating results, during the fourth quarter of 2014 we initiated cost reduction actions that will reduce expenses by at least $1 million on an annual basis beginning in the first quarter of 2015.  While it is difficult to predict when a rebound will occur in the domestic casino and gaming market, with a lower overall cost structure and focus on sales execution we expect 2015 to be a much improved year..

During 2014, our total net sales decreased 12% to approximately $53,108,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Food safety, banking and POS	$9,308	17.5%	$11,296	18.8%	$(1,988)	(17.6%)
Casino and gaming	22,731	42.8%	27,300	45.4%	(4,569)	(16.7%)
Lottery	4,761	9.0%	4,450	7.4%	311	7.0%
Printrex	3,910	7.4%	4,335	7.2%	(425)	(9.8%)
TSG	12,398	23.3%	12,760	21.2%	(362)	(2.8%)
Total net sales	$53,108	100.0%	$60,141	100.0%	$(7,033)	(11.7%)

Sales of our food safety, banking and POS products decreased 18% in 2014 compared to 2013.  During 2014, our Ithaca® 9700 food safety terminal sales declined 50% due to a large initial stocking order to a distributor that occurred in 2013 that did not repeat in 2014.  However, we expect this distributor to begin ordering product again in 2015.  However, we have received corporate approval from a growing number of large, national brand restaurants for the Ithaca 9700 and we expect this product to be a significant contributor to our revenue growth in 2015 and beyond.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Opportunities in the banking market are project oriented and, as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2014, our banking printer sales decreased 31%.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant, hospitality and specialty retail markets.  Sales of our POS printers increased 9% in 2014 primarily driven by sales of our Ithaca ® 9000 printers to McDonald’s as they accelerated a rollout of these printers for a new initiative.  Our focus for 2015 will be on sales execution with the goal of increasing market penetration with each of our new products.

Sales of our casino and gaming products decreased 17% in 2014 compared to 2013.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts, worldwide. Additionally, we supplement these printer sales with revenue from EPICENTRAL™ - our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them real time at the slot machine. Domestic casino and gaming sales decreased 32%, from  general weakness in the replacement cycle in the domestic casino market, as well as a large replacement of a certain OEM’s slot machines at a multi-property casino group in 2013 that did not repeat in 2014. In addition, EPICENTRAL ™ software sales decreased 47% due to only one installation 2014 compared to six completed installations during 2013.   International sales increased by 3%, primarily due to a 3% increase in sales of our thermal casino printers when compared to 2013 and the sale of an EPICENTRAL™ software system internationally during 2014.  These increases were partially offset by a 13% decline in sales of our off-premises thermal gaming printers, mainly from our European distributor and Australian and Asian customers.

In the lottery market, we continue to hold a leading position based on our long-term exclusive relationship with GTECH, our largest customer and the world’s largest provider of lottery terminals.  GTECH has been our customer since 1995, and we continue to maintain a good relationship with them.  In 2009 we expanded our long-standing relationship with GTECH by executing a new exclusive purchase agreement to develop and supply them with their next generation online thermal lottery printer.  Pursuant to this agreement, GTECH exclusively purchases all of its requirements for thermal on-line lottery printers from us and we exclusively sell such printers to GTECH through May 8, 2015.  Currently, we fulfill substantially all of GTECH’s printer requirements for lottery terminal installations and upgrades worldwide.  During 2014, total printer sales to GTECH increased approximately 7%, compared to 2013. Our sales to GTECH each year are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs and are not indicative of GTECH’s overall business or revenue.  However based on current orders and forecasts from GTECH, we expect sales in 2015 to be higher than in 2014, especially during the first half of 2015.

Sales of our Printrex branded printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. During 2014, we had solid revenue contributions from our new Printrex® 920 and Printrex® 980 oil and gas color printers developed in 2012.  We believe that over time, sales of our color printers will increase as these printers provide customers with more value as data printed in color is easier to read and analyze than the same data printed in black and white. Despite the increase in color printer sales, Printrex printer sales for 2014 decreased by approximately 10% primarily due to the negative impact of steeply declining worldwide oil prices, as well as an 11% decline in the medical and mobile market. In 2015, we expect initial revenue contributions from the Responder MP2™, as we plan to introduce our first printer for the large machine-to-machine (M2M) vertical market.  The Responder MP2™ is an all-in-one mobile printing solution for a number of vehicles, including fire, police, EMS, insurance, public utilities and delivery.

Our TSG group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales decreased 3% in 2014 from 2013 primarily due to lower sales of non-Printrex consumables compared to 2013 from the effect of lower HP inkjet cartridge sales as we deemphasize our focus on this commoditized product.  This decrease was partially offset by higher replacement part sales and Printrex color printer consumable sales which should continue to increase as the installed base of these printers grows.

Operationally, our gross margin declined to 40.9% from 41.7% in 2013. Our gross margin for 2014 was impacted by lower sales of our higher margin value-added casino printers, food safety terminals and EPICENTRAL® installations compared to 2013.  In 2014 we incurred a negative operating margin of 7.1% compared to a positive operating margin of 11.0% in 2013.  The negative operating margin in 2014 resulted mainly from $5.5 million in legal and settlement expenses we incurred related to the AD Lawsuit that we settled in March 2015 and to a lesser extent, lower gross margins due to sales declines.

We reported a net loss of $2,421,000 and net loss per diluted share of $0.29 for 2014, compared to net income of $4,935,000 and net income per diluted share of $0.57 in 2013.  In terms of cash flow for 2014, we experienced a very strong year, generating over $6.0 million of cash from operating activities.  We also returned almost $5,200,000 to our shareholders in the form of $2,634,000 for treasury share repurchases and $2,556,000 for cash dividends while still finishing the year with cash and cash equivalents of $3,131,000 and no debt on our Consolidated Balance Sheet at December 31, 2014.

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

Our software solution, EPICENTRALTM, enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ contains both software and hardware that are integrated to deliver the system’s full functionality.  These arrangements are accounted for in accordance with ASC 605-25, “Multiple-Element Arrangements”.  EPICENTRAL™ can also include an additional software offering, Mobile Host, that allows the customer to access certain applications on mobile devices.  Mobile Host is accounted for in accordance with ASC 985-605, “Software” as Mobile Host software does not function together with the hardware device to deliver its essential functionality.

Revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer with the exception of any amount allocated to free maintenance which is deferred and recognized over the initial maintenance period, generally one year.

For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.   When we enter into a multiple deliverable arrangement, we also determine whether revenue arrangements consist of more than one unit of accounting.  At that time, we allocate arrangement consideration to the separate units of accounting based on a relative selling price hierarchy, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions. The relative selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) to the extent that VSOE or TPE are not available.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2014 was approximately $100,000, or approximately 1.1% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $1,341,000 of unamortized definite-lived intangible assets at December 31, 2014. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2014 when the impairment review is performed.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2014 and 2013, a contingent liability of $0 and $60,000, respectively, was recorded in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. The decrease of $60,000 was the result of our revised estimate of the expected payout in connection with this arrangement primarily due to changes in probabilities and decreases in revenue and gross margin estimates, and was credited to general and administrative expense during 2014. See Note 3 to the Consolidated Financial Statements for further discussion.

Share-Based Compensation – We calculate share-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The determination of these assumptions is based on past history and future expectations, and is subject to judgment.  To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2014 compared to year ended December 31, 2013

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2014 and 2013 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Food safety, banking and POS	$9,308	17.5%	$11,296	18.8%	$(1,988)	(17.6%)
Casino and gaming	22,731	42.8%	27,300	45.4%	(4,569)	(16.7%)
Lottery	4,761	9.0%	4,450	7.4%	311	7.0%
Printrex	3,910	7.4%	4,335	7.2%	(425)	(9.8%)
TSG	12,398	23.3%	12,760	21.2%	(362)	(2.8%)
	$53,108	100.0%	$60,141	100.0%	$(7,033)	(11.7%)

International*	$14,541	27.4%	$13,764	22.9%	$777	5.6%

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2014 decreased $7,033,000, or 12%, from 2013.  Printer and terminal sales volume decreased 10% to approximately 138,000 units primarily due to declines in the casino and gaming, and food safety, banking and POS markets, of 15% and 7%, respectively. The average selling price of our printers decreased approximately 3% from 2013 to 2014 due primarily to lower sales of our food safety terminals which have a significantly higher average selling price than most of our other printers.  Overall, international sales increased $777,000, or 6%, primarily driven by higher sales in both the international casino and gaming and TSG markets.

Food safety, banking and POS:  Revenue from the food safety, banking and POS market includes sales of food safety terminals-hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food rotation and spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations. A summary of sales of our worldwide food safety, banking and POS products for the years ended December 31, 2014 and 2013 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$8,984	96.5%	$10,956	97.0%	$(1,972)	(18.0%)
International	324	3.5%	340	3.0%	(16)	(4.7%)
	$9,308	100.0%	$11,296	100.0%	$(1,988)	(17.6%)

The decrease in domestic food safety, banking and POS product revenue from 2013 was primarily driven by lower sales from our Ithaca® 9700 food safety terminal due to a large initial stocking order to a distributor that occurred in 2013 and did not repeat in 2014. We expect this distributor to begin ordering products again in 2015.  This decrease was partially offset by higher sales of our Ithaca® 9000 printers to McDonald’s during 2014 compared to 2013, as they accelerated a  rollout of these printers for a new initiative.

International food safety, banking and POS printer sales for 2014 were relatively consistent with 2013.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution, EPICENTRALTM, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2014 and 2013 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$10,437	45.9%	$15,367	56.3%	$(4,930)	(32.1%)
International	12,294	54.1%	11,933	43.7%	361	3.0%
	$22,731	100.0%	$27,300	100.0%	$(4,569)	(16.7%)

The decrease in both domestic hardware and software casino and gaming sales from 2013 resulted primarily from general weakness in the replacement cycle in the domestic casino market, as well as a large replacement of a certain OEM’s slot machines at a multi-property casino group in 2013 that did not repeat in 2014.  Domestic sales of our thermal Epic 950 gaming printer decreased 27% in 2014 compared to 2013.  In addition EPICENTRAL™ software sales fell 78% in 2014 compared to 2013 due to no new domestic installations occurring in 2014 compared to five installations in 2013.

The increase in international sales is due to an increase in sales of our thermal EPIC 950 printer and EPICENTRALTM software sales of 4% and 106%, respectively.  The increase in EPICENTRAL™ software sales is due to one large multi-property installation for a customer in South America in 2014 compared to two smaller installations in 2013.  These increases were partially offset by decreased sales of our off-premises thermal gaming printers of 13% in 2014 when compared to 2013.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2014 and 2013 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$4,682	98.3%	$4,417	99.3%	$265	6.0%
International	79	1.7%	33	0.7%	46	139.4%
	$4,761	100.0%	$4,450	100.0%	$311	7.0%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders and customer’s forecast, we expect total sales to GTECH for 2015 to be higher than those reported in 2014, especially in the first half of 2015.

Printrex:  Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$3,352	85.7%	$3,712	85.6%	$(360)	(9.7%)
International	558	14.3%	623	14.4%	(65)	(10.4%)
	$3,910	100.0%	$4,335	100.0%	$(425)	(9.8%)

The decrease in Printrex printers is primarily due to 9% lower worldwide sales of printers in the oil and gas market due to the negative impact of steeply declining worldwide oil prices which we expect will continue to negatively impact our sales during 2015.  In addition, worldwide sales of our medical and mobile printers declined 11% due to lower sales to a medical printer customer that began to phase out the use of our printer during 2014.  We expect our last sale to this customer to occur in the first quarter of 2015 with no future expected shipments.  Due to the low margin on this product, we do not believe the loss of this customer will have a material adverse impact to our 2014 operating results.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2014 and 2013 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$11,112	89.6%	$11,925	93.5%	$(813)	(6.8%)
International	1,286	10.4%	835	6.5%	451	54.0%
	$12,398	100.0%	$12,760	100.0%	$(362)	(2.8%)

The decrease in domestic revenue from TSG is primarily due to a 15% decrease in sales of non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product. As a result, we expect sales of HP inkjet cartridges to continue to decline in 2015.  In addition, service revenue declined by 29%, largely due to a 57% decline in paper testing service revenue as we performed fewer tests in 2014 than in 2013, as well as lower maintenance and repair revenue from fewer service contracts.  These decreases were partially offset by a 10% increase in sales of replacement parts as well as a 78% increase of consumables for our new Printrex color printers, which we expect to continue to increase during 2015 as the installed base of these printers grows.

Internationally, TSG revenue increased due primarily to higher sales of replacement parts and accessories as compared to 2013.  We expect TSG sales in 2015 to be relatively consistent with 2014, as we expect lower HP inkjet cartridges will offset higher expected sales of consumables from our newly launched Printrex color oil and gas printers.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$21,711	$25,092	(13.5%)	40.9%	41.7%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of EPICENTRAL®.  Gross profit decreased $3,381,000, or 14%, on 12% lower sales volume and a slightly less favorable sales mix.  Additionally, our gross margin declined by 80 basis points due to lower sales contributions from our value-added Ithaca® 9700 food safety terminals, casino printers and EPICENTRAL™ software.  We expect our gross margin for 2015 to increase as we expect to benefit from increased sales of our newer, value-added products, as well as cost reduction initiatives we initiated in the fourth quarter 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$4,302	$4,065	5.8%	8.1%	6.8%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $237,000, or 6%, due primarily to additional engineering staff and higher pre-production expenses related to new product development for the new products we launched in 2014. We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction actions we initiated in the fourth quarter 2014.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$7,920	$7,346	7.8%	14.9%	12.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $574,000, or 8%, primarily due to the planned investment in new sales and marketing staff to support our new products, a full year of commissions to our new casino and gaming distributor added in late 2013, Suzo Happ, and increased marketing spend to support our newly launched products in 2014.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$7,756	$6,588	17.7%	14.6%	11.0%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $1,168,000, or 18%, due primarily to changes in the accrued contingent consideration liability to be paid in connection with the acquisition of Printrex.  In 2014, we reduced the contingent consideration liability by $60,000  to zero, compared to a reduction of $900,000 in 2013.  Excluding the changes we recorded to the contingent consideration liability, general and administrative expenses increased $328,000, or 4% in 2014 compared to 2013.  This increase is primarily due to higher severance costs related to the cost reduction initiatives we initiated in the fourth quarter 2014.  We expect general and administrative expenses to be relatively consistent with 2014.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fees and settlement expenses information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$5,505	$476	1,056.5%	10.4%	0.8%

As disclosed in Note 11 to the Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. In connection with this lawsuit, we incurred legal fees and settlement expenses of $5,505,000 and $476,000 in 2014 and 2013, respectively. We expect legal fees related to the lawsuit will  be approximately $2,000,000 for the first quarter of 2015.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any additional expenses related to the lawsuit beyond the first quarter of 2015.

Operating Income (Loss). Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales – 2014	Total Sales – 2013
Year ended	$(3,772)	$6,617	(157.0%)	(7.1%)	11.0%

The decrease in our operating income and operating margin was primarily due to higher legal fees and $3,625,000 of settlement expenses related to the lawsuit with AD that we settled in March 2015 as well as a 12% decline in sales.  In addition, our operating margin for 2013 benefited by 150 basis points from the $900,000 reduction in the Printrex accrued contingent consideration liability.

Interest.  We recorded net interest expense of $49,000 in 2014 compared to net interest expense of $23,000 in 2013.  The increase in net interest expense is primarily due to lower interest income earned on a lower average cash balance during 2014, as we used a significant amount of our cash to repurchase our common stock and pay cash dividends during the latter half of 2013 and 2014.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2014 and 2013.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $33,000 in 2014 compared to $63,000 in 2013.  The change was primarily due to a $60,000 loss from the disposal of certain tooling equipment during 2013 somewhat offset by higher foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2014 compared to 2013.

Income Taxes.  We recorded an income tax benefit for 2014 of $1,433,000 at an effective tax rate of 37.2% compared to an income tax provision of $1,596,000 at an effective tax rate of 24.4% for 2013.  Our effective tax rate for 2013 was unusually low because it included; (1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and (2) the benefit from both the 2012 and 2013 R&D credit, as the credit for 2012 was not renewed until January 2, 2013.  We expect our annual effective tax rate for 2015 to be between 35% and 36%.

Net Income.  We reported a net loss during 2014 of $2,421,000, or $(0.29), per diluted share, compared to net income of $4,935,000, or $0.57, per diluted share, for 2013.

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

Casino and gaming:  A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2013 and 2012 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2013		December 31, 2012		$	%
Domestic	$15,367	56.3%	$14,283	49.0%	$1,084	7.6%
International	11,933	43.7%	14,846	51.0%	(2,913)	(19.6%)
	$27,300	100.0%	$29,129	100.0%	$(1,829)	(6.3%)

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

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  However, sales for 2012 were unusually high as GTECH made a final purchase for an older generation lottery printer that we discontinued production for at the end of 2012.  .

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

Engineering, design and product development expenses decreased $174,000, or 4%, due primarily to lower outside testing and pre-production expenses related to new product development from the four new products we launched in 2012.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2013	2012	Change	Total Sales - 2013	Total Sales - 2012
Year ended	$7,346	$6,637	10.7%	12.2%	9.7%

Selling and marketing expenses  increased $709,000, or 11%, primarily due to the addition of new sales staff and increased marketing spend to support our newly launched products.

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

As disclosed in Note 11 to the Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and other related expenses of $476,000 and $1,533,000 in 2013 and 2012, respectively.

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

Interest.  We recorded net interest expense of $23,000 in 2013 compared to net interest income of $6,000 in 2012.  The decrease in net interest income was primarily due to lower interest income earned on a lower average cash balance, as we used a significant amount of our cash (approximately $7,511,000) to repurchase our common stock and pay cash dividends in 2013.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2013 and 2012.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $63,000 in 2013 compared to $23,000 in 2012.  The change was primarily due to a loss from the disposal of certain tooling equipment during 2013 of $60,000 offset by lower foreign currency transaction exchange losses recorded by our U.K. subsidiary in 2013 compared to 2012.

Income Taxes.  We recorded an income tax provision for 2013 of $1,596,000 at an effective tax rate of 24.4% compared to $1,964,000 at an effective tax rate of 35.2% for 2012.  Our effective tax rate for 2013 was unusually low because it included: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 R&D credit of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012

Net Income.  We reported net income during 2013 of $4,935,000, or $0.57, per diluted share, compared to $3,621,000, or $0.40, per diluted share, for 2012.

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

Cash Flow
During 2014, our cash balance increased $195,000, or 7%, from December 31, 2013 as we returned a substantial portion of our cash flow to shareholders in the form of $2,634,000 of repurchases of our common stock and $2,556,000 of cash dividends paid to common shareholders.  Even after funding these items and our capital expenditures, we still ended 2014 with $3,131,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $6,053,000 in 2014 as compared to $2,493,000 in 2013. During 2014:

•	We reported a net loss of $2,421,000.
•	We recorded depreciation, amortization and share-based compensation expense of $1,951,000.
•	Accounts receivable decreased $4,139,000 due primarily to lower sales volume during the fourth quarter 2014 compared to the fourth quarter of 2013 in addition to improved collections.
•
Inventories decreased $1,703,000 due to the sell through of inventory on hand during 2014 compared to increasing stocking levels of our new food safety and Printrex products during 2013. We expect our inventories to steadily decline in 2015, beginning in the second quarter, as we sell through this inventory buildup.

•	Accounts payable decreased $2,384,000 due to primarily to lower inventory purchases made during the fourth quarter of 2014 compared to the fourth quarter of 2013, as well as the timing of payments.
•	Accrued liabilities and other liabilities increased $1,022,000 due primarily to higher legal expenses related to the AD Lawsuit and higher accrued incentive compensation in 2014 compared to 2013.
•
We recorded accrued lawsuit settlement expenses of $3,625,000 related to the settlement with AD.  See Note 11 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further information on the settlement charges recorded.

During 2013:
•	We reported net income of $4,935,000.
•	We recorded depreciation, amortization and share-based compensation expense of $2,262,000.
•	Accounts receivable decreased $2,685,000 due primarily to significantly lower sales volume during the fourth quarter of 2013 compared to the fourth quarter of 2012.
•	Inventories increased $3,189,000 as we increased stocking levels of our new food safety and Printrex products during 2013 in anticipation of higher expected sales volume.
•	Accounts payable decreased $1,674,000 due to primarily to lower inventory purchases made during the fourth quarter of 2013 compared to the fourth quarter of 2012, as well as the timing of payments.
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

Investing activities:  Our capital expenditures were $660,000 and $709,000 in 2014 and 2013, respectively.  Expenditures in 2014 included approximately $385,000 for costs incurred for the purchase of new product tooling, $39,000 for costs incurred in connection with an enhancement to the Company’s ERP software and the remaining amount primarily for the purchase of manufacturing equipment and computer equipment.  Additionally, our capitalized software development costs for EPICENTRAL™ were $0 and $42,000 in 2014 and 2013, respectively.

Capital expenditures for 2015 are expected to be approximately $800,000, primarily for new product tooling, and tooling enhancements for our existing products, as well as for new computer equipment purchases.

Financing activities:  We used $5,178,000 of cash from financing activities during 2014 to purchase $2,634,000 of common stock for treasury, to pay cash dividends of $2,556,000 to common shareholders and $8,000 in financing costs associated with our amended TD Bank Credit Facility (as discussed below), partially offset by proceeds and tax benefits from stock option exercises of $20,000. During 2013, we used $6,334,000 of cash from financing activities during 2014 to purchase $5,194,000 of common stock for treasury and to pay cash dividends of $2,317,000 to common shareholders partially offset by proceeds and tax benefits from stock option exercises of $1,177,000.

Working Capital
Our working capital decreased approximately 26% to $18,361,000 at December 31, 2014 from $24,871,000 at December 31, 2013.  Our current ratio of current assets to current liabilities decreased from 4.4 at December 31, 2013 to 2.9 at December 2014.  The decrease in both our working capital and current ratio was primarily due to the settlement accrual related to the AD Lawsuit in 2014, as well as lower accounts receivable resulting from lower sales in 2014 and declining inventory levels.

Resource Sufficiency
We believe that our cash and cash equivalents on hand, cash flows generated from operating activities and borrowings available under our TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, fund $3,625,000 of accrued settlement expenses related to the settlement of the AD Lawsuit, finance our capital expenditures, treasury stock repurchases, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings

We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”) which provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $8,000.  The amendment increases the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses (including the $3,625,000 of accrued settlement expenses related to the AD Lawsuit; and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2014.  The following table lists the financial covenants and the performance measurements at December 31, 2014:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2014
Operating cash flow / Total debt service	Minimum of 1.25 times	16.0 times
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2014, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,556,000 or $0.31 per share and $2,317,000 or $0.27 per share, in 2014 and 2013, respectively. On February 4, 2015, our Board of Directors approved the first quarter 2015 dividend in the amount of $0.08 per share payable on or about March 13, 2015 to common shareholders of record at the close of business on February 20, 2015.  We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2015.

Stock Repurchase Program
On August 11, 2014, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program (the “10b5-1 Plan) to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to a Rule 10b5-1 trading plan though our Board ended this trading plan effective March 31, 2015.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From August 11, 2014 through December 31, 2014, we purchased 434,998 shares of our common stock for approximately $2,634,000 at an average price per share of $6.06.  In 2013, under a prior repurchase program and an open market transaction, we repurchased 604,161 shares of common stock for approximately $5,194,000 at an average price of $8.60.  From January 1, 2005 through December 31, 2014, we repurchased a total of 3,222,036 shares of common stock for approximately $25,161,000, at an average price of $7.81 per share.  As of December 31, 2014, approximately $4,866,000 and $2,192,000 remains authorized for future repurchases under the Stock Repurchase Program and 10b5-1 Plan, respectively. The following table summarizes the repurchase of our common stock for the year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the August 2014 Program
July 1, 2014 –July 31, 2014	-	-	-	$7,500,000
August 1, 2014 – August 31, 2014	66,771	7.49	66,771	$7,000,000
September 1, 2014 – September 30, 2014	42,192	7.72	42,192	$6,674,000
October 1, 2014 – October 31, 2014	-	-	-	$6,674,000
November 1, 2014 – November 30, 2014	215,400	5.54	215,400	$5,481,000
December 1, 2014 – December 31, 2014	110,635	5.56	110,635	$4,866,000
Total	434,998	$6.06	434,998

Shareholders’ Equity
Shareholders’ equity decreased $7,127,000 to $25,394,000 at December 31, 2014 from $32,521,000 at December 31, 2013.  The decrease was primarily due to our purchase of 434,998 shares of treasury stock for $2,634,000, dividend payments of $2,556,000 and a net loss of $2,421,000. These decreases were partially offset by proceeds and the associated incremental tax benefits of approximately $20,000 from the issuance of 6,000 shares of common stock from stock option exercises, share-based compensation expense related to stock options of $506,000 and approximately $56,000 from the issuance of 9,939 shares of deferred stock units, net of relinquishments.

Off Balance Sheet Arrangements
As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of December 31, 2014 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$1,525	$850	$670	$5	$-
Purchase obligations	6,963	$6,833	$130	-	-
Lawsuit settlement obligations	3,600	3,600	-	-	-
Total	$12,088	$11,283	$800	$5	$-

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.  Lawsuit settlement obligations relate to amounts due to AD pursuant to a confidential settlement and release agreement.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  Despite continued growing transportation and commodity costs, we have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2015.  As such, we do not believe that inflation will have a significant impact on our business during 2015.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2014 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based upon that evaluation, our management, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed our internal control over financial reporting as of December 31, 2014.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement  for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the year covered by this Form 10-K and is incorporated herein by reference.

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	57	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	45	President, Chief Financial Officer, Treasurer and Secretary
Donald E. Brooks	62	Senior Vice President-Engineering
Tracey S. Chernay	55	Executive Vice President, Casino,Gaming Sales and Lottery
Andrew J. Hoffman	57	Senior Vice President, Operations
Andrew J. Newmark	56	Executive Vice President, Sales and Marketing

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

Tracey S. Chernay was appointed Executive Vice President, Casino and Gaming Sales and Marketing in June 2010, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Chernay served as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Senior Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Andrew J. Hoffman was appointed Senior Vice President, Operations for TransAct worldwide in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

Andrew Newmark joined TransAct on January 12, 2014 as Executive Vice President, Sales and Marketing with responsibility for the sales and marketing of all TransAct products.  Prior to joining TransAct, Mr. Newmark was an investor and consultant with Newmark Capital Management from 2009 to 2015.  From 2005 to 2009, Mr. Newmark was employed by Newell Rubbermaid as Vice President, Business Development and Strategy.  Until 2005, Mr. Newmark held the role of Senior Vice President with DYMO after CoStar, a company he co-founded in 1989, was purchased by DYMO.

Item 11. Executive Compensation.
The information in response to this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Set forth below is certain information regarding our equity compensation plans.  The remaining information in response to this item will be contained in the Proxy Statement and is incorporated herein by reference.

Information regarding our equity compensation plans as of December 31, 2014 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	808,306	$8.33	-
2014 Equity Incentive Plan	34,000	9.87	566,000
Total	842,306	$8.39	566,000

In May 2014, our shareholders approved the adoption of the 2014 Equity Incentive Plan.  The Company also maintains the 2005 Equity Incentive Plan which was approved by our shareholders, however no new awards will be available for future issuance under this Plan.  The number of shares of common stock which may be subject to awards granted under the 2014 Equity Incentive Plan is 600,000.

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

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 30, 2015
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 30, 2015
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ John M. Dillon	Director	March 30, 2015
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 30, 2015
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 30, 2015
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate..

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 30, 2015

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$3,131	$2,936
Accounts receivable, net	9,094	13,234
Inventories	11,806	13,509
Prepaid income taxes	409	390
Deferred tax assets	3,068	1,655
Other current assets	489	497
Total current assets	27,997	32,221

Fixed assets, net	2,438	2,732
Goodwill	2,621	2,621
Deferred tax assets	1,068	920
Intangible assets, net of accumulated amortization of $2,326 and $1,811, respectively	1,341	1,856
Other assets	26	58
	7,494	8,187
Total assets	$35,491	$40,408

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,365	$4,749
Accrued liabilities	3,320	2,215
Income taxes payable	13	26
Accrued contingent consideration (Note 3)	-	60
Accrued lawsuit settlement expenses (Note 11)	3,625	-
Deferred revenue	313	300
Total current liabilities	9,636	7,350

Deferred revenue, net of current portion	64	103
Deferred rent, net of current portion	172	244
Other liabilities	225	190
	461	537
Total liabilities	10,097	7,887
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2014 and 2013; 11,122,293 and 11,106,354 shares issued; 7,900,257 and 8,319,316 shares outstanding, at December 31, 2014 and 2013, respectively	111	111
Additional paid-in capital	28,167	27,674
Retained earnings	22,349	27,326
Accumulated other comprehensive loss, net of tax	(72)	(63)
Treasury stock, 3,222,036 and 2,787,038 shares, at cost	(25,161)	(22,527)
Total shareholders’ equity	25,394	32,521
Total liabilities and shareholders’ equity	$35,491	$40,408

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net sales	$53,108	$60,141	$68,386
Cost of sales	31,397	35,049	42,404

Gross profit	21,711	25,092	25,982

Operating expenses:
Engineering, design and product development	4,302	4,065	4,239
Selling and marketing	7,920	7,346	6,637
General and administrative	7,756	6,588	7,833
Legal fees and settlement expenses associated with lawsuit (Note 11)	5,505	476	1,533
Business consolidation and restructuring (Note 8)	-	-	138
	25,483	18,475	20,380

Operating income (loss)	(3,772)	6,617	5,602
Interest and other income (expense):
Interest expense	(61)	(64)	(61)
Interest income	12	41	67
Other, net	(33)	(63)	(23)
	(82)	(86)	(17)

Income (loss) before income taxes	(3,854)	6,531	5,585
Income tax (benefit) provision	(1,433)	1,596	1,964
Net (loss) income	$(2,421)	$4,935	$3,621

Net income(loss) per common share:
Basic	$(0.29)	$0.57	$0.40
Diluted	$(0.29)	$0.57	$0.40

Shares used in per-share calculation:
Basic	8,307	8,589	9,032
Diluted	8,307	8,703	9,121

Dividends declared and paid per common share:	$0.31	$0.27	$0.06

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(2,421)	$4,935	$3,621
Foreign currency translation adjustment, net of tax	(9)	(8)	16

Comprehensive (loss) income	$(2,430)	$4,927	$3,637
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	9,390,262	$108	$25,058	$21,613	$(11,395)	$(71)	$35,313
Issuance of shares from exercise of stock options	51,122	1	171	-	-	-	172
Issuance of deferred stock units	-	-	134	-	-	-	134
Tax benefit related to employee stock sales	-	-	57	-	-	-	57
Purchase of treasury stock	(721,184)	-	-	-	(5,938)	-	(5,938)
Dividends declared and paid on common stock	-	-	-	(526)	-	-	(526)
Share-based compensation expense	-	-	520	-	-	-	520
Foreign currency translation adj., net of tax	-	-	-	-	-	16	16
Net income	-	-	-	3,621	-	-	3,621
Balance, December 31, 2012	8,720,200	$109	$25,940	$24,708	$(17,333)	$(55)	$33,369
Issuance of shares from exercise of stock options	196,358	2	1,043	-	-	-	1,045
Issuance of deferred stock units	-	-	139	-	-	-	139
Issuance of common stock on deferred stock units, net of relinquishments	6,919	-	(28)	-	-	-	(28)
Tax benefit related to employee stock sales	-	-	132	-	-	-	132
Purchase of treasury stock	(604,161)	-	-	-	(5,194)	-	(5,194)
Dividends declared and paid on common stock	-	-	-	(2,317)	-	-	(2,317)
Share-based compensation expense	-	-	521	-	-	-	521
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(73)	-	-	-	(73)
Foreign currency translation adj., net of tax	-	-	-	-	-	(8)	(8)
Net income	-	-	-	4,935	-	-	4,935
Balance, December 31, 2013	8,319,316	$111	$27,674	$27,326	$(22,527)	$(63)	$32,521
Issuance of shares from exercise of stock options	6,000	-	13	-	-	-	13
Issuance of deferred stock units	-	-	100	-	-	-	100
Issuance of common stock on deferred stock units, net of relinquishments	9,939	-	(44)	-	-	-	(44)
Tax benefit related to employee stock sales	-	-	7	-	-	-	7
Purchase of treasury stock	(434,998)	-	-	-	(2,634)	-	(2,634)
Dividends declared and paid on common stock	-	-	-	(2,556)	-	-	(2,556)
Share-based compensation expense	-	-	506	-	-	-	506
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(89)	-	-	-	(89)
Foreign currency translation adj., net of tax	-	-	-	-	-	(9)	(9)
Net loss	-	-	-	(2,421)	-	-	(2,421)
Balance, December 31, 2014	7,900,257	$111	$28,167	$22,349	$(25,161)	$(72)	$25,394

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,421)	$4,935	$3,621
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	506	521	520
Incremental tax benefits from stock options exercised	(7)	(132)	(57)
Depreciation and amortization	1,445	1,741	1,758
Deferred income tax (benefit) provision	(1,558)	46	(95)
Loss (gain) on sale of fixed assets	28	60	(13)
Foreign currency transaction losses	7	3	34
Changes in operating assets and liabilities:
Accounts receivable	4,139	2,685	(6,332)
Inventories	1,703	(3,189)	3,684
Prepaid income taxes	(98)	(367)	479
Other current and long term assets	46	20	(154)
Accounts payable	(2,384)	(1,674)	3,403
Accrued lawsuit settlement expenses	3,625	-	-
Accrued liabilities and other liabilities	1,022	(2,156)	1,182
Net cash provided by operating activities	6,053	2,493	8,030

Cash flows from investing activities:
Capital expenditures	(660)	(709)	(1,082)
Additions to capitalized software	-	(42)	(35)
Proceeds from sale of fixed assets	-	5	15
Net cash used in investing activities	(660)	(746)	(1,102)

Cash flows from financing activities:
Proceeds from stock option exercises	13	1,045	172
Purchases of common stock for treasury	(2,634)	(5,194)	(5,938)
Payment of dividends on common stock	(2,556)	(2,317)	(526)
Incremental tax benefits from stock options exercised	7	132	57
Payment of deferred financing costs	(8)	-	(7)
Net cash used in financing activities	(5,178)	(6,334)	(6,242)

Effect of exchange rate changes on cash and cash equivalents	(20)	(14)	(12)

Increase (decrease) in cash and cash equivalents	195	(4,601)	674
Cash and cash equivalents, beginning of period	2,936	7,537	6,863
Cash and cash equivalents, end of period	$3,131	$2,936	$7,537

Supplemental cash flow information:
Interest paid	$49	$51	$51
Income taxes paid	173	2,585	912

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: market specific solutions, including printers, terminals, software and other products for transaction-based and other industries.  These industries include casino, gaming, lottery, banking, point-of-sale, food safety, oil and gas and medical and mobile.  Our printers are designed based on market-specific requirements and are sold under the Ithaca®, RESPONDER®, Epic, EPICENTRAL® and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer service, supplies and spare parts in addition to revenue from our software solution, the EPICENTRAL® Print System (“EPICENTRAL®”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.

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

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $100,000 as of December 31, 2014 and $63,000 as of December 31, 2013.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2014	2013	2012
Balance, beginning of period	$63	$66	$70
Additions charged to costs and expenses	37	-	-
Deductions	-	(3)	(4)
Balance, end of period	$100	$63	$66

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $925,000, $1,216,000 and $1,183,000 in 2014, 2013 and 2012, respectively.

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

2. Summary of significant accounting policies (continued)

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2014 when the impairment review is performed.

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

We have developed a software solution, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, “Multiple-Element Arrangements” and ASC 985-605, “Software.”  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ contains both software and hardware that are integrated to deliver the system’s full functionality.  These arrangements are accounted for in accordance with ASC 605-25, “Multiple-Element Arrangements”.  EPICENTRAL™ can also include an additional software offering, Mobile Host, that allows the customer to access certain applications on mobile devices.  Mobile Host is accounted for in accordance with ASC 985-605, “Software” as Mobile Host software does not function together with the hardware device to deliver its essential functionality.

Revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer with the exception of any amount allocated to free maintenance which is deferred and recognized over the initial maintenance period, generally one year.

For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.   When we enter into a multiple deliverable arrangement, we also determine whether revenue arrangements consist of more than one unit of accounting.  At that time, we allocate arrangement consideration to the separate units of accounting based on a relative selling price hierarchy, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions. The relative selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) to the extent that VSOE or TPE are not available.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:
	December 31,
	2014	2013
GTECH	15%	21%
Eurocoin	11%	22%
Suzo-Happ	23%	6%
CMC Daymark	11%	19%

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2014	2013	2012
GTECH	16%	12%	18%
Eurocoin	11%	12%	15%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2014	2013	2012
Balance, beginning of period	$366	$274	$421
Warranties issued	183	492	104
Warranty settlements	(262)	(400)	(251)
Balance, end of period	$287	$366	$274

Approximately $207,000 and $282,000 of the accrued product warranty liability were classified as current in Accrued liabilities at December 31, 2014 and 2013, respectively.  The remaining $80,000 and $84,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

Engineering, design and product development:  Research and development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded approximately $4,302,000, $4,065,000 and $4,239,000 of research and development expenses in 2014, 2013 and 2012, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010 we began the development of EPICENTRALTM and unamortized development costs for such software were approximately $169,000 and $370,000 as of December 31, 2014 and 2013, respectively.  The total amount charged to cost of sales for capitalized software development costs was approximately $201,000, $199,000 and $189,000 in 2014, 2013 and 2012, respectively. The weighted-average amortization period of unamortized capitalized software developments costs is approximately one year.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations, for 2014, 2013 and 2012 totaled $1,191,000, $1,058,000 and $949,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

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

2. Summary of significant accounting policies (continued)

Foreign currency translation:  The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related sales and expenses have been translated at the average exchange rate for the year, and shareholders’ equity has been translated at historical exchange rates.  The resulting translation gains or losses, net of tax, are recorded in shareholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in Other, net on the Consolidated Statements of Operations.

Share-based payments: At December 31, 2014, we had share-based employee compensation plans, which are described more fully in Note 12 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 14 - Earnings per share.

3. Contingent Consideration

In connection with a business acquisition on August 19, 2011, whereby we purchased substantially all of the assets of Printrex, Inc (“Printrex”), we entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  As of December 31, 2014, the undiscounted fair value related to the contingent liability was estimated to be zero and we do not expect to make a contingent consideration payment.  The fair value of the contingent consideration arrangement was $0 and $60,000 at December 31, 2014 and 2013, respectively, which were estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs.  During 2014 and 2013, the fair value of the contingent consideration was decreased by $60,000 and $900,000, respectively, and this credit is included in general and administrative expenses on the Consolidated Statements of Operations. No payments were made under the arrangement during 2014 as the underlying conditions of the contingent consideration arrangement were not satisfied.

4. Inventories

The components of inventories are:
	December 31,
(In thousands)	2014	2013
Raw materials and purchased component parts	$6,183	$7,263
Work-in-process	4	31
Finished goods	5,619	6,215
	$11,806	$13,509

5. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2014	2013
Tooling, machinery and equipment	$10,620	$12,066
Furniture and office equipment	1,489	1,492
Computer software and equipment	6,132	5,986
Leasehold improvements	1,952	1,926
	20,193	21,470
Less: Accumulated depreciation and amortization	(17,858)	(18,989)
	2,335	2,481
Construction in-process	103	251
	$2,438	$2,732

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2014		2013
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,604	$(1,172)	$1,604	$(924)
Customer relationships	1,300	(729)	1,300	(513)
Trademark	480	(162)	480	(113)
Covenant not to compete	146	(146)	146	(146)
Patents	57	(37)	57	(35)
Other	80	(80)	80	(80)
Total	$3,667	$(2,326)	$3,667	$(1,811)

Amortization expense was $515,000 in 2014, $513,000 in 2013 and $568,000 in 2012.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $456,000 in 2015; $333,000 in 2016; $244,000 in 2017; $102,000 in 2018; $99,000 in 2019 and $107,000 thereafter.

7. Accrued liabilities

The components of accrued liabilities are:
	December 31,
(In thousands)	2014	2013
Salaries and compensation related	$1,852	$1,447
Warranty	207	282
Professional and consulting	959	139
Other	302	347
	$3,320	$2,215

8. Restructuring activities

In January 2012, we determined that we no longer needed to maintain the existing Printrex manufacturing facility in San Jose, California, along with certain redundant headcount.  As a result, we incurred expenses of $138,000 in 2012 for employee termination benefits related to these employee reductions as well as moving costs and the closing of the San Jose manufacturing operations that was completed as of December 31, 2012.  This restructuring charge was recorded in accordance with ASC 420-10-25-4 “Exit or Disposal Cost Obligations” and is included within Business consolidation and restructuring expenses in the accompanying Consolidated Statements of Operations.  Cash payments made under this restructuring plan were completed by October 2012.

9. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $282,000, $265,000 and $280,000 in 2014, 2013 and 2012, respectively.

10. Borrowings

We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank) which provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit

Facility was $8,000 which will be amortized over the three year term.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses; and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2014.

As of December 31, 2014, undrawn commitments under the TD Bank Credit facility were $20,000,000.

11. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company and a former employee of the Company and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that this former employee and the Company misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against the Company from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, the Company filed its answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin the Company’s further sale and marketing of the food safety terminals, pending the appeals court's decision. On July 29, 2013, the Company opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in the Company’s favor and denied AD’s further request of an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, the Company filed its answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, the Company filed a motion for summary judgment seeking judgment in favor of the Company on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, the Company opposed both of AD’s motions, and AD opposed the Company’s motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, the Company agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on the Company’s food safety terminals at an estimated cost of $25,000.  The Company recorded the total expense of $3,625,000 in the fourth quarter as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.

At December 31, 2014, we were the lessee on operating leases for equipment and real property.  Rent expense was approximately $918,000, $918,000 and $1,005,000 in 2014, 2013 and 2012, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows: $850,000 in 2015; $584,000 in 2016; $86,000 in 2017; $4,000 in 2018 and $1,000 in 2019.

12. Stock incentive plans

Stock incentive plans.  We currently have two primary stock incentive plans: the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan, which provides for awards to executives, key employees, directors and consultants.  We previously maintained two other stock incentive plans, the 1996 Director’s Stock Plan and the 2001 Employee Stock Plan, both of which expired during 2014.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards will be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, we may authorize up to 600,000  shares of TransAct common stock.  At December 31, 2014, 566,000 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for  2014, 2013 and 2012 was $11.11, $7.94 and $6.91, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in  2014, 2013 and 2012 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2014	2013	2012
Expected option term	6.6 years	6.8 years	6.7 years
Expected volatility	53.8%	56.5%	57.8%
Risk-free interest rate	1.6%	0.8%	0.8%
Dividend yield	2.6%	3.1%	-%

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

Dividend Yield – We began paying a quarterly dividend to common shareholders in December 2012,. The dividend yield is calculated by dividing the annual dividend declared per common share by the weighted average market value of our common stock on the date of grant. An increase in the dividend yield will decrease compensation expense.

12. Stock incentive plans (continued)

For 2014, 2013 and 2012, we recorded $506,000, $521,000, and $520,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of approximately $377,000, $127,000, and $183,000 in 2014, 2013, and 2012 respectively, related to such share-based compensation.  At December 31, 2014, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Option activity in the 1996 Directors’ Stock Plan, 2001 Employee Stock Plan, 2005 Equity Incentive Plan and 2014 Equity Incentive Plan is summarized below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	718,475	$8.49
Granted	169,500	11.11
Exercised	(6,000)	2.18
Forfeited	(62,500)	8.51
Expired	(23,500)	31.58
Outstanding at December 31, 2014	795,975	$8.41	5.7 years	$87,000
Options exercisable at December 31, 2014	490,725	$7.72	4.1 years	$87,000
Options vested or expected to vest	784,108	$8.39	6.0 years	$87,000

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2014, unrecognized compensation cost related to stock options is approximately $955,000, which is expected to be recognized over a weighted average period of 2.5 years.

The total intrinsic value of stock options exercised was $20,000, $910,000 and $222,000 and the total fair value of stock options vested was $943,000, $815,000, and $641,000 during 2014, 2013 and 2012, respectively.  Cash received from option exercises was $13,000, $1,045,000 and $172,000 for 2014, 2013 and 2012, respectively.  We recorded a realized tax benefit in 2014, 2013 and 2012 from equity-based awards of $7,000, $132,000 and $57,000, respectively, related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows.

Restricted stock:  We paid a portion of the 2013, 2012 and 2011 incentive bonus for the chief executive officer and chief financial officer in the form of 8,663, 17,613 and 20,055 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital (net of share relinquishments) in the amounts of $56,000, $111,000 and $134,000 in 2014, 2013 and 2012, respectively.  Such deferred stock units were granted in March 2014, 2013 and 2012, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $8.07.

13. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Current:
Federal	$176	$1,479	$1,973
State	15	38	46
Foreign	12	33	40
	203	1,550	2,059
Deferred:
Federal	(1,653)	80	(116)
State	17	(34)	21
Foreign	-	-	-
	(1,636)	46	(95)
Income tax (benefit) provision	$(1,433)	$1,596	$1,964

13. Income taxes (continued)

Our effective tax rates were 37.2%, 24.4%, and 35.2% for 2014, 2013 and 2012, respectively.  Our effective tax rate for 2013 was unusually low because it included: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 federal research and development credit (“R&D credit”) of approximately $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012.

At December 31, 2014, we have no federal or state net operating loss carryforwards.  We have approximately $104,000 in R&D credit carryforwards that expire in 2034 and approximately $3,000 in state tax credit carryforwards that begin to expire in 2019.  Foreign (loss) income before taxes was $(56,000), $(29,000), and $92,000 in 2014, 2013, and 2012, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Foreign net operating losses	$282	$242
Capitalized research and development	-	68
Accrued lawsuit settlement expenses	1,262	-
Inventory reserves	1,063	1,050
Deferred revenue	56	59
Warranty reserve	100	127
Stock compensation expense	1,049	956
Other accrued compensation	406	-
Foreign tax and other credits	106	45
Other liabilities and reserves	312	491
Gross deferred tax assets	4,636	3,038
Valuation allowance	(282)	(242)
Net deferred tax assets	4,354	2,796

Deferred tax liabilities:
Depreciation	142	175
Other	76	46
Net deferred tax liabilities	218	221
Total net deferred tax assets	4,136	$2,575

A valuation allowance of $282,000 has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2014	2013	2012
Balance, beginning of period	$242	$216	$176
Additions charged to income tax provision	40	56	40
Reductions credited to income tax provision	-	(30)	-
Balance, end of period	$282	$242	$216

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:
	Year Ended December 31,
	2014	2013	2012

Federal statutory tax rate	34.0%	34.0%	34.0%
R&D credit	6.0	-	-
State income taxes, net of federal income taxes	(0.5)	0.1	0.8
Valuation allowance and tax accruals	(1.1)	0.9	0.9
Uncertain tax positions	(1.0)	-	-
Miscellaneous permanent items	(0.3)	(8.3)	(0.8)
Other	0.1	(2.3)	0.3
Effective tax rate	37.2%	24.4%	35.2%

13. Income taxes (continued)

At December 31, 2014 and 2013, we had approximately $124,000 and $106,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2014	2013
Unrecognized tax benefits as of January 1	$106	$251
Tax positions taken during the current period	18	79
Lapse of statute of limitations	-	(224)
Unrecognized tax benefits as of December 31	$124	$106

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

We do not anticipate that the total unrecognized tax benefits of approximately $124,000 will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2015.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2014 and 2013, we have approximately $20,000 and $10,000, respectively, of accrued interest and penalties related to uncertain tax positions.

14. Earnings per share

For 2014, 2013 and 2012, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(2,421)	$4,935	$3,621

Shares:
Basic: Weighted average common shares outstanding	8,307	8,589	9,032
Add: Dilutive effect of outstanding options as determined by the treasury stock method	-	114	89
Diluted: Weighted average common and common equivalent shares outstanding	8,307	8,703	9,121

Net (loss) income per common share:
Basic	$(0.29)	$0.57	$0.40
Diluted	(0.29)	0.57	0.40

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 311,000, and 585,125, at December 31, 2013 and 2012 respectively.  Regarding 2014, when a net loss is reported basic and diluted EPS are calculated using the same method.

15. Stock repurchase program

On August 11, 2014, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to a Rule 10b5-1 trading plan though our Board ended this trading plan effective March 31, 2015.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From August 11, 2014 through December 31, 2014, we purchased 434,998 shares of our common stock for approximately $2,634,000 at an average price per share of $6.06.  In 2013, under a prior repurchase program and an open market transaction, we purchased 604,161 shares of common stock for approximately $5,194,000 at an average price of $8.60.  From January 1, 2005 through December 31, 2014, we repurchased a total of 3,222,036 shares of common stock for approximately $25,161,000, at an average price of $7.81 per share.

16. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and vendor.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net sales:
United States	$38,567	$46,377	$49,932
International	14,541	13,764	18,454
Total	$53,108	$60,141	$68,386

Fixed assets, net:
United States	$1,490	$1,583	$1,941
International	948	1,149	1,361
Total	$2,438	$2,732	$3,302

Sales to international customers were approximately 27%, 23%, and 27% in 2014, 2013, and 2012 respectively.  Sales to Europe represented 49%, 52%, and 52%, sales to the Pacific Rim (which includes Australia and Asia) represented 33%, 26%, and 18%, and sales to Canada represented 5%, 10%, and 16% of total international sales in 2014, 2013, and 2012 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

17. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2014 and 2013 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2014:
Net sales	$13,619	$13,804	$13,389	$12,296
Gross profit	5,726	5,788	5,286	4,911
Net income (loss)	394	175	50	(3,040)
Net income (loss) per share:
Basic	0.05	0.02	0.01	(0.37)
Diluted	0.05	0.02	0.01	(0.37)

2013:
Net sales	$15,057	$15,788	$16,768	$12,528
Gross profit	6,433	6,452	7,206	5,001
Net income	1,160	1,215	1,451	1,109
Net income per share:
Basic	0.13	0.14	0.17	0.13
Diluted	0.13	0.14	0.17	0.13

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	2005 Equity Incentive Plan	(10)
10.2(x)	2014 Equity Incentive Plan	(3)
10.3(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.4(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(9)
10.5(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(13)
10.6(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(14)
10.7(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(14)
10.8(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(14)
10.9	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.10	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.11	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(8)
10.12	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(17)
10.13	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(9)
10.14	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(15)
10.15	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(11)
10.16	OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated November 20, 2009. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(15)
10.17	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(11)
10.18	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(12)
10.19	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(16)
10.20	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective September 7, 2012	(18)
10.21	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 26, 2014	(19)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed May 15, 2014 is incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(8)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, is incorporated by reference.
(9)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(11)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, is incorporated by reference.
(13)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed September 11, 2012, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed December 1, 2014, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.