Form 10-Q
period 2015-05-08
TRANSACT TECHNOLOGIES INC
filed 2015-05-08
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015
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

As of April 30, 2015, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,747,692.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2015	2014
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,049	$3,131
Accounts receivable, net	10,803	9,094
Inventories	10,766	11,806
Prepaid income taxes	41	409
Deferred tax assets	3,068	3,068
Other current assets	678	489
Total current assets	29,405	27,997

Fixed assets, net	2,392	2,438
Goodwill	2,621	2,621
Deferred tax assets	1,074	1,068
Intangible assets, net of accumulated amortization of $2,455 and $2,326, respectively	1,212	1,341
Other assets	24	26
	7,323	7,494
Total assets	$36,728	$35,491

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,998	$2,365
Accrued liabilities	2,066	3,320
Income taxes payable	22	13
Accrued lawsuit settlement expenses	3,625	3,625
Deferred revenue	421	313
Total current liabilities	12,132	9,636

Deferred revenue, net of current portion	64	64
Deferred rent, net of current portion	153	172
Other liabilities	230	225
	447	461
Total liabilities	12,579	10,097

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,136,281 and 11,122,293 shares issued, respectively; 7,747,692 and 7,900,257 shares outstanding, respectively	111	111
Additional paid-in capital	28,430	28,167
Retained earnings	21,870	22,349
Accumulated other comprehensive loss, net of tax	(81)	(72)
Treasury stock, at cost, 3,388,589 and 3,222,036 shares respectively	(26,181)	(25,161)
Total shareholders’ equity	24,149	25,394
Total liabilities and shareholders’ equity	$36,728	$35,491

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per-share data)

Net sales	$16,164	$13,619
Cost of sales	9,672	7,893

Gross profit	6,492	5,726

Operating expenses:
Engineering, design and product development	868	1,230
Selling and marketing	1,823	1,965
General and administrative	1,840	1,888
Legal fees associated with lawsuit (Note 7)	1,744	12

	6,275	5,095

Operating income	217	631
Interest and other (expense) income:
Interest, net	(6)	(14)
Other, net	14	(8)
	8	(22)

Income before income taxes	225	609
Income tax provision	81	215
Net income	$144	$394

Net income per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

Shares used in per-share calculation:
Basic	7,856	8,373
Diluted	7,876	8,553

Dividends declared and paid per common share:	$0.08	$0.07

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Net income	$144	$394
Foreign currency translation adjustment, net of tax	(9)	1
Comprehensive income	$135	$395

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$144	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	142	145
Depreciation and amortization	361	360
Deferred income tax benefit	(1)	-
Foreign currency transaction (gains) losses	(13)	8
Changes in operating assets and liabilities:
Accounts receivable	(1,711)	329
Inventories	1,040	(41)
Prepaid income taxes	368	198
Other current and long term assets	(186)	(212)
Accounts payable	3,633	(27)
Accrued liabilities and other liabilities	(1,025)	(10)
Net cash provided by operating activities	2,752	1,144

Cash flows from investing activities:
Capital expenditures	(188)	(288)
Net cash used in investing activities	(188)	(288)

Cash flows from financing activities:
Payment of dividends on common stock	(623)	(582)
Purchases of common stock for treasury	(1,020)	-
Net cash used in financing activities	(1,643)	(582)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)

Increase in cash and cash equivalents	918	269
Cash and cash equivalents, beginning of period	3,131	2,936
Cash and cash equivalents, end of period	$4,049	$3,205

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	March 31,	December 31,
	2015	2014
	(In thousands)

Raw materials and purchased component parts	$6,188	$6,183
Work-in-process	-	4
Finished goods	4,578	5,619
	$10,766	$11,806

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2015:

(In thousands)
Balance, beginning of period	$287
Warranties issued	40
Warranty settlements	(71)
Balance, end of period	$256

Approximately $174,000 of the accrued product warranty liability is classified as current in Accrued liabilities at March 31, 2015 in the Condensed Balance Sheets.  The remaining $82,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
	2015	2014
	(In thousands, except per share data)

Net income	$144	$394
Shares:
Basic: Weighted average common shares outstanding	7,856	8,373
Add: Dilutive effect of outstanding options as determined by the treasury stock method	20	180
Diluted: Weighted average common and common equivalent shares outstanding	7,876	8,553

Net income per common share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended March 31, 2015 and 2014, there were 853,000 and 174,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the three months ended March 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$25,394
Net income	144
Share-based compensation expense	142
Issuance of deferred stock units, net of relinquishments	121
Foreign currency translation adjustment	(9)
Dividends declared and paid on common stock	(623)
Purchase of common stock for treasury	(1,020)
Balance at March 31, 2015	$24,149

We paid a portion of the 2014 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2015 and were fully vested at the time of grant.

For the three months ended March 31, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $623,000, which was paid in March 2015 to common shareholders of record at the close of business on February 20, 2015.  For the three months ended March 31, 2014, dividends declared and paid totaled approximately $583,000, or $0.07 per share.

6. Income taxes

We recorded an income tax provision for the first quarter of 2015 of $81,000 at an effective tax rate of 36.0%, compared to an income tax provision during the first quarter of 2014 of $215,000 at an effective tax rate of 35.3%.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2010.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2011 through 2013 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2015, we had $124,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to TransAct Technologies Incorporated, and its consolidated subsidiaries.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2015.

Results of Operations: Three months ended March 31, 2015 compared to three months ended March 31, 2014

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Food safety, banking and POS	$2,222	13.8%	$1,769	13.0%	$453	25.6%
Casino and gaming	5,581	34.5%	6,542	48.0%	(961)	(14.7%)
Lottery	4,031	24.9%	821	6.0%	3,210	391.0%
Printrex	707	4.4%	974	7.2%	(267)	(27.4%)
TSG	3,623	22.4%	3,513	25.8%	110	3.1%
	$16,164	100%	$13,619	100%	$2,545	18.7%

International *	$4,154	25.7%	$3,413	25.1%	$741	21.7%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first quarter of 2015 increased $2,545,000, or 19%, from the same period in 2014. Printer sales volume increased 36% to approximately 48,000 units driven primarily by a 383% increase in unit volume from the lottery market.  The increase in the lottery market was partially offset by an 11% decrease in unit volume from the casino and gaming market. The average selling price of our printers declined approximately 9% in the first quarter of 2015 compared to the first quarter of 2014 due to the large volume of lower priced lottery printers. International sales increased $741,000, or 22%, primarily driven by higher international casino and gaming and higher food safety, banking and POS printer sales.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read food rotation labels and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/ or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Domestic	$1,979	89.1%	$1,722	97.3%.	$257	14.9%
International	243	10.9%	47	2.7%	196	417.0%
	$2,222	100.0%	$1,769	100.0%	$453	25.6%

The increase in both domestic and international food safety, banking and POS product revenue from the first quarter of 2014 was primarily driven by a 335% increase in sales of our food safety terminals as we resumed shipments to our distributor who made a large initial stocking order in 2013 and did not make any purchases in the first quarter of 2014.  In addition, sales of our  Ithaca® 280 printer increased 54% during the quarter. These increases were partially offset by lower sales of our Ithaca ® 9000 printers to McDonalds.  We expect to see an increase in sales of our Ithaca ® 9000 printers beginning in Q2 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Domestic	$2,079	37.3%	$3,549	54.2%	$(1,470)	(41.4%)
International	3,502	62.7%	2,993	45.8%	509	17.0%
	$5,581	100.0%	$6,542	100.0%	$(961)	(14.7%)

The decrease in domestic sales of our casino and gaming products resulted primarily from a reduction in the replacement cycle in the domestic casino market in the first quarter of 2015 compared to the first quarter of 2014.  Domestic sales of our thermal Epic 950 gaming printer decreased 42% in the first quarter of 2015 compared to the first quarter 2014.

International casino and gaming printer sales increased due primarily to a 255% increase in sales of our off-premise gaming printers, primarily to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented, and we therefore cannot predict the level of future sales.  This increase was partially offset by a 4% decrease in sales of our thermal Epic 950 printer.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Domestic	$3,939	97.7%	$816	99.4%	$3,123	382.7%
International	92	2.3%	5	0.6%	87	1740.0%
	$4,031	100.0%	$821	100.0%	$3,210	391.0%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders and customer’s forecast, we expect total lottery printer sales to GTECH for 2015 to be higher than those reported in 2014, especially in the first half of 2015.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Domestic	$637	90.1%	$858	88.1%	$(221)	(25.8%)
International	70	9.9%	116	11.9%	(46)	(39.7%)
	$707	100.0%	$974	100.0%	$(267)	(27.4%)

The decrease in sales of Printrex printers is primarily due to lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2015.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2015		March 31, 2014		$	%
Domestic	$3,376	93.2%	$3,261	92.8%	$115	3.5%
International	247	6.8%	252	7.2%	(5)	(2.0%)
	$3,623	100.0%	$3,513	100.0%	$110	3.1%

The increase in domestic revenue from TSG is primarily due to a 37% increase in services revenue largely from project oriented paper testing services and a 40% increase of consumables sales for our Printrex color printers.  These increases were partially offset by decreased sales of spares and accessories and our non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product.

Internationally, TSG revenue remained relatively consistent.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$6,492	$5,726	13.4%	40.2%	42.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  Gross profit increased $766,000, or 13%, and our gross margin declined by 180 basis points as we experienced a less favorable sales mix in the first quarter of 2015 compared to the first quarter of 2014. During the first quarter of 2015, a larger portion of our sales were generated from our lottery printers, which carry lower gross margin than our other printers. We expect our gross margin for the full year 2015 to be higher than in 2014 as we expect to benefit from increased sales of our new value-added products, and expect to recognize the benefits from our cost reduction initiatives that were initiated during the fourth quarter 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$868	$1,230	(29.4%)	5.4%	9.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $362,000, or 29%, due primarily to the reduction of engineering staff resulting from our 2014 cost reduction initiatives and lower outside testing and pre-production expenses during the first quarter of 2015 compared to the first quarter of 2014 when we were in the process of launching three new products.  We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction actions we initiated during the fourth quarter of 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$1,823	$1,965	(7.2%)	11.3%	14.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $142,000, or 7%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower sales commissions related to our casino and gaming markets resulting from lower domestic sales and lower travel and marketing expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were partially offset by the planned investments we made during 2014 in new sales and marketing staff to focus on sales execution of our new products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$1,840	$1,888	(2.5%)	11.4%	13.9%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $48,000, or 3%, due primarily to lower salary expenses related to the departure of our VP, Business Development during the fourth quarter of 2014 who has not yet been replaced.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$1,744	$12	14,433.3%	10.8%	0.1%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. In connection with this lawsuit, we incurred legal fees of $1,744,000 and $12,000 in the first quarter of 2015 and 2014, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any material amount of additional expenses related to the lawsuit beyond the first quarter of 2015.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$217	$631	(65.6%)	1.3%	4.6%

Our operating income declined primarily due to the legal fees incurred in connection with the AD lawsuit.  These fees reduced our operating margin by 1,080 and 10 basis points in the first quarter of 2015 and 2014, respectively.  Excluding the AD legal fees, our operating income would have increased $1,318,000 or 205% primarily due to the 19% increase in sales in the first quarter of 2015 compared to the first quarter of 2014.

Interest.  We recorded net interest expense of $6,000 in the first quarter of 2015 compared to $14,000 in the first quarter of 2014 due to the lower unused revolving credit line fee we are charged upon renewing our credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank) on November 26, 2014.  As of the renewal, we are charged a fee of 0.15% on unused borrowings compared to 0.25% during the first quarter of 2014.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $14,000 in the first quarter of 2015 compared to other expense of $8,000 in the first quarter of 2014.  The change was due to foreign currency transaction exchange gains recorded by our U.K. subsidiary in the first quarter of 2015 compared transaction exchange losses recorded in the first quarter of 2014.

Income Taxes.  We recorded an income tax provision for the first quarter of 2015 of $81,000 at an effective tax rate of 36.0%, compared to an income tax provision during the first quarter of 2014 of $215,000 at an effective tax rate of 35.3%.  Our effective tax rate for the first quarter 2015 does not include any benefit from the federal R&D credit, as this credit expired at the end of 2014.  Our effective rate for the first quarter of 2014 also did not include any benefit from the federal R&D credit, as this credit was not approved until late in 2014.  As a result, if this credit is not renewed in 2015, we expect our effective tax rate for the remainder of 2015 to be between 35% and 36%.

Net Income.  We reported net income during the first quarter of 2015 of $144,000, or $0.02 per diluted share, compared to $394,000, or $0.05 per diluted share, for the first quarter of 2014.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2015 and 2014.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operation results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2015, our cash and cash equivalents balance increased $918,000, or 29%, from December 31, 2014 and we ended the first quarter of 2015 with $4,049,000 in cash and cash equivalents and no debt outstanding.  However, in April 2015 we borrowed $2,500,000 under our TD Bank Credit Facility to fund the $3,600,000 payment related to the settlement of the AD lawsuit.  We expect to repay the this borrowing early in the third quarter of 2015.

Operating activities:  The following significant factors affected our cash provided by operating activities of $2,752,000 in the first three months of 2015 as compared to our cash provided by operating activities of $1,144,000 in the first three months of 2014:

During the first three months of 2015:
•	We reported net income of $144,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $503,000.
•	Accounts receivable increased $1,711,000, or 19%, due to the increase and timing of sales during the first quarter of 2015.
•
Inventories decreased $1,040,000, or 9%, due to the sell through of inventory on hand during 2015 compared to the increased stocking levels of our new food safety and Printrex products in the first quarter of 2014.

•	Prepaid income taxes declined $368,000, or 90%, due to the receipt of a refund during the first quarter of 2015 that resulted from an overpayment of federal income taxes in 2014.
•	Other current and long-term assets increased, $186,000, or 36%, due largely to advance payments made in the first quarter 2015 for annual ERP software maintenance expenses.
•	Accounts payable increased $3,633,000, or 154%, due to unpaid legal fees related to the AD lawsuit as well as increased inventory purchases to support a higher level of sales.
•	Accrued liabilities and other liabilities decreased $1,025,000 due primarily to the payment of 2014 annual bonuses in March 2015 and lower accruals for uninvoiced legal fees related to the AD lawsuit.

During the first three months of 2014:
•	We reported net income of $394,000.
•	We recorded depreciation, amortization, and share based compensation expense of $505,000.
•	Accounts receivable decreased $329,000, or 2%, due to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories remained consistent, increasing $41,000, or less than 1%.
•	Prepaid income taxes declined $198,000, or 51%, due to the income tax provision recorded for the first quarter 2014.
•	Other current and long-term assets increased, $212,000, or 38%, due largely to advance payments made in the first quarter 2014 for tradeshow and annual ERP software maintenance expenses.
•	Accounts payable remained consistent, decreasing $27,000, or less than 1%.
•
Accrued liabilities and other liabilities decreased $10,000 due primarily to the payment of 2013 annual bonuses in March 2014 largely offset by increases in accrued salaries as well as deferred revenue from new Epicentral maintenance and testing services contracts.

Investing activities:  Our capital expenditures were $188,000 and $288,000 in the first three months of 2015 and 2014, respectively.  Expenditures in 2015 included approximately $119,000 of costs incurred for the purchase of a new phone system and the remaining amount primarily for the purchase of new tooling equipment and computer equipment.  Expenditures in 2014 included approximately $224,000 for costs incurred for the purchase of new product tooling and the remaining amount primarily for the purchase of new computer equipment.

Capital expenditures for 2015 are expected to be approximately $800,000 primarily for new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $1,643,000 of cash from financing activities during the first three months of 2015 to pay dividends of $623,000 to common shareholders and to purchase $1,020,000 of common stock for treasury.    During the first three months of 2014, we used $582,000 of cash from financing activities to pay dividends to common shareholders.

Working Capital
Our working capital decreased 6% to $17,273,000 at March 31, 2015 from $18,361,000 at December 31, 2014.  Our current ratio of current assets to current liabilities declined to 2.4 as of March 31, 2015 compared to 2.9 at December 31, 2014.  The decrease in both our working capital and current ratio was due to increased accounts payable and liquidation of our inventory balances, somewhat offset by higher accounts receivable.

Credit Facility and Borrowings
The TD Bank Credit Facility provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The amendment increases the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses (including the $3,625,000 expense we incurred in the fourth quarter of 2014 related to the settlement of the AD lawsuit); and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2015.  The following table lists the financial covenants and the performance measurements at March 31, 2015:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2015
Operating cash flow / Total debt service	Minimum of 1.25 times	41.6 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2015, undrawn commitments under the TD Bank Credit facility were $20,000,000.  However, in April 2015 we borrowed $2,500,000 to fund the $3,600,000 payment related to the settlement of the AD lawsuit.

Shareholder Dividend Payments
On September 10, 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  For the three months ended March 31, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $623,000, which was paid in March 2015 to common shareholders of record at the close of business on February 20, 2015.  We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2015.

Stock Repurchases
On August 11, 2014, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to a Rule 10b5-1 trading plan (the “10b5-1 Plan) though our Board ended this trading plan effective March 31, 2015.  During the three months ended March 31, 2015 we purchased 166,553 shares of our common stock for approximately $1,020,000 at an average price per share of $6.12 under the Stock Repurchase Program.  As of March 31, 2015, approximately $3,846,000 remains authorized for future repurchases under the Stock Repurchase Program.

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

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On May 8, 2015, we extended our five-year agreement with GTECH Corporation (“GTECH”) to provide thermal lottery printers to GTECH for various lottery applications through May 29, 2015.  As part of the extension, we received a $7.3 million non-cancelable order from GTECH for printers for delivery during calendar year 2016.  We are currently in negotiations with GTECH to further extend this agreement.

On March 25, 2015 we executed a confidential settlement agreement on the AD lawsuit as disclosed in Item 1 “Legal Proceedings”.

Other than the items mentioned above, there have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2014.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There has been no material change in our exposure to market risk during the three months ended March 31, 2015.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeal’s decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On August 11, 2014, our Board of Directors approved the Stock Repurchase Program. Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to the Rule 10b5-1 Plan, though our Board ended this trading plan effective March 31, 2015.  During the three months ended March 31, 2015, we purchased 166,553 shares of our common stock for approximately $1,020,000 at an average price per share of $6.12 under the Stock Repurchase Program.  As of March 31, 2015, approximately $3,846,000 remains authorized for future repurchases under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended March 31, 2015:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
January 1, 2015 – January 31, 2015	77,500	$5.91	77,500	$4,408,000
February 1, 2015 – February 28, 2015	37,953	6.23	37,953	$4,171,000
March 1, 2015 – March 31, 2015	51,100	6.37	51,100	$3,846,000
Total	166,553	$6.12	166,553

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 8, 2015	Steven A. DeMartino
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