Form 10-Q
period 2015-08-07
TRANSACT TECHNOLOGIES INC
filed 2015-08-07
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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

As of July 31, 2015, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,747,692.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2015	2014
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,293	$3,131
Accounts receivable, net	11,076	9,094
Inventories	10,967	11,806
Prepaid income taxes	637	409
Deferred tax assets	1,806	3,068
Other current assets	514	489
Total current assets	27,293	27,997

Fixed assets, net	2,368	2,438
Goodwill	2,621	2,621
Deferred tax assets	1,066	1,068
Intangible assets, net of accumulated amortization of $2,584 and $2,326, respectively	1,083	1,341
Other assets	23	26
	7,161	7,494
Total assets	$34,454	$35,491

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,235	$2,365
Accrued liabilities	2,400	3,320
Income taxes payable	31	13
Accrued lawsuit settlement expenses	-	3,625
Deferred revenue	279	313
Total current liabilities	8,945	9,636

Deferred revenue, net of current portion	70	64
Deferred rent, net of current portion	133	172
Other liabilities	249	225
	452	461
Total liabilities	9,397	10,097

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,136,281 and 11,122,293 shares issued, respectively; 7,747,692 and 7,900,257 shares outstanding, respectively	111	111
Additional paid-in capital	28,557	28,167
Retained earnings	22,638	22,349
Accumulated other comprehensive loss, net of tax	(68)	(72)
Treasury stock, at cost, 3,388,589 and 3,222,036 shares	(26,181)	(25,161)
Total shareholders’ equity	25,057	25,394
Total liabilities and shareholders’ equity	$34,454	$35,491

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net sales	$17,224	$13,804	$33,388	$27,423
Cost of sales	10,063	8,016	19,735	15,909

Gross profit	7,161	5,788	13,653	11,514

Operating expenses:
Engineering, design and product development	860	1,151	1,728	2,381
Selling and marketing	2,100	2,257	3,923	4,222
General and administrative	2,002	2,000	3,842	3,888
Legal fees associated with lawsuit (Note 7)	(6)	35	1,738	47
	4,956	5,443	11,231	10,538

Operating income	2,205	345	2,422	976
Interest and other income (expense):
Interest, net	(10)	(12)	(16)	(26)
Other, net	(26)	(12)	(12)	(20)
	(36)	(24)	(28)	(46)

Income before income taxes	2,169	321	2,394	930
Income tax provision	781	146	862	361
Net income	$1,388	$175	$1,532	$569

Net income per common share:
Basic	$0.18	$0.02	$0.20	$0.07
Diluted	$0.18	$0.02	$0.20	$0.07

Shares used in per-share calculation:
Basic	7,798	8,376	7,827	8,374
Diluted	7,819	8,520	7,847	8,538

Dividends declared and paid per common share:	$0.08	$0.08	$0.16	$0.15

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$1,388	$175	$1,532	$569
Foreign currency translation adjustment, net of tax	13	4	4	5
Comprehensive income	$1,401	$179	$1,536	$574

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$1,532	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	269	309
Depreciation and amortization	734	727
Deferred income tax provision	1,261	22
Foreign currency transaction losses	11	17
Changes in operating assets and liabilities:
Accounts receivable	(1,982)	1,432
Inventories	840	(499)
Prepaid income taxes	(228)	314
Other current and long term assets	(21)	(41)
Accounts payable	3,869	658
Accrued liabilities and other liabilities	(4,448)	340
Net cash provided by operating activities	1,837	3,848

Cash flows from investing activities:
Capital expenditures	(407)	(440)
Net cash used in investing activities	(407)	(440)

Cash flows from financing activities:
Revolving credit line borrowings	2,500	-
Revolving credit line payments	(2,500)	-
Payment of dividends on common stock	(1,243)	(1,248)
Purchases of common stock for treasury	(1,020)	-
Net cash used in financing activities	(2,263)	(1,248)

Effect of exchange rate changes on cash and cash equivalents	(5)	(8)

(Decrease) increase in cash and cash equivalents	(838)	2,152
Cash and cash equivalents, beginning of period	3,131	2,936
Cash and cash equivalents, end of period	$2,293	$5,088

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

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in other income (expenses) in the Condensed Consolidated Statements of Income.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	June 30,	December 31,
	2015	2014
	(In thousands)

Raw materials and purchased component parts	$6,445	$6,183
Work-in-process	1	4
Finished goods	4,521	5,619
	$10,967	$11,806

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2015:

(In thousands)
Balance, beginning of period	$287
Warranties issued	125
Warranty settlements	(149)
Balance, end of period	$263

Approximately $165,000 of the accrued product warranty liability is classified as current in Accrued liabilities at June 30, 2015 in the Condensed Consolidated Balance Sheets.  The remaining $98,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net income	$1,388	$175	$1,532	$569

Shares:
Basic: Weighted average common shares outstanding	7,798	8,376	7,827	8,374
Add: Dilutive effect of outstanding options as determined by the treasury stock method	21	144	20	164
Diluted: Weighted average common and common equivalent shares outstanding	7,819	8,520	7,847	8,538

Net income per common share:
Basic	$0.18	$0.02	$0.20	$0.07
Diluted	$0.18	$0.02	$0.20	$0.07

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended June 30, 2015 and 2014, there were 877,000 and 207,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2015 and 2014, there were 877,000 and 207,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the six months ended June 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$25,394
Net income	1,532
Share-based compensation expense	269
Issuance of deferred stock units, net of relinquishments	121
Foreign currency translation adjustment	4
Dividends declared and paid on common stock	(1,243)
Purchase of common stock for treasury	(1,020)
Balance at June 30, 2015	$25,057

We paid a portion of the 2014 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2015 and were fully vested at the time of grant.

For the three months ended June 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $620,000, which was paid in June 2015 to common shareholders of record at the close of business on May 20, 2015.  For the three months ended June 30, 2014, dividends declared and paid totaled $666,000, or $0.08 per share.  For the six months ended June 30, 2015 and 2014, dividends declared and paid totaled $1,243,000, or $0.16 per share and $1,248,000, or $0.15 per share, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Income taxes

We recorded an income tax provision for the second quarter of 2015 of $781,000 at an effective tax rate of 36.0%, compared to an income tax provision during the second quarter of 2014 of $146,000 at an effective tax rate of 45.5%.  For the six months ended June 30, 2015, we recorded an income tax provision of $862,000 at an effective tax rate of 36.0%, compared to an income tax provision during the six months ended June 30, 2014 of $361,000 at an effective tax rate of 38.8%.  Our effective tax rate for the second quarter of 2014 was higher due to the impact from certain permanent book to tax adjustments on an unusually low level of pre-tax income.

We are subject to U.S. federal income tax as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2010.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2011 through 2013 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2015, we had $124,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

7. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015 we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

8. Accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this ASU.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the AccuDate™, Ithaca®, RESPONDER®, Epic, EPICENTRALTM, and, Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and mobile printing markets). We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2015.

Results of Operations: Three months ended June 30, 2015 compared to three months ended June 30, 2014

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Food safety, banking and POS	$3,427	19.9%	$2,747	19.9%	$680	24.8%
Casino and gaming	7,257	42.1%	6,124	44.3%	1,133	18.5%
Lottery	2,939	17.1%	849	6.2%	2,090	246.2%
Printrex	220	1.3%	996	7.2%	(776)	(77.9%)
TSG	3,381	19.6%	3,088	22.4%	293	9.5%
	$17,224	100.0%	$13,804	100.0%	$3,420	24.8%

International *	$4,523	26.3%	$4,097	29.7%	$426	10.4%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2015 increased $3,420,000, or 25%, from the same period in 2014.  Printer sales volume increased 52% to approximately 52,000 units driven primarily by a 254% increase in unit volume from the lottery market, a 30% increase in the casino and gaming market and a 22% increase in the food safety, banking and POS market. These increases were partially offset by a decrease in unit volume of 78% from the Printrex market.  The average selling price of our printers decreased approximately 13% in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the large volume of lower priced lottery printers sold in 2015.  International sales increased $426,000, or 10%, due to increases in the international casino and gaming market and food safety, banking and POS market that were partially offset by declines in the TSG market and Printrex market.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$3,155	92.1%	$2,661	96.9%	$494	18.6%
International	272	7.9%	86	3.1%	186	216.3%
	$3,427	100.0%	$2,747	100.0%	$680	24.8%

The increase in both domestic and international food safety, banking and POS product revenue from the second quarter of 2014 was primarily driven by a 77% increase in sales of our food safety terminals largely to a distributor who made a large initial stocking order in 2013 and did not make any purchases in the second quarter of 2014.  Additionally, sales of our Ithaca® 9000 printers increased 41% to support new initiatives at McDonald’s Corporation.  These increases were partially offset by lower sales of our banking printers and other POS printers.  We expect to see continued increases in sales of our Ithaca® 9000 printers during the second half of 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$3,390	46.7%	$2,914	47.6%	$476	16.3%
International	3,867	53.3%	3,210	52.4%	657	20.5%
	$7,257	100.0%	$6,124	100.0%	$1,133	18.5%

The increase in domestic sales of our casino and gaming products was primarily due to an EPICENTRAL™ software sale for an installation completed in the second quarter of 2015, compared to no completed domestic EPICENTRAL™ installations during the second quarter of 2014.  Despite continued weakness in the replacement cycle for slot machines in the domestic casino market, sales of our thermal casino printers remained consistent in the second quarter of 2015 compared to the second quarter of 2014.

International casino and gaming printer sales increased in the second quarter of 2015 compared to the second quarter of 2014 due primarily to a 34% increase in sales of our thermal casino printers and a 100% increase in sales of our off-premises gaming printers, primarily to our European and Asian distributors.  These increases were partially offset by a decline in EPICENTRAL™ software sales.  In the second quarter of 2014 we completed an installation at multiple casino properties for a customer in South America compared to no completed international EPICENTRAL™ installations in the second quarter of 2015.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to GTECH Corporation (“GTECH”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$2,894	98.5%	$830	97.8%	$2,064	248.7%
International	45	1.5%	19	2.2%	26	136.8%
	$2,939	100.0%	$849	100.0%	$2,090	246.2%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.  Based on our backlog of orders and GTECH’s forecast, we expect total lottery printer sales to GTECH for 2015 to be higher than those reported in 2014.

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$152	69.1%	$753	75.6%	$(601)	(79.8%)
International	68	30.9%	243	24.4%	(175)	(72.0%)
	$220	100.0%	$996	100.0%	$(776)	(77.9%)

The decrease in sales of Printrex printers in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to 79% lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2015.  In addition, we experienced a 74% decline in medical and mobile printer sales due to the loss of a customer in the medical industry that will impact our sales further for the remainder of 2015

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$3,110	92.0%	$2,549	82.5%	$561	22.0%
International	271	8.0%	539	17.5%	(268)	(49.7%)
	3,381	100.0%	3,088	100.0%	$293	9.5%

The increase in domestic revenue from TSG was primarily due to a 133% increase in sales of replacement parts due mainly to purchases by GTECH.  These increases were partially offset by a 19% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product, as well as 37% lower revenue from consumables for our Printrex color printers due to lower printing usage resulting from reduced drilling activities caused by the decline in worldwide oil prices.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$7,161	$5,788	23.7%	41.6%	41.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor,  manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit increased $1,373,000, or 24%, and our gross margin declined by 30 basis points as we experienced a slightly less favorable sales mix in the second quarter of 2015 compared to the second quarter of 2014.  During the second quarter of 2015, a larger portion of our sales were generated from our lottery printers, which carry lower gross margin than our other printers.  We expect our gross margin for the full year 2015 to be higher than in 2014 as we expect to benefit from increased sales of our new value-added products, and expect to recognize the benefits from cost reduction initiatives we implemented during the fourth quarter of 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$860	1,151	(25.3%)	5.0%	8.3%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $291,000, or 25%, due primarily to the reduction of engineering staff resulting from our 2014 cost reduction initiatives and lower outside testing and pre-production expenses during the second quarter of 2015 compared to the second quarter of 2014 when we were in the process of launching three new products.  We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction initiatives we implemented during the fourth quarter of 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$2,100	$2,257	(7.0%)	12.2%	16.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $157,000, or 7%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due lower marketing expenses and lower travel expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were partially offset by the planned investments we made during 2014 in new sales staff to focus on sales execution of our new products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$2,002	$2,000	0.1%	11.6%	14.5%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses remained relatively consistent increasing $2,000 in the second quarter of 2015 compared to the second quarter of 2014.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$(6)	$35	(117.1%)	-%	0.3%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. As part of the settlement, we were required to qualify certain AD labels for use on our food safety terminals which we estimated would cost $25,000 to perform.  In the second quarter of 2015 we reversed the estimated cost of $25,000 as AD did not provide the label testing information by the due date required per the settlement agreement, therefore, the Company is no longer required to perform these services free of charge.  This reversal more than offset the remaining legal expenses we incurred in the second quarter of 2015 related to the AD lawsuit.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any additional expenses related to the lawsuit for the remainder of 2015.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales – 2014
$2,205	$345	539.1%	12.8%	2.5%

Our operating income increased by $1,860,000 and our operating margin improved to 12.8% of net sales primarily due to 25% higher sales in the second quarter of 2015 as compared to the second quarter of 2014.  In addition our operating income was positively impacted by the costs savings initiatives we initiated in the fourth quarter of 2014 as total operating expenses decreased $487,000, or 9% in the second quarter of 2015 compared to the second quarter of 2014.

Interest.  We recorded net interest expense of $10,000 in the second quarter of 2015 compared to $12,000 in the second quarter of 2014 due to the lower unused revolving credit line fee we are charged upon renewing our credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank) on November 26, 2014.  As of the renewal, we are charged a fee of 0.15% on unused borrowings compared to 0.25% during the second quarter of 2014.  See “Liquidity and Capital Resources” below for more information.  The decrease in the second quarter of 2015 resulting from the lower unused credit line fee was slightly offset by $4,000 of interest expense incurred from borrowing $2,500,000 to pay the AD lawsuit settlement.

Other, net.  We recorded other expenses of $26,000 in the second quarter of 2015 compared to of $12,000 in the second quarter of 2014.  The change was due to higher foreign currency transaction exchange losses recorded by our U.K. subsidiary in the second quarter of 2015 compared to the second quarter of 2014.

Income Taxes.  We recorded an income tax provision for the second quarter of 2015 of $781,000 at an effective tax rate of 36.0%, compared to an income tax provision during the second quarter of 2014 of $146,000 at an effective tax rate of 45.5%.  Our effective tax rate for the second quarter of 2014 was higher due to the impact from certain permanent book to tax adjustments on an unusually low level of pre-tax income.

Net Income.  We reported net income during the second quarter of 2015 of $1,388,000, or $0.18 per diluted share, compared to $175,000, or $0.02 per diluted share, for the second quarter of 2014.

Results of Operations: Six months ended June 30, 2015 compared to six months ended June 30, 2014

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Food safety, banking and POS	$5,649	16.9%	$4,516	16.4%	$1,133	25.1%
Casino and gaming	12,838	38.4%	12,666	46.2%	172	1.4%
Lottery	6,970	20.9%	1,670	6.1%	5,300	317.4%
Printrex	927	2.8%	1,970	7.2%	(1,043)	(52.9%)
TSG	7,004	21.0%	6,601	24.1%	403	6.1%
	$33,388	100.0%	$27,423	100.0%	$5,965	21.8%

International *	$8,677	26.0%	$7,510	27.4%	$1,167	15.5%

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first half of 2015 increased $5,965,000, or 22%, from the same period in 2014. Printer sales volume increased 44% to approximately 100,000 units driven primarily by a 318% increase in unit volume from the lottery market.  Additionally, unit sales increased to a lesser extent in the first half of 2015 from an 8% and 14% increase from the casino and gaming markets and food safety, banking and POS market, respectively. The average selling price of our printers decreased approximately 11% during the first half of 2015 compared to the first half of 2014 primarily due to the large volume of lower priced lottery printers sold during the first half of 2015. Overall, international sales increased $1,167,000, or 16%, primarily driven by higher international sales in the international casino and gaming market and food safety, banking and POS market that were partially offset by declines in the TSG market and Printrex market.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$5,134	90.9%	$4,383	97.1%	$751	17.1%
International	515	9.1%	133	2.9%	382	287.2%
	$5,649	100.0%	$4,516	100.0%	$1,133	25.1%

The increase in both domestic and international food safety, banking and POS printer revenue as compared to the first half of 2014 was primarily driven by a 142% increase in sales of our food safety terminals during the first half of 2015 due largely to the resumption of shipments to our distributor who made a large initial stocking order in 2013 and did not make any purchases in the first half of 2014.  Sales of our Ithaca® 9000 printers increased 12% in the first half of 2015 compared to the first half of 2014 due to new initiatives by McDonald’s Corporation that started in 2015.  We expect to see an increase in sales of our Ithaca® 9000 printers throughout the remainder of 2015.  The increases were partially offset by lower sales of our banking printers and other POS printers.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$5,469	42.6%	$6,463	51.0%	$(994)	(15.4%)
International	7,369	57.4%	6,203	49.0%	1,166	18.8%
	$12,838	100.0%	$12,666	100.0%	$172	1.4%

The decrease in domestic sales of our casino and gaming products resulted primarily from a reduction in the replacement cycle of slot machines in the domestic casino market in the first half of 2015 compared to the first half of 2014. Domestic sales of our thermal casino printers decreased 23% in the first half of 2015 compared to the first half of 2014.  The decrease was offset by higher EPICENTRALTM software sales due to one new installation that occurred in the first half of 2015 compared to no new installations in the first half of 2014.

International casino and gaming printer sales increased in the first half of 2015 due primarily to a 154% and 11% increase in sales of our off-premise thermal gaming printers and thermal casino printers, respectively.  Sales of our off-premise gaming printers are largely project-oriented and we therefore cannot predict the level of future sales. These increases were partially offset by lower EPICENTRAL™ software sales in the first half of 2015 compared to 2014 as we had no new international installations in the first half of 2015 compared to one international installation at multiple casino properties for a customer in South America completed during the first half of 2014.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$6,833	98.0%	$1,646	98.6%	$5,187	315.1%
International	137	2.0%	24	1.4%	113	470.8%
	$6,970	100.0%	$1,670	100.0%	$5,300	317.4%

Our sales to GTECH are directly dependent on the timing and number of new and upgraded lottery terminal installations GTECH performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of GTECH’s overall business or revenue.

Printrex:
A summary of sales of our worldwide Printrex printers for the six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):
	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$789	85.1%	$1,611	81.8%	$(822)	(51.0%)
International	138	14.9%	359	18.2%	(221)	(61.6%)
	$927	100.0%	$1,970	100.0%	$(1,043)	(52.9%)

The decrease in Printrex printers was due primarily to 59% lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices.  In addition, we experienced a 37% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry.  This decrease was partially offset by the first sales contribution from our RESPONDER mobile printer in the first half of 2015.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2015		June 30, 2014		$	%
Domestic	$6,486	92.6%	$5,810	88.0%	$676	11.6%
International	518	7.4%	791	12.0%	(273)	(34.5%)
	$7,004	100.0%	$6,601	100.0%	$403	6.1%

The increase in domestic revenue from TSG was primarily due to a 37% increase in sales of replacement parts mainly to GTECH and a 20% increase in services revenue largely from project oriented paper testing services.  These increases were partially offset by an 11% decline of our non-Printrex consumables, largely form the decline of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product.

Internationally, TSG revenue decreased primarily due to a 40% decrease in sales of replacement parts and accessories due to a large number of shipments to GTECH in 2014 to support international legacy lottery printers that did not recur during the first half of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$13,653	$11,514	18.6%	40.9%	42.0%

Gross profit increased $2,139,000, or 19%, due primarily to an increase in sales of 22%.  However,  our gross margin declined by 110 basis points as we experienced a less favorable sales mix in the first half of 2015 compared to the first half of 2014.  During the first half of 2015, a larger portion of our sales were generated from our lottery printers, which carry lower gross margin than our other printers.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$1,728	$2,381	(27.4%)	5.2%	8.7%

Such expenses decreased $653,000, or 27%, due primarily to the reduction of engineering staff resulting from our 2014 cost reduction initiatives and lower outside testing and pre-production expenses during the first half of 2015 compared to the first half of 2014 when we were in the process of launching three new products.  We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction initiatives we implemented during the fourth quarter of 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$3,923	$4,222	(7.1%)	11.7%	15.4%

Such expenses decreased by $299,000, or 7%, in the first half of 2015 compared to the first half of 2015 primarily due to lower marketing expenses due to cost savings initiatives and lower travel expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were partially offset by the planned investments we made during 2014 in new sales and marketing staff to focus on sales execution of our new products.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):
Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$3,842	$3,888	(1.2%)	11.5%	14.2%

General and administrative expenses decreased $46,000, or 1%, due primarily to lower salary expenses related to the departure of our VP, Business Development during the fourth quarter of 2014 who has not been replaced.  This decrease was somewhat offset by higher incentive compensation expense being accrued in the first half of 2015 compared to the first half of 2014.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$1,738	$47	3,597.9%	5.2%	0.2%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees of $1,738,000 and $47,000 in the first half of 2015 and 2014, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any additional expenses related to the lawsuit for the remainder of 2015

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$2,422	$976	148.2%	7.3%	3.6%

Both our operating income and operating margin increased primarily due to the 22% increase in sales in the first half of 2015 as compared to the first half of 2014. Cost savings achieved in the first half of 2015 resulting from the cost savings initiatives instituted in the fourth quarter of 2014 were largely offset by higher legal expenses resulting from the AD lawsuit.  Excluding the AD legal fees, our operating income would have increased $3,137,000, or 307% in the first half of 2015 compared to the first half of 2014.

Interest.  We recorded net interest expense of $16,000 in the first half of 2015 compared to $26,000 in the first half of 2014 due to the lower unused revolving credit line fee we are charged upon renewing the TD Bank Credit Facility with TD Bank on November 26, 2014.  As of the renewal, we are charged a fee of 0.15% on unused borrowings compared to 0.25% during the first quarter of 2014.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $12,000 in the first half of 2015 compared to other expense of $20,000 in the first half of 2014.  The change was due to lower net foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first half of 2015 compared to the first half of 2014.

Income Taxes.  We recorded an income tax provision for the first six months of 2015 of $862,000 at an effective tax rate of 36.0%, compared to an income tax provision during the first six months of 2014 of $361,000 at an effective tax rate of 38.8%.  Our effective tax rate for the first half of 2014 was higher due to the impact from certain permanent book to tax adjustments on a relatively low level of pre-tax income.

Net Income.  We reported net income during the first six months of 2015 of $1,532,000, or $0.20 per diluted share, compared to $569,000, or $0.07 per diluted share, for the first six months of 2014.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2015, our cash and cash equivalents balance decreased $838,000 or 27%, from December 31, 2014 and we ended the second quarter of 2015 with $2,293,000 in cash and cash equivalents, of which $103,000 was held by our U.K. subsidiary, and no debt outstanding.  However, in April 2015 we borrowed $2,500,000 under our TD Bank Credit Facility to fund the $3,600,000 payment related to the settlement of the AD lawsuit which we fully repaid during the second quarter.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1,837,000 in the first six months of 2015 as compared to our cash provided by operating activities of $3,848,000 in the first six months of 2014:

During the first six months of 2015:
•	We reported net income of $1,532,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,003,000.
•	Accounts receivable increased $1,982,000, or 22%, due to the increase and timing of sales during the second quarter of 2015.
•
Inventories decreased $840,000, or 7%, due to the sell through of inventory on hand during 2015 compared to the increased stocking levels of our new food safety and Printrex product in the first half of 2014.

•	Accounts payable increased $3,869,000 due primarily to increased inventory purchases during the first half of the year to support a higher level of sales.
•	Accrued liabilities and other liabilities decreased $4,448,000 due primarily to the payment of the AD lawsuit settlement in April 2015 and the payment of 2014 annual bonuses in March 2015.

During the first six months of 2014:
•	We reported net income of $569,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,036,000.
•	Accounts receivable decreased $1,432,000 due primarily to collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories increased $499,000 due to increased stocking levels of our food safety and Printrex products.
•	Accounts payable increased $658,000 due primarily to increased inventory purchases and the timing of payments during the latter portion of the second quarter.
•	Accrued liabilities and other liabilities increased $340,000 due primarily to higher levels of advanced payments received for EPICENTRAL™ software maintenance.

Investing activities:  Our capital expenditures were $407,000 and $440,000 in the first six months of 2015 and 2014, respectively.  Expenditures in 2015 included approximately $294,000 of cost incurred for the purchase of a new phone system and other computer equipment and the remaining amount was primarily for the purchase of new product tooling equipment.  Expenditures in 2014 included $264,000 of cost incurred for the purchase of new product tooling, $30,000 for costs incurred in connection with an enhancement to the Company’s ERP software and the remaining amount primarily for the purchase of manufacturing equipment and computer equipment.

Capital expenditures for 2015 are expected to be approximately $800,000 primarily for the purchase of a new phone system and new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $2,263,000 of cash from financing activities during the first six months of 2015 to pay dividends of $1,243,000 to common shareholders and to purchase $1,020,000 of common stock for treasury.  During the first six months of 2014, we used $1,248,000 of cash from financing activities to pay cash dividends to common shareholders.  Additionally, during the second quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit which we fully repaid before June 30, 2015.

Working Capital
Our working capital remained consistent, decreasing by less than 1% to $18,348,000 at June 30, 2015 from $18,361,000 at December 31, 2014.  Our current ratio of current assets to current liabilities increased to 3.1 as of June 30, 2015 compared to 2.9 at December 31, 2014.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2015.  The following table lists the financial covenants and the performance measurements at June 30, 2015:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2015
Operating cash flow / Total debt service	Minimum of 1.25 times	75.5 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

During the second quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit which we fully repaid before June 30, 2015.

As of June 30, 2015, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  For the three months ended June 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $620,000, which was paid in June 2015 to common shareholders of record at the close of business on May 20, 2015.  For the six months ended June 30, 2015, dividends declared and paid totaled $1,243,000, or $0.16 per share. We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2015.

Stock Repurchase Program
On August 11, 2014, our Board of Directors approved a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, we are authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market through July 31, 2015, depending on market conditions, share price and other factors.  On November 3, 2014, our Board of Directors modified the Stock Repurchase Program to include the repurchase of up to $4,000,000 of the Company’s outstanding shares through April 30, 2015 pursuant to a Rule 10b5-1 trading plan (the “10b5-1 Plan) though our Board ended this trading plan effective March 31, 2015.  During the six months ended June 30, 2015 we purchased 166,553 shares of our common stock for $1,020,000 at an average price per share of $6.12 under the Stock Repurchase Program.  As of June 30, 2015, approximately $3,846,000 remains authorized for future repurchases under the Stock Repurchase Program.

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

On March 25, 2015 we executed a confidential settlement agreement on the AD lawsuit as disclosed herein under the heading “Other Information—Item 1. Legal Proceedings”.

On May 29, 2015, we signed a non-exclusive agreement with GTECH to provide thermal lottery printers to GTECH for various lottery applications through December 31, 2019.

On June 30, 2015, we signed a second amendment of our lease agreement with The Realty Associates Fund IX L.P. as disclosed herein under the heading “Other Information—Item 5. Other Information”.

Other than the items mentioned above, there have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2014.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There has been no material change in our exposure to market risk during the six months ended June 30, 2015.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 8, 2012, AD filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015 we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

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

Item 5.  OTHER INFORMATION

On June 30, 2015, we signed a second amendment of our lease agreement with The Realty Associates Fund IX L.P.  As part of the amendment we have expanded our facility space from approximately 14,000 square feet to 20,000 square feet.  The expansion space will be renovated by the landlord and the amended lease agreement will commence on the later of September 1, 2015 or the completion of the renovation of the expansion space and will expire in 84 months.

Item 6.  EXHIBITS

Exhibit 10.1
OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated May 29, 2015   (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

Exhibit 10.2	Second Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated June 30, 2015

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 7, 2015	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.1
OEM Purchase Agreement by and between GTECH Corporation and TransAct, dated May 29, 2015 (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy.)

10.2	Second Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated June 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.