Form 10-Q/A
period 2015-11-02
TRANSACT TECHNOLOGIES INC
filed 2015-11-02
CIK 1017303

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2015, which was filed with the U.S. Securities and Exchange Commission on August 7, 2015 (the “Original Report”), solely to replace Exhibit 10.1 as filed with the Original Report with Exhibit 10.1 filed with this Amendment.  The exhibit was revised to disclose certain information that was originally redacted within attachment 2 of the exhibit and that the Company has determined to disclose in connection with the processing of a confidential treatment application with the U.S. Securities and Exchange Commission.

No other changes were made to the Original Report other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way disclosures made in the Original Report.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of this amended report, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS

Exhibit 10.1	OEM Purchase Agreement by and between GTECH Corporation and Transact, dated May 29, 2015*

Exhibit 10.2	Second Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated June 30, 2015**

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
A request for confidential treatment was filed for certain portions of the indicated document.  Confidential portions have been omitted and filed separately with the U.S. Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

**	Previously filed with our Quarterly Report on Form 10-Q on August 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

s/ Steven A. DeMartino
November 2, 2015	Steven A. DeMartino President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
Exhibit 10.1	OEM Purchase Agreement by and between GTECH Corporation and Transact, dated May 29, 2015*

Exhibit 10.2	Second Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated June 30, 2015**

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*
A request for confidential treatment was filed for certain portions of the indicated document.  Confidential portions have been omitted and filed separately with the U.S. Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

**	Previously filed with our Quarterly Report on Form 10-Q on August 7, 2015.