Form 10-Q
period 2015-11-09
TRANSACT TECHNOLOGIES INC
filed 2015-11-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
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

As of October 31, 2015, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,754,792.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2015	2014
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,450	$3,131
Accounts receivable, net	9,937	9,094
Inventories	12,451	11,806
Prepaid income taxes	-	409
Deferred tax assets	1,822	3,068
Other current assets	494	489
Total current assets	27,154	27,997

Fixed assets, net	2,346	2,438
Goodwill	2,621	2,621
Deferred tax assets	1,113	1,068
Intangible assets, net of accumulated amortization of $2,684 and $2,326, respectively	983	1,341
Other assets	23	26
	7,086	7,494
Total assets	$34,240	$35,491

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,459	$2,365
Accrued liabilities	2,589	3,320
Income taxes payable	24	13
Accrued lawsuit settlement expenses	-	3,625
Deferred revenue	176	313
Total current liabilities	8,248	9,636

Deferred revenue, net of current portion	68	64
Deferred rent, net of current portion	112	172
Other liabilities	203	225
	383	461
Total liabilities	8,631	10,097

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,142,381 and 11,122,293 shares issued, respectively; 7,753,792 and 7,900,257 shares outstanding, respectively	111	111
Additional paid-in capital	28,709	28,167
Retained earnings	23,046	22,349
Accumulated other comprehensive loss, net of tax	(76)	(72)
Treasury stock, at cost, 3,388,589 and 3,222,036 shares	(26,181)	(25,161)
Total shareholders’ equity	25,609	25,394
Total liabilities and shareholders’ equity	$34,240	$35,491

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net sales	$14,172	$13,389	$47,560	$40,812
Cost of sales	7,881	8,103	27,616	24,012

Gross profit	6,291	5,286	19,944	16,800

Operating expenses:
Engineering, design and product development	766	1,053	2,494	3,434
Selling and marketing	2,137	1,847	6,060	6,069
General and administrative	1,823	1,901	5,665	5,789
Legal fees and settlement expenses associated with lawsuit (Note 7)	-	428	1,738	475
	4,726	5,229	15,957	15,767

Operating income	1,565	57	3,987	1,033

Interest and other income (expense):
Interest, net	(7)	(12)	(23)	(38)
Other, net	11	9	(1)	(11)
	4	(3)	(24)	(49)

Income before income taxes	1,569	54	3,963	984
Income tax provision	541	4	1,403	365
Net income	$1,028	$50	$2,560	$619

Net income per common share:
Basic	$0.13	$0.01	$0.33	$0.07
Diluted	$0.13	$0.01	$0.33	$0.07

Shares used in per-share calculation:
Basic	7,800	8,337	7,818	8,362
Diluted	7,848	8,403	7,844	8,487

Dividends declared and paid per common share:	$0.08	$0.08	$0.24	$0.23

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$1,028	$50	$2,560	$619
Foreign currency translation adjustment, net of tax	(8)	(8)	(4)	(3)
Comprehensive income	$1,020	$42	$2,556	$616

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$2,560	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	377	442
Incremental tax benefit from stock options exercised	(2)	-
Depreciation and amortization	1,077	1,084
Gain on sale of fixed asset	(4)	-
Deferred income tax provision	1,202	44
Foreign currency transaction losses	4	10
Changes in operating assets and liabilities:
Accounts receivable	(845)	2,061
Inventories	(644)	(499)
Prepaid income taxes	409	133
Other current and long term assets	(2)	(230)
Accounts payable	2,957	(921)
Accrued liabilities and other liabilities	(4,434)	713
Net cash provided by operating activities	2,655	3,456

Cash flows from investing activities:
Capital expenditures	(491)	(568)
Proceeds from sale of assets	4	-
Net cash used in investing activities	(487)	(568)

Cash flows from financing activities:
Revolving credit line borrowings	2,500	-
Revolving credit line payments	(2,500)	-
Proceeds from stock option exercises	42	-
Payment of dividends on common stock	(1,863)	(1,912)
Purchases of common stock for treasury	(1,020)	(826)
Incremental tax benefits from stock options exercised	2	-
Net cash used in financing activities	(2,839)	(2,738)

Effect of exchange rate changes on cash and cash equivalents	(10)	(15)

(Decrease) increase in cash and cash equivalents	(681)	135
Cash and cash equivalents, beginning of period	3,131	2,936
Cash and cash equivalents, end of period	$2,450	$3,071

Supplemental schedule of non-cash investing activities:
Capital expenditures funded by accounts payable	137	-

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	September 30,	December 31,
	2015	2014
	(In thousands)

Raw materials and purchased component parts	$6,345	$6,183
Work-in-process	-	4
Finished goods	6,106	5,619
	$12,451	$11,806

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2015:

(In thousands)
Balance, beginning of period	$287
Warranties issued	155
Warranty settlements	(201)
Balance, end of period	$241

Approximately $143,000 of the accrued product warranty liability is classified as current in Accrued liabilities at September 30, 2015 in the Condensed Consolidated Balance Sheets.  The remaining $98,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net income	$1,028	$50	$2,560	$619

Shares:
Basic: Weighted average common shares outstanding	7,800	8,337	7,818	8,362
Add: Dilutive effect of outstanding options as determined by the treasury stock method	48	66	26	125
Diluted: Weighted average common and common equivalent shares outstanding	7,848	8,403	7,844	8,487

Net income per common share:
Basic	$0.13	$0.01	$0.33	$0.07
Diluted	$0.13	$0.01	$0.33	$0.07

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended September 30, 2015 and 2014, there were 700,000 and 505,000, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2015 and 2014, there were 844,000 and 268,500, respectively, potentially dilutive shares consisting of stock options that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$25,394
Net income	2,560
Share-based compensation expense	377
Issuance of deferred stock units, net of relinquishments	121
Proceeds from issuance of shares from exercise of stock options	42
Incremental tax benefits from stock options exercised	2
Foreign currency translation adjustment	(4)
Dividends declared and paid on common stock	(1,863)
Purchase of common stock for treasury	(1,020)
Balance at September 30, 2015	$25,609

We paid a portion of the 2014 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2015 and were fully vested at the time of grant.

For the three months ended September 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $620,000, which was paid in September 2015 to common shareholders of record at the close of business on August 20, 2015.  For the three months ended September 30, 2014, dividends declared and paid totaled $664,000, or $0.08 per share.  For the nine months ended September 30, 2015 and 2014, dividends declared and paid totaled $1,863,000, or $0.24 per share and $1,912,000, or $0.23 per share, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Income taxes

We recorded an income tax provision for the third quarter of 2015 of $541,000 at an effective tax rate of 34.5%, compared to an income tax provision during the third quarter of 2014 of $4,000 at an effective tax rate of 7.4%.  Our effective tax rate for the third quarter of 2014 was unusually low due to the near breakeven level of pretax income.For the nine months ended September 30, 2015, we recorded an income tax provision of $1,403,000 at an effective tax rate of 35.4%, compared to an income tax provision during the nine months ended September 30, 2014 of $365,000 at an effective tax rate of 37.1%.

We are subject to U.S. federal income tax as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2011.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2012 through 2014 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2015, we had $105,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  During the third quarter of 2015, we recognized $49,000 of previously unrecognized tax benefits as the statute of limitations expired during the third quarter of 2015.

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

Overview
TransAct Technologies Incorporated (“TransAct”) designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the AccuDate™, Ithaca®, RESPONDER®, Epic, EPICENTRALTM, and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and mobile printing markets). We sell our products to original equipment manufacturers, value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer-related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2015.

Results of Operations: Three months ended September 30, 2015 compared to three months ended September 30, 2014

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Food safety, banking and POS	$3,381	23.9%	$2,628	19.6%	$753	28.7%
Casino and gaming	4,399	31.0%	5,062	37.8%	(663)	(13.1%)
Lottery	1,797	12.7%	1,473	11.0%	324	22.0%
Printrex	225	1.6%	1,043	7.8%	(818)	(78.4%)
TSG	4,370	30.8%	3,183	23.8%	1,187	37.3%
	$14,172	100.0%	$13,389	100.0%	$783	5.8%

International *	$2,510	17.7%	$3,720	27.8%	$(1,210)	(32.5%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the third quarter of 2015 increased $783,000, or 6%, from the same period in 2014.  Overall printer sales volume decreased 3% to approximately 35,000 but the decrease in printer sales volume was more than offset by a 37% increase in the TSG market in the third quarter of 2015 compared to the same period in 2014.  The decrease in units was driven primarily by a 16% decrease in unit volume from the casino and gaming market and an 84% decrease in the Printrex market. These printer unit sales decreases were partially offset by an increase in unit volume of 18% from the food safety, banking and POS market and a 15% increase in the lottery market.  The average selling price of our printers decreased by less than 1% in the third quarter of 2015 compared to the third quarter of 2014.  International sales decreased $1,210,000, or 33%, due primarily to decreases in the international casino and gaming market that were partially offset by an increase in the international lottery market.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are printing devices that consist of an operating system, a touchscreen and one or two thermal print mechanisms that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of inkjet, thermal and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food), hospitality, and specialty retail industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$3,283	97.1%	$2,513	95.6%	$770	30.6%
International	98	2.9%	115	4.4%	(17)	(14.8%)
	$3,381	100.0%	$2,628	100.0%	$753	28.7%

The increase in the domestic food safety, banking and POS product revenue from the third quarter of 2014 was primarily driven by a 91% increase in sales of our food safety terminal, including the first shipment of our AccuDateTM Pro food safety terminal in the third quarter of 2015.  Additionally, domestic sales of our Ithaca®9000 printers increased 27% primarily to support new initiatives at McDonald’s Corporation.  These increases were partially offset by lower sales of our older generation POS printers.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$2,927	66.5%	$1,816	35.9%	$1,111	61.2%
International	1,472	33.5%	3,246	64.1%	(1,774)	(54.7%)
	$4,399	100.0%	$5,062	100.0%	$(663)	(13.1%)

The increase in domestic sales of our casino and gaming products was primarily due to a 70% increase in sales of our thermal casino printers during the third quarter of 2015 compared to the third quarter of 2014.  We believe the increase resulted from market share gains, as the replacement cycle for slot machines remains weak.  EPICENTRAL™ software sales for the third quarter 2015 remained relatively consistent with those reported for the third quarter 2014.

International casino and gaming printer sales decreased in the third quarter of 2015 compared to the third quarter of 2014 due primarily to a 71% decrease in sales of our thermal casino printers, primarily due to a significant decrease in casino printers being shipped to our European distributor.  International sales of our off-premise gaming printers remained consistent for the third quarter 2015 compared to the third quarter 2014.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to IGT (formerly GTECH Corporation) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$1,053	58.6%	$1,438	97.6%	$(385)	(26.8%)
International	744	41.4%	35	2.4%	709	2,025.7%
	$1,797	100.0%	$1,473	100.0%	$324	22.0%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  International lottery sales increased due to a sale to IGT for lottery terminals for the Spanish lottery.

Printrex:
Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$189	84.0%	$903	86.6%	$(714)	(79.1%)
International	36	16.0%	140	13.4%	(104)	(74.3%)
	$225	100.0%	$1,043	100.0%	$(818)	(78.4%)

The decrease in sales of Printrex printers in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to 69% lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2015.  In addition, we experienced a 95% decline in medical and mobile printer sales due to the loss of a customer in the medical industry that will impact our sales further for the remainder of 2015.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$4,210	96.3%	$2,999	94.2%	$1,211	40.4%
International	160	3.7%	184	5.8%	(24)	(13.0%)
	$4,370	100.0%	$3,183	100.0%	$1,187	37.3%

The increase in domestic revenue from TSG was primarily due to a 118% increase in sales of replacement parts due mainly to purchases for lottery printers by IGT.  These increases were partially offset by 61% lower revenue from consumables for our Printrex color printers due to lower printing usage resulting from reduced drilling caused by the decline in worldwide oil prices as well as an 11% decrease in sales of non-Printrex consumable products, largely HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$6,291	$5,286	19.0%	44.4%	39.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system. Gross profit increased $1,005,000, or 19%, and our gross margin increased by 490 basis points as we experienced a favorable sales mix in the third quarter of 2015 compared to the third quarter of 2014. During the third quarter of 2015, a large portion of our sales increase was generated from our higher margin TSG products and food safety terminals. We expect our gross margin for the full year 2015 to be higher than in 2014 as we expect to benefit from increased sales of our new value-added products, and expect to recognize the benefits from cost reduction initiatives we implemented during the fourth quarter of 2014.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$766	$1,053	(27.3%)	5.4%	7.9%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $287,000, or 27%, due primarily to a reduction of engineering staff resulting from our 2014 cost reduction initiatives as well as lower outside testing and pre-production expenses during the third quarter of 2015 compared to the third quarter of 2014 when we were in the process of launching three new products.  We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction initiatives we implemented during the fourth quarter of 2014. We expect engineering, design and product development expenses in 2015 to be lower than in 2014 due to staff reductions and lower product development expenses resulting from cost reduction initiatives we implemented during the fourth quarter of 2014.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$2,137	$1,847	15.7%	15.1%	13.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $290,000, or 16%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to planned investments made during the second half of 2014 and first nine months of 2015 in new sales staff to focus on sales execution of our new products.  Additionally, we incurred higher trade show expenses due to the timing of our largest tradeshow, the Global Gaming Expo, which occurred in the third quarter in 2015 compared to the fourth quarter in 2014.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$1,823	$1,901	(4.1%)	12.9%	14.2%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased by 78,000, or 4%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the departure of our VP, Business Development during the fourth quarter of 2014 who was not replaced.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales – 2015	Total Sales - 2014
$-	$428	(100%)	-%	3.2%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against the Company, which we settled in March 2015.  Due to the settlement of the AD lawsuit in March 2015, we did not incur any legal fees related to the lawsuit during the third quarter of 2015 and we do not expect to incur any additional expenses for the remainder of 2015.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales – 2014
$1,565	$57	2,645.6%	11.0%	0.4%

Our operating income increased by $1,508,000 and our operating margin improved to 11.0% of net sales primarily due to a 490 basis point increase of our gross margin in the third quarter of 2015 compared to the third quarter of 2014.  In addition our operating income was positively impacted by the settlement of the AD lawsuit during the first quarter of 2015 as we had no legal fees related to the lawsuit in the third quarter of 2015 compared to $428,000 in the third quarter of 2014.

Interest.  We recorded net interest expense of $7,000 in the third quarter of 2015 compared to $12,000 in the third quarter of 2014 due to the lower unused revolving credit line fee we are charged upon renewing our credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”) on November 26, 2014.  As of the renewal, we are charged a fee of 0.15% on unused borrowings compared to 0.25% during the third quarter of 2014.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $11,000 in the third quarter of 2015 compared to other income of $9,000 in the third quarter of 2014.  The change was due primarily to a gain of $4,000 recorded on the disposal of a fixed asset in the third quarter of 2015. Foreign currency transaction exchange gains recorded by our U.K. subsidiary remained consistent in the third quarter of 2015 compared to the third quarter of 2014.

Income Taxes.  We recorded an income tax provision for the third quarter of 2015 of $541,000 at an effective tax rate of 34.5%, compared to an income tax provision during the third quarter of 2014 of $4,000 at an effective tax rate of 7.4%.  Our effective tax rate for the third quarter of 2014 was unusually low due to the near breakeven level of pretax income.  We expect our effective tax rate for the full year 2015 to be between 35% and 36%.

Net Income.  We reported net income during the third quarter of 2015 of $1,028,000, or $0.13 per diluted share, compared to $50,000, or $0.01 per diluted share, for the third quarter of 2014.

Results of Operations: Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Food safety, banking and POS	$9,030	19.0%	$7,144	17.5%	$1,886	26.4%
Casino and gaming	17,237	36.3%	17,728	43.4%	(491)	(2.8%)
Lottery	8,767	18.4%	3,143	7.7%	5,624	178.9%
Printrex	1,152	2.4%	3,013	7.4%	(1,861)	(61.8%)
TSG	11,374	23.9%	9,784	24.0%	1,590	16.3%
	$47,560	100.0%	$40,812	100.0%	$6,748	16.5%

International *	$11,187	23.5%	$11,230	27.5%	$(43)	(0.4%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first nine months of 2015 increased $6,748,000, or 17%, from the same period in 2014. Printer sales volume increased 28% to approximately 135,000 units driven primarily by a 176% increase in unit volume from the lottery market.  Additionally, unit sales increased to a lesser extent in the first nine months of 2015 from a 15% increase from the food safety, banking and POS market. The average selling price of our printers decreased approximately 8% during the first nine months of 2015 compared to the first nine months of 2014 primarily due to the large volume of lower-priced lottery printers sold during the first nine months of 2015.

Overall, international sales decreased slightly by $43,000, or less than 1%, as lower sales in the international casino and gaming market, Printrex market and TSG market were almost fully offset by increases in the international lottery market and international food safety, banking and POS market.

Food safety, banking and POS:
A summary of sales of our worldwide food safety, banking and POS products for the nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$8,417	93.2%	$6,896	96.5%	$1,521	22.1%
International	613	6.8%	248	3.5%	365	147.2%
	$9,030	100.0%	$7,144	100.0%	$1,886	26.4%

The increase in both domestic and international food safety, banking and POS printer revenue as compared to the first nine months of 2014 was primarily driven by a 112% increase in sales of our food safety terminals during the first nine months of 2015 due largely to the resumption of shipments to our distributor who made a large initial stocking order in 2013 and did not make any purchases in the first nine months of 2014.  Also, the sale of food safety products increased during the third quarter of 2015 as we shipped our first AccuDateTM Pro units.  In addition to increased food safety terminal sales, sales of our Ithaca® 9000 printers increased 18% in the first nine months of 2015 compared to the first nine months of 2014 due to new initiatives by McDonald’s Corporation that started in 2015.  These increases were partially offset by lower sales of our banking printers and other POS printers.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$8,396	48.7%	$8,279	46.7%	$117	1.4%
International	8,841	51.3%	9,449	53.3%	(608)	(6.4%)
	$17,237	100.0%	$17,728	100.0%	$(491)	(2.8%)

The increase in domestic sales of our casino and gaming products resulted primarily from higher domestic EPICENTRALTM software sales due to one new installation that occurred in the first nine months of 2015 compared to no new domestic installations in the first nine months of 2014.  This increase was partially offset by a 3% decline in sales of our thermal casino printers in the first nine months of 2015 compared to the first nine months of 2014.

International casino and gaming printer sales decreased in the first nine months of 2015 due to 17% and 88% decreases in sales of our thermal casino printers and EPICENTRAL™ software, respectively.  EPICENTRAL™ software sales decreased as we had no new international installations in the first nine months of 2015 compared to one international installation at multiple casino properties for a customer in South America during the first nine months of 2014.  These decreases were partially offset by an 80% increase in sales of our off-premise thermal gaming printers during the first nine months of 2015 compared to the first nine months of 2014 largely due to installations in sports betting machines in Spain.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$7,886	90.0%	$3,084	98.1%	$4,802	155.7%
International	881	10.0%	59	1.9%	822	1,393.2%
	$8,767	100.0%	$3,143	100.0%	$5,624	178.9%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  International sales increased due to a sale to IGT for lottery terminals for the Spanish lottery.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):
	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$978	84.9%	$2,514	83.4%	$(1,536)	(61.1%)
International	174	15.1%	499	16.6%	(325)	(65.1%)
	$1,152	100.0%	$3,013	100.0%	$(1,861)	(61.8%)

The decrease in Printrex printers was due primarily to 62% lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices.  In addition, we experienced a 61% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry.  This decrease was partially offset by the first sales contribution from our RESPONDER mobile printer in the first nine months of 2015.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2015 and 2014 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2015		September 30, 2014		$	%
Domestic	$10,696	94.0%	$8,809	90.0%	$1,887	21.4%
International	678	6.0%	975	10.0%	(297)	(30.5%)
	$11,374	100.0%	$9,784	100.0%	$1,590	16.3%

The increase in domestic revenue from TSG was primarily due to a 65% increase in sales of replacement parts mainly to IGT for the lottery market and a 25% increase in services revenue largely from project oriented paper testing services.  These increases were partially offset by an 11% decline in sales of our non-Printrex consumables, largely from the decline in sales of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product and 29% lower revenue from consumables for our Printrex color printers due to lower printing usage resulting from reduced drilling caused by the decline in worldwide oil prices.

Internationally, TSG revenue decreased primarily due to a 38% decrease in sales of replacement parts and accessories due to a large number of shipments to IGT in 2014 to support international legacy lottery printers that did not reoccur during the first nine months of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$19,944	$16,800	18.7%	41.9%	41.2%

Gross profit increased $3,144,000, or 19%, due primarily to a 17% increase in sales.  Additionally,  our gross margin increased by 70 basis points as we experienced a slightly more favorable sales mix in the first nine months of 2015 compared to the first nine months of 2014.  This increase in gross margin was achieved despite a large portion of our sales being generated from our lottery printers during the first half of 2015 which carry lower gross margin than our other products.  The improved gross margin was attained primarily during the third quarter of 2015 due to higher margin contribution from TSG products and food safety terminal sales.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$2,494	$3,434	(27.4%)	5.2%	8.4%

Such expenses decreased $940,000, or 27%, due primarily to a reduction of engineering staff resulting from our 2014 cost reduction initiatives as well as lower outside testing and pre-production expenses during the first nine months of 2015 compared to the first nine months of 2014 when we were in the process of launching three new products.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$6,060	$6,069	(0.1%)	12.7%	14.9%

Such expenses remained relatively consistent decreasing by less than 1% in the first nine months of 2015 compared to the first nine months of 2015 primarily due to lower marketing expenses from cost savings initiatives as well as lower travel expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were almost entirely offset by the planned investments we made during the second half of 2014 and early 2015 in new sales and marketing staff to focus on sales execution of our new products and higher tradeshow expense due to the timing of our largest tradeshow, the Global Gaming Expo, which occurred in the third quarter in 2015 compared to the fourth quarter in 2014.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):
Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$5,665	$5,789	(2.1%)	11.9%	14.2%

General and administrative expenses decreased $124,000, or 2%, due primarily to lower salary expenses related to the departure of our VP, Business Development during the fourth quarter of 2014 who has not been replaced.  This decrease was somewhat offset by higher incentive compensation expense in the first nine months of 2015 compared to the first nine months of 2014.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$1,738	$475	265.9%	3.7%	1.2%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company which we settled in March 2015. In connection with this lawsuit, we incurred legal fees of $1,738,000 and $475,000 in the first nine months of 2015 and 2014, respectively.  Due to the settlement of the AD lawsuit in March 2015, we did not incur any additional expenses related to the lawsuit during the third quarter of 2015 and we do not expect to incur any further expenses for the remainder of 2015.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2015	2014	Change	Total Sales - 2015	Total Sales - 2014
$3,987	$1,033	286.0%	8.4%	2.5%

Both our operating income and operating margin increased primarily due to a 17% increase in sales in the first nine months of 2015 as compared to the first nine months of 2014. In addition, our operating income was positively impacted by cost savings initiatives we instituted in the fourth quarter of 2014 but were largely offset by higher legal expenses resulting from the AD lawsuit.  Excluding the AD legal fees, our operating income would have increased $4,217,000, or 280% in the first nine months of 2015 compared to the first nine months of 2014.

Interest.  We recorded net interest expense of $23,000 in the first nine months of 2015 compared to $38,000 in the first nine months of 2014 due to the lower unused revolving credit line fee we are charged upon renewing the TD Bank Credit Facility with TD Bank on November 26, 2014.  As of the renewal, we are charged a fee of 0.15% on unused borrowings compared to 0.25% during the first nine months of 2014.  See “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other expense of $1,000 in the first nine months of 2015 compared to other expense of $11,000 in the first nine months of 2014.  The change was primarily due to lower net foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first nine months of 2015 compared to the first nine months of 2014.

Income Taxes.  We recorded an income tax provision for the first nine months of 2015 of $1,403,000 at an effective tax rate of 35.4%, compared to an income tax provision during the first nine months of 2014 of $365,000 at an effective tax rate of 37.1%.  Our effective tax rate for the first nine months of 2014 was higher due to the impact from certain permanent book to tax adjustments on a relatively low level of pre-tax income.
Net Income.  We reported net income during the first nine months of 2015 of $2,560,000, or $0.33 per diluted share, compared to $619,000, or $0.07 per diluted share, for the first nine months of 2014.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2015, our cash and cash equivalents balance decreased $681,000, or 22%, from December 31, 2014 and we ended the third quarter of 2015 with $2,450,000 in cash and cash equivalents, of which $77,000 was held by our U.K. subsidiary, and no debt outstanding.  However, in April 2015 we borrowed $2,500,000 under our TD Bank Credit Facility to fund the $3,600,000 payment related to the settlement of the AD lawsuit, which we fully repaid during the second quarter 2015.

Operating activities:  The following significant factors affected our cash provided by operating activities of $2,792,000 in the first nine months of 2015 as compared to our cash provided by operating activities of $3,456,000 in the first nine months of 2014:

During the first nine months of 2015:
•	We reported net income of $2,560,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,454,000.
•	Accounts receivable increased $845,000, or 9%, due to the increase and timing of sales during the third quarter of 2015.
•	Inventories increased $644,000, or 5%, due to the build-up of inventory in anticipation of higher sales volume in 2015.
•	Accounts payable increased $2,957,000 due primarily to increased inventory purchases during the first nine months of the year to support a higher level of sales.
•	Accrued liabilities and other liabilities decreased $4,434,000 due primarily to the payment of the AD lawsuit settlement in April 2015 and the payment of 2014 annual bonuses in March 2015.

During the first nine months of 2014:
•	We reported net income of $619,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,526,000.
•	Accounts receivable decreased $2,061,000 due primarily to lower sales volume and collections made from the high concentration of sales made during the latter portion of the fourth quarter of 2013.
•	Inventories increased $499,000 due to increased stocking levels of our newly launched food safety and Printrex products combined with lower than expected sales volume.
•	Accounts payable decreased $921,000 due primarily to the timing of payments and decreased inventory purchases during the third quarter of 2014.
•	Accrued liabilities and other liabilities increased $713,000 primarily due to increased accrued salaries as well as higher levels of advanced payments received for EPICENTRAL™ software maintenance.

Investing activities:  Our capital expenditures were $491,000 and $568,000 in the first nine months of 2015 and 2014, respectively.  Expenditures in 2015 included approximately $333,000 of cost incurred for the purchase of a new phone system and other computer equipment and the remaining amount was primarily for the purchase of new product tooling equipment.  Expenditures in 2014 included $316,000 of costs incurred for the purchase of new product tooling, $39,000 for costs incurred in connection with an enhancement to the Company’s ERP software and the remaining amount primarily for the purchase of manufacturing equipment and computer equipment.

Capital expenditures for 2015 are expected to be approximately $800,000 primarily for the purchase of a new phone system, leasehold improvements at our Las Vegas facility and new product tooling and tooling enhancements for our existing products.

Financing activities:  We used $2,839,000 of cash from financing activities during the first nine months of 2015 to pay dividends of $1,863,000 to common shareholders and to purchase $1,020,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $44,000.  During the first nine months of 2014, we used $2,738,000 of cash from financing activities to pay cash dividends of $1,912,000 to common shareholders and to purchase $826,000 of common stock for treasury.  Additionally, during the third quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit, which we fully repaid before June 30, 2015.

Working Capital
Our working capital increased by 3% to $18,906,000 at September 30, 2015 from $18,361,000 at December 31, 2014.  Our current ratio of current assets to current liabilities increased to 3.3 as of September 30, 2015 compared to 2.9 at December 31, 2014.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2015.  The following table lists the financial covenants and the performance measurements at September 30, 2015:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2015
Operating cash flow / Total debt service	Minimum of 1.25 times	105.0 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

During the second quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit which we fully repaid before June 30, 2015.

As of September 30, 2015, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  For the three months ended September 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $620,000, which was paid in September 2015 to common shareholders of record at the close of business on August 20, 2015.  For the nine months ended September 30, 2015, dividends declared and paid totaled $1,863,000, or $0.24 per share. We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2015.

Stock Repurchase Program
Prior to its expiration on July 31, 2015, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $7,500,000 of outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.  The Stock Repurchase Program expired on July 31, 2015 and was not renewed.  During the nine months ended September 30, 2015 we repurchased 166,553 shares of our common stock for $1,020,000 at an average price per share of $6.12.  As of September 30, 2015, no additional shares are authorized for future repurchases due to the expiration of the Stock Repurchase Program.

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

On May 29, 2015, we signed a non-exclusive agreement with IGT (formerly GTECH) to provide thermal lottery printers to IGT for various lottery applications through December 31, 2019.

On June 30, 2015, we signed a second amendment of our lease agreement for our facility in Las Vegas, Nevada with The Realty Associates Fund IX L.P. as disclosed herein under the heading “Other Information—Item 5. Other Information”.

Other than the items mentioned above, there have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2014.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2015.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 9, 2015	Steven A. DeMartino
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