Form 10-K
TRANSACT TECHNOLOGIES INC
filed 2016-03-11
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $49,400,000 based on the last sale price on June 30, 2015.

As of February 29, 2016, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 7,782,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct designs, develops and sells market-specific solutions, including printers, terminals, software and other products for transaction-based and other industries. These world-class products are sold under the AccuDate™, Ithaca®, RESPONDER®, Epic, EPICENTRAL™, and Printrex® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality food rotation date and nutritional labels, promotional coupons and transaction records such as receipts, tickets, register journals and other documents as well as printed logging and plotting of oil field and well drilling data. We focus on the following core markets: food safety, banking and point-of-sale (“POS”), casino and gaming, lottery, and Printrex (which serves the oil and gas, medical and mobile printing markets). We sell our products to original equipment manufacturers (“OEMs”), value-added resellers, selected distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of printers. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We have one primary operating, hardware research and development and eastern region service center located in Ithaca, NY.  In addition, we have a casino and gaming sales headquarters, software research and development and western region service center in Las Vegas, NV, a sales and service center for the oil and gas industry in Houston, TX, a European sales and service center in the United Kingdom, and a sales office located in Macau.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

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

Products, Services and Distribution Methods

Printers and terminals: TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers and terminals utilizing thermal, inkjet and impact printing technology for applications, primarily in the food safety, banking and POS, casino and gaming, lottery, oil and gas, medical and mobile printing markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices, paper handling capacities and cabinetry color.  Our food safety terminals also offer configurable menu options.  In addition to our configurable printers and terminals, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers.

Food safety, banking and POS: Our food safety terminals are printing devices that consist of an operating system, a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food rotation and spoilage.  In the food safety market, we use an internal sales force to manage sales of our terminals through distribution, as well as to solicit sales directly from end-users.

Our banking and POS printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the banking market, we sell printers that are used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations.  In the POS market, we sell several models of printers utilizing inkjet, thermal and impact printing technology.  Our printers are used primarily by retailers in the restaurant (including fine dining, casual dining, and fast food) and hospitality industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force.

Lottery:  We supply lottery printers to IGT (formerly GTECH Corporation) and its subsidiaries, our largest customer and the world’s largest provider of lottery terminals.  In addition, during 2015 we launched a new lottery printer, the Epic 3000, that we will begin to sell to other lottery system customers beyond IGT.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to IGT and managed by an internal sales representative.

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

Printrex:  Printrex printers include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  In 2015, we launched the Responder MP2™, our first printer for the large machine-to-machine (M2M) vertical market.  The Responder MP2™ is an all-in-one mobile printing solution for a number of vehicles, including fire, police, EMS, insurance, public utilities and delivery.  In addition, we sell wide format thermal printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. We primarily sell our Printrex products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales representative with a sales office located in Houston, Texas.

TSG:  Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services and testing services for all of our products and certain competitor’s products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct XpressSM and TransAct Care, and other repair services for our printers and terminals.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY, our western region service center in Las Vegas, NV and our oil and gas industry service center in Houston, TX.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 95% of our printer production is primarily through one third-party contract manufacturer in Asia and to a lesser extent two others in Asia.  The remaining 5% of our products are assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include thermal, inkjet and impact print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, purchases of component parts have declined while purchases of fully-assembled printers produced by our contract manufacturers have increased.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and food safety terminal models, from one foreign contract manufacturer, and to a much lesser extent, one other foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturers, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms to us during 2016 or that their terms to us will be any less favorable than they have been historically.

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

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  We hold 33 United States and 35 foreign patents and have 4 United States and 6 foreign patent applications pending pertaining to our products.  The duration of these patents range from 2 to 16 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality
Restaurants typically reduce purchases of new food safety equipment in the fourth quarter due to the increased volume of transactions during that holiday period.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
IGT (formerly GTECH Corporation) has been our most significant customer.  On May 29, 2015, we signed a new agreement with IGT to sell on-line lottery and casino printers to IGT through December 31, 2019.  This new agreement replaced the previous agreement that expired on May 29, 2015.  Under the terms of the new agreement, we will sell on-line lottery and casino printers to IGT on a non-exclusive basis, and IGT will purchase such printers from us on a non-exclusive basis. This new agreement will allow TransAct to sell printers to other lottery system customers beyond IGT.

Sales to IGT and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2015	2014	2013
IGT	29%	19%	19%
Suzo-Happ	14%	7%	4%
Eurocoin	0%	11%	12%

Backlog
Our backlog of firm orders was approximately $5,403,000 as of February 29, 2016, compared to $11,356,000 as of February 27, 2015.  Based on customers’ current delivery requirements, we expect to ship our entire current backlog during 2016.

Competition
The market for transaction-based and specialty printers is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for our food safety terminals and EPICENTRAL software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than us.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the food safety market, we compete with Avery Dennison Corporation, Ecolab Inc. and Integrated Control Corp.  We compete in this market based largely on our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the banking and POS market, our major competitor is Epson America, Inc., which holds a dominant market position of the POS markets into which we sell.  We also compete, to a much lesser extent, with CognitiveTPG, Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Industries, Inc., Addmaster, and Samsung/Bixolon.  Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.  However, we have and will continue to deemphasize efforts in the POS and banking markets going forward.

In the casino and gaming market (consisting principally of slot machine and VLT transaction printing and promotional coupon printing), we compete with several companies including JCM Global (formerly FutureLogic, Inc.), Nanoptix, Inc., Custom Engineering SPA and others.  Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term relationship with IGT.  On May 29, 2015, we signed a non-exclusive agreement with IGT to provide thermal lottery printers to IGT for various lottery applications through December 31, 2019.  Prior to this agreement, we had an exclusive purchase agreement whereby IGT exclusively purchased all of its requirements for thermal on-line lottery printers from us and we exclusively sold such printers to IGT.  We now compete in this market with other lottery printer providers such as Custom Engineering SPA, Star Micronics and Wincor Nixdorf.

In the Printrex market, we primarily compete with the Imaging Systems Group, Inc. (“iSys”), Neuralog Inc. and GSI Group. We compete in this market based largely on our ability to provide specialized, custom-engineered products.

The TSG business is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers, depending on the geographic area.

Our strategy for competing in our markets is to continually develop new products (hardware and software) and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our geographic market penetration, to take advantage of strategic relationships, and to lower product costs by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our products utilize certain thermal, inkjet and impact printing technology.  If other technologies, or variations to existing technologies, were to evolve or become available to us, it is possible that we would incorporate these technologies into our products.  Alternatively, if such technologies were to evolve or become available to our competitors, our products could become obsolete, which would have a significant negative impact on our business.

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $3,599,000, $4,302,000, and $4,065,000 in 2015, 2014 and 2013, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for sale to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM, which enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $31,000 and $169,000 as of December 31, 2015 and 2014, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $138,000, $201,000, and $199,000 in 2015, 2014 and 2013, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2015, TransAct and our subsidiaries employed 125 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 15 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks related to our foreign operations are described in Item 1A below.

Trademarks, Service Marks and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this annual report on Form 10-K are the property of their respective owners. The trademarks we own include TransAct®, AccuDate™, Epic, EPICENTRAL®, Ithaca®, RESPONDER® and Printrex®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Available Information
We make available free of charge through the “Investor Relations” tab on our internet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available at www.sec.gov.  The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section:

•	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;
•	the geographic distribution of our sales;
•	market acceptance of our products, both domestically and internationally;
•	development of new competitive products by others;
•	our responses to price competition;
•	our level of research and development activities;
•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;
•	changes in the amount we spend to promote our products and services;
•	changes in the cost of satisfying our warranty obligations and servicing our installed base of printers;
•	availability of third-party components at reasonable prices;
•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
•	fluctuations of world-wide oil and gas prices;
•	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers or suppliers facilities; and
•	changes in accounting rules.

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
The success of newer products such as the AccuDate™ food safety terminals and RESPONDER MP2™ is dependent on how quickly customers in the related markets accept them given the very little market penetration these products have experienced since they are new and innovative and have limited competition. Additionally, the success of innovative technology, such as printing coupons and promotions at the slot machine using EPICENTRAL™, is dependent on our casino customers' acceptance of such technology.  While we have designed EPICENTRAL™ to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

Our success depends upon our ability to adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products contain software and are generally more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation.  If we cannot efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

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

We rely on distributors and resellers to sell our products and services.
We use a variety of distribution channels, including OEMs and distributors, to market and sell our products and services.  We may be adversely impacted by any conflicts that could arise between and among our various sales channels.

Our dependence upon distributors and resellers exposes us to numerous risks, including:

•	loss of channel and the ability to bring new products to market;
•	concentration of credit risk, including disruption in distribution should the distributors and / or resellers’ financial condition deteriorate;
•	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;
•	distributors or resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
•	direct competition should a distributor or reseller decide to manufacture printers internally or source printers from a competitor.

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition.

We have outsourced substantially all of the assembly of our printers and terminals to three contract manufacturers and will be dependent on them for the manufacturing of such products.  A failure by these contract manufacturers, or any disruption in such manufacturing or the flow of product from these manufacturers, may adversely affect our business results.
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers and terminals to contract manufacturers in Asia.  Approximately 80% of our printer and terminal manufacturing is conducted by one third party manufacturer in Asia.

However, to the extent we rely on a third-party service provider for manufacturing services, we may incur increased business continuity risks.  We will no longer be able to exercise control over the assembly of certain of our products or any related operations or processes, including the internal controls associated with operations and processes conducted and the quality of our products assembled by contract manufacturers.  If we are unable to effectively manage and oversee our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected.

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
A significant portion of our printers and terminals are manufactured by contract manufacturers overseas and are exported to the U.S.  Any such disruption in trade, including exports to the U.S., could adversely affect our business results.  Events that could cause disruptions to such exports to the U.S. include:

•	the imposition of additional trade law provisions or regulations;
•	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;
•	the imposition of additional duties, tariffs and other charges on imports and exports;
•	economic uncertainties and adverse economic conditions (including inflation and recession);
•	fluctuations in the value of the U.S. Dollar against foreign currencies;
•	significant labor disputes, such as dock strikes;
•	significant delays in the delivery of cargo due to port security considerations;
•	financial or political instability in any of the countries in which our printers and terminals are manufactured.

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
We expect that sales to our largest customer, IGT, will continue to represent a material percentage of our net sales for the foreseeable future.  A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

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

Limited trading volume and a reduction in analyst coverage of our common stock may contribute to its price volatility.
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2015, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 25,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

Future sales of our common stock may cause our stock price to decline.
In the future, we may sell additional shares of our common stock in public or private offerings, and we may also issue additional shares of our common stock to finance future acquisitions.  Shares of our common stock are also available for future sale pursuant to stock options and other equity awards that we have granted to our employees, and in the future we may grant additional stock options and other forms of equity compensation to our employees.  Sales of our common stock or the perception that such sales could occur may adversely affect prevailing market prices for shares of our common stock and could impair our ability to raise capital through future offerings.

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

Fluctuations in oil and gas prices could adversely affect drilling and exploration activities by oil and gas companies and our revenue in our Printrex market.  If oil and gas prices remain volatile, or if oil or gas prices remain low or decline further, the demand for our Printrex products could be adversely affected.
The demand for our Printrex products depends on the level of spending by oil and gas companies for drilling and exploratory activities, which are affected by short-term and long-term trends in oil and gas prices, including current and anticipated oil and gas prices. Oil and gas prices, as well as the level of drilling and exploration, historically have been extremely volatile and are expected to continue to be highly volatile.  If oil and gas prices continue to remain low or decline further, or if there is a further reduction in drilling and exploration activities, the demand for our Printrex products could be materially and adversely affected.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business.  Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2015 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.
Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York *	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2016
Las Vegas, Nevada	Software design and development, service center and casino and gaming sales office	19,600	Leased	October 31, 2022
Doncaster, United Kingdom	Sales office and service center	2,800	Leased	August 1, 2016
Houston, Texas	Sales office and service center	100	Leased	April 30, 2016
Macau, China	Sales office	180	Leased	June 30, 2016
		107,680

*On January 14, 2016 we signed an amendment to extend our lease in Ithaca to May 31, 2021. The amendment is included as an exhibit to this 10-K.

Item 3. Legal Proceedings.

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District (the “Court of Appeals”), which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Court of Appeals enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Court of Appeals ruled in our favor, affirming the Court’s decision and denying AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015 we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the Settlement Agreement.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 29, 2016, there were 363 holders of record of the common stock.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2015 and 2014 were as follows:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low
First Quarter	$6.85	$5.46	$12.99	$9.80
Second Quarter	7.50	5.02	11.50	9.12
Third Quarter	9.20	6.40	10.44	6.45
Fourth Quarter	10.46	7.95	6.95	5.19

In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,485,000 or $0.32 per share and $2,556,000 or $0.31 per share, in 2015 and 2014, respectively. On February 1, 2016, our Board of Directors approved the first quarter 2016 dividend in the amount of $0.08 per share payable on or about March 15, 2016 to common shareholders of record at the close of business on February 19, 2016.

Issuer Purchases of Equity Securities
Prior to its expiration on July 31, 2015, we maintained a stock repurchase program. Under this stock repurchase program, we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From January 1, 2015 through the expiration date of this stock repurchase program, we repurchased 166,553 shares of our common stock for approximately $1,020,000 at an average price of $6.12 per share.   From the start of this stock repurchase program on August 11, 2014 through December 31, 2014, we repurchased 434,998 shares of our common stock for approximately $2,634,000 at an average price per share of $6.06.  From January 1, 2005 through the expiration of the stock repurchase program on July 31, 2015, we repurchased a total of 3,388,589 shares of common stock for approximately $26,181,000, at an average price of $7.73 per share.

On February 25, 2016, our Board of Directors approved a new stock repurchase program. Under this new repurchase program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.

Securities Authorized for Issuance under Equity Compensation Plans
For a discussion of the Company’s equity compensation plan information, please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company’s Common Stock from December 31, 2010 through December 31, 2015, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Hardware Stocks Index. The graph assumes that $100 was invested on December 31, 2010 in each of TransAct’s common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

TransAct Technologies Incorporated Common Stock
Total Return Index for the Nasdaq Stock Market (US)
Nasdaq Computer Manufacturer Stocks Index
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
TransAct Technologies Incorporated Common Stock	$100.00	$77.07	$76.65	$133.01	$58.07	$91.19
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$100.31	$116.79	$155.90	$175.33	$176.17
Nasdaq Computer Hardware Stocks Index	$100.00	$104.83	$125.68	$147.85	$200.43	$182.49

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net sales	$59,676	$53,108	$60,141	$68,386	$65,969
Gross profit	24,978	21,711	25,092	25,982	24,626
Operating expenses	20,510	25,483	18,475	20,380	17,637
Operating income (loss)	4,468	(3,772)	6,617	5,602	6,989
Net income (loss)	3,092	(2,421)	4,935	3,621	4,676
Net income (loss) per share:
Basic	0.40	(0.29)	0.57	0.40	0.50
Diluted	0.39	(0.29)	0.57	0.40	0.49
Dividends declared and paid per share	0.32	0.31	0.27	0.06	-

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total assets	$32,569	$35,491	$40,408	$45,228	$42,740
Working capital	18,983	18,361	24,871	25,492	27,222
Shareholders’ equity	25,728	25,394	32,521	33,369	35,313

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

Overview
During 2015, we focused our efforts on sales execution and growing the revenue of our new, value-added products and technologies.  From 2012 to 2015, we spent significant time and resources developing new products such as the Ithaca® 9700 food safety terminal, EPICENTRAL™ software for the casino and gaming industry, RESPONDER MP2™ mobile printer for vehicles and our Printrex® 920 and 980 color printers for the oil and gas industry.  With that first development phase behind us we were able to fully shift our focus to growing our revenue resulting in a 12% increase overall from the prior year.  Additionally, we were able to successfully execute against our cost reduction initiatives and lowered operating expenses by over $1 million during 2015 upon completing the product development investments we made during the past three years.

During 2015, our sales increased due to continued growth of sales in our food safety terminals as well as higher lottery printer sales.  The investments we have made in the food safety market have resulted in strong sales growth that we believe will continue to grow in future years.   In regards to our casino and gaming markets, we continued to gain domestic market share despite a relative weak replacement cycle in the domestic casino and gaming market as well as sluggishness in the international markets. Our Printex market has seen a significant negative impact from the world-wide decline in oil and gas prices.  While it is difficult to predict when a rebound of oil and gas prices will occur, with the adjustments we have made to our cost structure and focus on sales, we have experienced considerable growth during 2015.

During 2015, our total net sales increased 12% to approximately $59,676,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Food safety, banking and POS	$13,029	21.8%	$9,308	17.5%	$3,721	40.0%
Casino and gaming	21,755	36.5%	22,731	42.8%	(976)	(4.3%)
Lottery	9,468	15.9%	4,761	9.0%	4,707	98.9%
Printrex	1,381	2.3%	3,910	7.4%	(2,529)	(64.7%)
TSG	14,043	23.5%	12,398	23.3%	1,645	13.3%
Total net sales	$59,676	100.0%	$53,108	100.0%	$6,568	12.4%

Sales of our food safety, banking and POS products increased 40% in 2015 compared to 2014.  In the food safety market, our focus lies with providing terminals that print food rotational date and nutritional labels to help restaurants and other food providing establishments effectively manage food rotation and spoilage.  Sales of our food safety terminals almost doubled in 2015; increasing 92% over  2014 and also increasing sequentially each quarter of 2015.  The increase resulted largely from the continued success of our AccuDate™ 9700 terminal.  In addition to the continued market penetration of the AccuDate™ 9700, we introduced a new food safety terminal, the AccuDate™ Pro and experienced the first revenue contributions from this product during 2015.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant and quick serve markets.  During 2015, sales of our POS printers increased 30% compared to 2014, primarily driven by sales of our Ithaca ® 9000 printers to support new initiatives at McDonald’s.  We expect this level of sales  to continue into 2016.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S., though we have recently de-emphasized our focus on this legacy market   Opportunities in the banking market are project oriented and, as a result, our banking printer sales can fluctuate significantly year-to-year.  During 2015, our banking printer sales decreased 16%.  Our focus for 2016 will be to continue increasing market penetration with our line of food safety terminals as well as continue to support McDonald’s initiatives and accelerated rollouts with our Ithaca® 9000 printer.  However, we have aligned our sales force mostly towards food safety.

Sales of our casino and gaming products decreased 4% in 2015 compared to 2014.  In our casino and gaming market, our focus lies primarily in supplying printers for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts, worldwide. Additionally, we supplement these printer sales with revenue from EPICENTRAL™, our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them real time at the slot machine. Domestic printer sales increased 6% even with a weak replacement cycle for printers, as we believe we increased market share during 2015.  International printer sales declined by 11% due to sluggishness in Europe, Australia and Asia.   EPICENTRAL™ software sales decreased 28% due to one installation completed in 2015 compared to a larger, multi-property installation completed during 2014.  We plan to make strategic investments to improve and enhance EPICENTRAL for Aristocrat and to add features requested by our customers during 2016 which we believe will lead to future revenue growth beginning in 2016.

In the lottery market, we continue to hold a leading position based on our long-term relationship with IGT (formerly GTECH Corporation), our largest customer and the world’s largest provider of lottery terminals.  IGT has been our customer since 1995, and we continue to maintain a good relationship with them.  On May 29, 2015, we signed a non-exclusive agreement with IGT to provide thermal lottery printers to IGT for various lottery applications through December 31, 2019.  Prior to this agreement, we had an exclusive purchase agreement whereby IGT exclusively purchased all of its requirements for thermal on-line lottery printers from us and we exclusively sold such printers to IGT.  During 2015, total lottery printer sales to IGT increased approximately 99%, compared to 2014, due to a number of new installations domestically and internationally. Our sales to IGT each year are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs and are not indicative of IGT’s overall business or revenue.  While we no longer have an exclusive arrangement with IGT, we do not believe this will significantly impact our business as we continue to have a good relationship with IGT and we now have the ability to sell our market leading products to other lottery system customers.  In fact, we recently launched our new EPIC 3000 lottery printer for the lottery market and we expect to see our first contributions from this product during 2016.

Sales of our Printrex branded printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. During 2015, we experienced a 65% lower Printrex product sales due to the negative impact on drilling activity from our customers resulting from the steep decline in worldwide oil prices.  Although we are uncertain when the oil and gas market will recover, we have taken prudent steps to align our cost structure with the current revenue level while we wait for the rebound to occur.  In the mobile market,  we recognized the first sales contributions of the Responder MP2™, our first printer for the large machine-to-machine (M2M) vertical market.  The Responder MP2™ is an all-in-one mobile printing solution for a number of vehicles, including fire, police, EMS, insurance, public utilities and delivery.  Although this is our first product entrant into this market, we remain optimistic that the Responder MP2™ will begin to add to our revenue stream in the years to come.

Our TSG group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales increased 13% in 2015 from 2014 primarily due to higher sales of replacement parts mainly to IGT for the lottery market.  This increase was partially offset by a decrease in sales of Printrex consumables due to lower usage by our oil and gas customers due to depressed oil prices, as well as lower sales of HP inkjet cartridges used in our banking printers as we deemphasize our focus on this commoditized product.

Operationally, our gross margin increased to a record high 41.9% in 2015 from 40.9% in 2014. Our gross margin in 2015 improved due to a more favorable sales mix compared to 2014 as we experienced higher sales of our higher margin value-added food safety terminals and TSG products. This truly demonstrates the positive impact the transition to our new products is having on our gross margin.  We believe this trend will continue in 2016 as sales of our new products continue to grow and become a larger portion of our overall sales.  In 2015 we achieved operating margin of 7.5% compared to a negative operating margin of 7.1% in 2014.  The negative operating margin in 2014 resulted mainly from $5.5 million in legal and settlement expenses we incurred related to the AD Lawsuit that was settled in March 2015.

We reported net income of $3,092,000 and net income per diluted share of $0.39 for 2015, compared to a net loss of $2,421,000 and net loss per diluted share of $0.29 for 2014.  In terms of cash flow for 2015, we experienced a very strong year, generating $5,600,000 of cash from operating activities.  We also returned $3,500,000 to our shareholders in the form of $2,485,000 for cash dividends and $1,020,000 for treasury share while still finishing the year with cash and cash equivalents of $4,473,000 and no debt on our Consolidated Balance Sheet at December 31, 2015.

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

Revenue Recognition – Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2015 was approximately $50,000, or less than 1% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $888,000 of unamortized definite-lived intangible assets at December 31, 2015. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2015 when the impairment review is performed.

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

Significant judgment is required in determining the provision for income taxes and, in particular, any valuation allowance or tax reserves with respect to our deferred tax assets and uncertain tax positions.  On a quarterly basis, we evaluate the recoverability of our deferred tax assets based upon historical results and forecasted taxable income over future years, and match this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss and tax credit carryforwards to ensure that there is adequate support for the realization of the deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance or tax reserves would be charged as a reduction to income in the period such determination was made.  Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the valuation allowance would increase net income in the period such determination was made.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, “Contingencies.”  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2014 we had reduced the contingent liability to $0 in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. The reduction made in 2014 resulted from a decrease of $60,000 that was the result of our revised estimate of the expected payout in connection with this arrangement primarily due to changes in probabilities and decreases in revenue and gross margin estimates, and was credited to general and administrative expense during 2014. No contingent liability reserve was recorded in 2015 and we will not make any further reserves in the future in regards to the Printrex acquisition as the contingent consideration measurement period expired on December 31, 2014.  See Note 3 to the Consolidated Financial Statements for further discussion.

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

Results of Operations: Year ended December 31, 2015 compared to year ended December 31, 2014

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2015 and 2014 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Food safety, banking and POS	$13,029	21.8%	$9,308	17.5%	$3,721	40.0%
Casino and gaming	21,755	36.5%	22,731	42.8%	(976)	(4.3%)
Lottery	9,468	15.9%	4,761	9.0%	4,707	98.9%
Printrex	1,381	2.3%	3,910	7.4%	(2,529)	(64.7%)
TSG	14,043	23.5%	12,398	23.3%	1,645	13.3%
	$59,676	100.0%	$53,108	100.0%	$6,568	12.4%

International*	$13,946	23.4%	$14,541	27.4%	$(595)	(4.1%)

*	International sales do not include sales of printers made to domestic distributors or other customers who in turn ship those printers to international destinations.

Net sales for 2015 increased $6,568,000, or 12%, from 2014.  Printer and terminal sales volume increased 22% to approximately 167,000 units primarily due to increases in the lottery and food safety, banking and POS markets, of 97% and 33%, respectively. The average selling price of our printers decreased approximately 7% from 2014 to 2015 due primarily to a large portion of our sales being generated from lower priced lottery printers.  Overall, international sales decreased $595,000, or 4%, primarily driven by lower sales in the international casino and gaming, TSG and Printrex markets.  The declines in the international market were partially offset by increases in both the food safety, banking and POS and lottery markets.

Food safety, banking and POS:  Revenue from the food safety, banking and POS market includes sales of food safety terminals which are printing devices that consist of an operating system, a touchscreen and one or two thermal print mechanisms, that print easy-to-read expiration and "enjoy by" date labels to help restaurants effectively manage food rotation and spoilage.  Revenue from this market also includes sales of thermal, inkjet and impact printers used primarily by retailers in the restaurant (including fine dining, casual dining and fast food) and hospitality industries to print receipts for consumers, validate checks, or print on linerless labels or other inserted media.  In addition, revenue includes sales of printers used by banks, credit unions and other financial institutions to print receipts and/or validate checks at bank teller stations. A summary of sales of our worldwide food safety, banking and POS products for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$12,037	92.4%	$8,984	96.5%	$3,053	34.0%
International	992	7.6%	324	3.5%	668	206.2%
	$13,029	100.0%	$9,308	100.0%	$3,721	40.0%

The increase in both domestic and international food safety, banking and POS product revenue from 2014 was primarily driven by a 92% increase in sales of our food safety terminals due largely to the resumption of shipments to our distributor who made a large initial stocking order in 2013 and did not make any purchases during the first nine months of 2014. Also, 2015 food safety sales benefited from shipments to a large national quick service chain store as well as first revenue contributions from our newly launched AccuDate™ Pro food safety terminal.  We expect sales of our food safety terminals to continue to increase during 2016.  In addition to increased food safety terminal sales, sales of our Ithaca®9000 printers increased 31% due to new initiatives by McDonald’s Corporation that started and accelerated in 2015.  We expect sales to McDonalds for these initiatives to continue into 2016.  These increases were partially offset by lower sales of our legacy banking printers and other POS printers.  We expect sales of these legacy products to continue to decline during 2016 as we shift sales focus to our new products.

Casino and gaming:  Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$11,354	52.2%	$10,437	45.9%	$917	8.8%
International	10,401	47.8%	12,294	54.1%	(1,893)	(15.4%)
	$21,755	100.0%	$22,731	100.0%	$(976)	(4.3%)

During 2015, domestic printer sales increased 6% compared to 2014 which we believe is due to  market share gains, as the replacement cycle for slot machines remains weak.  Domestic EPICENTRAL™ software sales also increased 79% as we completed one installation during 2015 compared to no domestic installations completed in 2014.

International sales declined in 2015 due to decreases in sales of our thermal casino printer and EPICENTRALTM software  of 19% and 87%, respectively.  EPICENTRAL™ software sales decreased as we had no new international installations in 2015 compared to one large multi-property installation for a customer in South America in 2014.  We expect EPICENTRAL software sales to be higher in 2016 than in 2015 based on our backlog of signed contracts and pipeline of prospects.  The decreases in sales of thermal casino printer and EPICENRAL™ were partially offset by a 22% increase in sales of our off-premises thermal gaming printers in 2015 compared to 2014 largely due to installations in sports betting machines in Spain.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter to quarter and year to year.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to IGT and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$8,064	85.2%	$4,682	98.3%	$3,382	72.2%
International	1,404	14.8%	79	1.7%	1,325	1,677.2%
	$9,468	100.0%	$4,761	100.0%	$4,707	98.9%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT (formerly GTECH Corporation) performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  International sales increased significantly due to a one-time sale to IGT of a custom lottery printer for the Spanish lottery.

Printrex:  Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$1,088	78.8%	$3,352	85.7%	$(2,264)	(67.5%)
International	293	21.2%	558	14.3%	(265)	(47.5%)
	$1,381	100.0%	$3,910	100.0%	$(2,529)	(64.7%)

The decrease in Printrex printers is primarily due to 67% lower worldwide sales of printers in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices we expect to continue to negatively impact our sales during 2016.  In addition, worldwide sales of our medical and mobile printers declined 59% due largely to the loss of a customer in the medical industry.  Due to the low margin on this product, we do not believe the loss of this customer will have a material adverse impact to our 2016 operating results.  This decrease was partially offset by the first contribution from our RESPONDER mobile printer in 2015.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$13,187	93.9%	$11,112	89.6%	$2,075	18.7%
International	856	6.1%	1,286	10.4%	(430)	(33.4%)
	$14,043	100.0%	$12,398	100.0%	$1,645	13.3%

The increase in domestic revenue from TSG is primarily due to a 58% increase in sales of replacement parts mainly to IGT who purchased unusually high volume of spare parts for the lottery market in 2015 that is not likely to repeat in 2016 and to a lesser extent a 22% increase in services revenue largely from project oriented paper testing services.  These increases were partially offset by a 9% decline in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product. As a result, we expect sales of HP inkjet cartridges to continue to decline in 2016.  In addition, consumables revenue for our Printrex color printers declined by 32%, due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.

Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories in 2015 compared to 2014 due to a unusually high sales to IGT in 2014 to support international legacy lottery printers that did not reoccur in 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$24,978	$21,711	15.0%	41.9%	40.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit increased $3,267,000, or 15%, on a 12% increase in sales.  Additionally, our gross margin increased by 100 basis points as we experienced a more favorable sales mix during 2015 compared to 2014.  This increase in gross margin was achieved despite a large portion of our sales being generated from our lottery printers during 2015 which carry lower gross margin than our other products.  The improved gross margin was attained primarily due to higher margin contributions from TSG products and food safety terminal sales.  We expect our gross margin for 2016 to increase as we expect to benefit from increased sales of our newer, value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$3,599	$4,302	(16.3%)	6.0%	8.1%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses decreased $703,000 or 16%, due primarily to a 17% reduction of engineering compensation costs as a result of our 2014 cost reduction initiatives as well as lower pre-production expenses during 2015 compared to 2014 when we were in the process of launching three new products. We expect engineering, design and product development expenses in 2016 to be higher than 2015 due to increased strategic investment in our EPICENTRAL™ software development and continued expansion of our line of food safety terminals.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$7,806	$7,920	(1.4%)	13.1%	14.9%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses decreased $114,000, or 1%, primarily due to lower marketing expenses from cost savings initiatives as well as lower travel expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were partially offset by the planned investments we made during the second half of 2014 and early 2015 in new sales and marketing staff to focus on sales execution of our new products.  We expect selling and marketing expenses to be slightly higher in 2016 compared to 2015 due to the full year impact from the investments we have made in our sales and marketing staff during 2015 to support the launch of a new food safety terminal and the growth of the food safety business.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$7,367	$7,756	(5.0%)	12.3%	14.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $389,000, or 5%, due primarily to lower salary expenses related to the departure of our VP, Business Development during the fourth quarter of 2014, who was not replaced and severance costs related to the cost reduction initiatives that were incurred during the fourth quarter of 2014.  These decreases were partially offset by higher incentive compensation expenses during 2015 compared to 2014.  We expect general and administrative expenses in 2016 to be slightly higher than with 2015 due to increased health care costs.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fees and settlement expenses information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$1,738	$5,505	(68.4%)	2.9%	10.4%

As disclosed in Note 10 to the Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. In connection with this lawsuit, we incurred legal fees and settlement expenses of $1,738,000 and $5,505,000 in 2015 and 2014, respectively. Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses in the future.

Operating Income (Loss).  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales – 2015	Total Sales – 2014
Year ended	$4,468	$(3,772)	218.5%	7.5%	(7.1%)

The increase in our operating income and operating margin was primarily due to lower legal fees and settlement expenses incurred in 2015 compared to 2014 as well as a 12% increase in sales during 2015.  Excluding the AD legal fees, our operating income would have been $6,206,000, or 10.4% of net sales in 2015 compared to $1,733,000, or 3.3% of net sales in 2014.

Interest.  We recorded net interest expense of $28,000 in 2015 compared to $49,000 in 2014.  The decrease in net interest expense is due to the lower unused revolving credit line fee we are charged when we renewed the TD Bank Credit Facility on November 26, 2014.  As of the renewal we are charged a fee of 0.15% on unused borrowings compared to 0.25% under the prior credit facility.   “Liquidity and Capital Resources” below for more information.

Other, net.  We recorded other income of $2,000 in 2015 compared to other expense of $33,000 in 2014.  The change was primarily due to a $27,000 loss from the disposal of equipment during 2014 in addition to lower foreign currency exchange losses recorded by our U.K. subsidiary in 2015 compared to 2014.

Income Taxes.  We recorded an income tax provision for 2015 of $1,350,000 at an effective tax rate of 30.4% compared to an income tax benefit of $1,433,000 at an effective tax rate of 37.2% for 2014.  The effective tax rate for 2014 is higher than our 2015 due to the impact from the net loss reported for the year ending 2014.  We expect our annual effective tax rate for 2016 to be approximately 32%.

Net Income.  We reported net income during 2015 of $3,092,000, or $0.39, per diluted share, compared to net loss of $2,421,000, or $(0.29), per diluted share, for 2014.

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

Our sales to IGT (formerly GTECH Corporation) are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.

Printrex: A summary of sales of our worldwide Printrex printers for the years ended December 31, 2014 and 2013 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$3,352	85.7%	$3,712	85.6%	$(360)	(9.7%)
International	558	14.3%	623	14.4%	(65)	(10.4%)
	$3,910	100.0%	$4,335	100.0%	$(425)	(9.8%)

The decrease in Printrex printers is primarily due to 9% lower worldwide sales of printers in the oil and gas market due to the negative impact of steeply declining worldwide oil prices. In addition, worldwide sales of our medical and mobile printers declined 11% due to lower sales to a medical printer customer that began to phase out the use of our printer during 2014.

TSG:  A summary of sales in our worldwide TSG market for the years ended December 31, 2014 and 2013 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2014		December 31, 2013		$	%
Domestic	$11,112	89.6%	$11,925	93.5%	$(813)	(6.8%)
International	1,286	10.4%	835	6.5%	451	54.0%
	$12,398	100.0%	$12,760	100.0%	$(362)	(2.8%)

The decrease in domestic revenue from TSG is primarily due to a 15% decrease in sales of non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize this commoditized consumable product. In addition, service revenue declined by 29%, largely due to a 57% decline in paper testing service revenue as we performed fewer tests in 2014 than in 2013, as well as lower maintenance and repair revenue from fewer service contracts.  These decreases were partially offset by a 10% increase in sales of replacement parts as well as a 78% increase of consumables for our new Printrex color printers. Internationally, TSG revenue increased due primarily to higher sales of replacement parts and accessories as compared to 2013.

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
%
Engineering, design and product development expenses increased $237,000, or 6%, due primarily to additional engineering staff and higher pre-production expenses related to new product development for the new products we launched in 2014.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2014	2013	Change	Total Sales - 2014	Total Sales - 2013
Year ended	$7,920	$7,346	7.8%	14.9%	12.2%

Selling and marketing expenses increased $574,000, or 8%, primarily due to the planned investment in new sales and marketing staff to support our new products, a full year of commissions to our new casino and gaming distributor added in late 2013, Suzo Happ, and increased marketing spend to support our newly launched products in 2014.

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

As disclosed in Note 10 to the Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. In connection with this lawsuit, we incurred legal fees and settlement expenses of $5,505,000 and $476,000 in 2014 and 2013, respectively.

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

Interest.  We recorded net interest expense of $49,000 in 2014 compared to $23,000 in 2013.  The increase in net interest expense is primarily due to lower interest income earned on a lower average cash balance during 2014, as we used a significant amount of our cash to repurchase our common stock and pay cash dividends during the latter half of 2013 and 2014.  Interest expense related to the unused revolving credit line fee and amortization of deferred financing costs on our revolving credit facility with TD Bank remained consistent in 2014 and 2013.  See “Liquidity and Capital Resources” below for more information.

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

Cash Flow
During 2015, our cash balance increased $1,342,000, or 43%, from December 31, 2014 and we returned a substantial portion of our cash flow to shareholders in the form of $2,485,000 of cash dividends paid to common shareholders and $1,020,000 of repurchases of our common stock.  Even after funding these items and our capital expenditures, we still ended 2015 with $4,473,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $5,547,000 in 2015 as compared to $6,053,000 in 2014. During 2015:
•	We reported a net income of $3,092,000.
•	We recorded depreciation, amortization and share-based compensation expense of $1,914,000.
•	Accounts receivable decreased $1,916,000 due primarily to improved collections during the fourth quarter of 2015 compared to the fourth quarter of 2014.
•	Inventories decreased $509,000 due to the sell through of inventory on hand during 2015. During 2016, we expect our inventory to steadily decline beginning in the second quarter.
•	Accounts payable increased $277,000 due primarily to the timing of payments.
•
Accrued liabilities and other liabilities decreased $3,487,000 due primarily to the payment of the AD lawsuit settlement in April 2015.  See Note 10 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further information on the lawsuit.

During 2014:
•	We reported a net loss of $2,421,000.
•	We recorded depreciation, amortization and share-based compensation expense of $1,951,000.
•	Accounts receivable decreased $4,139,000 due primarily to lower sales volume during the fourth quarter of 2014 compared to the fourth quarter of 2013 in addition to improved collections.
•	Inventories decreased $1,703,000 due to the sell through of inventory on hand during 2014 compared to increasing stocking levels of our new food safety and Printrex products during 2013.
•	Accounts payable decreased $2,384,000 due primarily to lower inventory purchases made during the fourth quarter of 2014 compared to the fourth quarter of 2013, as well as the timing of payments.
•	Accrued liabilities and other liabilities increased $1,022,000 due primarily to higher legal expenses related to the AD Lawsuit and higher accrued incentive compensation in 2014 compared to 2013.
•
We recorded accrued lawsuit settlement expenses of $3,625,000 related to the settlement with AD.  See Note 10 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further information on the settlement charges recorded.

Investing activities:  Our capital expenditures were $959,000 and $660,000 in 2015 and 2014, respectively.  Expenditures in 2015 included approximately $396,000 of cost incurred for the purchase of a new phone system and other computer equipment, $296,000 for leasehold improvements primarily for improvements made to our Las Vegas facility, $153,000 for costs incurred for the purchase of new product tooling, and the remaining amount primarily for the purchase of furniture and fixtures and engineering equipment.

Capital expenditures for 2016 are expected to be approximately $1,000,000, primarily for new product tooling, and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $3,238,000 of cash from financing activities during 2015 to pay cash dividends of $2,485,000 to common shareholders and purchase $1,020,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $267,000.  Additionally, during 2015, we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 settlement payment related to the AD lawsuit which we fully repaid.  During 2014, we used $5,178,000 of cash from financing activities during to purchase $2,634,000 of common stock for treasury, to pay cash dividends of $2,556,000 to common shareholders and $8,000 in financing costs associated with our amended TD Bank Credit Facility (as discussed below),  partially offset by proceeds and tax benefits from stock option exercises of $20,000.

Working Capital
Our working capital increased approximately 3% to $18,983,000 at December 31, 2015 from $18,361,000 at December 31, 2014.  Our current ratio of current assets to current liabilities increased from 2.9 at December 31, 2014 to 4.0 at December 31, 2015.  The increase in both our working capital and current ratio was primarily due to the settlement accrual related to the AD lawsuit in 2014.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings

We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”) which provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $8,000.  The amendment increases the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses (including the $3,625,000 expense we incurred in 2014 related to the settlement of the AD lawsuit); and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2015.  The following table lists the financial covenants and the performance measurements at December 31, 2015:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2015
Operating cash flow / Total debt service	Minimum of 1.25 times	118.8 times
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2015, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,485,000 or $0.32 per share and $2,556,000 or $0.31 per share, in 2015 and 2014, respectively. On February 1, 2016, our Board of Directors approved the first quarter 2016 dividend in the amount of $0.08 per share payable on or about March 15, 2016 to common shareholders of record at the close of business on February 19, 2016.  We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2016.

Stock Repurchase Program
Prior to its expiration on July 31, 2015, we maintained a stock repurchase program.  Under this stock repurchase program, we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From January 1, 2015 through the expiration date of this stock repurchase program, we repurchased 166,553 shares of our common stock for approximately $1,020,000 at an average price of $6.12 per share.   From the start of this stock repurchase program on August 11, 2014 through December 31, 2014, we repurchased 434,998 shares of common stock for approximately $2,634,000 at an average price of $6.06 per share.  From January 1, 2005 through the expiration date of the stock repurchase program on July 31, 2015, we repurchased a total of 3,388,589 shares of common stock for approximately $26,181,000, at an average price of $7.73 per share.

On February 25, 2016, our Board of Directors approved a new stock repurchase program. Under this new repurchase program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.

Shareholders’ Equity
Shareholders’ equity increased $334,000 to $25,728,000 at December 31, 2015 from $25,394,000 at December 31, 2014.  The increase was primarily due to net income of $3,092,000, share-based compensation expense related to stock options of $488,000, proceeds and the associated incremental tax benefits of approximately $267,000 from the issuance of 34,600 shares of common stock from stock option exercises and approximately $121,000 from the issuance of 13,988 shares of deferred stock units, net of relinquishments.  These increases were partially offset by our payment of $2,485,000 in dividends and purchase of 166,553 shares of treasury stock for $1,020,000.

Off Balance Sheet Arrangements
As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of December 31, 2015 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$1,808	$618	$448	$377	$365
Purchase obligations	5,090	$5,031	$59	-	-
Total	$6,898	$5,649	$507	$377	$365

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2016.  As such, we do not believe that inflation will have a significant impact on our business during 2016.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2015 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based upon that evaluation, our management, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed our internal control over financial reporting as of December 31, 2015.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement  for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the year covered by this Form 10-K and is incorporated herein by reference.

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2016.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	58	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	46	President, Chief Financial Officer, Treasurer and Secretary
Andrew J. Newmark	57	Executive Vice President, Sales and Marketing
Donald E. Brooks	63	Senior Vice President-Engineering
Tracey S. Chernay	56	Senior Vice President, Casino, Gaming Sales and Lottery
Andrew J. Hoffman	58	Senior Vice President, Operations

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

Tracey S. Chernay was appointed Senior Vice President, Casino and Gaming Sales and Marketing in June 2010, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Chernay served as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Senior Vice President, Marketing & Sales, POS & Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Chernay was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Andrew J. Hoffman was appointed Senior Vice President, Operations for TransAct worldwide in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

Code of Ethics
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

Information regarding our equity compensation plans as of December 31, 2015 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	707,151	$8.41	-
2014 Equity Incentive Plan	258,078	7.15	341,922
Total	965,229	$8.08	341,922

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

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 11, 2016
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 11, 2016
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ John M. Dillon	Director	March 11, 2016
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 11, 2016
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 11, 2016
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 11, 2016

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$4,473	$3,131
Accounts receivable, net	7,174	9,094
Inventories	11,296	11,806
Prepaid income taxes	-	409
Deferred tax assets	1,932	3,068
Other current assets	437	489
Total current assets	25,312	27,997

Fixed assets, net	2,507	2,438
Goodwill	2,621	2,621
Deferred tax assets	1,213	1,068
Intangible assets, net of accumulated amortization of $2,779 and $2,326, respectively	888	1,341
Other assets	28	26
	7,257	7,494
Total assets	$32,569	$35,491

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,642	$2,365
Accrued liabilities	2,838	3,320
Income taxes payable	245	13
Accrued lawsuit settlement expenses (Note 10)	-	3,625
Deferred revenue	604	313
Total current liabilities	6,329	9,636

Deferred revenue, net of current portion	77	64
Deferred rent, net of current portion	189	172
Other liabilities	246	225
	512	461
Total liabilities	6,841	10,097
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2015 and 2014; 11,170,881 and 11,122,293 shares issued; 7,782,292 and 7,900,257 shares outstanding, at December 31, 2015 and 2014, respectively	112	111
Additional paid-in capital	28,921	28,167
Retained earnings	22,956	22,349
Accumulated other comprehensive loss, net of tax	(80)	(72)
Treasury stock, 3,388,589 and 3,222,036 shares, at cost	(26,181)	(25,161)
Total shareholders’ equity	25,728	25,394
Total liabilities and shareholders’ equity	$32,569	$35,491

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$59,676	$53,108	$60,141
Cost of sales	34,698	31,397	35,049

Gross profit	24,978	21,711	25,092

Operating expenses:
Engineering, design and product development	3,599	4,302	4,065
Selling and marketing	7,806	7,920	7,346
General and administrative	7,367	7,756	6,588
Legal fees and settlement expenses associated with lawsuit (Note 10)	1,738	5,505	476
	20,510	25,483	18,475

Operating income (loss)	4,468	(3,772)	6,617
Interest and other income (expense):
Interest expense	(37)	(61)	(64)
Interest income	9	12	41
Other, net	2	(33)	(63)
	(26)	(82)	(86)

Income (loss) before income taxes	4,442	(3,854)	6,531
Income tax provision (benefit)	1,350	(1,433)	1,596
Net income (loss)	$3,092	$(2,421)	$4,935

Net income (loss) per common share:
Basic	$0.40	$(0.29)	$0.57
Diluted	$0.39	$(0.29)	$0.57

Shares used in per-share calculation:
Basic	7,818	8,307	8,589
Diluted	7,854	8,307	8,703

Dividends declared and paid per common share:	$0.32	$0.31	$0.27

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	$3,092	$(2,421)	$4,935
Foreign currency translation adjustment, net of tax	(8)	(9)	(8)

Comprehensive income (loss)	$3,084	$(2,430)	$4,927
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2012	8,720,200	$109	$25,940	$24,708	$(17,333)	$(55)	$33,369
Issuance of shares from exercise of stock options	196,358	2	1,043	-	-	-	1,045
Issuance of deferred stock units	-	-	139	-	-	-	139
Issuance of common stock on deferred stock units, net of relinquishments	6,919	-	(28)	-	-	-	(28)
Tax benefit related to employee stock sales	-	-	132	-	-	-	132
Purchase of treasury stock	(604,161)	-	-	-	(5,194)	-	(5,194)
Dividends declared and paid on common stock	-	-	-	(2,317)	-	-	(2,317)
Share-based compensation expense	-	-	521	-	-	-	521
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(73)	-	-	-	(73)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(8)	(8)
Net income	-	-	-	4,935	-	-	4,935
Balance, December 31, 2013	8,319,316	$111	$27,674	$27,326	$(22,527)	$(63)	$32,521
Issuance of shares from exercise of stock options	6,000	-	13	-	-	-	13
Issuance of deferred stock units	-	-	100	-	-	-	100
Issuance of common stock on deferred stock units, net of relinquishments	9,939	-	(44)	-	-	-	(44)
Tax benefit related to employee stock sales	-	-	7	-	-	-	7
Purchase of treasury stock	(434,998)	-	-	-	(2,634)	-	(2,634)
Dividends declared and paid on common stock	-	-	-	(2,556)	-	-	(2,556)
Share-based compensation expense	-	-	506	-	-	-	506
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(89)	-	-	-	(89)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(9)	(9)
Net loss	-	-	-	(2,421)	-	-	(2,421)
Balance, December 31, 2014	7,900,257	$111	$28,167	$22,349	$(25,161)	$(72)	$25,394
Issuance of shares from exercise of stock options	34,600	1	262	-	-	-	263
Issuance of deferred stock units	-	-	160	-	-	-	160
Issuance of common stock on deferred stock units, net of relinquishments	13,988	-	(39)	-	-	-	(39)
Tx shortfall related to employee stock sales	-	-	(48)	-	-	-	(48)
Purchase of treasury stock	(166,553)	-	-	-	(1,020)	-	(1,020)
Dividends declared and paid on common stock	-	-	-	(2,485)	-	-	(2,485)
Share-based compensation expense	-	-	488	-	-	-	488
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(69)	-	-	-	(69)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(8)	(8)
Net income	-	-	-	3,092	-	-	3,092
Balance, December 31, 2015	7,782,292	$112	$28,921	$22,956	$(26,181)	$(80)	$25,728

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,092	$(2,421)	$4,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	488	506	521
Incremental tax benefits from stock options exercised	(4)	(7)	(132)
Depreciation and amortization	1,426	1,445	1,741
Deferred income tax provision (benefit)	878	(1,558)	46
(Gain) loss on sale of fixed assets	(4)	28	60
Foreign currency transaction (gains) losses	(1)	7	3
Changes in operating assets and liabilities:
Accounts receivable	1,916	4,139	2,685
Inventories	509	1,703	(3,189)
Prepaid income taxes	407	(98)	(367)
Other current and long term assets	50	46	20
Accounts payable	277	(2,384)	(1,674)
Accrued lawsuit settlement expenses	(3,625)	3,625	-
Accrued liabilities and other liabilities	138	1,022	(2,156)
Net cash provided by operating activities	5,547	6,053	2,493

Cash flows from investing activities:
Capital expenditures	(959)	(660)	(709)
Additions to capitalized software	-	-	(42)
Proceeds from sale of fixed assets	4	-	5
Net cash used in investing activities	(955)	(660)	(746)

Cash flows from financing activities:
Revolving credit line borrowings	2,500	-	-
Revolving credit line payments	(2,500)	-	-
Proceeds from stock option exercises	263	13	1,045
Purchases of common stock for treasury	(1,020)	(2,634)	(5,194)
Payment of dividends on common stock	(2,485)	(2,556)	(2,317)
Incremental tax benefits from stock options exercised	4	7	132
Payment of deferred financing costs	-	(8)	-
Net cash used in financing activities	(3,238)	(5,178)	(6,334)

Effect of exchange rate changes on cash and cash equivalents	(12)	(20)	(14)

Increase (decrease) in cash and cash equivalents	1,342	195	(4,601)
Cash and cash equivalents, beginning of period	3,131	2,936	7,537
Cash and cash equivalents, end of period	$4,473	$3,131	$2,936

Supplemental cash flow information:
Interest paid	$34	$49	$51
Income taxes paid	130	173	2,585
Non-cash capital expenditure items	84	-	-
See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: market specific solutions, including printers, terminals, software and other products for transaction-based and other industries.  These industries include casino, gaming, lottery, banking, point-of-sale, food safety, oil and gas and medical and mobile.  Our printers and terminals are designed based on market-specific requirements and are sold under the AccuDate™ Ithaca®, RESPONDER®, Epic, EPICENTRAL® and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer and terminal service, supplies and spare parts in addition to revenue from our software solution, the EPICENTRAL® Print System (“EPICENTRAL®”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.

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

Segment reporting: We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, assembly and marketing of transaction printers and terminals and providing printer and terminal related software, services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $50,000 as of December 31, 2015 and $100,000 as of December 31, 2014.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2015	2014	2013
Balance, beginning of period	$100	$63	$66
Additions charged to costs and expenses	7	37	-
Write-offs	(57)	-	(3)
Balance, end of period	$50	$100	$63

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $972,000, $925,000 and $1,216,000 in 2015, 2014, and 2013, respectively.

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

2. Summary of significant accounting policies (continued)

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification (“ASC”) 350-20 “Goodwill”, acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill impairment has occurred based on our assessment as of December 31, 2015 when the impairment review is performed.

Revenue recognition: Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, “Revenue Recognition” (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

2. Summary of significant accounting policies (continued)

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2015	2014
IGT	17%	17%
CMC Daymark	13%	11%
Panasonic	11%	3%
Suzo-Happ	10%	23%
Eurocoin	-%	11%

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2015	2014	2013
IGT	29%	19%	19%
Suzo-Happ	14%	7%	4%
Eurocoin	-%	11%	12%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2015	2014	2013
Balance, beginning of period	$287	$366	$274
Warranties issued	267	183	492
Warranty settlements	(277)	(262)	(400)
Balance, end of period	$277	$287	$366

$164,000 and $207,000 of the accrued product warranty liability were classified as current in Accrued liabilities at December 31, 2015 and 2014, respectively.  The remaining $113,000 and $80,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

Engineering, design and product development:  Research and development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $3,599,000, $4,302,000 and $4,065,000 of research and development expenses in 2015, 2014, and 2013, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM and unamortized development costs for such software were $31,000 and $169,000 as of December 31, 2015 and 2014, respectively.  The total amount charged to cost of sales for the amortization of capitalized software development costs was $138,000, $201,000 and $199,000 in 2015, 2014, and 2013, respectively. The weighted-average amortization period of unamortized capitalized software developments costs is less than one year.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations, for 2015, 2014, and 2013 totaled $858,000, $1,191,000 and $1,058,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Income taxes:  The income tax amounts reflected in the accompanying Consolidated Financial Statements are accounted for under the liability method in accordance with ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 12 for information regarding our accounting for income taxes.

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

Share-based payments: At December 31, 2015, we had share-based employee compensation plans, which are described more fully in Note 11 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We have no awards with market or performance conditions.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 13 - Earnings per share.

3. Contingent Consideration

In connection with a business acquisition on August 19, 2011, whereby we purchased substantially all of the assets of Printrex, Inc (“Printrex”), we entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  As of December 31, 2014, the undiscounted fair value related to the contingent liability was estimated to be zero and we did not make a contingent consideration payment.  The fair value of the contingent consideration arrangement was $0 at both December 31, 2015 and 2014, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs.  The fair value of the contingent consideration was decreased by $0, $60,000 and $900,000, in 2015, 2014 and 2013, respectively, and this credit is included in general and administrative expenses on the Consolidated Statements of Operations. No payments were made under the arrangement during 2015 as the contingent consideration measurement period expired on December 31, 2014.

4. Inventories

The components of inventories are:
	December 31,
(In thousands)	2015	2014
Raw materials and purchased component parts	6,627	$6,183
Work-in-process	1	4
Finished goods	4,668	5,619
	$11,296	$11,806
5. Fixed assets

The components of fixed assets, net are:
	December 31,
(In thousands)	2015	2014
Tooling, machinery and equipment	$10,836	$10,620
Furniture and office equipment	1,578	1,489
Computer software and equipment	6,037	6,132
Leasehold improvements	2,318	1,952
	20,769	20,193
Less: Accumulated depreciation and amortization	(18,336)	(17,858)
	2,433	2,335
Construction in-process	74	103
	$2,507	$2,438

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2015		2014
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,604	$(1,357)	$1,604	$(1,172)
Customer relationships	1,300	(946)	1,300	(729)
Trademark	480	(210)	480	(162)
Covenant not to compete	146	(146)	146	(146)
Patents	57	(40)	57	(37)
Other	80	(80)	80	(80)
Total	$3,667	$(2,779)	$3,667	$(2,326)

Amortization expense was $454,000, $515,000 and $513,000 in 2015, 2014 and 2013, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $333,000 in 2016; $245,000 in 2017; $102,000 in 2018; $99,000 in 2019; $78,000 in 2020 and $31,000 in 2021.

7. Accrued liabilities

The components of accrued liabilities are:
	December 31,
(In thousands)	2015	2014
Salaries and compensation related	$2,209	$1,852
Warranty	164	207
Professional and consulting	159	959
Other	306	302
	$2,838	$3,320

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $197,000, $282,000 and $265,000 in 2015, 2014, and 2013, respectively.

9. Borrowings

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2015.

As of December 31, 2015, undrawn commitments under the TD Bank Credit facility were $20,000,000.

10. Commitments and contingencies

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

At December 31, 2015, we were the lessee on operating leases for equipment and real property.  Rent expense was $932,000, $918,000 and $918,000 in 2015, 2014, and 2013, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows: $618,000 in 2016; $264,000 in 2017; $184,000 in 2018; $186,000 in 2019, $191,000 in 2020 and $365,000 thereafter.

11. Stock incentive plans

Stock incentive plans.  We currently have two primary stock incentive plans: the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  We previously maintained two other stock incentive plans, the 1996 Director’s Stock Plan and the 2001 Employee Stock Plan, both of which expired during 2014.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units, (v) stock appreciation rights or (vi) limited stock appreciation rights.  Options granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Options granted have a ten-year term and generally vest over a three- to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards will be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, we may authorize awards for up to 600,000 shares of TransAct common stock.  At December 31, 2015, 341,922 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for 2015, 2014, and 2013 was $6.73, $11.11 and $7.94, respectively.  The table below indicates the key assumptions used in the option valuation calculations for options granted in 2015, 2014, and 2013 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2015	2014	2013
Expected option term	6.8 years	6.6 years	6.8 years
Expected volatility	50.4%	53.8%	56.5%
Risk-free interest rate	1.6%	1.6%	0.8%
Dividend yield	4.7%	2.6%	3.1%

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

Dividend Yield –The dividend yield is calculated by dividing the annual dividend declared per common share by the weighted average market value of our common stock on the date of grant. An increase in the dividend yield will decrease compensation expense.

11. Stock incentive plans (continued)

For 2015, 2014, and 2013, we recorded $488,000, $506,000, and $521,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $148,000, $377,000, and $127,000 in 2015, 2014, and 2013 respectively, related to such share-based compensation.  At December 31, 2015, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Option activity in the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan is summarized below:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	795,975	$8.41
Granted	204,000	6.73
Exercised	(34,600)	7.60
Forfeited	(7,625)	8.53
Expired	(42,375)	8.16
Outstanding at December 31, 2015	915,375	$8.08	6.1 years	$1,089,000

Options exercisable at December 31, 2015	517,375	$7.97	4.2 years	$636,000
Options vested or expected to vest	899,028	$8.08	6.0 years	$1,071,000

Shares that are issued upon exercise of employee stock options are newly issued shares and not issued from treasury stock.  As of December 31, 2015, unrecognized compensation cost related to stock options is approximately $876,000, which is expected to be recognized over a weighted average period of 2.8 years.

The total intrinsic value of stock options exercised was $32,000, $20,000 and $910,000 and the total fair value of stock options vested was $944,000, $943,000, and $815,000 during 2015, 2014, and 2013, respectively.  Cash received from option exercises was $263,000, $13,000 and $1,045,000 for 2015, 2014, and 2013, respectively.  We recorded a realized tax benefit in 2015, 2014, and 2013 from equity-based awards of $4,000, $7,000 and $132,000, respectively, related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows.

Restricted stock:

We paid a portion of the 2014, 2013 and 2012 incentive bonus for the chief executive officer and chief financial officer in the form of 23,578, 8,663 and 17,613 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital (net of share relinquishments) in the amounts of $121,000, $56,000 and $111,000 in 2015, 2014, and 2013, respectively.  Such deferred stock units were granted in February 2015, March 2014, and March 2013, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company’s common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $8.00.

12. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013
Current:
Federal	$450	$176	$1,479
State	22	15	38
Foreign	-	12	33
	472	203	1,550
Deferred:
Federal	843	(1,653)	80
State	35	17	(34)
Foreign	-	-	-
	878	(1,636)	46
Income tax (benefit) provision	$1,350	$(1,433)	$1,596

Our effective tax rates were 30.4%, 37.2%, and 24.4% for 2015, 2014, and 2013, respectively.  The effective tax rate for 2014 was unusually high due to the impact from the net loss reported for the year ending 2014.  Our effective tax rate for 2013 was unusually low because it included: 1) a $224,000 reduction in tax liabilities for unrecognized tax benefits resulting from the completion of an audit of our 2010 federal income tax return and 2) the benefit from the 2012 federal research and development credit (“R&D credit”) of $220,000 as this credit was not renewed until January 2, 2013 as a component of the American Taxpayer Relief Act of 2012.

At December 31, 2015, we have no federal or state net operating loss carryforwards and no R&D credit carryforwards.  We have approximately $36,000 in state tax credit carryforwards that begin to expire in 2020.  Foreign loss before taxes was $174,000, $56,000, and $29,000 in 2015, 2014, and 2013, respectively.

12. Income taxes (continued)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Foreign net operating losses	$340	$282
Accrued lawsuit settlement expenses	-	1,262
Inventory reserves	1,312	1,063
Deferred revenue	25	56
Warranty reserve	95	100
Stock compensation expense	1,105	1,049
Other accrued compensation	475	406
Foreign tax and other credits	23	106
Other liabilities and reserves	191	312
Gross deferred tax assets	3,566	4,636
Valuation allowance	(340)	(282)
Net deferred tax assets	3,226	4,354

Deferred tax liabilities:
Depreciation	45	142
Other	36	76
Net deferred tax liabilities	81	218
Total net deferred tax assets	3,145	4,136

As of December 31, 2015 a valuation allowance of $340,000 has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2015	2014	2013
Balance, beginning of period	$282	$242	$216
Additions charged to income tax provision	58	40	56
Reductions credited to income tax provision	-	-	(30)
Balance, end of period	$340	$282	$242

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2015	2014	2013

Federal statutory tax rate	34.0%	34.0%	34.0%
Valuation allowance and tax accruals	1.3	(1.1)	0.9
State income taxes, net of federal income taxes	0.8	(0.5)	0.1
Uncertain tax positions	(0.3)	(1.0)	-
Miscellaneous permanent items	(0.7)	(0.3)	(8.3)
R&D credit	(4.9)	6.0	-
Other	0.2	0.1	(2.3)
Effective tax rate	30.4%	37.2%	24.4%

At December 31, 2015 and 2014, we had $114,000 and $124,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2015	2014
Unrecognized tax benefits as of January 1	$124	$106
Tax positions taken during the current period	25	18
Lapse of statute of limitations	(35)	-
Unrecognized tax benefits as of December 31	$114	$124

12. Income taxes (continued)

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2011.  During 2013, an examination of our 2010 federal tax return was completed.   However, our federal tax returns for the years 2012 through 2014 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

We do not anticipate that the total unrecognized tax benefits of $114,000 will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2016.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2015 and 2014, we have $19,000 and $20,000, respectively, of accrued interest and penalties related to uncertain tax positions.

13. Earnings per share

For 2015, 2014, and 2013, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss):	$3,092	$(2,421)	$4,935

Shares:
Basic: Weighted average common shares outstanding	7,818	8,307	8,589
Add: Dilutive effect of outstanding options as determined by the treasury stock method	36	-	114
Diluted: Weighted average common and common equivalent shares outstanding	7,854	8,307	8,703

Net income (loss) per common share:
Basic	$0.40	$(0.29)	$0.57
Diluted	0.39	(0.29)	0.57

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options, when the average market price of the common stock is lower than the exercise price of the related stock option during the period.  These outstanding stock options are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Anti-dilutive stock options, restricted shares and deferred stock units excluded from the computation of earnings per dilutive share were 735,000, and 311,000, at December 31, 2015 and 2013 respectively.  Regarding 2014, when a net loss is reported basic and diluted EPS are calculated using the same method.

14. Stock repurchase program

Prior to its expiration on July 31, 2015, we maintained a stock repurchase program (the “Stock Repurchase Program”) whereby we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.  The Stock Repurchase Program expired on July 31, 2015.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.   Repurchases of our common stock are accounted for as of the settlement date.  From January 1, 2015 through the expiration date of the Stock Repurchase Program, we repurchased 166,553 shares of our common stock for $1,020,000 at an average price of $6.12 per share.   From the start of the Stock Repurchase Program on August 11, 2014 through December 31, 2014, we repurchased 434,998 shares of our common stock for approximately $2,634,000 at an average price per share of $6.06.  From January 1, 2005 through December 31, 2015, we repurchased a total of 3,388,589 shares of common stock for $26,181,000, at an average price of $7.73 per share.

On February 25, 2016, our Board of Directors approved a new stock repurchase program. Under this new repurchase program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017, depending on market conditions, share price and other factors

15. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net sales:
United States	$45,730	$38,567	$46,377
International	13,946	14,541	13,764
Total	$59,676	$53,108	$60,141

Fixed assets, net:
United States	$1,769	$1,490	$1,583
International	738	948	1,149
Total	$2,507	$2,438	$2,732

Sales to international customers were 23%, 27%, and 23% in 2015, 2014, and 2013 respectively.  Sales to Europe represented 56%, 49%, and 52%, sales to the Pacific Rim (which includes Australia and Asia) represented 34%, 33%, and 26%, and sales to Canada represented 8%, 5%, and 10% of total international sales in 2015, 2014, and 2013 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2015 and 2014 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2015:
Net sales	$16,164	$17,224	$14,172	$12,116
Gross profit	6,492	7,161	6,291	5,034
Net income	144	1,388	1,028	532
Net income per share:
Basic	0.02	0.18	0.13	0.07
Diluted	0.02	0.18	0.13	0.07

2014:
Net sales	$13,619	$13,804	$13,389	$12,296
Gross profit	5,726	5,788	5,286	4,911
Net income (loss)	394	175	50	(3,040)
Net income (loss) per share:
Basic	0.05	0.02	0.01	(0.37)
Diluted	0.05	0.02	0.01	(0.37)

17. Accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact of this ASU.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. This ASU is not expected to have a significant impact on our financial statements or disclosures.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”  This ASU eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We will prospectively adopt ASU 2015-17 as required in the first reporting period for the year ending December 31, 2017.

17. Accounting pronouncements (continued)

Subsequent to December 31, 2015, the FASB issued ASU 2016-02, “Leases”. The core principle of this ASU requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods.  We are currently evaluating the impact of this ASU.

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	2005 Equity Incentive Plan	(10)
10.2(x)	2014 Equity Incentive Plan	(3)
10.3(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.4(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(9)
10.5(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(13)
10.6(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(14)
10.7(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(14)
10.8(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(14)
10.9	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.10	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.11	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(8)
10.12	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(17)
10.13	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016.	(1)
10.14	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(9)
10.15	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(15)
10.16	Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015.	(20)
10.17	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(11)
10.18	OEM Purchase Agreement by and between IGT (f/k/a GTECH Corporation) and TransAct, dated May 29, 2015. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(20)
10.19	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(11)
10.20	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(12)
10.21	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(16)
10.22	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective September 7, 2012	(18)
10.23	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 26, 2014	(19)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed May 15, 2014 is incorporated by reference.
(4)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference.
(5)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed February 18, 1999, is incorporated by reference.
(6)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference.
(7)	These exhibits, which were previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference.
(8)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated by reference.
(9)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference.
(10)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(11)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference.
(12)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, is incorporated by reference.
(13)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference.
(14)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference.
(16)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference.
(17)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is incorporated by reference.
(18)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed September 11, 2012, is incorporated by reference.
(19)	This exhibit, which was previously filed with the Company’s Current Report on Form 8-K filed December 1, 2014, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated by reference
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.