Form 10-Q
period 2016-05-06
TRANSACT TECHNOLOGIES INC
filed 2016-05-06
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
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

As of April 29, 2016, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,659,564.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2016	2015
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,892	$4,473
Accounts receivable, net	9,353	7,174
Inventories	9,921	11,296
Deferred tax assets	1,817	1,932
Other current assets	688	437
Total current assets	24,671	25,312

Fixed assets, net	2,552	2,507
Goodwill	2,621	2,621
Deferred tax assets	1,215	1,213
Intangible assets, net of accumulated amortization of $2,861 and $2,779, respectively	806	888
Other assets	28	28
	7,222	7,257
Total assets	$31,893	$32,569

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,948	$2,642
Accrued liabilities	1,635	2,838
Income taxes payable	76	245
Deferred revenue	221	604
Total current liabilities	5,880	6,329

Deferred revenue, net of current portion	80	77
Deferred rent, net of current portion	186	189
Other liabilities	289	246
	555	512
Total liabilities	6,435	6,841

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,181,581 and 11,170,881 shares issued, respectively; 7,729,922 and 7,782,292 shares outstanding, respectively	112	112
Additional paid-in capital	29,163	28,921
Retained earnings	22,958	22,956
Accumulated other comprehensive loss, net of tax	(84)	(80)
Treasury stock, at cost, 3,451,659 and 3,388,589 shares respectively	(26,691)	(26,181)
Total shareholders’ equity	25,458	25,728
Total liabilities and shareholders’ equity	$31,893	$32,569

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per-share data)

Net sales	$14,357	$16,164
Cost of sales	8,472	9,672

Gross profit	5,885	6,492

Operating expenses:
Engineering, design and product development	1,236	868
Selling and marketing	1,793	1,823
General and administrative	1,917	1,840
Legal fees associated with lawsuit (Note 7)	-	1,744
	4,946	6,275

Operating income	939	217
Interest and other (expense) income:
Interest, net	(4)	(6)
Other, net	1	14
	(3)	8

Income before income taxes	936	225
Income tax provision	311	81
Net income	$625	$144

Net income per common share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

Shares used in per-share calculation:
Basic	7,834	7,856
Diluted	7,883	7,876

Dividends declared and paid per common share:	$0.08	$0.08

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Net income	$625	$144
Foreign currency translation adjustment, net of tax	(4)	(9)
Comprehensive income	$621	$135

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$625	$144
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	145	142
Depreciation and amortization	324	361
Deferred income tax provision (benefit)	115	(1)
Foreign currency transaction gains	(2)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,179)	(1,711)
Inventories	1,375	1,040
Prepaid income taxes	-	368
Other current and long term assets	(252)	(186)
Accounts payable	1,305	3,633
Accrued liabilities and other liabilities	(1,677)	(1,025)
Net cash (used in) provided by operating activities	(221)	2,752

Cash flows from investing activities:
Capital expenditures	(221)	(188)
Net cash used in investing activities	(221)	(188)

Cash flows from financing activities:
Payment of dividends on common stock	(623)	(623)
Purchases of common stock for treasury	(510)	(1,020)
Net cash used in financing activities	(1,133)	(1,643)

Effect of exchange rate changes on cash and cash equivalents	(6)	(3)

(Decrease) Increase in cash and cash equivalents	(1,581)	918
Cash and cash equivalents, beginning of period	4,473	3,131
Cash and cash equivalents, end of period	$2,892	$4,049

Supplemental schedule of non-cash investing activities:
Capital expenditures funded by accounts payable	66	-

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	March 31,	December 31,
	2016	2015
	(In thousands)

Raw materials and purchased component parts	$5,711	$6,627
Work-in-process	1	1
Finished goods	4,209	4,668
	$9,921	$11,296

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
	(In thousands)

Balance, beginning of period	$277	$287
Warranties issued	80	40
Warranty settlements	(74)	(71)
Balance, end of period	$283	256

Approximately $167,000 of the accrued product warranty liability is classified as current in Accrued liabilities at March 31, 2016 in the Condensed Consolidated Balance Sheets.  The remaining $116,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	March 31,
	2016	2015
	(In thousands, except per share data)

Net income	$625	$144
Shares:
Basic: Weighted average common shares outstanding	7,834	7,856
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	49	20
Diluted: Weighted average common and common equivalent shares outstanding	7,883	7,876

Net income per common share:
Basic	$0.08	$0.02
Diluted	$0.08	$0.02

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended March 31, 2016 and 2015, there were 878,000 and 853,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the three months ended March 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$25,728
Net income	625
Issuance of deferred stock units, net of relinquishments	150
Share-based compensation expense	145
Foreign currency translation adjustment	(4)
Reversal of deferred tax asset in connection with stock options forfeited	(53)
Purchase of common stock for treasury	(510)
Dividends declared and paid on common stock	(623)
Balance at March 31, 2016	$25,458

We paid a portion of the 2015 incentive bonus for the chief executive officer and chief financial officer in the form of deferred stock units.  Such deferred stock units were granted in February 2016 and were fully vested at the time of grant.

For the three months ended March 31, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $623,000, which was paid in March 2016 to common shareholders of record at the close of business on February 20, 2016.  For the three months ended March 31, 2015, dividends declared and paid totaled approximately $623,000, or $0.08 per share.

6. Income taxes

We recorded an income tax provision for the first quarter of 2016 of $311,000 at an effective tax rate of 33.2%, compared to an income tax provision during the first quarter of 2015 of $81,000 at an effective tax rate of 36.0%.   Our effective tax rate for the first quarter of 2016 was lower than the first quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Income taxes (continued)

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2011.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2012 through 2014 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2016, we had $114,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

7. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expenses associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015, we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

8. Accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. This ASU is not expected to have a significant impact on our financial statements or disclosures.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Accounting pronouncements (continued)

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The core principle of this ASU requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting”.  This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures.  The provisions of this ASU are effective for years beginning after December 15, 2016.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

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

Overview
TransAct Technologies Incorporated (“TransAct”) is a global leader developing and selling software-driven technology and printing solutions for high growth markets including food safety, casino and gaming, lottery, mobile and oil and gas. Our world-class products are designed from the ground up based on customer requirements and are sold under the AccuDate™, Epic, EPICENTRALTM, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class printer service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of software-driven technology and printing solutions including related maintenance and repair services, consumables and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2016.

Results of Operations: Three months ended March 31, 2016 compared to three months ended March 31, 2015

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Food safety, banking and POS	$3,137	21.8%	$2,222	13.8%	$915	41.2%
Casino and gaming	5,438	37.9%	5,581	34.5%	(143)	(2.6%)
Lottery	2,935	20.4%	4,031	24.9%	(1,096)	(27.2%)
Printrex	155	1.1%	707	4.4%	(552)	(78.1%)
TSG	2,692	18.8%	3,623	22.4%	(931)	(25.7%)
	$14,357	100%	$16,164	100%	$(1,807)	(11.2%)

International *	$2,531	17.6%	$4,154	25.7%	$(1,623)	(39.1%)

*	International sales do not include sales of products made to domestic distributors or other domestic customers who may in turn ship those products to international destinations.

Net sales for the first quarter of 2016 decreased $1,807,000, or 11%, from the same period in 2015. Printer sales volume decreased 12% to approximately 42,000 units driven primarily by a 30% and 19% decrease in unit volume from the lottery market and casino and gaming market, respectively.  The decrease in the lottery and casino and gaming markets was partially offset by a 66% increase in unit volume from the food safety, banking and POS market. The average selling price of our printers remained consistent in first quarter of 2016 compared to the first quarter of 2015.  International sales decreased $1,623,000, or 39%, primarily driven by lower international casino and gaming printer sales.

Food safety, banking and POS:
Revenue from the food safety, banking and POS market includes sales of food safety terminals which are hardware devices that consist of a touchscreen and one or two thermal print mechanisms, that print easy-to-read food rotation labels and "enjoy by" date labels to help restaurants effectively manage food spoilage.  Revenue from this market also includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide food safety, banking and POS products for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Domestic	$2,918	93.0%	$1,979	89.1%	$939	47.4%
International	219	7.0%	243	10.9%	(24)	(9.9%)
	$3,137	100.0%	$2,222	100.0%	$915	41.2%

The increase in domestic food safety, banking and POS product revenue from the first quarter of 2015 was primarily driven by a 174% increase in sales of our Ithaca ® 9000 printer due to new initiatives by McDonald’s Corporation that started in 2015 and continued during the first quarter of 2016.  We expect sales to McDonalds to be higher for the full year 2016 compared to the full year 2015 due to the continuation of these initiatives.  In addition to increased sales of our Ithaca 9000 printer, domestic sales of our food safety terminal increased 7% as our sales pipeline continues to grow.  These increases were partially offset by lower sales of our legacy banking and other POS printers.

International food safety, banking and POS sales decreased slightly by $24,000, for the first quarter of 2016 as compared to the first quarter of 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes (“AWP”), Skills with Prizes (“SWP”) and Fixed Odds Betting Terminals (“FOBT”) at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Domestic	$3,303	60.7%	$2,079	37.3%	$1,224	58.9%
International	2,135	39.3%	3,502	62.7%	(1,367)	(39.0%)
	$5,438	100.0%	$5,581	100.0%	$(143)	(2.6%)

The increase in domestic sales of our casino and gaming products resulted primarily from increased EPICENTRAL™ software sales as we completed two installations during the first quarter of 2016 compared to no domestic installations completed in the first quarter of 2015.  Additionally, domestic printer sales increased 28% in the first quarter of 2016 compared to the first quarter 2015, which we believe is due to a continuation of market share gains that started in late 2015, as the replacement cycle for slot machines remains weak.

International casino and gaming printer sales declined for the first quarter of 2016 as compared to the first quarter of 2015 due primarily to a 41% decrease in sales of our thermal casino printer and to a lesser extent a 29% decrease in sales of our off-premise gaming printers, primarily to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter to quarter and year to year.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology (“IGT”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Domestic	$2,935	100.0%	$3,939	97.7%	$(1,004)	(25.5%)
International	-	-%	92	2.3%	(92)	(100.0%)
	$2,935	100.0%	$4,031	100.0%	$(1,096)	(27.2%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  Based on our backlog of orders and the customer’s forecast, we expect total lottery printer sales to IGT for 2016 to be lower than those reported in 2015.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Domestic	$136	87.7%	$637	90.1%	$(501)	(78.6%)
International	19	12.3%	70	9.9%	(51)	(72.9%)
	$155	100.0%	$707	100.0%	$(552)	(78.1%)

The decrease in sales of Printrex printers in the first quarter of 2016 as compared to the first quarter of 2015 is primarily due to 71% lower domestic and international sales in the oil and gas market in the current year period due to the continued negative impact from the decline in worldwide oil prices, which we expect will continue to negatively impact our sales during the remainder of 2016.  In addition, worldwide sales of our medical and mobile printers declined 90% due largely to the loss of a customer in the medical industry as we shift our focus towards the food safety terminal business.  Due to the low margin on this product, we do not believe the loss of this customer will have a material adverse impact on our 2016 operating results.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2016		March 31, 2015		$	%
Domestic	$2,534	94.1%	$3,376	93.2%	$(842)	(24.9%)
International	158	5.9%	247	6.8%	(89)	(36.0%)
	$2,692	100.0%	$3,623	100.0%	$(931)	(25.7%)

The decrease in domestic revenue from TSG is primarily due to a (1) 26% decrease in sales of replacement parts mainly to IGT who purchased an unusually high volume of spare parts for the lottery market in 2015 that is not likely to repeat in 2016, (2) 19% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize the commoditized consumable products, (3) 67% decrease of consumables sales for our Printrex color printers due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices, and (4) 20% decline in service revenue primarily due to project-oriented testing services that occurred in the first quarter of 2015 that did not recur in the first quarter of 2016.

Internationally, TSG revenue decreased primarily due to lower sales of replacement parts and accessories in the first quarter of 2016 compared to the first quarter of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$5,885	$6,492	(9.3%)	41.0%	40.2%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  Gross profit decreased $607,000, or 9%, but our gross margin increased by 80 basis points as we experienced a more favorable sales mix in the first quarter of 2016 compared to the first quarter of 2015. During the first quarter of 2016, we completed two installations of our EPICENTRAL™ software which carries a higher margin than our other products.  We expect our gross margin for the full year 2016 to be higher than in 2015, as we expect to benefit from increased sales of our newer, value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$1,236	$868	42.4%	8.6%	5.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype expenses, outside design and testing services, and supplies). Such expenses increased $368,000, or 42%, due primarily to higher product development cost and the hiring of additional software engineers as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of food safety terminals.  We expect engineering, design and product development expenses in 2016 to be higher than in 2015 due to the additional staff and higher product development expenses noted above.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales – 2015
$1,793	$1,823	(1.6%)	12.5%	11.3%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased slightly by $30,000, or 2%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to lower travel and marketing expenses in our Printrex markets as we continue to reduce these expenses in response to the worldwide decline in the oil and gas markets.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales – 2015
$1,917	$1,840	4.2%	13.4%	11.4%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $77,000, or 4%, due primarily to higher severance costs related to headcount reductions conducted during the first quarter of 2016.

Legal Fees Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales – 2015
$-	$1,744	(100%)	-%	10.8%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. In connection with this lawsuit, we incurred legal fees of $0 and $1,744,000 in the first quarter of 2016 and 2015, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses in the future.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales – 2015
$939	$217	332.7%	6.5%	1.3%

Our operating income increased primarily due to the legal fees incurred in connection with the AD lawsuit in the first quarter of 2015.  Excluding the AD legal fees, our operating income would have decreased $1,022,000 or 52% primarily due to the 11% decrease in sales as well as higher engineering, design and product development expenses in the first quarter of 2016 compared to the first quarter of 2015.

Interest.  We recorded net interest expense of $4,000 in the first quarter of 2016 compared to $6,000 in the first quarter of 2015 due a higher amount of interest income earned from carrying a higher average cash balance in the first quarter of 2016 compared to the first quarter of 2015.

Other, net.  We recorded other income of $1,000 in the first quarter of 2016 compared to $14,000 in the first quarter of 2015.  The change was due to lower foreign currency transaction exchange gains recorded by our U.K. subsidiary in the first quarter of 2016 compared to the first quarter of 2015.

Income Taxes.  We recorded an income tax provision for the first quarter of 2016 of $311,000 at an effective tax rate of 33.2%, compared to an income tax provision for the first quarter of 2015 of $81,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first quarter of 2016 was lower than the first quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

Net Income.  We reported net income during the first quarter of 2016 of $625,000, or $0.08 per diluted share, compared to $144,000, or $0.02 per diluted share, for the first quarter of 2015.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2016, 2015 and 2014.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2016, our cash and cash equivalents balance decreased $1,581,000, or 35%, from December 31, 2015 and we ended the first quarter of 2016 with $2,892,000 in cash and cash equivalents and no debt outstanding.

Operating activities:  The following significant factors affected our cash used in operating activities of $221,000 in the first three months of 2016 as compared to cash provided by operating activities of $2,752,000 in the first three months of 2015:

During the first three months of 2016:
•	We reported net income of $625,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $469,000.
•	Accounts receivable increased $2,179,000, or 30%, due to the increase and timing of sales during the first quarter of 2016.
•	Inventories decreased $1,375,000, or 12%, due to the sell through of inventory on hand during the first quarter of 2016.
•	Other current and long-term assets increased, $252,000, or 54%, due largely to advance payments made in the first quarter 2016 for annual ERP software maintenance expenses.
•	Accounts payable increased $1,305,000, or 49%, due to increased inventory purchases towards the end of the first quarter 2016.
•	Accrued liabilities and other liabilities decreased $1,677,000 due primarily to the payment of 2015 annual bonuses in March 2016.

During the first three months of 2015:
•	We reported net income of $144,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $503,000.
•	Accounts receivable increased $1,711,000, or 19%, due to the timing of sales during the first quarter of 2015.
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

Investing activities:  Our capital expenditures were $221,000 and $188,000 in the first three months of 2016 and 2015, respectively.  Expenditures in 2016 were primarily for computer and networking equipment and to a lesser extent new tooling equipment and purchases of furniture and fixtures.  Expenditures in 2015 included approximately $119,000 for costs incurred for the purchase of a new phone system and the remaining amount primarily for the purchase of new tooling equipment and computer equipment.

Capital expenditures for 2016 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $1,133,000 of cash from financing activities during the first three months of 2016 to pay dividends of $623,000 to common shareholders and to purchase $510,000 of common stock for treasury.  During the first three months of 2015, we used $1,643,000 of cash from financing activities to pay dividends of $623,000 to common shareholders and to purchase $1,020,000 of common stock for treasury.

Working Capital
Our working capital decreased slightly by 1% to $18,791,000 at March 31, 2016 from $18,983,000 at December 31, 2015.  Our current ratio of current assets to current liabilities increased to 4.2 as of March 31, 2016 compared to 4.0 at December 31, 2015.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2016.  The following table lists the financial covenants and the performance measurements at March 31, 2016:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2016
Operating cash flow / Total debt service	Minimum of 1.25 times	76.6 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2016, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board’s approval each quarter.  For the three months ended March 31, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $623,000, which was paid in March 2016 to common shareholders of record at the close of business on February 20, 2016.  We expect to pay approximately $2,500,000 in cash dividends to our common shareholders during 2016.

Stock Repurchases
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the three months ended March 31, 2016, we purchased 63,070 shares of our common stock for approximately $510,000 at an average price per share of $8.09.

During the three months ended March 31, 2015 we repurchased 166,553 shares of our common stock for approximately $1,020,000 at an average price per share of $6.12 under a prior stock repurchase program that expired on July 31, 2015.  Under the expired repurchase program, we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.

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

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On January 14, 2016 we signed Amendment No. 2 to the lease agreement for our facility in Ithaca, New York with Bomax Properties, LLC to extend our lease in Ithaca to May 31, 2021.

Other than the items mentioned above, there have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2015.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There has been no material change in our exposure to market risk during the three months ended March 31, 2016.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes from the legal proceedings previously disclosed in that Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the three months ended March 31, 2016, we purchased 63,070 shares of our common stock for approximately $510,000 at an average price per share of $8.09.  As of March 31, 2016, approximately $4,490,000 remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
January 1, 2016 – January 31, 2016	-	$-	-	$5,000,000
February 1, 2016 – February 29, 2016	-	-	-	$5,000,000
March 1, 2016 – March 31, 2016	63,070	8.09	63,070	$4,490,000
Total	63,070	$8.09	63,070

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

 Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit 10.1	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 2014, 2016 (1).

Exhibit 10.2	2014 Equity Incentive Plan Time-based Restricted Stock Unit Agreement.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K filed March 11, 2016 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 5, 2016	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.2	2014 Equity Incentive Plan Time-based Restricted Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.