Form 10-Q
period 2016-08-08
TRANSACT TECHNOLOGIES INC
filed 2016-08-08
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
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

As of July 29, 2016, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,459,009.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2016	2015
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,555	$4,473
Accounts receivable, net	10,369	7,174
Inventories	9,019	11,296
Prepaid income taxes	200	-
Deferred tax assets	1,762	1,932
Other current assets	480	437
Total current assets	24,385	25,312

Fixed assets, net of accumulated depreciation of $18,771 and $18,336, respectively	2,441	2,507
Goodwill	2,621	2,621
Deferred tax assets	1,223	1,213
Intangible assets, net of accumulated amortization of $2,943, and $2,779, respectively	724	888
Other assets	28	28
	7,037	7,257
Total assets	$31,422	$32,569

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,512	$2,642
Accrued liabilities	2,183	2,838
Income taxes payable	4	245
Deferred revenue	152	604
Total current liabilities	6,851	6,329

Deferred revenue, net of current portion	78	77
Deferred rent, net of current portion	199	189
Other liabilities	284	246
	561	512
Total liabilities	7,412	6,841

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,185,331 and 11,170,881 shares issued, respectively; 7,508,951 and 7,782,292 shares outstanding, respectively	112	112
Additional paid-in capital	29,348	28,921
Retained earnings	23,102	22,956
Accumulated other comprehensive loss, net of tax	(98)	(80)
Treasury stock, at cost, 3,676,380 and 3,388,589 shares, respectively	(28,454)	(26,181)
Total shareholders’ equity	24,010	25,728
Total liabilities and shareholders’ equity	$31,422	$32,569

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net sales	$14,801	$17,224	$29,158	$33,388
Cost of sales	8,818	10,063	17,290	19,735

Gross profit	5,983	7,161	11,868	13,653

Operating expenses:
Engineering, design and product development	1,089	860	2,325	1,728
Selling and marketing	1,859	2,100	3,652	3,923
General and administrative	1,935	2,002	3,852	3,842
Legal fees associated with lawsuit (Note 7)	-	(6)	-	1,738
	4,883	4,956	9,829	11,231

Operating income	1,100	2,205	2,039	2,422
Interest and other income (expense):
Interest, net	(7)	(10)	(11)	(16)
Other, net	15	(26)	16	(12)
	8	(36)	5	(28)

Income before income taxes	1,108	2,169	2,044	2,394
Income tax provision	355	781	666	862
Net income	$753	$1,388	$1,378	$1,532

Net income per common share:
Basic	$0.10	$0.18	$0.18	$0.20
Diluted	$0.10	$0.18	$0.18	$0.20

Shares used in per-share calculation:
Basic	7,689	7,798	7,761	7,827
Diluted	7,743	7,819	7,813	7,847

Dividends declared and paid per common share:	$0.08	$0.08	$0.16	$0.16

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$753	$1,388	$1,378	$1,532
Foreign currency translation adjustment, net of tax	(14)	13	(18)	4
Comprehensive income	$739	$1,401	$1,360	$1,536

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,378	$1,532
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	305	269
Incremental tax benefits from stock options exercised	(1)	-
Depreciation and amortization	643	734
Deferred income tax provision	170	1,261
Gain on the sale of fixed assets	(5)	-
Foreign currency transaction (gains) losses	(12)	11
Changes in operating assets and liabilities:
Accounts receivable	(3,203)	(1,982)
Inventories	2,273	840
Prepaid income taxes	(205)	(228)
Other current and long term assets	(45)	(21)
Accounts payable	1,871	3,869
Accrued liabilities and other liabilities	(1,272)	(4,448)
Net cash provided by operating activities	1,897	1,837

Cash flows from investing activities:
Capital expenditures	(330)	(407)
Proceeds from sale of fixed assets	8	-
Net cash used in investing activities	(322)	(407)

Cash flows from financing activities:
Revolving credit line borrowings	-	2,500
Revolving credit line payments	-	(2,500)
Payment of dividends on common stock	(1,232)	(1,243)
Purchases of common stock for treasury	(2,273)	(1,020)
Proceeds from stock option exercises	23	-
Incremental tax benefits on stock options exercised	1	-
Net cash used in financing activities	(3,481)	(2,263)

Effect of exchange rate changes on cash and cash equivalents	(12)	(5)

Decrease in cash and cash equivalents	(1,918)	(838)
Cash and cash equivalents, beginning of period	4,473	3,131
Cash and cash equivalents, end of period	$2,555	$2,293

Supplemental schedule of non-cash investing activities:
Capital expenditures funded by accounts payable	$86	$-

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	June 30,	December 31,
	2016	2015
	(In thousands)

Raw materials and purchased component parts	$5,285	$6,627
Work-in-process	56	1
Finished goods	3,678	4,668
	$9,019	$11,296

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2016 and 2015:

	Six months ended
	June 30,
	2016	2015
	(In thousands)

Balance, beginning of period	$277	$287
Warranties issued	131	125
Warranty settlements	(136)	(149)
Balance, end of period	$272	263

$164,000 of the accrued product warranty liability is classified as current in Accrued liabilities at June 30, 2016 in the Condensed Consolidated Balance Sheets.  The remaining $108,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net income	$753	$1,388	$1,378	$1,532

Shares:
Basic: Weighted average common shares outstanding	7,689	7,798	7,761	7,827
Add: Dilutive effect of outstanding options as determined by the treasury stock method	54	21	52	20
Diluted: Weighted average common and common equivalent shares outstanding	7,743	7,819	7,813	7,847

Net income per common share:
Basic	$0.10	$0.18	$0.18	$0.20
Diluted	$0.10	$0.18	$0.18	$0.20

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended June 30, 2016 and 2015, there were 827,000 and 877,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2016 and 2015, there were 827,000 and 877,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the six months ended June 30, 2016 were as follows (in thousands):

Balance at December 31, 2015	$25,728
Net income	1,378
Share-based compensation expense	305
Issuance of deferred stock units, net of relinquishments	151
Issuance of shares from exercise of stock options, net of tax benefit	24
Foreign currency translation adjustment	(18)
Reversal of deferred tax asset in connection with stock options forfeited	(53)
Dividends declared and paid on common stock	(1,232)
Purchase of common stock for treasury	(2,273)
Balance at June 30, 2016	$24,010

We paid a portion of the 2015 incentive bonus for the chief executive officer and chief financial officer in the form of 28,231 deferred stock units.  Such deferred stock units were granted in February 2016 and were fully vested at the time of grant.

For the three months ended June 30, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $609,000, which was paid in June 2016 to common shareholders of record at the close of business on May 20, 2016.  For the three months ended June 30, 2015, dividends declared and paid totaled $620,000, or $0.08 per share.  For the six months ended June 30, 2016 and 2015, dividends declared and paid totaled $1,232,000, or $0.16 per share and $1,243,000, or $0.16 per share, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Shareholders’ equity (continued)

During the six months ended June 30, 2016, we purchased 287,791 shares of our common stock for approximately $2,273,000 at an average price per share of $7.90, under a stock repurchase program (the “Stock Repurchase Program”) approved by our Board of Directors on February 25, 2016. Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.

6. Income taxes

We recorded an income tax provision for the second quarter of 2016 of $355,000 at an effective tax rate of 32.0%, compared to an income tax provision during the second quarter of 2015 of $781,000 at an effective tax rate of 36.0%.  For the six months ended June 30, 2016, we recorded an income tax provision of $666,000 at an effective tax rate of 32.6%, compared to an income tax provision during the six months ended June 30, 2015 of $862,000 at an effective tax rate of 36.0%.  Our effective tax rate for the second quarter of 2016 was lower than the second quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

We are subject to U.S. federal income tax as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2011.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2012 through 2014 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2016, we had $114,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

7. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015 however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expense associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015, we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct Technologies Incorporated (“TransAct”) is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including food safety, POS automation, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRALTM, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents as well as printed logging and plotting of data. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers ("VARs"), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”) we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the on-line demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of software-driven technology and printing solutions including related software maintenance, hardware repair services, consumables and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2016.

Results of Operations: Three months ended June 30, 2016 compared to three months ended June 30, 2015

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Food safety	$1,715	11.6%	$1,011	5.9%	$704	69.6%
POS automation and banking	3,203	21.6%	2,416	14.0%	787	32.6%
Casino and gaming	5,154	34.9%	7,257	42.1%	(2,103)	(29.0%)
Lottery	2,150	14.5%	2,939	17.1%	(789)	(26.8%)
Printrex	176	1.2%	220	1.3%	(44)	(20.0%)
TSG	2,403	16.2%	3,381	19.6%	(978)	(28.9%)
	$14,801	100.0%	$17,224	100.0%	$(2,423)	(14.1%)

International *	$3,497	23.6%	$4,523	26.3%	$(1,026)	(22.7%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the second quarter of 2016 decreased $2,423,000, or 14%, from the same period in 2015.  Printer sales volume decreased 11% to approximately 46,000 units driven primarily by a 24% decrease in unit volume from the casino and gaming market and a 32% decrease in the lottery market.  These decreases were partially offset by an increase in unit volume of 68% from the food safety market and 34% from the POS automation and banking market. The average selling price of our printers increased approximately 5% in the second quarter of 2016 compared to the second quarter of 2015 primarily due to the larger volume of food safety terminals sold during the second quarter of 2016, which carry a higher price than our other products.  International sales decreased $1,026,000, or 23%, due primarily to decreases in the international casino and gaming market.

Food safety:
Revenue from the food safety market includes sales of food safety terminals which are a combination of hardware and software in a device that includes an operaing system, touchscreen and one or two thermal print mechanisms, that print easy-to-read food rotation labels and "enjoy by" date labels to help restaurants effectively manage food spoilage.  A summary of sales of our worldwide food safety products for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$1,562	91.1%	$931	92.1%	$631	67.8%
International	153	8.9%	80	7.9%	73	91.3%
	$1,715	100.0%	$1,011	100.0%	$704	69.6%

The increase in domestic food safety product revenue from the second quarter of 2015 was primarily driven by an increase in sales of our food safety terminals to McDonald’s Corporation (“McDonald’s”) as well as increased sales penetration to a growing number of existing and new end user customers through our U.S. distributor.

International food safety sales also increased due to increased sales to through a both a Latin American and European distributor.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide POS automation and banking products for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$2,893	90.3%	$2,224	92.1%	$669	30.1%
International	310	9.7%	192	7.9%	118	61.5%
	$3,203	100.0%	$2,416	100.0%	$787	32.6%

The increase in domestic POS automation and banking product revenue from the second quarter of 2015 was primarily driven by a 31% increase in sales of our Ithaca® 9000 printer in the second quarter of 2016 compared to the second quarter of 2015 due to new initiatives by McDonald’s Corporation that started in 2015 and accelerated in 2016.  We expect sales of POS automation printers to be higher for the full year 2016 compared to the full year 2015 due to the continuation of McDonald’s initiatives for our Ithaca® 9000 printer.  Sales of our legacy banking and other POS printers for the second quarter of 2016 were relatively consistent with the second quarter of 2015.

International POS automation and banking sales increased due primarily to a 113% increase in the sale of our Ithaca® 9000 printer in the second quarter of 2016 compared to the second quarter of 2015 due to the new initiatives in McDonald’s being made internationally.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system, which enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

The decrease in domestic sales of our casino and gaming products was due largely to lower EPICENTRAL™ software sales as we completed no installations in the second quarter of 2016 compared to one installation completed in the second quarter of 2015.  We also experienced a 13% decline in domestic sales of our thermal casino printers in the second quarter of 2016 compared to the second quarter of 2015 due to continued weakness in the replacement cycle for slot machines.

International casino and gaming printer sales declined in the second quarter of 2016 compared to the second quarter of 2015 due primarily to a 25% decrease in sales of our thermal casino printers and a 46% decrease in sales of our off-premises gaming printers, primarily to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter to quarter and year to year.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology (“IGT”) and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$1,989	92.5%	$2,894	98.5%	$(905)	(31.3%)
International	161	7.5%	45	1.5%	116	257.8%
	$2,150	100.0%	$2,939	100.0%	$(789)	(26.8%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  Based on our backlog of orders and the customer’s forecast, we expect total lottery printer sales to IGT for 2016 to be consistent with those reported in 2015.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$126	71.6%	$152	69.1%	$(26)	(17.1%)
International	50	28.4%	68	30.9%	(18)	(26.5%)
	$176	100.0%	$220	100.0%	$(44)	(20.0%)

The decrease in sales of Printrex printers in the second quarter of 2016 compared to the second quarter of 2015 resulted from 10% lower domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2016.  In addition, worldwide sales of medical and mobile printer sales declined 47% due largely to the loss of a customer in the medical industry in 2015 and as we shift our focus towards the food safety terminal business.  Due to the low margin on this product, we do not believe the loss of this customer will have a material adverse impact on our 2016 operating results.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$2,204	91.7%	$3,110	92.0%	$(906)	(29.1%)
International	199	8.3%	271	8.0%	(72)	(26.6%)
	$2,403	100.0%	$3,381	100.0%	$(978)	(28.9%)

The decrease in domestic revenue from TSG was due to a (1) 39% decrease in sales of replacement parts due mainly to IGT who purchased an unusually high volume of spare parts for the lottery market in 2015 that is not likely to repeat in 2016, (2) 19% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize the commoditized consumable products, (3) 66% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices, and (4) 12% decline in service revenue primarily due to project-oriented testing services that occurred in the second quarter of 2015 that did not recur in the second quarter of 2016.

Internationally, TSG revenue decreased primarily due to lower sales of replacement parts and accessories in the second quarter of 2016 compared to the second quarter of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$5,983	$7,161	(16.5%)	40.4%	41.6%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  Gross profit decreased $1,178,000, or 17%, and our gross margin declined by 120 basis points as we experienced a less favorable sales mix in the second quarter of 2016 compared to the second quarter of 2015.  During the second quarter of 2015, we completed an installation of one EPICENTRAL™ software sale, which carries a higher margin than our other products, compared to no installations completed in the second quarter of 2016.  In addition, we experienced higher sales of our Ithaca® 9000 printer to McDonald’s, which carries a lower margin than our other products, in the second quarter of 2016 compared to the second quarter of 2015.  We expect our gross margin for the full year 2016 to be higher than in 2015, as we expect to benefit from increased sales of our newer, value-added products.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$1,089	$860	26.6%	7.4%	5.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $229,000, or 27%, due primarily to higher product development costs and the hiring of additional software engineers as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of food safety terminals.  We expect engineering, design and product development expenses in 2016 to be higher than in 2015 due to the additional staff and higher product development expenses noted above.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$1,859	$2,100	(11.5%)	12.6%	12.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $241,000, or 12%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to reductions in certain sales staff as well as lower sales commissions on 14% lower sales in the second quarter of 2016 compared to the second quarter of 2015.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$1,935	$2,002	(3.3%)	13.1%	11.6%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased by $67,000, or 3%, due primarily to lower incentive compensation expense in the second quarter of 2016 compared to the second quarter of 2015.  This decrease was partially offset by higher severance cost recorded in the second quarter of 2016 related to headcount reductions in our sales and marketing group.

Legal Fees and Settlement Expense Associated with Lawsuit.  Legal fee information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$-	$(6)	100%	-%	-%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company, which we settled in March 2015. As part of the settlement, we were required to qualify certain AD labels for use on our food safety terminals which we estimated would cost $25,000 to perform.  In the second quarter of 2015 we reversed the estimated cost of $25,000 as AD did not provide the label testing information by the due date required per the settlement agreement so we were longer required to perform these services free of charge.  This reversal more than offset the remaining legal expenses we incurred in the second quarter of 2015 related to the AD lawsuit.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses related to this lawsuit in the future.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales – 2015
$1,100	$2,205	(50.1%)	7.4%	12.8%

Our operating income decreased by $1,105,000, or 50%, and our operating margin decreased to 7.4% of net sales primarily due to lower gross profit on 14% lower sales in the second quarter of 2016 as compared to the second quarter of 2015, and to a lesser extent, lower gross margin on a less favorable sales mix.

Interest.  We recorded net interest expense of $7,000 in the second quarter of 2016 compared to $10,000 in the second quarter of 2015.  Interest expense was higher in 2015 due to the interest expense incurred from borrowing $2,500,000 to pay the AD lawsuit settlement in the second quarter of 2015.  We did not borrow any funds during the second quarter of 2016.

Other, net.  We recorded other income of $15,000 in the second quarter of 2016 compared to other expense of $26,000 in the second quarter of 2015.  The change was primarily due to foreign currency transaction exchange gains recorded in 2016 compared to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the second quarter of 2015.

Income Taxes.  We recorded an income tax provision for the second quarter of 2016 of $355,000 at an effective tax rate of 32.0%, compared to an income tax provision during the second quarter of 2015 of $781,000 at an effective tax rate of 36.0%.  Our effective tax rate for the second quarter of 2016 was lower than the second quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

Net Income.  We reported net income during the second quarter of 2016 of $753,000, or $0.10 per diluted share, compared to $1,388,000, or $0.18 per diluted share, for the second quarter of 2015.

Results of Operations: Six months ended June 30, 2016 compared to six months ended June 30, 2015

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Food safety	$2,537	8.7%	$1,854	5.5%	$683	36.8%
POS automation and banking	5,518	18.9%	3,795	11.4%	1,723	45.4%
Casino and gaming	10,592	36.4%	12,838	38.4%	(2,246)	(17.5%)
Lottery	5,085	17.4%	6,970	20.9%	(1,885)	(27.0%)
Printrex	331	1.1%	927	2.8%	(596)	(64.3%)
TSG	5,095	17.5%	7,004	21.0%	(1,909)	(27.3%)
	$29,158	100.0%	$33,388	100.0%	$(4,230)	(12.7%)

International *	$6,028	20.7%	$8,677	26.0%	$(2,649)	(30.5%)

*	International sales do not include sales of printers made to domestic distributors or other domestic customers who may in turn ship those printers to international destinations.

Net sales for the first half of 2016 decreased $4,230,000, or 13%, from the same period in 2015. Printer sales volume decreased 12% to approximately 88,000 units driven primarily by a 31% and 22% decrease in unit volume from the lottery market and casino and gaming market, respectively.  These decreases were partially offset by a 33% and 51% increase in the food safety market and POS automation and banking market, respectively. The average selling price of our printers increased slightly by 2% during the first half of 2016 compared to the first half of 2015. International sales decreased $2,649,000, or 31%, primarily driven by lower international sales in the casino and gaming market.

Food safety:
A summary of sales of our worldwide food safety products for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$2,293	90.4%	$1,613	87.0%	$680	42.2%
International	244	9.6%	241	13.0%	3	1.2%
	$2,537	100.0%	$1,854	100.0%	$683	36.8%

The increase in domestic food safety terminal sales from the second quarter of 2015 was primarily driven by an increase in sales of our food safety terminals to McDonald’s as well as increased sales penetration to a growing number of existing and new end user customers through our U.S. distributor.

International food safety terminal sales were relatively consistent in the second quarter of 2016 compared to the second quarter of 2015.

POS automation and banking:
A summary of sales of our worldwide POS automation and banking products for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$5,080	92.1%	$3,521	92.8%	$1,559	44.3%
International	438	7.9%	274	7.2%	164	59.9%
	$5,518	100.0%	$3,795	100.0%	$1,723	45.4%

The increase in both domestic and international POS automation and banking printer revenue as compared to the first half of 2015 was primarily driven by a 77% increase in sales of our Ithaca® 9000 printer as we continue to supply printers to support new initiatives by McDonald’s that started in 2015 and accelerated in 2016.  This increase was partially offset by 35% lower sales of our legacy banking and other POS printers.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$5,833	55.1%	$5,469	42.6%	$364	6.7%
International	4,759	44.9%	7,369	57.4%	(2,610)	(35.4%)
	$10,592	100.0%	$12,838	100.0%	$(2,246)	(17.5%)

The increase in domestic sales of our casino and gaming products in the first half of 2016 compared to the first half of 2015 was due to a 4% increase in the sale of our thermal casino printers, which we believe was due to a continuation of market share gains that started in late 2015, as the replacement cycle for slot machines remains weak.  Additionally, domestic EPICENTRAL™ software sales increased 26% as we completed two installations in the first half of 2016 compared to one installation completed in the first half of 2015.

International casino and gaming printer sales declined for the first half of 2016 as compared to the first half of 2015 due primarily to a 33% decrease in sales of our thermal casino printer and, to a lesser extent, a 39% decrease in sales of our off-premise gaming printers, primarily to our European distributor.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$4,924	96.8%	$6,833	98.0%	$(1,909)	(27.9%)
International	161	3.2%	137	2.0%	24	17.5%
	$5,085	100.0%	$6,970	100.0%	$(1,885)	(27.0%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  Based on our backlog of orders and the customer’s forecast we expect total lottery printer sales to IGT for 2016 to be consistent with those reported in 2015.

Printrex:
A summary of sales of our worldwide Printrex printers for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):
	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$262	79.2%	$789	85.1%	$(527)	(66.8%)
International	69	20.8%	138	14.9%	(69)	(50.0%)
	$331	100.0%	$927	100.0%	$(596)	(64.3%)

The decrease in Printrex printers was due primarily due to a 55% decline in domestic and international sales in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices.  In addition, we experienced an 82% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2016		June 30, 2015		$	%
Domestic	$4,738	93.0%	$6,486	92.6%	$(1,748)	(27.0%)
International	357	7.0%	518	7.4%	(161)	(31.1%)
	$5,095	100.0%	$7,004	100.0%	$(1,909)	(27.3%)

The decrease in domestic revenue from TSG was due to a (1) 33% decrease in sales of replacement parts due mainly to IGT who purchased an unusually high volume of spare parts for the lottery market in 2015 that is not likely to repeat in 2016, (2) 19% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize the commoditized consumable products, (3) 66% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices, and (4) 16% decline in service revenue primarily due to project-oriented testing services that occurred in the first half of 2015 that did not recur in the first half of 2016.

Internationally, TSG revenue decreased primarily due to lower sales of replacement parts and accessories in the first half of 2016 compared to the first half of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$11,868	$13,653	(13.1%)	40.7%	40.9%

Gross profit decreased $1,785,000, or 13%, due primarily to a decrease in sales of 13%.  Our gross margin in the first half of 2016 is relatively consistent with the first half of 2015, decreasing 20 basis points to 40.7%.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$2,325	$1,728	34.5%	8.0%	5.2%

Such expenses increased $597,000, or 35%, due primarily to higher product development costs and the hiring of additional software engineers that started in early 2016 as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of food safety terminals.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$3,652	$3,923	(6.9%)	12.5%	11.7%

Such expenses decreased by $271,000, or 7%, in the first half of 2016 compared to the first half of 2015 due to lower compensation costs related to headcount reductions made during the first half of 2016, lower sales commission due to lower sales experienced in 2016, and a decrease in travel expenses primarily in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):
Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$3,852	$3,842	0.3%	13.2%	11.5%

General and administrative expenses increased slightly by less than 1%.  During the first half of 2016 we incurred higher severance cost related to headcount reductions that was almost entirely offset by lower incentive compensation in the first half of 2016 compared to the first half of 2015.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee and settlement expense information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$-	$1,738	(100%)	-%	5.2%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and settlement expenses of $0 and $1,738,000 in the first half of 2016 and 2015, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses related to this lawsuit in the future.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$2,039	$2,422	(15.8%)	7.0%	7.3%

Our operating income decreased by $383,000, or 16%, primarily due to 13% lower sales in the first half of 2016 as compared to the first half of 2015.  In addition, our operating income in the first half of 2015 was negatively impacted by $1,738,000 of legal fees related to the AD lawsuit that did not recur in 2016.  Excluding the AD legal fees incurred in the first half of 2015, our operating income would have decreased by $2,121,000, or 51% in the first half of 2016 as compared to the first half of 2015.

Interest.  We recorded net interest expense of $11,000 in the first half of 2016 compared to $16,000 in the first half of 2015. Interest expense was higher in 2015 due to interest expense incurred from borrowing $2,500,000 to pay the AD lawsuit settlement in the first half of 2015.  We did not borrow any funds during the first half of 2016.

Other, net.  We recorded other income of $16,000 in the first half of 2016 compared to other expense of $12,000 in the first half of 2015.  The change was primarily due to foreign currency transaction exchange gains recorded in 2016 compared to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first half of 2015.

Income Taxes.  We recorded an income tax provision for the first half of 2016 of $666,000 at an effective tax rate of 32.6%, compared to an income tax provision during the first half of 2015 of $862,000 at an effective tax rate of 36.0%.  Our effective tax rate for the first half of 2016 was lower than the first half of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

Net Income.  We reported net income during the first half of 2016 of $1,378,000, or $0.18 per diluted share, compared to $1,532,000, or $0.20 per diluted share, for the first half of 2015.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2016 and 2015.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2016, our cash and cash equivalents balance decreased $1,918,000 or 43%, from December 31, 2015 and we ended the second quarter of 2016 with $2,555,000 in cash and cash equivalents, of which $79,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1,897,000 in the first six months of 2016 as compared to our cash provided by operating activities of $1,837,000 in the first six months of 2015:

During the first six months of 2016:
•	We reported net income of $1,378,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $948,000.
•	Accounts receivable increased $3,203,000, or 45%, due to the increase and timing of sales during the second quarter of 2016.
•	Inventories decreased $2,273,000, or 20%, due to the sell through of inventory on hand during 2016.
•	Accounts payable increased $1,871,000, or 71% due primarily to increased inventory purchases towards the end of second quarter 2016.
•	Accrued liabilities and other liabilities decreased $1,272,000 due primarily to the payment of 2015 annual bonuses in March 2016.

During the first six months of 2015:
•	We reported net income of $1,532,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,003,000.
•	Accounts receivable increased $1,982,000, or 22%, due to the increase and timing of sales during the second quarter of 2015.
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

Investing activities:  Our capital expenditures were $330,000 and $407,000 in the first six months of 2016 and 2015, respectively.  Expenditures in 2016 were primarily for computer and networking equipment and to a lesser extent new product tooling equipment and purchases of furniture and fixtures.  Expenditures in 2015 included approximately $294,000 of cost incurred for the purchase of a new phone system and other computer equipment and the remaining amount was primarily for the purchase of new product tooling equipment.

Capital expenditures for 2016 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $3,481,000 of cash from financing activities during the first six months of 2016 to pay dividends of $1,232,000 to common shareholders and to purchase $2,273,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $24,000.  During the first six months of 2015, we used $2,263,000 of cash from financing activities to pay dividends of $1,243,000 to common shareholders and to purchase $1,020,000 of common stock for treasury.  Additionally, during the second quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit which we fully repaid before June 30, 2015.

Working Capital
Our working capital decreased 8% to $17,534,000 at June 30, 2016 from $18,983,000 at December 31, 2015.  Our current ratio of current assets to current liabilities decreased to 3.6 as of June 30, 2016 compared to 4.0 at December 31, 2015.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2016.  The following table lists the financial covenants and the performance measurements at June 30, 2016:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2016
Operating cash flow / Total debt service	Minimum of 1.25 times	45.8 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of June 30, 2016, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  For the three months ended June 30, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $609,000, which was paid in June 2016 to common shareholders of record at the close of business on May 20, 2016.  For the six months ended June 30, 2016, dividends declared and paid totaled $1,232,000, or $0.16 per share. We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2016.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the six months ended June 30, 2016, we purchased 287,791 shares of our common stock for approximately $2,273,000 at an average price per share of $7.90.

During the six months ended June 30, 2015 we repurchased 166,553 shares of our common stock for approximately $1,020,000 at an average price per share of $6.12 under a prior stock repurchase program that expired on July 31, 2015.  Under the expired repurchase program, we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There has been no material change in our exposure to market risk during the six months ended June 30, 2016.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the six months ended June 30, 2016, we purchased 287,791 shares of our common stock for approximately $2,273,000 at an average price per share of $7.90.  As of June 30, 2016, approximately $2,727,000 remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
April 1, 2016 – April 30, 2016	70,358	$8.43	70,358	$3,897,000
May 1, 2016 – May 31, 2016	50,511	8.21	50,511	$3,482,000
June 1, 2016 – June 30, 2016	103,852	7.27	103,852	$2,727,000
Total	224,721	$7.84	224,721

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit 10.1	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
August 8, 2016	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.1	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.