Form 10-Q
period 2016-11-08
TRANSACT TECHNOLOGIES INC
filed 2016-11-08
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016
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

As of October 31, 2016, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,383,364.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.                      FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2016	2015
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,199	$4,473
Accounts receivable, net	10,478	7,174
Inventories	9,439	11,296
Prepaid income taxes	690	-
Deferred tax assets	1,672	1,932
Other current assets	431	437
Total current assets	24,909	25,312

Fixed assets, net of accumulated depreciation of $18,991 and $18,336, respectively	2,420	2,507
Goodwill	2,621	2,621
Deferred tax assets	1,311	1,213
Intangible assets, net of accumulated amortization of $3,024, and $2,779, respectively	643	888
Other assets	38	28
	7,033	7,257
Total assets	$31,942	$32,569

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,614	$2,642
Accrued liabilities	2,129	2,838
Income taxes payable	5	245
Deferred revenue	132	604
Total current liabilities	7,880	6,329

Deferred revenue, net of current portion	76	77
Deferred rent, net of current portion	188	189
Other liabilities	240	246
	504	512
Total liabilities	8,384	6,841

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,185,331 and 11,170,881 shares issued, respectively; 7,383,364 and 7,782,292 shares outstanding, respectively	112	112
Additional paid-in capital	29,580	28,921
Retained earnings	23,390	22,956
Accumulated other comprehensive loss, net of tax	(101)	(80)
Treasury stock, at cost, 3,801,967 and 3,388,589 shares, respectively	(29,423)	(26,181)
Total shareholders’ equity	23,558	25,728
Total liabilities and shareholders’ equity	$31,942	$32,569

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net sales	$14,474	$14,172	$43,632	$47,560
Cost of sales	8,559	7,881	25,849	27,616

Gross profit	5,915	6,291	17,783	19,944

Operating expenses:
Engineering, design and product development	1,133	766	3,458	2,494
Selling and marketing	1,808	2,137	5,460	6,060
General and administrative	1,737	1,823	5,589	5,665
Legal fees associated with lawsuit (Note 7)	-	-	-	1,738
	4,678	4,726	14,507	15,957

Operating income	1,237	1,565	3,276	3,987
Interest and other income (expense):
Interest, net	(7)	(7)	(18)	(23)
Other, net	(3)	11	13	(1)
	(10)	4	(5)	(24)

Income before income taxes	1,227	1,569	3,271	3,963
Income tax provision	344	541	1,010	1,403
Net income	$883	$1,028	$2,261	$2,560

Net income per common share:
Basic	$0.12	$0.13	$0.29	$0.33
Diluted	$0.12	$0.13	$0.29	$0.33

Shares used in per-share calculation:
Basic	7,498	7,800	7,673	7,818
Diluted	7,549	7,848	7,724	7,844

Dividends declared and paid per common share:	$0.08	$0.08	$0.24	$0.24

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$883	$1,028	$2,261	$2,560
Foreign currency translation adjustment, net of tax	(3)	(8)	(21)	(4)
Comprehensive income	$880	$1,020	$2,240	$2,556

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$2,261	$2,560
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	473	377
Incremental tax benefits from stock options exercised	(1)	(2)
Depreciation and amortization	962	1,077
Deferred income tax provision	238	1,202
Gain on the sale of fixed assets	(5)	(4)
Foreign currency transaction (gains) losses	(12)	4
Changes in operating assets and liabilities:
Accounts receivable	(3,313)	(845)
Inventories	1,852	(644)
Prepaid income taxes	(695)	409
Other current and long term assets	(6)	(2)
Accounts payable	2,899	2,957
Accrued liabilities and other liabilities	(1,419)	(4,434)
Net cash provided by operating activities	3,234	2,655

Cash flows from investing activities:
Capital expenditures	(454)	(491)
Proceeds from sale of fixed assets	8	4
Net cash used in investing activities	(446)	(487)

Cash flows from financing activities:
Revolving credit line borrowings	-	2,500
Revolving credit line payments	-	(2,500)
Payment of dividends on common stock	(1,827)	(1,863)
Purchases of common stock for treasury	(3,242)	(1,020)
Proceeds from stock option exercises	23	42
Incremental tax benefits on stock options exercised	1	2
Net cash used in financing activities	(5,045)	(2,839)

Effect of exchange rate changes on cash and cash equivalents	(17)	(10)

Decrease in cash and cash equivalents	(2,274)	(681)
Cash and cash equivalents, beginning of period	4,473	3,131
Cash and cash equivalents, end of period	$2,199	$2,450

Supplemental schedule of non-cash investing activities:
Capital expenditures funded by accounts payable	$175	$137

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

2. Inventories

The components of inventories are:

	September 30,	December 31,
	2016	2015
	(In thousands)

Raw materials and purchased component parts	$5,547	$6,627
Work-in-process	-	1
Finished goods	3,892	4,668
	$9,439	$11,296

3. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2016 and 2015:

	Nine months ended
	September 30,
	2016	2015
	(In thousands)

Balance, beginning of period	$277	$287
Warranties issued	206	155
Warranty settlements	(200)	(201)
Balance, end of period	$283	$241

$180,000 of the accrued product warranty liability is classified as current in Accrued liabilities at September 30, 2016 in the Condensed Consolidated Balance Sheets.  The remaining $103,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net income	$883	$1,028	$2,261	$2,560

Shares:
Basic: Weighted average common shares outstanding	7,498	7,800	7,673	7,818
Add: Dilutive effect of outstanding options as determined by the treasury stock method	51	48	51	26
Diluted: Weighted average common and common equivalent shares outstanding	7,549	7,848	7,724	7,844

Net income per common share:
Basic	$0.12	$0.13	$0.29	$0.33
Diluted	$0.12	$0.13	$0.29	$0.33

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended September 30, 2016 and 2015, there were 833,000 and 700,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2016 and 2015, there were 833,000 and 844,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2016 were as follows (in thousands):

Balance at December 31, 2015	$25,728
Net income	2,261
Share-based compensation expense	473
Issuance of deferred stock units, net of relinquishments	151
Issuance of shares from exercise of stock options, net of tax benefit	24
Reversal of deferred tax asset in connection with stock options forfeited	11
Foreign currency translation adjustment	(21)
Dividends declared and paid on common stock	(1,827)
Purchase of common stock for treasury	(3,242)
Balance at September 30, 2016	$23,558

We paid a portion of the 2015 incentive bonus for the chief executive officer and chief financial officer in the form of 28,231 deferred stock units.  Such deferred stock units were granted in February 2016 and were fully vested at the time of grant.

For the three months ended September 30, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $595,000, which was paid in September 2016 to common shareholders of record at the close of business on August 19, 2016.  For the three months ended September 30, 2015, dividends declared and paid totaled $620,000, or $0.08 per share.  For the nine months ended September 30, 2016 and 2015, dividends declared and paid totaled $1,827,000, or $0.24 per share, and $1,863,000, or $0.24 per share, respectively.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Shareholders’ equity (continued)

During the nine months ended September 30, 2016, we purchased 413,378 shares of our common stock for $3,242,000 at an average price per share of $7.84, under a stock repurchase program (the “Stock Repurchase Program”) approved by our Board of Directors on February 25, 2016. Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.

6. Income taxes

We recorded an income tax provision for the third quarter of 2016 of $344,000 at an effective tax rate of 28.0%, compared to an income tax provision during the third quarter of 2015 of $541,000 at an effective tax rate of 34.5%.  For the nine months ended September 30, 2016, we recorded an income tax provision of $1,010,000 at an effective tax rate of 30.9%, compared to an income tax provision during the nine months ended September 30, 2015 of $1,403,000 at an effective tax rate of 35.4%.  Our effective tax rate for the third quarter of 2016 was lower than the third quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

We are subject to U.S. federal income tax as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2012.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2013 through 2015 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2016, we had $99,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  During the third quarter of 2016, we recognized $42,000 of previously unrecognized tax benefits as the statute of limitations on the use of the 2012 R&D credits expired during the third quarter of 2016.

7. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation (“AD”) filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the “Court”) in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our food safety terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 food safety terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court’s ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the food safety terminals, pending the Court of Appeals’ decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court’s decision in our favor and denied AD’s further request of an injunction pending the Court of Appeals’ decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD’s motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD’s motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD’s motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015; however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the “Settlement Agreement”) in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties’ mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our food safety terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item “Legal fees and settlement expense associated with lawsuit” on the Consolidated Statement of Operations and as a current liability included in the line item “Accrued lawsuit settlement expenses” on the Consolidated Balance Sheet.  In the second quarter of 2015, we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This ASU established specific guidance to an organizations’ management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern.  The provisions of ASU 2014-15 are effective for interim and annual periods beginning after December 15, 2016.  This ASU is not expected to have an impact on the Company’s financial position, results of operation or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The core principle of this ASU requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.”  This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures.  The provisions of this ASU are effective for years beginning after December 15, 2016.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct Technologies Incorporated (“TransAct”) is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including food safety, POS automation, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment: the design, development, assembly and marketing of software-driven technology and printing solutions including related software maintenance, hardware repair services, consumables and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2016.

Results of Operations: Three months ended September 30, 2016 compared to three months ended September 30, 2015

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Food safety	$969	6.7%	$1,107	7.8%	$(138)	(12.5%)
POS automation and banking	2,889	20.0%	2,274	16.1%	615	27.0%
Casino and gaming	5,612	38.8%	4,399	31.0%	1,213	27.6%
Lottery	2,226	15.4%	1,797	12.7%	429	23.9%
Printrex	67	0.4%	225	1.6%	(158)	(70.2%)
TSG	2,711	18.7%	4,370	30.8%	(1,659)	(38.0%)
	$14,474	100.0%	$14,172	100.0%	$302	2.1%

International *	$3,368	23.3%	$2,510	17.7%	$858	34.2%

*International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the third quarter of 2016 increased $302,000, or 2%, from the same period in 2015.  Printer and terminal sales volume increased 28% to approximately 44,000 units driven primarily by a 30% increase in unit volume from the casino and gaming market, a 33% increase in unit volume in the POS automation and banking market and a 27% increase in unit volume in the lottery market.  These increases were partially offset by decreases in unit volume of 45% from the Printrex market and 4% from the food safety market. The average selling price of our printers and terminals decreased approximately 8% in the third quarter of 2016 compared to the third quarter of 2015 primarily due to the larger volume of POS automation and banking printers sold during the third quarter of 2016, which carry a lower price than our other products.

International sales increased $858,000, or 34%, due primarily to a 93% increase in sales in the international casino and gaming market.  The increase in the international casino and gaming market was partially offset by a 94% decrease in sales in the international lottery market.

Food safety:
Revenue from the food safety market includes sales of food safety terminals which are a combination of hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels and “enjoy by” date labels to help restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide food safety products for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$886	91.4%	$1,073	96.9%	$(187)	(17.4%)
International	83	8.6%	34	3.1%	49	144.1%
	$969	100.0%	$1,107	100.0%	$(138)	(12.5%)

The decrease in domestic food safety product revenue from the third quarter of 2015 was primarily driven by lower sales of our food safety terminals to our U.S. distributor.  In the third quarter of 2015 we had a large initial order of our AccuDate Pro food safety terminals through our U.S. distributor for a large end user that did not repeat in 2016.

International food safety sales increased due to increased sales to our Latin American and Canadian distributors, largely for McDonald’s Corporation.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide POS automation and banking products for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$2,672	92.5%	$2,210	97.2%	$462	20.9%
International	217	7.5%	64	2.8%	153	239.1%
	$2,889	100.0%	$2,274	100.0%	$615	27.0%

The increase in domestic POS automation and banking product revenue from the third quarter of 2015 was primarily driven by a 45% increase in sales of our Ithaca® 9000 printer in the third quarter of 2016 compared to the third quarter of 2015 due to new initiatives by McDonald’s that started in 2015 and accelerated in 2016.  The increase from our Ithaca® 9000 printers was partially offset by a 56% decline in sales of our legacy banking and other POS printers for the third quarter of 2016 compared to the third quarter of 2015 as we continue to deemphasize these products.

International POS automation and banking sales increased due to higher sales of our Ithaca® 9000 printer in the third quarter of 2016 compared to the third quarter of 2015 resulting from McDonald’s new initiatives being made internationally.

Casino and gaming:
Revenue from the casino and gaming market includes sales of printers used in slot machines, video lottery terminals (“VLTs”), and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos and racetracks (“racinos”) and other gaming venues worldwide.  Revenue from this market also includes sales of printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for) the EPICENTRALTM print system, which enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$2,779	49.5%	$2,927	66.5%	$(148)	(5.1%)
International	2,833	50.5%	1,472	33.5%	1,361	92.5%
	$5,612	100.0%	$4,399	100.0%	$1,213	27.6%

The decrease in domestic sales of our casino and gaming products was due largely to a 7% decline in domestic sales of our thermal casino printers in the third quarter of 2016 compared to the third quarter of 2015 due to continued weakness in the replacement cycle for slot machines. Domestic EPICENTRAL™ software sales for the third quarter 2016 remained consistent from the third quarter of 2015, as we had no new installations in either the third quarter of 2016 or 2015.

International casino and gaming printer sales increased in the third quarter of 2016 compared to the third quarter of 2015 due primarily to a 83% increase in sales of our thermal casino printers and a 79% increase in sales of our off-premises gaming printers, primarily to our European distributor.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.  Additionally, international EPICENTRAL™ software sales increased as we completed an installation in the third quarter of 2016 in a casino located in Switzerland compared to no international installations completed in the third quarter of 2015.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology and its subsidiaries (“IGT”) for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$2,184	98.1%	$1,053	58.6%	$1,131	107.4%
International	42	1.9%	744	41.4%	(702)	(94.4%)
	$2,226	100.0%	$1,797	100.0%	$429	23.9%

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

International lottery sales decreased due to a sale of lottery printers to IGT for the Spanish lottery in the third quarter of 2015 and no comparable sale occurring in 2016.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$64	95.5%	$189	84.0%	$(125)	(66.1%)
International	3	4.5%	36	16.0%	(33)	(91.7%)
	$67	100.0%	$225	100.0%	$(158)	(70.2%)

The decrease in sales of Printrex printers in the third quarter of 2016 compared to the third quarter of 2015 resulted from 78% lower domestic and international sales in the oil and gas market due to the continued impact from the decline in worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2016.  Worldwide medical and mobile printer sales during the third quarter of 2016 remained consistent with sales from the third quarter of 2015.

TSG:
Revenue from TSG includes sales of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges. A summary of sales in our worldwide TSG market for the three months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$2,521	93.0%	$4,210	96.3%	$(1,689)	(40.1%)
International	190	7.0%	160	3.7%	30	18.8%
	$2,711	100.0%	$4,370	100.0%	$(1,659)	(38.0%)

The decrease in domestic revenue from TSG for the third quarter of 2016 as compared to the prior year period was due to a (1) 54% decrease in sales of replacement parts due mainly to IGT’s purchase of an unusually high volume of spare parts for the lottery market in the third quarter of 2015 that did not repeat in the third quarter of 2016 and is not likely to repeat in the fourth quarter of 2016, (2) 27% decline in service revenue primarily due to product-oriented testing services that occurred in the third quarter of 2015 that did not repeat to the same extent in the third quarter of 2016, (3) 15% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize our sales focus on these commoditized consumable products, and (4) 52% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.

Internationally, TSG revenue increased primarily due to higher sales of replacement parts and accessories in the third quarter of 2016 compared to the third quarter of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$5,915	$6,291	(6.0%)	40.9%	44.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  In the third quarter of 2016, gross profit decreased $376,000, or 6%, and our gross margin declined by 350 basis points compared to the third quarter of 2015 as we experienced a less favorable sales mix in the third quarter of 2016 compared to the third quarter of 2015.  During the third quarter of 2016, we experienced higher sales of our Ithaca® 9000 printer to McDonald’s, which carries a lower margin than our other products. Additionally, we had significantly lower sales of our higher margin spare parts.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$1,133	$766	47.9%	7.8%	5.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $367,000, or 48%, due primarily to higher product development costs and the hiring of additional software engineers as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of food safety terminals.  We expect engineering, design and product development expenses in full year 2016 to be higher than in 2015 due to the additional staff and higher product development expenses noted above.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales – 2016	Total Sales - 2015
$1,808	$2,137	(15.4%)	12.5%	15.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $329,000, or 15%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to reductions of certain sales staff, as well as lower sales commissions and lower travel costs in the third quarter of 2016 compared to the third quarter of 2015.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$1,737	$1,823	(4.7%)	12.0%	12.9%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased by $86,000, or 5%, in the third quarter of 2016 due primarily to lower incentive compensation expense in the third quarter of 2016 compared to the third quarter of 2015.  Additionally, we recorded lower severance cost as we did not undertake any headcount reductions in the third quarter of 2016 compared to several staff reductions during the third quarter of 2015.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales – 2015
$1,237	$1,565	(21.0%)	8.5%	11.0%

Our operating income decreased by $328,000, or 21%, and our operating margin decreased to 8.5% of net sales primarily due to lower gross margin on a less favorable sales mix.

Interest.  We recorded net interest expense of $7,000 in both the third quarter of 2016 and the third quarter of 2015.  We do not expect significant changes in net interest expense for the remainder of 2016.

Other, net.  We recorded other expense of $3,000 in the third quarter of 2016 compared to other income of $11,000 in the third quarter of 2015.  The change was primarily due to foreign currency transaction exchange losses recorded in 2016 of $3,000 compared to foreign currency transaction exchange gains of $7,000 recorded by our U.K. subsidiary in the third quarter of 2015, and to a lesser extent, a gain of $4,000 recorded on the disposal of a fixed asset in the third quarter of 2015.

Income Taxes.  We recorded an income tax provision for the third quarter of 2016 of $344,000 at an effective tax rate of 28.0%, compared to an income tax provision during the third quarter of 2015 of $541,000 at an effective tax rate of 34.5.0%.  Our effective tax rate for the third quarter of 2016 was lower than the third quarter of 2015 because it includes the benefit from the 2016 federal research and development credit (“R&D credit”).  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.  We expect our effective tax rate to be between 31% and 32% for the full year 2016.

Net Income.  We reported net income for the third quarter of 2016 of $883,000, or $0.12 per diluted share, compared to $1,028,000, or $0.13 per diluted share, for the third quarter of 2015.

Results of Operations: Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Food safety	$3,506	8.0%	$2,961	6.2%	$545	18.4%
POS automation and banking	8,407	19.3%	6,069	12.8%	2,338	38.5%
Casino and gaming	16,204	37.1%	17,237	36.3%	(1,033)	(6.0%)
Lottery	7,311	16.8%	8,767	18.4%	(1,456)	(16.6%)
Printrex	398	0.9%	1,152	2.4%	(754)	(65.5%)
TSG	7,806	17.9%	11,374	23.9%	(3,568)	(31.4%)
	$43,632	100.0%	$47,560	100.0%	$(3,928)	(8.3%)

International *	$9,396	21.5%	$11,187	23.5%	$(1,791)	(16.0%)

*International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first nine months of 2016 decreased $3,928,000, or 8%, from the same period in 2015. Printer sales volume decreased slightly by 1% to approximately 133,000 units driven primarily by a 20% and 9% decrease in unit volume from the lottery market and casino and gaming market, respectively, and to a lesser extent a 61% decrease in the Printrex market.  These decreases were partially offset by a 44% and 20% increase in the POS automation and banking market and food safety market, respectively. The average selling price of our printers remained relatively consistent during the first nine months of 2016 compared to the first nine months of 2015. International sales decreased $1,791,000, or 16%, primarily driven by 14% and 77% lower international sales in the casino and gaming market and the lottery market, respectively.

Food safety:
A summary of sales of our worldwide food safety products for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$3,179	90.7%	$2,686	90.7%	$493	18.4%
International	327	9.3%	275	9.3%	52	18.9%
	$3,506	100.0%	$2,961	100.0%	$545	18.4%

The increase in domestic food safety terminal sales in the first nine months of 2016 compared to the first nine months of 2015 was primarily driven by an increase in sales of our food safety terminals to McDonald’s and increased sales penetration to a growing number of existing and new end user customers through our U.S. distributor.

International food safety terminal sales increased in the first nine months of 2016 compared to the same period in 2015 due to increased sales to our Latin American distributor.

POS automation and banking:
A summary of sales of our worldwide POS automation and banking products for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$7,752	92.2%	$5,731	94.4%	$2,021	35.3%
International	655	7.8%	338	5.6%	317	93.8%
	$8,407	100.0%	$6,069	100.0%	$2,338	38.5%

The increase in both domestic and international POS automation and banking printer revenue as compared to the first nine months of 2015 was primarily driven by a 68% increase in sales of our Ithaca® 9000 printer as we continue to supply printers to support new initiatives by McDonald’s that started in 2015 and accelerated in 2016.  This increase was partially offset by 42% lower sales of our legacy banking and other POS printers in the first nine months of 2016 compared to the same period in 2015.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$8,612	53.1%	$8,396	48.7%	$216	2.6%
International	7,592	46.9%	8,841	51.3%	(1,249)	(14.1%)
	$16,204	100.0%	$17,237	100.0%	$(1,033)	(6.0%)

The increase in domestic sales of our casino and gaming products in the first nine months of 2016 compared to the first nine months of 2015 was due primarily to increased EPICENTRAL™ software sales of 26% as we completed two domestic installations in the first nine months of 2016 compared to one domestic installation completed in the first nine months of 2015.  Sales of our thermal casino printers during the first nine months of 2016 was consistent with sales from the first nine months of 2015.

International casino and gaming printer sales declined in the first nine months of 2016 as compared to the first nine months of 2015 due primarily to a 19% decrease in sales of our thermal casino printer and, to a lesser extent, a 7% decrease in sales of our off-premise gaming printers, primarily to our European distributor.  These decreases were partially offset by increased EPICENTRAL™ software sales as we completed one international installation in the first nine months of 2016 compared to no international installations in the first nine months of 2015.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$7,108	97.2%	$7,886	90.0%	$(778)	(9.9%)
International	203	2.8%	881	10.0%	(678)	(77.0%)
	$7,311	100.0%	$8,767	100.0%	$(1,456)	(16.6%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT’s overall business or revenue.  Based on our backlog of orders and the customer’s forecast, we expect total lottery printer sales to IGT for full year 2016 to be consistent with those reported in 2015.

International lottery sales decreased due to sales of lottery printers to IGT for the Spanish lottery in the third quarter of 2015 and no comparable sales occurring in 2016.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):
	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$326	81.9%	$978	84.9%	$(652)	(66.7%)
International	72	18.1%	174	15.1%	(102)	(58.6%)
	$398	100.0%	$1,152	100.0%	$(754)	(65.5%)

The decrease in Printrex printers was primarily due to a 61% decline in domestic and international sales in the oil and gas market due to the continued impact from the decline in worldwide oil prices.  In addition, we experienced a 76% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry and as we shift our focus towards the food safety terminal business.  Due to the low margin on this product, we believe the loss of this customer will not have a material adverse impact on our 2016 operating results.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2016 and 2015 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2016		September 30, 2015		$	%
Domestic	$7,259	93.0%	$10,696	94.0%	$(3,437)	(32.1%)
International	547	7.0%	678	6.0%	(131)	(19.3%)
	$7,806	100.0%	$11,374	100.0%	$(3,568)	(31.4%)

The decrease in domestic revenue from TSG was due to a (1) 43% decrease in sales of replacement parts due mainly to IGT’s purchase of an unusually high volume of spare parts for the lottery market in the first nine months of 2015 that did not repeat in the first nine months of 2016 and is not likely to repeat in full year 2016, (2) 18% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize the commoditized consumable products, (3) 20% decline in service revenue primarily due to project-oriented testing services that occurred in the first nine months of 2015 that did not recur to the same extent in the first nine months of 2016, and (4) 63% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.

Internationally, TSG revenue decreased primarily due to 21% and 60% lower sales of replacement parts and accessories and non-Printrex consumables, respectively, in the first nine months of 2016 compared to the first nine months of 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$17,783	$19,944	(10.8%)	40.8%	41.9%

Gross profit decreased $2,161,000, or 11%, due primarily to a decrease in sales of 8%.  Our gross margin in the first nine months of 2016 decreased 110 basis points compared the first nine months of 2015, to 40.8% due to an unfavorable sales mix resulting from the large sales contribution of lower margin Ithaca® 9000 printers as well as lower sales of aftermarket replacement parts which carry higher margins than our printers and terminals.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$3,458	$2,494	38.7%	7.9%	5.2%

Such expenses increased $964,000, or 39%, due primarily to higher product development costs and the hiring of additional software engineers beginning in early 2016, as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of food safety terminals.

Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$5,460	$6,060	(9.9%)	12.5%	12.7%

Such expenses decreased by $600,000, or 10%, in the first nine months of 2016 compared to the first nine months of 2015 due to lower compensation costs related to headcount reductions made during the first nine months of 2016, lower sales commission due to lower sales experienced in 2016, and a decrease in travel expenses primarily in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.

General and Administrative. General and administrative information is summarized below (in thousands, except percentages):
Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$5,589	$5,665	(1.3%)	12.8%	11.9%

General and administrative expenses remained relatively consistent, decreasing by 1%.  During the first nine months of 2016, we incurred lower incentive compensation costs compared to the first nine months of 2015, which was largely offset by higher severance cost related to headcount reductions during the first nine months of 2016 compared to the first nine months of 2015.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fee and settlement expense information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$-	$1,738	(100%)	-%	3.7%

As disclosed in Note 7 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and settlement expenses of $0 and $1,738,000 in the first nine months of 2016 and 2015, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses related to this lawsuit in the future.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2016	2015	Change	Total Sales - 2016	Total Sales - 2015
$3,276	$3,987	(17.8%)	7.5%	8.4%

Our operating income decreased by $711,000, or 18%, primarily due to 8% lower sales in the first nine months of 2016 as compared to the first nine months of 2015.  In addition, our operating income in the first nine months of 2015 reflects $1,738,000 of legal fees related to the AD lawsuit that did not recur in 2016.

Interest.  We recorded net interest expense of $18,000 in the first nine months of 2016 compared to $23,000 in the first nine months of 2015.  Interest expense was higher in 2015 due to interest expense incurred from borrowing $2,500,000 to pay the AD lawsuit settlement in the first nine months of 2015.  We did not borrow any funds during the first nine months of 2016.

Other, net.  We recorded other income of $13,000 in the first nine months of 2016 compared to other expense of $1,000 in the first nine months of 2015.  The change was primarily due to foreign currency transaction exchange gains recorded in the first nine months of 2016 compared to foreign currency transaction exchange losses recorded by our U.K. subsidiary in the first nine months of 2015.

Income Taxes.  We recorded an income tax provision for the first nine months of 2016 of $1,010,000 at an effective tax rate of 30.9%, compared to an income tax provision during the first nine months of 2015 of $1,403,000 at an effective tax rate of 35.4%.  Our effective tax rate for the first nine months of 2016 was lower than the first nine months of 2015 because it includes the benefit from the 2016 R&D credit.  In 2015, the R&D credit was not renewed until December 2015, and as such, the benefit was not recorded until the fourth quarter of 2015.

Net Income.  We reported net income during the first nine months of 2016 of $2,261,000, or $0.29 per diluted share, compared to $2,560,000, or $0.33 per diluted share, for the first nine months of 2015.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2016 and 2015.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2016, our cash and cash equivalents balance decreased $2,274,000, or 51%, from December 31, 2015 and we ended the third quarter of 2016 with $2,199,000 in cash and cash equivalents, of which $164,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,234,000 in the first nine months of 2016 as compared to our cash provided by operating activities of $2,655,000 in the first nine months of 2015:

During the first nine months of 2016:
•	We reported net income of $2,261,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,435,000.
•	Accounts receivable increased $3,313,000, or 46%, due to the increase and timing of sales during the third quarter of 2016.
•	Inventories decreased $1,852,000, or 16%, due to the sell through of inventory on hand during 2016.
•	Accounts payable increased $2,899,000, or 110%, due primarily to increased inventory purchases towards the end of the third quarter 2016 and timing of payments to vendors.
•	Accrued liabilities and other liabilities decreased $1,419,000 due primarily to the payment of 2015 annual bonuses in March 2016.

During the first nine months of 2015:
•	We reported net income of $2,560,000.
•	We recorded depreciation, amortization, and share-based compensation expense of $1,454,000.
•	Accounts receivable increased $845,000, or 9%, due to the increase and timing of sales during the third quarter of 2015.
•	Inventories increased $644,000, or 5%, due to the build-up of inventory in anticipation of higher sales volume in 2015.
•	Accounts payable increased $2,957,000 due primarily to increased inventory purchases during the first nine months of 2015 to support a higher level of sales.
•	Accrued liabilities and other liabilities decreased $4,434,000 due primarily to the payment of the AD lawsuit settlement in April 2015 and the payment of 2014 annual bonuses in March 2015.

Investing activities:  Our capital expenditures were $454,000 and $491,000 in the first nine months of 2016 and 2015, respectively.  Expenditures in 2016 were primarily for computer and networking equipment and to a lesser extent new product tooling equipment and purchases of furniture and fixtures.  Expenditures in 2015 included approximately $333,000 of cost incurred for the purchase of a new phone system and other computer equipment and the remaining amount was primarily for the purchase of new product tooling equipment.

Capital expenditures for 2016 are expected to be approximately $800,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $5,045,000 of cash from financing activities during the first nine months of 2016 to pay dividends of $1,827,000 to common shareholders and to purchase $3,242,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $24,000.  During the first nine months of 2015, we used $2,839,000 of cash from financing activities to pay dividends of $1,863,000 to common shareholders and to purchase $1,020,000 of common stock for treasury partially offset by proceeds and tax benefits from stock options exercises of $44,000.  Additionally, during the second quarter of 2015 we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 payment related to the AD lawsuit which we fully repaid before June 30, 2015.

Credit Facility and Borrowings
The TD Bank Credit Facility provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses (including the $3,625,000 expense we incurred in the fourth quarter of 2014 related to the settlement of the AD lawsuit); and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and September 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2016.  The following table lists the financial covenants and the performance measurements at September 30, 2016:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2016
Operating cash flow / Total debt service	Minimum of 1.25 times	13.1 times
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of September 30, 2016, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  For the three months ended September 30, 2016, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $595,000, which was paid in September 2016 to common shareholders of record at the close of business on August 19, 2016.  For the nine months ended September 30, 2016, dividends declared and paid totaled $1,827,000, or $0.24 per share. We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2016.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the “Stock Repurchase Program”).  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the nine months ended September 30, 2016, we purchased 413,378 shares of our common stock for $3,242,000 at an average price per share of $7.84.

During the nine months ended September 30, 2015 we repurchased 166,553 shares of our common stock for approximately $1,020,000 at an average price per share of $6.12 under a prior stock repurchase program that expired on July 31, 2015.  Under the expired repurchase program, we were authorized to repurchase up to $7,500,000 of our outstanding shares of common stock from time to time in the open market, depending on market conditions, share price and other factors.

Resource Sufficiency
We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and dividend payments and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2016.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the nine months ended September 30, 2016, we purchased 413,378 shares of our common stock for $3,242,000 at an average price per share of $7.84.  As of September 30, 2016, $1,758,000 remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
July 1, 2016 – July 31, 2016	49,942	$7.88	49,942	$2,333,000
August 1, 2016 – August 31, 2016	25,645	7.67	25,645	$2,136,000
September 1, 2016 – September 30, 2016	50,000	7.57	50,000	$1,758,000
Total	125,587	$7.71	125,587

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
November 8, 2016	Steven A. DeMartino
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