Form 10-K
period 2016-12-31
TRANSACT TECHNOLOGIES INC
filed 2017-03-16
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $57,100,000 based on the last sale price on June 30, 2016.

As of February 28, 2017, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 7,346,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TRANSACT TECHNOLOGIES INCORPORATED

PART I

Item 1. Business.

The Company
TransAct Technologies Incorporated ("TransAct" or the "Company") was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation.  We completed an initial public offering on August 22, 1996.

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, POS automation and banking, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group ("TSG"), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. Our primary operating, hardware research and development, and eastern region service center is located in Ithaca, NY.  In addition, we have a casino and gaming sales headquarters, software research and development and western region service center in Las Vegas, NV, a sales and service center for the oil and gas industry in Houston, TX, a European sales and service center in the United Kingdom, and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

Financial Information about Segments
We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and providing related services, supplies and spare parts.  Information about our net sales, gross profit and assets can be found in our Consolidated Financial Statements beginning on page F-3 hereof.

Products, Services and Distribution Methods

Printers and terminals: TransAct designs, develops, assembles and markets a broad array of transaction-based and specialty printers and terminals utilizing thermal, inkjet and impact printing technology for applications, primarily in the restaurant solutions, banking and POS, casino and gaming, lottery, oil and gas, medical and mobile printing markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices, paper handling capacities and cabinetry color.  Our restaurant solutions terminals also offer configurable menu options.  In addition to our configurable printers and terminals, we design and assemble custom printers for certain OEM customers.  In collaboration with these customers, we provide engineering and manufacturing expertise for the design and development of specialized printers tailored to our customers' business.

Restaurant Solutions: Our line of AccuDate terminals for the restaurant solutions market combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.  Our newest addition to the AccuDate product line, the AccuDate XL, is a unique Android® 5.0-based restaurant management terminal specifically designed to meet the food prep management and labeling needs of the restaurant and hospitality industries.  Customers buying the AccuDate XL with Jolt software can utilize the terminal for food expiration date labeling and Grab & Go labeling, along with account management and an analytics portal.  TransAct's AccuDate® XL restaurant management terminal, integrated with CrunchTime's KitchenSync App, provides an innovative platform that revolutionizes food preparation, food management and other back-of-house processes.  In the restaurant solutions market, we use an internal sales force that we plan to build-out in 2017, and to a lesser extent distributors, to solicit sales directly from end-users.  Our restaurant solutions line of market, which we formerly referred to as our "food safety" market was rebranded this year in light of this innovative technology and opportunity for market growth.

POS automation and banking: Our POS automation and banking printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the POS market, we sell several models of printers utilizing thermal and impact printing technology.  Our POS printers are used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we sell inkjet printers that are used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.   In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals ("VLTs") and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks ("racinos") and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets or receipts in monochrome, and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal printing technology for use in non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals and other off-premise gaming type machines around the world.  We sell our products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through our primary worldwide distributor, Suzo-Happ Group.  We also maintain a dedicated internal sales force to solicit sales from slot manufacturers and casinos, as well as to manage sales through our distributor.

We also offer a software solution, the EPICENTRAL™ Print System ("EPICENTRAL™"), that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine. With EPICENTRAL™, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Lottery:  We primarily supply lottery printers to International Gaming Technology and its subsidiaries ("IGT"), our largest customer and the world's largest provider of lottery terminals.  In addition, during 2015 we launched a new lottery printer, the Epic 3000, that we sell to other lottery system customers beyond IGT.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to IGT and managed by an internal sales representative.

Printrex:  Printrex printers include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  In 2015, we launched the Responder MP2™, our first printer for the large machine-to-machine (M2M) vertical market.  The Responder MP2™ is an all-in-one mobile printing solution for a number of vehicles, including fire, police, EMS, insurance, public utilities and delivery vehicles.  We primarily sell our Printrex products directly to oil field service and drilling companies and OEM's, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated internal sales representative with a sales office located in Houston, Texas.  We primarily sell our mobile printer through a single U.S. distributor.

TSG:  Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, and other printing supplies), replacement parts, maintenance and repair services and testing services for all of our products and certain competitor's products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct Xpress™ and TransAct Care, and other repair services for our printers and terminals.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY, our western region service center in Las Vegas, NV and our oil and gas industry service center in Houston, TX.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information.  Technical and sales support personnel receive training on all of our manufactured products and services.

In addition to personalized telephone and technical support, we also market and sell consumable products 24 hours a day, seven days a week, via our online webstore www.transactsupplies.com.

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 95% of our printer production is primarily through two third-party contract manufacturers in Asia and to a lesser extent one other also in Asia.  The remaining 5% of our products are assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include thermal, inkjet and impact print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, the majority of our purchases consist of fully-assembled printers produced by our contract manufacturers, and to a much lesser extent, component parts.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and restaurant solutions terminal models, from one foreign contract manufacturer, and to a much lesser extent, one other foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have a supply agreement with our foreign contract manufacturers, our relationship with them remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms or fully assembled printers to us during 2017 or that their terms to us will be any less favorable than they have been historically.

Hewlett-Packard Company ("HP") is the sole supplier of inkjet cartridges that are used in all of our banking inkjet printers.  In addition, we also sell a substantial number of HP inkjet cartridges as a consumable product through TSG.  Although other inkjet cartridges that are compatible with our banking inkjet printers are available, the loss of the supply of HP inkjet cartridges could have a material adverse effect on both the sale of our inkjet printers and TSG consumable products.  Our relationship with HP remains stable and we have no reason to believe that HP will discontinue its supply of inkjet cartridges to us or that their terms to us will be materially different than they have been historically.  The inkjet cartridges we purchase from HP are used not only in our inkjet printers for the POS automation and banking market, but also in other manufacturer's printing devices across several other markets.

Canon, Inc. ("Canon") is the sole supplier of inkjet cartridges and other consumable items ("Canon Consumables") that are used in our Printrex 980 oil and gas printer.  The loss of supply of Canon Consumables would have a material adverse effect on the sale of Printrex 980 printers and the Canon Consumables.  We have a supply agreement with Canon to supply us with Canon Consumables until May 2017.  Prices under this agreement were fixed through May 2013, but may be changed during the remainder of the agreement if the exchange rate fluctuates significantly between the Japanese yen and the U.S. dollar.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  We hold 36 United States and 36 foreign patents and have 2 United States and 3 foreign patent applications pending pertaining to our products.  The duration of these patents range from 1 to 16 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality
Restaurants typically reduce purchases of equipment in the fourth quarter due to the increased volume of transactions during that holiday period which may negatively impact sales of our restaurant solutions terminals or POS printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
IGT has been our most significant customer.  On May 29, 2015, we signed an agreement with IGT to sell on-line lottery and casino printers to IGT through December 31, 2019.   Under the terms of the agreement, we will sell on-line lottery and casino printers to IGT on a non-exclusive basis, and IGT will purchase such printers from us on a non-exclusive basis. This new agreement will allow TransAct to sell printers to other lottery system customers beyond IGT.

Sales to IGT and other customers representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2016	2015	2014
IGT	26%	29%	19%
Suzo-Happ	15%	14%	7%
Eurocoin	0%	0%	11%

Backlog
Our backlog of firm orders was approximately $16,241,000 as of February 28, 2017, compared to $5,403,000 as of February 29, 2016.  Based on customers' current delivery requirements, we expect to fill and recognize as revenue $9,555,000 of our current backlog during 2017 and the remaining $6,686,000 during 2018.

Competition
The market for transaction-based and specialty printers and restaurant solutions terminals is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for EPICENTRALTM software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than us.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the restaurant solutions market, we compete with Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, and Integrated Control Corp.  We compete in this market based largely on our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the POS automation and banking market, we compete with Epson America, Inc., which holds a dominant market position of the POS markets into which we sell.  We also compete, to a much lesser extent, with CognitiveTPG, Star Micronics America, Inc., Citizen -- CBM America Corporation, Pertech Industries, Inc., Addmaster, and Samsung/Bixolon.  Certain competitors of ours have greater financial resources, lower costs attributable to higher volume production and sometimes offer lower prices than us.  However, we have and will continue to deemphasize efforts in the POS automation and banking markets going forward.

In the casino and gaming market (consisting principally of slot machine and VLT transaction printing and promotional coupon printing), we compete with several companies including JCM Global, Nanoptix, Inc., Custom Engineering SPA and others.  Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

In the lottery market (consisting principally of on-line lottery transaction printing), we hold a leading position, based largely on our long-term relationship with IGT.  We compete in this market with other lottery printer providers such as Custom Engineering SPA, Star Micronics and Wincor Nixdorf.

In the Printrex market, we primarily compete with the Imaging Systems Group, Inc. ("iSys") and Neuralog Inc.  We compete in this market based largely on our ability to provide specialized, custom-engineered products.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $4,425,000, $3,599,000, and $4,302,000 in 2016, 2015 and 2014, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for sale to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM, which enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $2,000 and $31,000 as of December 31, 2016 and 2015, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $29,000, 138,000, and $201,000 in 2016, 2015 and 2014, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2016, TransAct and our subsidiaries employed 120 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 15 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks related to our foreign operations are described in Item 1A below.

Trademarks, Service Marks and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this annual report on Form 10-K are the property of their respective owners. The trademarks we own include TransAct®, AccuDate™, Epic, EPICENTRAL™, Ithaca®, RESPONDER® and Printrex®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this annual report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Available Information
We make available free of charge through the "Investor Relations" tab on our internet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available at www.sec.gov.  The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this "Risk Factors" section:

●	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;
●	the geographic distribution of our sales;
●	market acceptance of our products, both domestically and internationally;
●	development of new competitive products by others;
●	our responses to price competition;
●	our level of research and development activities;
●	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;
●	changes in the amount we spend to promote our products and services;
●	changes in the cost of satisfying our warranty obligations and servicing our installed base of products;
●	availability of third-party components at reasonable prices;
●	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
●	fluctuations of world-wide oil and gas prices;
●	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers or suppliers facilities; and
●	changes in accounting rules.

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
The success of newer products such as the AccuDate™ restaurant solutions terminals and RESPONDER MP2™ is dependent on how quickly customers in the related markets accept them given the very little market penetration these products have experienced since they are new and innovative and have limited competition. Additionally, the success of innovative technology, such as printing coupons and promotions at the slot machine using EPICENTRAL™, is dependent on our casino customers' acceptance of such technology.  While we have designed EPICENTRAL™ to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

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

Significant developments stemming from the recent change in the U.S. administration or the U.K.'s referendum on membership in the EU could have a material adverse effect on us.
The new U.S. administration may revise current, or implement new, laws and regulations that impact our business and industry.  In the months before and after the U.S. presidential election in November 2016, the new administration espoused antipathy towards existing trade agreements, like NAFTA, and proposed trade agreements, like TPP, from which the U.S. subsequently withdrew, and advocated greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. In addition, negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business in the United Kingdom, the EU, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom's referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this annual report.

The referendum, and the likely withdrawal of the United Kingdom from the EU that it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom's withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom.

Infringement on the proprietary rights of others could put us at a competitive disadvantage, and any related litigation could be time consuming and costly.
Third parties may claim that we violated their intellectual property rights. To the extent of a violation of a third party's patent or other intellectual property right, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any of these claims, with or without merit, could result in costly litigation and divert the attention of key personnel. If such claims are successful, they could result in costly judgments or settlements. Refer to Item 3. "Legal Proceedings" for discussion surrounding litigation we were involved in regarding alleged misappropriation of unspecified trade secrets and confidential information.

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

Our dependence upon distributors and resellers exposes us to numerous risks, including:

●	loss of channel and the ability to bring new products to market;
●	concentration of credit risk, including disruption in distribution should the distributors and / or resellers' financial condition deteriorate;
●	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;
●	distributors or resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
●	direct competition should a distributor or reseller decide to manufacture printers internally or source printers from a competitor.

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

In addition, if any of our contract manufacturers experiences business difficulties or fails to meet our manufacturing needs, then we may be unable to meet production requirements, may lose revenue and may not be able to maintain relationships with our customers.  Without the contract manufacturers continuing to manufacture our products and the continuing operation of the contract manufacturers' facilities, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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
A significant portion of our printers and terminals are manufactured by contract manufacturers overseas and are exported to the U.S.  Any such disruption in trade, including exports to the U.S., could adversely affect our business results.  Events that could cause disruptions to such exports to the U.S. include:

●	the imposition of additional trade law provisions or regulations;
●	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;
●	the imposition of additional duties, tariffs and other charges on imports and exports;
●	economic uncertainties and adverse economic conditions (including inflation and recession);
●	fluctuations in the value of the U.S. Dollar against foreign currencies;
●	significant labor disputes, such as dock strikes;
●	significant delays in the delivery of cargo due to port security considerations;
●	financial or political instability in any of the countries in which our printers and terminals are manufactured.

We source some of our component parts and consumable products from sole source suppliers; any disruptions may impact our ability to manufacture and sell our products.
Our products rely on certain key components from third party or sole source suppliers.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing such products or selling them to us at any time.  A disruption in the supply of such component parts and consumable products could delay our production and/or the release of our new products and hinder our ability to meet our commitments to customers.  If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may be required to redesign our products.  Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our operations and financial results.

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
We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. Risks associated with sales and purchases outside the United States include:

●	fluctuating foreign currency rates could restrict sales, or increase costs of purchasing, in foreign countries;
●	foreign governments may impose burdensome tariffs, quotas, taxes, trade barriers or capital flow restrictions;
●	political and economic instability may reduce demand for our products or put our foreign assets at risk;
●	restrictions on the export or import of technology may reduce or eliminate the ability to sell in or purchase from certain markets; and
●
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
As part of our business strategy, we intend to pursue a growth strategy.  Assuming this growth occurs, it will require the expansion of distribution relationships in international markets, the successful development and marketing of new products for our existing and new markets, expanded internal sales, customer service and support, and the continued implementation and improvement of our operational, financial and management information systems.

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
We face significant competition in developing and selling our printers, terminals, software, transaction supplies and services.  Our principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

●	technologically advanced products that satisfy the user demands;
●	superior customer service;
●	high levels of quality and reliability; and
●	dependable and efficient distribution networks.

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
Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either Bart C. Shuldman, the Company's Chairman of the Board and Chief Executive Officer, or Steven A. DeMartino, the Company's President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

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

If we were to lose a patent lawsuit in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose a patent lawsuit in which we are claiming that another party's products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations.  In addition to disputes relating to the validity or alleged infringement of other parties' rights, we may become involved in disputes relating to our assertion of our own intellectual property rights. Whether we are defending the assertion of intellectual property rights against us or asserting our intellectual property rights against others, intellectual property litigation can be complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel. Plaintiffs in intellectual property cases often seek injunctive relief, and the measures of damages in intellectual property litigation are complex and often subjective or uncertain. Thus, any adverse determinations in this type of litigation could subject us to significant liabilities and costs. During the course of these lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could harm the market price of our stock.

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
The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

●	changes in our business, operations or prospects;
●	developments in our relationships with our customers;
●	announcements of new products or services by us or by our competitors;
●	announcement or completion of acquisitions by us or by our competitors;
●	changes in existing or adoption of additional government regulations;
●	unfavorable or reduced analyst coverage; and
●	prevailing domestic and international market and economic conditions.

In addition, the stock market has experienced significant price fluctuations in recent years.  Broad market fluctuations, general economic conditions and specific conditions in the industries in which we operate may adversely affect the market price of our common stock.

Limited trading volume and a reduction in analyst coverage of our common stock may contribute to its price volatility.
Our common stock is traded on the NASDAQ Global Market.  During the year ended December 31, 2016, the average daily trading volume for our common stock as reported by the NASDAQ Global Market was approximately 19,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate. If our systems fail or are breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents would require notification to affected individuals, and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business.  Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2016 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut *	Executive offices and TSG sales office	11,100	Leased	April 23, 2017
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2021
Las Vegas, Nevada	Software design and development, service center and casino and gaming sales office	19,600	Leased	October 31, 2022
Doncaster, United Kingdom	Sales office and service center	6,000	Leased	August 26, 2026
Houston, Texas	Sales office and service center	100	Leased	April 30, 2017
Macau, China	Sales office	180	Leased	June 30, 2017
		110,880

*On January 3, 2017 we signed an amendment to extend our lease in Hamden to April 30, 2027. The amendment is included as an exhibit to this 10-K.

Item 3. Legal Proceedings.

On June 8, 2012, Avery Dennison Corporation ("AD") filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the "Court") in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our restaurant solutions terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 restaurant solutions terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaim, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court's ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the restaurant solutions terminals, pending the Court of Appeals' decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court's decision in our favor and denied AD's further request of an injunction pending the Court of Appeals' decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD's motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD's motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD's motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015; however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the "Settlement Agreement") in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties' mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our restaurant solutions terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item "Legal fees and settlement expense associated with lawsuit" on the Consolidated Statement of Operations and as a current liability included in the line item "Accrued lawsuit settlement expenses" on the Consolidated Balance Sheet.  In the second quarter of 2015, we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Market under the symbol TACT.  As of February 28, 2017, there were 316 holders of record of the common stock and the common stock was trading at $7.40.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2016 and 2015 were as follows:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	High	Low	High	Low
First Quarter	$9.44	$6.55	$6.85	$5.46
Second Quarter	8.98	6.43	7.50	5.02
Third Quarter	8.24	7.19	9.20	6.40
Fourth Quarter	7.50	5.90	10.46	7.95

In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board's approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,416,000 or $0.32 per share and $2,485,000 or $0.32 per share, in 2016 and 2015, respectively. On February 3, 2017, our Board of Directors approved the first quarter 2017 dividend in the amount of $0.08 per share payable on or about March 15, 2017 to common shareholders of record at the close of business on February 20, 2017.

Issuer Purchases of Equity Securities

On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From the start of the Stock Repurchase Program on February 25, 2016 through December 31, 2016, we purchased 463,378 shares of our common stock for approximately $3,571,000 at an average price of $7.71.  During the fourth quarter of 2016 we purchased 50,000 shares of our common stock for approximately $329,000 at an average price of $6.58.

In 2015 and 2014, under a prior repurchase program, we purchased 166,553 and 434,998 shares of our common stock for $1,020,000 and $2,634,000 at an average price of $6.12 and $6.06 per share, respectively.   From January 1, 2005 through December 31, 2016, we repurchased a total of 3,851,967 shares of common stock for $ 29,752,000, at an average price of $7.72 per share.

Securities Authorized for Issuance under Equity Compensation Plans
For a discussion of the Company's equity compensation plan information, please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company's Common Stock from December 31, 2011 through December 31, 2016, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Hardware Stocks Index. The graph assumes that $100 was invested on December 31, 2011 in each of TransAct's common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
TransAct Technologies Incorporated Common Stock	$100.00	$99.45	$172.59	$75.34	$118.32	$90.91
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$116.43	$155.41	$174.78	$175.62	$198.47
Nasdaq Computer Hardware Stocks Index	$100.00	$119.88	$141.04	$191.18	$174.07	$200.63

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$57,235	$59,676	$53,108	$60,141	$68,386
Gross profit	23,799	24,978	21,711	25,092	25,982
Operating expenses	18,599	20,510	25,483	18,475	20,380
Operating income (loss)	5,200	4,468	(3,772)	6,617	5,602
Net income (loss)	3,617	3,092	(2,421)	4,935	3,621
Net income (loss) per share:
Basic	0.48	0.40	(0.29)	0.57	0.40
Diluted	0.47	0.39	(0.29)	0.57	0.40
Dividends declared and paid per share	0.32	0.32	0.31	0.27	0.06

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets	$32,042	$32,569	$35,491	$40,408	$45,228
Shareholders' equity	24,109	25,728	25,394	32,521	33,369

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

Overview
During 2016, we continued to focus our efforts on sales execution and growing the revenue of our newer, value-added products and technologies.  This resulted in higher sales in both our restaurant solutions terminals and EPICENTRALTM casino software solution.  During 2016 we also continued to develop these products by investing in engineering through the hiring of additional software engineers to enhance our EPICENTRAL™ software and expand of our line of restaurant solutions terminals. During 2017 we plan to strategically invest in our sales and marketing for the restaurant solutions market.  We currently sell our restaurant solutions terminals primarily through distributors but in 2017 we will expand our internal sales force in order to further develop sales directly to the end customer. We believe these investments will strengthen our position in the restaurant solutions market and result in increased sales and margins in 2017.

During 2016, our sales decreased primarily due to lower TSG sales as our largest customer, IGT, placed a large order of replacement parts mainly for a legacy lottery printer in 2015 that did not repeat to the same extent in 2016.  During 2016 we also experienced lower sales in our casino and gaming market, primarily in the international casino and gaming market due to the continued sluggishness in the international markets that started in 2015.  Our Printex market has seen a significant, consisent negative impact from the world-wide decline in oil and gas prices.  These decreases were partially offset by increased sales in our POS automation and banking market due to sales to McDonald's to support new initiatives that started in late 2015 and continued into 2016.  Additionally, we saw continued market penetration of our restaurant solutions terminals as sales increased in 23% in 2016 compared to 2015.

During 2016, our total net sales decreased 4% to approximately $57,235,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Restaurant solutions	$5,162	9.0%	$4,191	7.0%	$971	23.2%
POS automation and banking	10,518	18.4%	8,838	14.8%	1,680	19.0%
Casino and gaming	21,006	36.7%	21,755	36.5%	(749)	(3.4%)
Lottery	9,913	17.3%	9,468	15.9%	445	4.7%
Printrex	540	1.0%	1,381	2.3%	(841)	(60.9%)
TSG	10,096	17.6%	14,043	23.5%	(3,947)	(28.1%)
	$57,235	100.0%	$59,676	100.0%	$(2,441)	(4.1%)

Sales of our restaurant solutions products increased 23% in 2016 compared to 2015.  In the restaurant solutions market, our focus lies with providing terminals that print food rotational date and nutritional labels to help restaurants and other food service establishments effectively manage food rotation and spoilage. The increase in restaurant solutions sales resulted largely from the continued success of our AccuDate™ 9700 terminal and the AccuDate™ Pro that was introduced in 2015.  Our focus for 2017 will be to utilize an expanded internal sales force to continue increasing market penetration with our line of restaurant solutions terminals and make strategic investments in our sales and marketing force mentioned above.
Sales of our POS automation and banking products increased 19% in 2016 compared to 2015.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant and quick serve markets.  During 2016, the increased sales of our POS automation and banking printers was driven by a 38% increase of our Ithaca® 9000 printers compared to 2015 to support new initiatives at McDonald's.  We expect this level of sales to decrease in 2017 as McDonald's nears completion of the implementation of the initiatives started in 2015. The increased POS sales from our Ithaca®9000 printer was partially offset by a 51% decrease in sales of our other legacy POS printers that we have recently deemphasized.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Although we continue to provide printers to our existing banking and POS (non-McDonald's) customers, we have significantly reduced our focus on this market in order to increase our focus on the restaurant solutions market.  As a result, sales of our banking printer sales decreased 27% in 2016 and we expect sales of our POS automation and banking printers to continue to decline in 2017.

Sales of our casino and gaming products decreased 3% in 2016 compared to 2015.  In our casino and gaming market, our focus lies primarily in supplying printers worldwidefor use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts. Additionally, we supplement these printer sales with revenue from EPICENTRAL™, our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them real time at the slot machine. The decrease of casino and gaming printers is due to the 28% decrease in international sales of the EPIC 950, our thermal casino printer, due to continued sluggishness in Australia and Asia.  Domestic casino and gaming printer sales have remained relatively consistent, decreasing less than 1%.  Sales of our EPICENTRALTM software have increased 46% in 2016 compared to 2015 as we completed three installations worldwide compared to one installation completed in 2015.  During 2016 we made strategic investments to improve and enhance EPICENTRALTM which has led to increased revenue growth during 2016 that we believe will continue into 2017.

In the lottery market, we continue to hold a leading position based on our long-term relationship with IGT, our largest customer and the world's largest provider of lottery terminals.  IGT has been our customer since 1995, and we continue to maintain a good relationship with them.   During 2016, total lottery printer sales to IGT increased approximately 5%, compared to 2015.  Domestic lottery sales to IGT increased 20% but was offset by an 86% decrease in international lottery sales to IGT due a sale in 2015 for the Spanish lottery that did not repeat in 2016.  Our sales to IGT each year are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs and are not indicative of IGT's overall business or revenue.  Starting in 2015, we no longer have an exclusive arrangement with IGT, however, we do not believe this will significantly impact our business as we continue to have a good relationship with IGT and we now have the ability to sell our market leading products to other lottery system customers.

Sales of our Printrex branded printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. During 2016, we experienced 61% lower Printrex product sales due primarily to the negative impact on drilling activity from our customers resulting from the continued decline of worldwide oil prices.  Although we are uncertain when the oil and gas market will recover, we have taken prudent steps to align our cost structure with the current revenue level while we wait for the rebound to occur.

Our TSG group, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales decreased 28% in 2016 from 2015 primarily due to usually high sales of replacement parts mainly to IGT for a legacy lottery printer in 2015 that did not repeat to the same extent in 2016.  Additionally, we experienced a decrease in sales of Printrex consumables due to lower usage by our oil and gas customers due to depressed oil prices, as well as lower sales of HP inkjet cartridges used in our banking printers as we deemphasize our focus on this commoditized product.  Despite lower TSG sales in 2016 we expect TSG sales to increase in 2017, largely in the second half of the year, due to contractual commitments for replacement part sales to IGT.

Operationally, our gross margin was 41.6% in 2016, which fell just 30 basis points shy of the record high gross margin of 41.9% we reported in 2015.  We believe gross margin will increase in 2017 as our newer, higher margin products continue to grow and become a larger portion of our overall sales.  In 2016 we achieved operating margin of 9.1% compared to 7.5% in 2015 primarily due to legal and settlement expenses incurred in 2015 related to the now-settled AD Lawsuit.  During 2017, we expect to more significantly increase our focus on the restaurant solutions market, as we believe it represents TransAct's most significant, long term growth opportunity.  To that end, we plan to build out a world-class, direct sales organization by recruiting and bringing new sales staff on board, as well as launch targeted marketing campaigns to support our restaurant solutions business.   As a result of this investment, we expect our operating expenses, largely selling and marketing, to increase by approximately $2 million in 2017 compared to 2016.

We reported net income of $3,617,000 and net income per diluted share of $0.47 for 2016, compared to $3,092,000 and net income per diluted share of $0.39 for 2015.  In terms of cash flow for 2016, we experienced a very strong year, generating $4,623,000 of cash from operating activities.  We also returned $5,963,000 to our shareholders in the form of $3,571,000 for treasury shares and $2,416,000 for cash dividends and finishing the year with cash and cash equivalents of $2,503,000 and no debt on our Consolidated Balance Sheet at December 31, 2016.

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

Revenue Recognition – Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within Accounting Standards Codification ("ASC") 605, "Revenue Recognition" (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

Our software solution, EPICENTRALTM, enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, "Multiple-Element Arrangements" and ASC 985-605, "Software."  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ contains both software and hardware that are integrated to deliver the system's full functionality.  These arrangements are accounted for in accordance with ASC 605-25, "Multiple-Element Arrangements".  EPICENTRAL™ can also include an additional software offering, Mobile Host, that allows the customer to access certain applications on mobile devices.  Mobile Host is accounted for in accordance with ASC 985-605, "Software" as Mobile Host software does not function together with the hardware device to deliver its essential functionality.

Revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer with the exception of any amount allocated to free maintenance which is deferred and recognized over the initial maintenance period, generally one year.

For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.   When we enter into a multiple deliverable arrangement, we also determine whether revenue arrangements consist of more than one unit of accounting.  At that time, we allocate arrangement consideration to the separate units of accounting based on a relative selling price hierarchy, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions. The relative selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") to the extent that VSOE or TPE are not available.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to ASC 605-20-25, "Separately Priced Extended Warranty and Product Maintenance Contracts."  Pursuant to this guidance, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period.  We record deferred revenue for advance payments received from customers for maintenance contracts.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2016 was approximately $50,000, or less than 1% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with Accounting Standards Codification ("ASC") 350-20 "Goodwill", acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $545,000 of unamortized definite-lived intangible assets at December 31, 2016. We have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2016 when the impairment review is performed.

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

We account for income taxes in accordance with ASC 740, "Income Taxes."  Among other things this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity's financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is "more likely than not" (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company's income tax returns and the benefits recognized in the financial statements.

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

Contingencies – We record an estimated liability related to contingencies based on our estimates of the probable outcomes pursuant to ASC 450, "Contingencies."  On a quarterly basis, we assess the potential liability related to pending litigation, audits and other contingencies and confirm or revise estimates and reserves as appropriate.  If the actual liabilities are settled in an amount greater than those recorded on the balance sheet, a charge to income would be recorded. As of December 31, 2014 we had reduced the contingent liability to $0 in connection with a contingent consideration arrangement entered into as part of the Printrex acquisition. The reduction made in 2014 resulted from a decrease of $60,000 that was the result of our revised estimate of the expected payout in connection with this arrangement, primarily due to changes in probabilities and decreases in revenue and gross margin estimates, and was credited to general and administrative expense during 2014. No contingent liability reserve was recorded in 2016 or 2015 and we will not make any further reserves in the future in regards to the Printrex acquisition as the contingent consideration measurement period expired on December 31, 2014.  See Note 3 to the Consolidated Financial Statements for further discussion.

Share-Based Compensation – We calculate share-based compensation expense in accordance with ASC 718, "Compensation – Stock Compensation" using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, dividend yield, and forfeiture rate.  The determination of these assumptions is based on past history and future expectations, and is subject to judgment.  To the extent any of the assumptions were to change from year to year, the fair value of new option grants may vary significantly.

Results of Operations: Year ended December 31, 2016 compared to year ended December 31, 2015

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2016 and 2015 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Restaurant solutions	$5,162	9.0%	$4,191	7.0%	$971	23.2%
POS automation and banking	10,518	18.4%	8,838	14.8%	1,680	19.0%
Casino and gaming	21,006	36.7%	21,755	36.5%	(749)	(3.4%)
Lottery	9,913	17.3%	9,468	15.9%	445	4.7%
Printrex	540	1.0%	1,381	2.3%	(841)	(60.9%)
TSG	10,096	17.6%	14,043	23.5%	(3,947)	(28.1%)
	$57,235	100.0%	$59,676	100.0%	$(2,441)	(4.1%)

International*	$11,693	20.4%	$13,946	23.4%	$(2,253)	(16.2%)

*	International sales do not include sales of products made to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2016 decreased $2,441,000, or 4%, from 2015.  Although net sales decreased, printer and terminal sales volume increased 3% in 2016 compared to 2015.  Our printer and terminal volume increased to approximately 173,000 units, primarily due to 22% increases in both the POS automation and banking and restaurant solutions markets. The average selling price of our printers decreased less than 1% from 2016 to 2015.  Overall, international sales decreased $2,253,000, or 16%, primarily driven by lower sales in the international lottery and casino and gaming markets.

Restaurant solutions:  Revenue from the restaurant solutions market includes sales of terminals which combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide restaurant solutions products for the years ended December 31, 2016 and 2015 is as follows (in thousands, except percentages):
	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$4,747	92.0%	$3,857	92.0%	$890	23.1%
International	415	8.0%	334	8.0%	81	24.3%
	$5,162	100.0%	$4,191	100.0%	$971	23.2%

The increase in domestic restaurant solutions terminal sales in 2016 compared to 2015 was primarily driven by an increase in sales of our restaurant solutions terminals to McDonald's and increased sales penetration to a growing number of existing and new end user customers through our U.S. distributor.
International restaurant solutions terminal sales increased in 2016 compared to 2015, due primarily to increased sales to our Latin American distributor.

POS automation and banking:  Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations. A summary of sales of our worldwide POS automation and banking products for the years ended December 31, 2016 and 2015 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$9,754	92.7%	$8,180	92.6%	$1,574	19.2%
International	764	7.3%	658	7.4%	106	16.1%
	$10,518	100.0%	$8,838	100.0%	$1,680	19.0%

The increase in both domestic and international POS automation and banking printer revenue in 2016 compared to 2015 was primarily driven by a 38% increase in sales of our Ithaca® 9000 printer as we continued to supply printers to support new initiatives by McDonald's that started in 2015 and accelerated in 2016.  We expect sales to McDonald's to decrease in 2017 as McDonald's nears completion of the implementation of the initiatives started in 2015.  This increase was partially offset by 43% lower sales of our legacy banking and other POS printers in 2016 compared to 2015 as we continue to deemphasize these products. We expect sales of these legacy products to continue to decline during 201 as we shift sales focus to our newer products.

Casino and gaming:  Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks ("racinos") and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes ("AWP"), Skills with Prizes ("SWP") and Fixed Odds Betting Terminals ("FOBT") at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for), the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2016 and 2015 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$11,553	55.0%	$11,354	52.2%	$199	1.8%
International	9,453	45.0%	10,401	47.8%	(948)	(9.1%)
	$21,006	100.0%	$21,755	100.0%	$(749)	(3.4%)

During 2016, domestic casino and gaming sales increased 2%, primarily due to a 37% increase in EPICENTRALTM software sales as we completed two domestic installations in 2016 compared to one domestic installation in 2015.  Domestic sales of our thermal casino printers during 2016 were consistent with sales in 2015.

International sales declined in 2016 due to 28% lower sales of our thermal casino printer in Europe and Asia compared to 2015.  The decrease from our thermal casino printers was partially offset by increased off-premises thermal gaming printers and EPICENTRALTM software sales of 38% and 121%, respectively.  Sales of our off-premise gaming printers increased due to an expanding market for sports betting in Europe and Australia.  However, sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter to quarter and year to year.  The increase in EPICENTRALTM software sales was due to one new international installation completed in 2016 compared to no international installations completed in 2015.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to IGT and its subsidiaries for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2016 and 2015 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$9,710	98.0%	$8,064	85.2%	$1,646	20.4%
International	203	2.0%	1,404	14.8%	(1,201)	(85.5%)
	$9,913	100.0%	$9,468	100.0%	$445	4.7%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.  Based on our backlog of orders and customer's forecasts, we expect total lottery printer sales to IGT for 2017 to be consistent with those reported for 2016.

International lottery sales decreased due to sales of lottery printers to IGT for the Spanish lottery in 2015 and no comparable international sales occurring in 2016.

Printrex:  Printrex branded printers are sold into markets that include wide format, rack mounted and vehicle mounted black/white and color thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  Revenue in this market also includes sales of wide format printers used to print test results in ophthalmology devices in the medical industry, as well as vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2016 and 2015 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$463	85.7%	$1,088	78.8%	$(625)	(57.4%)
International	77	14.3%	293	21.2%	(216)	(73.7%)
	$540	100.0%	$1,381	100.0%	$(841)	(60.9%)

The decrease in Printrex printers was primarily due to a 52% decline in domestic and international sales in the oil and gas market due to the continued impact from the decline in worldwide oil prices.  In addition, we experienced a 79% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry and as we shift our sales focus towards the restaurant solutions market.  Due to the low margin on this product, we believe the loss of this customer will not have a material adverse impact on our operating results in future years.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2016 and 2015 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$9,315	92.3%	$13,187	93.9%	$(3,872)	(29.4%)
International	781	7.7%	856	6.1%	(75)	(8.8%)
	$10,096	100.0%	$14,043	100.0%	$(3,947)	(28.1%)

The decrease in domestic revenue from TSG was due to a (1) 38% decrease in sales of replacement parts due mainly to IGT's purchase of an unusually high volume of spare parts for the lottery market in 2015 that did not repeat in 2016, (2) 19% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continue to deemphasize the commoditized POS and banking consumable products, (3) 18% decline in service revenue, primarily due to project-oriented testing services that occurred in 2015 that did not recur to the same extent in 2016, and (4) 62% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.  Based on our backlog of orders and contractual commitments from IGT for spare parts for our installed base of lottery printers, we expect TSG sales to be higher in 2017, particularly in the second half of 2017, than in 2016.

Internationally, TSG revenue decreased, primarily due to 8% and 37% lower sales of replacement parts and accessories and non-Printrex consumables, respectively, in 2016 compared to 2015.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$23,799	$24,978	(4.7%)	41.6%	41.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit decreased $1,179,000, or 5%, due primarily to a 4% decrease in sales.  Our gross margin remained relatively consistent, decreasing slightly by 30 basis points compared 2015, to 41.6%.

Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$4,425	$3,599	23.0%	7.7%	6.0%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased $826,000 or 23%, due primarily to higher product development costs and the hiring of additional software engineers beginning in early 2016, as we continue to focus and strategically invest in enhancements to our EPICENTRAL™ software and expansion of our line of restaurant solutions terminals.

Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$6,907	$7,806	(11.5%)	12.1%	13.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses decreased $899,000, or 12%, primarily due to lower compensation costs related to headcount reductions made during 2016, lower sales commission due to lower sales experienced in 2016 compared to 2015, and a decrease in travel expenses we consciously decided to reduce these expenses. We expect selling and marketing expenses to be higher in 2017 compared to 2016 due to investments that will be made in 2017 as we commit more resources and invest in our internal infrastructure dedicated to the restaurant solutions market to build a world-class sales force and implement direct market campaigns to address the significant market opportunities.

General and Administrative.  General and administrative information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$7,267	$7,367	(1.4%)	12.7%	12.3%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource, and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $100,000, or 1%, due primarily to lower incentive compensation costs incurred in 2016 compared to 2015, which was largely offset by higher severance cost related to headcount reductions made during 2016. We expect general and administrative expenses in 2017 to be higher than 2016 due to recruiting costs related to the planned expansion of sales staff for our restaurant solutions market.

Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fees and settlement expenses information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$-	$1,738	(100.0%)	0.0%	2.9%

As disclosed in Note 10 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and settlement expenses of $0 and $1,738,000 in 2016 and 2015, respectively.  Due to the settlement of the AD lawsuit in March 2015, we do not expect to incur any further expenses related to this lawsuit in the future.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales – 2016	Total Sales – 2015
Year ended	$5,200	$4,468	16.4%	9.1%	7.5%

Our operating income increased by $732,000, or 16%, primarily due to lower legal fees and settlement expenses incurred in 2016, partially offset by 4% lower sales, compared to 2015.  Excluding the AD legal fees, our operating income would have decreased $1,006,000, or 16% in 2016 compared to 2015, due primarily to a 4% decline in sales.

Interest.  We recorded net interest expense of $26,000 in 2016 compared to $28,000 in 2015.  Interest expense was higher in 2015 due to interest expense incurred from borrowing $2,500,000 to pay the AD lawsuit settlement in 2015.  We did not borrow any funds during 2016.

Other, net.  We recorded other expense of $4,000 in 2016 compared to other income of $2,000 in 2015.  The change was primarily due to higher foreign currency exchange losses recorded by our U.K. subsidiary in 2016 compared to 2015.

Income Taxes.  We recorded an income tax provision of $1,553,000 in 2016 compared to $1,350,000 in 2015.  Our effective tax rate for 2016 of 30.0% remained relatively consistent with the effective tax rate in 2015 of 30.4%.  We expect our annual effective tax rate for 2017 to be approximately 32%.

Net Income.  We reported net income during 2016 of $3,617,000, or $0.47 per diluted share, compared to $3,092,000, or $0.39 per diluted share, for 2015.

Results of Operations: Year ended December 31, 2015 compared to year ended December 31, 2014

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2015 and 2014 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Restaurant solutions	$4,191	7.0%	$2,183	4.1%	$2,008	92.0%
POS automation and banking	8,838	14.8%	7,125	13.4%	1,713	24.0%
Casino and gaming	21,755	36.5%	22,731	42.8%	(976)	(4.3%)
Lottery	9,468	15.9%	4,761	9.0%	4,707	98.9%
Printrex	1,381	2.3%	3,910	7.4%	(2,529)	(64.7%)
TSG	14,043	23.5%	12,398	23.3%	1,645	13.3%
	$59,676	100.0%	$53,108	100.0%	$6,568	12.4%

International*	$13,946	23.4%	$14,541	27.4%	$(595)	(4.1%)

*	International sales do not include sales of products made to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2015 increased $6,568,000, or 12%, from 2014.  Printer and terminal sales volume increased 22% to approximately 167,000 units primarily due to increases in the lottery, restaurant solutions and POS automation and banking markets, of 97%, 86% and 27%, respectively. The average selling price of our printers and terminals decreased approximately 7% from 2014 to 2015, due primarily to a large portion of our sales being generated from lower priced lottery printers.  Overall, international sales decreased $595,000, or 4%, primarily driven by lower sales in the international casino and gaming, TSG and Printrex markets.  The declines in the international market were partially offset by increases in the restaurant solutions market, POS automation and banking market and lottery market.

Restaurant solutions:  A summary of sales of our worldwide restaurant solutions products for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$3,857	92.0%	$1,980	90.7%	$1,877	94.8%
International	334	8.0%	203	9.3%	131	64.5%
	$4,191	100.0%	$2,183	100.0%	$2,008	92.0%

The increase in both domestic and international restaurant solutions product revenue from 2014 was primarily driven by the resumption of shipments to our distributor who made a large initial stocking order in 2013 and did not make any purchases during the first nine months of 2014. Also, 2015 restaurant solutions sales benefited from shipments to a large national quick service chain store as well as first revenue contributions from our newly launched AccuDate™ Pro restaurant solutions terminal.

POS automation:  A summary of sales of our worldwide POS automation and banking products for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$8,180	92.6%	$7,004	98.3%	$1,176	16.8%
International	658	7.4%	121	1.7%	537	443.8%
	$8,838	100.0%	$7,125	100.0%	$1,713	24.0%

The increase in both domestic and international POS automation and banking product revenue from 2014 was primarily driven by a 31% increase in sales of our Ithaca®9000 printers due to new initiatives by McDonald's Corporation that started and accelerated in 2015.  These increases were partially offset by lower sales of our legacy banking printers and other POS printers.

Casino and gaming:  A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$11,354	52.2%	$10,437	45.9%	$917	8.8%
International	10,401	47.8%	12,294	54.1%	(1,893)	(15.4%)
	$21,755	100.0%	$22,731	100.0%	$(976)	(4.3%)

During 2015, domestic printer sales increased 6% compared to 2014 which we believe was due to market share gains, as the replacement cycle for slot machines remained weak.  Domestic EPICENTRAL™ software sales also increased 79% as we completed one installation during 2015 compared to no domestic installations completed in 2014.
International sales declined in 2015 due to decreased sales of our thermal casino printer and EPICENTRALTM software of 19% and 87%, respectively.  EPICENTRAL™ software sales decreased as we had no new international installations in 2015 compared to one large multi-property installation for a customer in South America in 2014.  The decreases in sales of thermal casino printer and EPICENTRAL™ were partially offset by a 22% increase in sales of our off-premises thermal gaming printers in 2015 compared to 2014 largely due to installations in sports wagering machines in Spain.
Lottery:  A summary of sales of our worldwide lottery printers for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$8,064	85.2%	$4,682	98.3%	$3,382	72.2%
International	1,404	14.8%	79	1.7%	1,325	1,677.2%
	$9,468	100.0%	$4,761	100.0%	$4,707	98.9%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.  International sales increased significantly due to a one-time sale to IGT of a custom lottery printer for the Spanish lottery.
Printrex: A summary of sales of our worldwide Printrex printers for the years ended December 31, 2015 and 2014 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$1,088	78.8%	$3,352	85.7%	$(2,264)	(67.5%)
International	293	21.2%	558	14.3%	(265)	(47.5%)
	$1,381	100.0%	$3,910	100.0%	$(2,529)	(64.7%)

The decrease in sales of Printrex printers was primarily due to 67% lower worldwide sales of printers in the oil and gas market due to the continued negative impact from the decline in worldwide oil prices.  In addition, worldwide sales of our medical and mobile printers declined 59% due largely to the loss of a customer in the medical industry.  This decrease was partially offset by the first contribution from our RESPONDER mobile printer in 2015.
TSG:  A summary of sales in our worldwide TSG market for the years ended December 31, 2015 and 2014 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2015		December 31, 2014		$	%
Domestic	$13,187	93.9%	$11,112	89.6%	$2,075	18.7%
International	856	6.1%	1,286	10.4%	(430)	(33.4%)
	$14,043	100.0%	$12,398	100.0%	$1,645	13.3%

The increase in domestic revenue from TSG was primarily due to a 58% increase in sales of replacement parts mainly to IGT who purchased an unusually high volume of spare parts for the lottery market in 2015 and to a lesser extent a 22% increase in services revenue largely from project oriented paper testing services.  These increases were partially offset by a 9% decline in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continued to deemphasize this commoditized consumable product. In addition, consumables revenue for our Printrex color printers declined by 32%, due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.
Internationally, TSG revenue decreased due primarily to lower sales of replacement parts and accessories in 2015 compared to 2014 due to unusually high sales to IGT in 2014 to support international legacy lottery printers that did not reoccur in 2015.
Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$24,978	$21,711	15.0%	41.9%	40.9%

Gross profit increased $3,267,000, or 15%, on a 12% increase in sales.  Additionally, our gross margin increased by 100 basis points as we experienced a more favorable sales mix during 2015 compared to 2014.  This increase in gross margin was achieved despite a large portion of our sales being generated from our lottery printers during 2015 which carry lower gross margin than our other products.  The improved gross margin was attained primarily due to higher margin contributions from TSG products and restaurant solutions terminal sales.
Engineering, Design and Product Development.  Engineering, design and product development information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$3,599	$4,302	(16.3%)	6.0%	8.1%

Engineering, design and product development expenses decreased $703,000 or 16%, due primarily to a 17% reduction of engineering compensation expenses as a result of our 2014 cost reduction initiatives as well as lower pre-production expenses during 2015 compared to 2014 when we were in the process of launching three new products.
Selling and Marketing.  Selling and marketing information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales - 2015	Total Sales - 2014
Year ended	$7,806	$7,920	(1.4%)	13.1%	14.9%

Selling and marketing expenses decreased $114,000, or 1%, primarily due to lower marketing expenses from cost savings initiatives as well as lower travel expenses in our Printrex markets as we consciously decided to reduce these expenses in response to the worldwide decline in the oil and gas markets.  These decreases were partially offset by the planned investments we made during the second half of 2014 and early 2015 in new sales and marketing staff to focus on sales execution of our new products.

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

Operating Income (Loss).  Operating income information is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2015	2014	Change	Total Sales – 2015	Total Sales – 2014
Year ended	$4,468	$(3,772)	(218.5%)	7.5%	(7.1%)

The increase in our operating income and operating margin was primarily due to lower legal fees and settlement expenses incurred in 2015 compared to 2014 as well as a 12% increase in sales during 2015.
Interest.  We recorded net interest expense of $28,000 in 2015 compared to $49,000 in 2014.  The decrease in net interest expense is due to the lower unused revolving credit line fee we are charged when we renewed the TD Bank Credit Facility on November 26, 2014.  As of the renewal we are charged a fee of 0.15% on unused borrowings compared to 0.25% under the prior credit facility.   "Liquidity and Capital Resources" below for more information.

Other, net.  We recorded other income of $2,000 in 2015 compared to other expense of $33,000 in 2014.  The change was primarily due to a $27,000 loss from the disposal of equipment during 2014 in addition to lower foreign currency exchange losses recorded by our U.K. subsidiary in 2015 compared to 2014.

Income Taxes.  We recorded an income tax provision for 2015 of $1,350,000 at an effective tax rate of 30.4% compared to an income tax benefit of $1,433,000 at an effective tax rate of 37.2% for 2014.  The effective tax rate for 2014 is higher than our 2015 effective tax rate due to the impact from the net loss reported for the year ending 2014.
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

Cash Flow
During 2016 our cash balance decreased $1,970,000, or 44%, from December 31, 2015 and we returned a substantial portion of our cash flow to shareholders in the form of $3,571,000 of repurchases of our common stock and $2,416,000 of cash dividends paid to common shareholders.  Even after funding these items and our capital expenditures, we still ended 2016 with $2,503,000 in cash and cash equivalents, of which $93,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $4,623,000 in 2016 as compared to $5,547,000 in 2015. During 2016:
●	We reported a net income of $3,617,000.
●	We recorded depreciation, amortization and share-based compensation expense of $1,942,000.
●	Accounts receivable increased $3,434,000 due primarily to the large amount of sales occurring late in the fourth quarter of 2016 compared to the fourth quarter of 2015.
●	Inventories decreased $1,580,000 due to the sell through of inventory on hand during 2016.
●	Accounts payable increased $2,255,000 due primarily to the purchase of inventory late in the fourth quarter to support the increased fourth quarter sales in 2016.
●	Accrued liabilities and other liabilities decreased $1,088,000 due primarily to lower accrued bonus compensation cost and deferred revenue in 2016 compared to 2015.

 During 2015:
●	We reported a net income of $3,092,000.
●	We recorded depreciation, amortization and share-based compensation expense of $1,914,000.
●	Accounts receivable decreased $1,916,000 due primarily to improved collections during the fourth quarter of 2015 compared to the fourth quarter of 2014.
●	Inventories decreased $509,000 due to the sell through of inventory on hand during 2015.
●	Accounts payable increased $277,000 due primarily to the timing of payments.
●
Accrued liabilities and other liabilities decreased $3,487,000 due primarily to the payment of the AD lawsuit settlement in April 2015.  See Note 10 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further information on the lawsuit.

Investing activities:  Our capital expenditures were $608,000 and $959,000 in 2016 and 2015, respectively. Expenditures in 2016 were primarily for various computer and networking equipment and $84,000 in leasehold improvements for our new UK facility and to a lesser extent new product tooling equipment and purchases of furniture and fixtures.

Capital expenditures for 2017 are expected to be approximately $1,000,000, primarily for new product tooling, and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $5,963,000 of cash from financing activities during 2016 to purchase $3,571,000 of common stock for treasury and pay cash dividends of $2,416,000 to common shareholders, partially offset by proceeds and tax benefits from stock option exercises of $24,000.  During 2015, we used $3,238,000 of cash from financing activities to pay cash dividends of $2,485,000 to common shareholders and purchase $1,020,000 of common stock for treasury, partially offset by proceeds and tax benefits from stock option exercises of $267,000.  Additionally, during 2015, we borrowed $2,500,000 under the TD Bank Credit Facility to partially fund the $3,600,000 settlement payment related to the AD lawsuit which we fully repaid in 2015.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings

We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A. ("TD Bank") which provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $8,000.  The amendment increases the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses (including the $3,625,000 expense we incurred in 2014 related to the settlement of the AD lawsuit); and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2016.  The following table lists the financial covenants and the performance measurements at December 31, 2016:

Financial Covenant	Requirement/Restriction	Calculation at December 31, 2016
Operating cash flow / Total debt service	Minimum of 1.25 times	60.47
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2016, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In September 2012, we announced that our Board of Directors approved the initiation of a quarterly cash dividend program which is subject to the Board's approval each quarter.  On May 6, 2014, our Board of Directors declared an increase to the quarterly cash dividend from $0.07 per share to $0.08 per share.  Dividends declared and paid on our common stock totaled $2,416,000 or $0.32 per share and $2,485,000 or $0.32 per share, in 2016 and 2015, respectively. On February 3, 2017, our Board of Directors approved the first quarter 2017 dividend in the amount of $0.08 per share payable on or about March 15, 2017 to common shareholders of record at the close of business on February 20, 2017.  We expect to pay approximately $2,400,000 in cash dividends to our common shareholders during 2017.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From the start of the Stock Repurchase Program on February 25, 2016 through December 31, 2016, we purchased 463,378 shares of our common stock for approximately $3,571,000 at an average price of $7.71.  In 2015, under a prior repurchase program, we purchased 166,553 shares of our common stock for $1,020,000 at an average price of $6.12 per share.   From January 1, 2005 through December 31, 2016, we repurchased a total of 3,851,967 shares of common stock for $ 29,752,000, at an average price of $7.72 per share.

Shareholders' Equity
Shareholders' equity decreased $1,619,000 to $24,109,000 at December 31, 2016 from $25,728,000 at December 31, 2015.  The decrease was primarily due to the purchase of 463,378 shares of treasury stock for $3,571,000 and our payment of $2,416,000 in dividends.  These decreases were partially offset by net income of $3,617,000, share-based compensation expense related to stock options of $611,000 and $151,000 from the issuance 10,700 shares of deferred stock units, net of relinquishments.

Off Balance Sheet Arrangements
As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of December 31, 2016 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$4,033	$825	$1,565	$1,276	$367
Purchase obligations	8,411	$8,389	$22	–	–
Total	$12,444	$9,214	$1,587	$1,276	$367

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2017.  As such, we do not believe that inflation will have a significant impact on our business during 2017.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2016 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this report as pages F-3 through F-17.  An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based upon that evaluation, our management, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting
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

Management assessed our internal control over financial reporting as of December 31, 2016.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO"). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement  for our 2017 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed within 120 days after the year covered by this Form 10-K and is incorporated herein by reference.

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2017.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	59	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	47	President, Chief Financial Officer, Treasurer and Secretary
Andrew J. Newmark	58	Executive Vice President, Sales and Marketing
Donald E. Brooks	64	Senior Vice President-Engineering
Tracey S. Chernay	57	Senior Vice President, Casino, Gaming and Lottery Sales
Andrew J. Hoffman	59	Senior Vice President, Operations

Bart C. Shuldman has been Chief Executive Officer, President and a Director of the Company since its formation in June 1996.  In February 2001, Mr. Shuldman was elected Chairman of the Board.  Mr. Shuldman relinquished the President title, effective June 1, 2010, to focus on new products and markets, international expansion and potential acquisitions.

Steven A. DeMartino was named as TransAct's President, Chief Financial Officer, Treasurer and Secretary on June 1, 2010.  Previously, Mr. DeMartino served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from June 2004 to May 2010, Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997.  Mr. DeMartino is a certified public accountant.

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

Donald E. Brooks was appointed Senior Vice President of Engineering in April 2012.  Previously, Mr. Brooks served as Vice President, Engineering from September 2004 to April 2012, Senior Project Engineer from February 1998 to September 2004, Project Engineer from June 1997 to February 1998, Director of Electrical Engineering from March 1986 to June 1997 and Manager of Electronic Development from December 1983 to March 1986.

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

Information regarding our equity compensation plans as of December 31, 2016 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	642,538	$8.35	–
2014 Equity Incentive Plan	549,234	7.21	25,816
Total	1,191,772	$7.83	25,816

In May 2014, our shareholders approved the adoption of the 2014 Equity Incentive Plan.  The Company also maintains the 2005 Equity Incentive Plan which was approved by our shareholders, however no new awards will be available for future issuance under this Plan.  The number of shares of common stock which may be subject to awards granted under the 2014 Equity Incentive Plan is 600,000.  Both plans generally provide for award in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its shareholders.

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

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ Bart C. Shuldman
Name:	Bart C. Shuldman
Title:	Chairman of the Board and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 16, 2017
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 16, 2017
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ John M. Dillon	Director	March 16, 2017
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 16, 2017
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 16, 2017
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TransAct Technologies Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred taxes in 2016.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 16, 2017

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$2,503	$4,473
Accounts receivable, net	10,585	7,174
Inventories	9,707	11,296
Other current assets	372	437
Total current assets	23,167	23,380

Fixed asset, net	2,241	2,507
Goodwill	2,621	2,621
Deferred tax asset	3,432	3,145
Intangible assets, net of accumulated amortization of $3,122 and $2,779, respectively	545	888
Other assets	36	28
	8,875	9,189
Total assets	32,042	32,569

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$4,894	$2,642
Accrued liabilities	2,394	2,838
Income taxes payable	19	245
Deferred revenue	117	604
Total current liabilities	7,424	6,329

Deferred revenue, net of current portion	67	77
Deferred rent, net of current portion	178	189
Other liabilities	264	246
	509	512
Total liabilities	7,933	6,841
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2016 and 2015; 11,185,331 and 11,170,881 shares issued; 7,333,364 and 7,782,292 shares outstanding, at December 31, 2016 and 2015, respectively	112	112
Additional paid-in capital	29,701	28,921
Retained earnings	24,157	22,956
Accumulated other comprehensive loss, net of tax	(109)	(80)
Treasury stock, 3,851,967 and 3,388,589 shares, at cost	(29,752)	(26,181)
Total shareholders' equity	24,109	25,728
Total liabilities and shareholders' equity	$32,042	$32,569

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$57,235	$59,676	$53,108
Cost of sales	33,436	34,698	31,397

Gross profit	23,799	24,978	21,711

Operating expenses:
Engineering, design and product development	4,425	3,599	4,302
Selling and marketing	6,907	7,806	7,920
General and administrative	7,267	7,367	7,756
Legal fees and settlement expenses associated with lawsuit (Note 10)	-	1,738	5,505
	18,599	20,510	25,483

Operating income (loss)	5,200	4,468	(3,772)
Interest and other income (expense):
Interest expense	(33)	(37)	(61)
Interest income	7	9	12
Other, net	(4)	2	(33)
	(30)	(26)	(82)

Income (loss) before income taxes	5,170	4,442	(3,854)
Income tax provision (benefit)	1,553	1,350	(1,433)
Net income (loss)	$3,617	$3,092	$(2,421)

Net income (loss) per common share:
Basic	$0.48	$0.40	$(0.29)
Diluted	$0.47	$0.39	$(0.29)

Shares used in per-share calculation:
Basic	7,610	7,818	8,307
Diluted	7,655	7,854	8,307

Dividends declared and paid per common share:	$0.32	$0.32	$0.31

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$3,617	$3,092	$(2,421)
Foreign currency translation adjustment, net of tax	(29)	(8)	(9)

Comprehensive income (loss)	$3,588	$3,084	$(2,430)

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	8,319,316	$111	$27,674	$27,326	$(22,527)	$(63)	$32,521
Issuance of shares from exercise of stock options	6,000	-	13	-	-	-	13
Issuance of deferred stock units	-	-	100	-	-	-	100
Issuance of common stock on deferred stock units, net of relinquishments	9,939	-	(44)	-	-	-	(44)
Tax benefit related to employee stock sales	-	-	7	-	-	-	7
Purchase of treasury stock	(434,998)	-	-	-	(2,634)	-	(2,634)
Dividends declared and paid on common stock	-	-	-	(2,556)	-	-	(2,556)
Share-based compensation expense	-	-	506	-	-	-	506
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(89)	-	-	-	(89)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(9)	(9)
Net loss	-	-	-	(2,421)	-	-	(2,421)
Balance, December 31, 2014	7,900,257	$111	$28,167	$22,349	$(25,161)	$(72)	$25,394
Issuance of shares from exercise of stock options	34,600	1	262	-	-	-	263
Issuance of deferred stock units	-	-	160	-	-	-	160
Issuance of common stock on deferred stock units, net of relinquishments	13,988	-	(39)	-	-	-	(39)
Tax shortfall related to employee stock sales	-	-	(48)	-	-	-	(48)
Purchase of treasury stock	(166,553)	-	-	-	(1,020)	-	(1,020)
Dividends declared and paid on common stock	-	-	-	(2,485)	-	-	(2,485)
Share-based compensation expense	-	-	488	-	-	-	488
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(69)	-	-	-	(69)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(8)	(8)
Net income	-	-	-	3,092	-	-	3,092
Balance, December 31, 2015	7,782,292	$112	$28,921	$22,956	$(26,181)	$(80)	$25,728
Issuance of shares from exercise of stock options	3,750	-	23	-	-	-	23
Issuance of deferred stock units	-	-	202	-	-	-	202
Issuance of common stock on deferred stock units, net of relinquishments	10,700	-	(51)	-	-	-	(51)
Tax benefit related to employee stock sales	-	-	1	-	-	-	1
Purchase of treasury stock	(463,378)	-	-	-	(3,571)	-	(3,571)
Dividends declared and paid on common stock	-	-	-	(2,416)	-	-	(2,416)
Share-based compensation expense	-	-	611	-	-	-	611
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(6)	-	-	-	(6)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(29)	(29)
Net income	-	-	-	3,617	-	-	3,617
Balance, December 31, 2016	7,333,364	$112	$29,701	$24,157	$(29,752)	$(109)	$24,109

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,617	$3,092	$(2,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	611	488	506
Incremental tax benefits from stock options exercised	(1)	(4)	(7)
Depreciation and amortization	1,331	1,426	1,445
Deferred income tax (benefit) provision	(295)	878	(1,558)
(Gain) loss on sale of fixed assets	(5)	(4)	28
Foreign currency transaction losses (gains)	4	(1)	7
Changes in operating assets and liabilities:
Accounts receivable	(3,434)	1,916	4,139
Inventories	1,580	509	1,703
Prepaid income taxes	(5)	407	(98)
Other current and long term assets	53	50	46
Accounts payable	2,255	277	(2,384)
Accrued lawsuit settlement expenses	-	(3,625)	3,625
Accrued liabilities and other liabilities	(1,088)	138	1,022
Net cash provided by operating activities	4,623	5,547	6,053

Cash flows from investing activities:
Capital expenditures	(608)	(959)	(660)
Proceeds from sale of fixed assets	8	4	-
Net cash used in investing activities	(600)	(955)	(660)

Cash flows from financing activities:
Revolving credit line borrowings	-	2,500	-
Revolving credit line payments	-	(2,500)	-
Proceeds from stock option exercises	23	263	13
Purchases of common stock for treasury	(3,571)	(1,020)	(2,634)
Payment of dividends on common stock	(2,416)	(2,485)	(2,556)
Incremental tax benefits from stock options exercised	1	4	7
Payment of deferred financing costs	-	-	(8)
Net cash used in financing activities	(5,963)	(3,238)	(5,178)

Effect of exchange rate changes on cash and cash equivalents	(30)	(12)	(20)

(Decrease) increase in cash and cash equivalents	(1,970)	1,342	195
Cash and cash equivalents, beginning of period	4,473	3,131	2,936
Cash and cash equivalents, end of period	$2,503	$4,473	$3,131

Supplemental cash flow information:
Interest paid	$31	$34	$49
Income taxes paid	2,065	130	173
Non-cash capital expenditure items	113	84	-

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated ("TransAct" or the "Company"), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: software-driven technology and printing solutions for high growth markets including restaurant solutions, casino and gaming, lottery, POS automation and banking, oil and gas and mobile markets.  Our solutions are designed based on market-specific requirements and are sold under the AccuDate™ Ithaca®, RESPONDER®, Epic, EPICENTRALTM and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer and terminal service, supplies and spare parts in addition to revenue from our software solution, the EPICENTRALTM Print System ("EPICENTRALTM"), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.

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

Segment reporting: We apply the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, "Segment Reporting."  We view our operations and manage our business as one segment: the design, development and marketing of software-driven technology and printing solutions and providing printer and terminal related software, services, supplies and spare parts.  Factors used to identify TransAct's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance.

Cash and cash equivalents:  We consider all highly liquid investments with a maturity date of three months or less at date of purchase to be cash equivalents.

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $50,000 as of December 31, 2016 and 2015.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2016	2015	2014
Balance, beginning of period	$50	$100	$63
Additions charged to costs and expenses	-	7	37
Write-offs	-	(57)	-
Balance, end of period	$50	$50	$100

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market.  We review market value based on historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and market value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $987,000, $972,000 and $925,000 in 2016, 2015, and 2014, respectively.

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

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 "Goodwill", acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2016 when the impairment review is performed.

Revenue recognition: Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, "Revenue Recognition" (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

We also sell a software solution, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Revenue arrangements for EPICENTRALTM include multiple deliverables and as a result such arrangements are accounted for in accordance with both ASC 605-25, "Multiple-Element Arrangements" and ASC 985-605, "Software."  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ contains both software and hardware that are integrated to deliver the system's full functionality.  These arrangements are accounted for in accordance with ASC 605-25, "Multiple-Element Arrangements".  EPICENTRAL™ can also include an additional software offering, Mobile Host, that allows the customer to access certain applications on mobile devices.  Mobile Host is accounted for in accordance with ASC 985-605, "Software" as Mobile Host software does not function together with the hardware device to deliver its essential functionality.

Revenue, inclusive of software license fees, is generally recognized upon installation and formal acceptance by the customer with the exception of any amount allocated to free maintenance which is deferred and recognized over the initial maintenance period, generally one year.

For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level GAAP and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.   When we enter into a multiple deliverable arrangement, we also determine whether revenue arrangements consist of more than one unit of accounting.  At that time, we allocate arrangement consideration to the separate units of accounting based on a relative selling price hierarchy, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions. The relative selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") to the extent that VSOE or TPE are not available.

Revenue related to extended warranty and product maintenance contracts is recognized pursuant to ASC 605-20-25, "Separately Priced Extended Warranty and Product Maintenance Contracts."  Pursuant to this provision, revenue related to separately priced product maintenance contracts is deferred and recognized over the term of the maintenance period.  We record deferred revenue for advance payments received from customers for maintenance contracts.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2016	2015
IGT	34%	17%
Suzo-Happ	18%	10%
CMC Daymark	8%	13%
Panasonic	3%	11%

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2016	2015	2014
IGT	26%	29%	19%
Suzo-Happ	15%	14%	7%
Eurocoin	-%	-%	11%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2016	2015	2014
Balance, beginning of period	$277	$287	$366
Warranties issued	254	267	183
Warranty settlements	(264)	(277)	(262)
Balance, end of period	$267	$277	$287

$169,000 and $164,000 of the accrued product warranty liability were classified as current in Accrued liabilities at December 31, 2016 and 2015, respectively.  The remaining $98,000 and $113,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

Engineering, design and product development:  Research and development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $4,425,000, $3,599,000 and $4,302,000 of research and development expenses in 2016, 2015, and 2014, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM and unamortized development costs for such software were $2,000 and $31,000 as of December 31, 2016 and 2015, respectively.  The total amount charged to cost of sales for the amortization of capitalized software development costs was $29,000, $138,000 and $201,000 in 2016, 2015, and 2014, respectively. The weighted-average amortization period of unamortized capitalized software developments costs is less than one year.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations, for 2016, 2015, and 2014 totaled $703,000, $858,000 and $1,191,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Income taxes:  The income tax amounts reflected in the accompanying Consolidated Financial Statements are accounted for under the liability method in accordance with ASC 740, "Income Taxes."  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 12 for information regarding our accounting for income taxes.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016, but have not reclassified current deferred tax assets and liabilities on our consolidated balance sheet as of December 31, 2015. There was no impact on our results of operations as a result of the adoption of ASU 2015-17.

Foreign currency translation:  The financial position and results of operations of our foreign subsidiary in the United Kingdom are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related sales and expenses have been translated at the average exchange rate for the year, and shareholders' equity has been translated at historical exchange rates.  The resulting translation gains or losses, net of tax, are recorded in shareholders' equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income.  Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in Other, net on the Consolidated Statements of Operations.

Share-based payments: At December 31, 2016, we had share-based employee compensation plans, which are described more fully in Note 11 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, "Compensation – Stock Compensation."  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

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

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, "Earnings per Share (EPS)." Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 13 - Earnings per share.

3. Contingent Consideration

In connection with a business acquisition on August 19, 2011, whereby we purchased substantially all of the assets of Printrex, Inc. ("Printrex"), we entered into a contingent consideration arrangement with Printrex as part of the acquisition for 30% of the gross profit for a three-year period related to new products under development, less certain other adjustments, beginning on the earlier of 1) January 1, 2012 or 2) the date of first commercial introduction of the new products under development.  As of December 31, 2015, the undiscounted fair value related to the contingent liability was estimated to be zero and we did not make a contingent consideration payment.  The fair value of the contingent consideration arrangement was $0 at both December 31, 2016 and 2015, which was estimated by applying the income approach.  That measure is based on significant inputs that are not observable in the market, which fair value measurement guidance refers to as Level 3 inputs.  The fair value of the contingent consideration was decreased by $0, $0 and $60,000, in 2016, 2015 and 2014, respectively, and this credit is included in general and administrative expenses on the Consolidated Statements of Operations. No payments were made under the arrangement during 2015 and 2016 as the contingent consideration measurement period expired on December 31, 2014.

4. Inventories, net

The components of inventories are:

	December 31,
(In thousands)	2016	2015
Raw materials and purchased component parts	6,298	$6,627
Work-in-process	8	1
Finished goods	3,401	4,668
	$9,707	$11,296

5. Fixed assets

The components of fixed assets, net are:

	December 31,
(In thousands)	2016	2015
Tooling, machinery and equipment	$11,035	$10,836
Furniture and office equipment	1,630	1,578
Computer software and equipment	6,260	6,037
Leasehold improvements	2,361	2,318
	21,286	20,769
Less: Accumulated depreciation and amortization	(19,215)	(18,336)
	2,071	2,433
Construction in-process	170	74
	$2,241	$2,507

6. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2016		2015
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,604	$(1,433)	$1,604	$(1,357)
Customer relationships	1,300	(1,163)	1,300	(946)
Trademark	480	(257)	480	(210)
Covenant not to compete	146	(146)	146	(146)
Patents	57	(43)	57	(40)
Other	80	(80)	80	(80)
Total	$3,667	$(3,122)	$3,667	$(2,779)

Amortization expense was $343,000, $454,000 and $515,000 in 2016, 2015 and 2014, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $236,000 in 2017; $98,000 in 2018; $98,000 in 2019; $82,000 in 2020; $31,000 in 2021 and $0 in 2022.

7. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2016	2015
Salaries and compensation related	$1,722	$2,209
Warranty	169	164
Professional and consulting	153	159
Other	350	306
	$2,394	$2,838

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) plan.  Our matching contributions were $295,000, $197,000 and $282,000 in 2016, 2015, and 2014, respectively.

9. Borrowings

We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A. ("TD Bank) which provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate of (1.0)% and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  The total deferred financing costs relating to expenses incurred to complete the TD Bank Credit Facility was $8,000 which will be amortized over the three year term.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $10,000,000 from $5,000,000.  The amendment also modified the definition of EBITDA to exclude certain non-recurring expenses, including without limitation, non-recurring litigation and acquisition expenses; and modified the definition of Operating Cash Flow to exclude unfinanced capital expenditures for the quarters ending December 31, 2014, March 31, 2015 and June 30, 2015.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2016.

As of December 31, 2016, undrawn commitments under the TD Bank Credit facility were $20,000,000.

10. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation ("AD") filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the "Court") in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our restaurant solutions terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 restaurant solutions terminals.  On July 16, 2012, we filed our answer, affirmative defenses and counterclaims, seeking all available damages including legal fees.  A hearing on the plaintiff's motion for preliminary injunction took place in August 2012, and in November 2012, the Court denied this request. AD filed an appeal of the Court's ruling to the Eleventh Appellate District, which heard oral arguments on the appeal on July 16, 2013.  On July 23, 2013, AD requested that the Eleventh Appellate District enjoin our further sale and marketing of the restaurant solutions terminals, pending the Court of Appeals' decision. On July 29, 2013, we opposed this request. On October 15, 2013, the Eleventh District Court of Appeals affirmed the lower court's decision in our favor and denied AD's further request of an injunction pending the Court of Appeals' decision.  On October 24, 2013, AD filed a motion seeking that the Court of Appeals reconsider its decision.  On April 16, 2014, the Court of Appeals denied AD's motion to reconsider its decision.  On July 28, 2014, AD filed a motion requesting leave from the Court to file an amended complaint and indicating that it has elected to pursue only its claim for damages, dropping its claim for injunctive relief.  On September 4, 2014, the Court granted AD's motion to file an amended complaint.  On September 25, 2014, we filed our answer, affirmative defenses and counterclaims with respect to the amended complaint, seeking all available damages including legal fees.  On January 30, 2015, we filed a motion for summary judgment seeking judgment in our favor on all counts as to the Company.  On the same day, AD filed two motions for partial summary judgment.  On February 17, 2015, we opposed both of AD's motions, and AD opposed our motion.  On February 23, 2015, the Company filed a reply brief in support of its motion for summary judgment.  A trial was scheduled to begin on April 21, 2015, however, on March 25, 2015 the parties executed a confidential settlement agreement and release (the "Settlement Agreement") in which the parties mutually agreed to resolve the dispute that was the subject of the lawsuit filed by AD against the Company to the parties' mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our restaurant solutions terminals at an estimated cost of $25,000.  We made the $3,600,000 payment to AD on April 8, 2015 and borrowed $2,500,000 under our revolving credit facility with TD Bank to fund the payment.  We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item "Legal fees and settlement expenses associated with lawsuit" on the Consolidated Statement of Operations and as a current liability included in the line item "Accrued lawsuit settlement expenses" on the Consolidated Balance Sheet.  In the second quarter of 2015 we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

At December 31, 2016, we were the lessee on operating leases for equipment and real property.  Rent expense was $1,046,000, $932,000 and $918,000 in 2016, 2015, and 2014, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 are as follows: $825,000 in 2017; $777,000 in 2018; $788,000 in 2019; $798,000 in 2020, $478,000 in 2021 and $367,000 thereafter.

11. Stock incentive plans

Stock incentive plans.  We currently have two primary stock incentive plans: the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two- to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards will be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, we may authorize awards for up to 600,000 shares of TransAct common stock.  At December 31, 2016, 25,816 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average fair value of stock option grants for 2016, 2015, and 2014 was $1.70, $6.73 and $11.11, respectively.  In 2016, we also issued restricted share units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average fair value of these restricted share units was $7.31.  No restricted share units were issued in 2015 or 2014.

The table below indicates the key assumptions used in the option valuation calculations for options granted in 2016, 2015, and 2014 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2015	2014	2013
Expected option term (in years)	6.9	6.8	6.6
Expected volatility	38.8%	50.4%	53.8%
Risk-free interest rate	1.2%	1.6%	1.6%
Dividend yield	4.5%	4.7%	2.6%

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

For 2016, 2015, and 2014, we recorded $611,000, $488,000, and $506,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $184,000, $148,000, and $377,000 in 2016, 2015, and 2014 respectively, related to such share-based compensation.  At December 31, 2016, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Option activity in the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan is summarized below:

	Stock Options		Restricted Share Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2015	915,375	$8.08	-	$-
Granted	233,900	7.17	57,400	7.94
Exercised	(3,750)	6.11	-	-
Forfeited	(27,000)	8.03	-	-
Expired	(44,625)	9.49	-	-
Outstanding at December 31, 2016	1,073,900	$7.83	57,400	$7.94

* weighted-average exercise price
** weighted-average grant stock price

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2016:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	1,057,720	$7.83	$183,000	6.0	587,875	$7.89	$182,000	4.1
Restricted stock units	48,769	-	322,000	2.5

* weighted-average exercise price per share
** weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2016, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $939,000, which is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of awards vested during the years ended December 31, 2016, 2015, and 2014 was $961,000, $944,000, and $943,000, respectively.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $6,000, $32,000 and $20,000, respectively.  As of December 31, 2016, no restricted stock units have vested.  Cash received from option exercises was $23,000, $263,000 and $13,000 for 2016, 2015, and 2014, respectively.  We recorded a realized tax benefit in 2016, 2015, and 2014 from equity-based awards of $1,000, $4,000 and $7,000, respectively, related to options exercised which has been included as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows.

Restricted stock:

We paid a portion of the 2015, 2014 and 2013 incentive bonus for the chief executive officer and chief financial officer in the form of 28,231, 23,578 and 8,663 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital (net of share relinquishments) in the amounts of $151,000, $121,000 and $56,000 in 2016, 2015, and 2014, respectively.  Such deferred stock units were granted in February 2016, February 2015 and February 2014, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company's common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $7.65.  Starting with the 2016 incentive bonus program, all incentive bonus payments are made in cash with no portion of the award paid in deferred stock units.

12. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current:
Federal	$1,776	$450	$176
State	70	22	15
Foreign	2	-	12
	1,848	472	203
Deferred:
Federal	(257)	843	(1,653)
State	(38)	35	17
Foreign	-	-	-
	(295)	878	(1,636)
Income tax provision (benefit)	$1,553	$1,350	$(1,433)

Our effective tax rates were 30.0%, 30.4%, and 37.2% for 2016, 2015, and 2014, respectively.  The effective tax rate for 2014 was unusually high due to the impact from the net loss reported for the year ending 2014.

At December 31, 2016, we have no federal and no state net operating loss carryforwards and no R&D credit carryforwards.  We also have less than $1,000 of state tax credit carryforwards as of December 31, 2016.  Foreign loss before taxes was $235,000, $174,000, and $56,000 in 2016, 2015, and 2014, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Foreign net operating losses	$423	$340
Depreciation	88	-
Inventory reserves	1,264	1,312
Deferred revenue	31	25
Warranty reserve	93	95
Stock compensation expense	1,273	1,105
Other accrued compensation	387	475
Foreign tax and other credits	-	23
Other liabilities and reserves	329	191
Gross deferred tax assets	3,888	3,566
Valuation allowance	(423)	(340)
Net deferred tax assets	3,465	3,226

Deferred tax liabilities:
Depreciation	-	45
Other	33	36
Net deferred tax liabilities	33	81
Total net deferred tax assets	3,432	3,145

As of December 31, 2016 a valuation allowance of $423,000 has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2016	2015	2014
Balance, beginning of period	$340	$282	$242
Additions charged to income tax provision	83	58	40
Balance, end of period	$423	$340	$282

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2016	2015	2014

Federal statutory tax rate	34.0%	34.0%	34.0%
Valuation allowance and tax accruals	1.6	1.3	(1.1)
State income taxes, net of federal income taxes	0.4	0.8	(0.5)
Uncertain tax positions	(0.1)	(0.3)	(1.0)
Miscellaneous permanent items	(1.2)	(0.7)	(0.3)
R&D credit	(4.6)	(4.9)	6.0
Other	(0.1)	0.2	0.1
Effective tax rate	30.0%	30.4%	37.2%

At December 31, 2016 and 2015, we had $111,000 and $114,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

(In thousands)	2016	2015
Unrecognized tax benefits as of January 1	$114	$124
Tax positions taken during the current period	27	25
Lapse of statute of limitations	(30)	(35)
Unrecognized tax benefits as of December 31	$111	$114

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2012.  During 2013, an examination of our 2010 federal tax return was completed.   However, our federal tax returns for the years 2013 through 2015 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

We expect $31,000 of the $111,000 of unrecognized tax benefits will reverse in 2017 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2016 and 2015, we have $18,000 and $19,000, respectively, of accrued interest and penalties related to uncertain tax positions.

13. Earnings per share

For 2016, 2015, and 2014, earnings per share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$3,617	$3,092	$(2,421)

Shares:
Basic: Weighted average common shares outstanding	7,610	7,818	8,307
Add: Dilutive effect of outstanding options as determined by the treasury stock method	45	36	-
Diluted: Weighted average common and common equivalent shares outstanding	7,655	7,854	8,307

Net income (loss) per common share:
Basic	$0.48	$0.40	$(0.29)
Diluted	0.47	0.39	(0.29)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 831,000, and 735,000, at December 31, 2016 and 2015 respectively.  Regarding 2014, when a net loss is reported basic and diluted EPS are calculated using the same method and as a result 84,000 shares were excluded from calculating the diluted weighted average common and common equivalent shares outstanding.

14. Stock repurchase program

On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From the start of the Stock Repurchase Program on February 25, 2016 through December 31, 2016, we purchased 463,378 shares of our common stock for $3,571,000 at an average price of $7.71 per share.

In 2015 and 2014, under a prior repurchase program, we purchased 166,553 and 434,998 shares of our common stock for $1,020,000 and $2,634,000 at an average price of $6.12 and $6.06 per share, respectively.   From January 1, 2005 through December 31, 2016, we repurchased a total of 3,851,967 shares of common stock for $29,752,000, at an average price of $7.72 per share.

15. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net sales:
United States	$45,542	$45,730	$38,567
International	11,693	13,946	14,541
Total	$57,235	$59,676	$53,108

Fixed assets, net:
United States	$1,581	$1,769	$1,490
International	660	738	948
Total	$2,241	$2,507	$2,438

Sales to international customers were 20%, 23%, and 27% in 2016, 2015, and 2014 respectively.  Sales to Europe represented 56%, 56%, and 49%, sales to the Pacific Rim (which includes Australia and Asia) represented 34%, 34%, and 33%, and sales to Canada represented 8%, 8%, and 5% of total international sales in 2016, 2015, and 2014 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2016 and 2015 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2016:
Net sales	$14,357	$14,801	$14,474	$13,603
Gross profit	5,885	5,983	5,915	6,016
Net income	625	753	883	1,356
Net income per common share:
Basic	0.08	0.10	0.12	0.18
Diluted	0.08	0.10	0.12	0.18

2015:
Net sales	$16,164	$17,224	$14,172	$12,116
Gross profit	6,492	7,161	6,291	5,034
Net income	144	1,388	1,028	532
Net income per common share:
Basic	0.02	0.18	0.13	0.07
Diluted	0.02	0.18	0.13	0.07

17. Accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  In April 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. As a result, the provisions of this ASU are now effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows and are currently in the process of engaging a third party to assist management in implementing the new standard.  Entities have the option of using either a full retrospective or modified retrospective approach to the amended guidance. The company currently anticipates adopting the amended guidance using the modified retrospective transition approach, with any cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.  We currently plan to adopt the amended guidance on January 1, 2018 at which time it becomes effective for the Company.

As noted above, we are in the process of engaging a third party to assist the Company in implementing the new standard.  During 2017, we will further evaluate the impact of the standard, and if needed, establish policies, identify system impacts, integrate the standard into the financial reporting processes and systems, and develop an understanding of the financial impact of this statement on the Company's consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016. This ASU is not expected to have a significant impact on our consolidated financial statements or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have elected to early adopt ASU 2015-17 retrospectively in the fourth quarter of 2016. As a result, we have presented all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2016 and 2015,  We reclassified $1,900,000 and $1,932,000 of our deferred tax asset from current to noncurrent as of December 31, 2016 and 2015, respectively.
In February 2016, the FASB issued ASU 2016-02, "Leases." The core principle of this ASU requires that a lessee should recognize the assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting."  This ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures.  The provisions of this ASU are effective for years beginning after December 15, 2016.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated ("TransAct" or the "Company"), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4.1	Specimen Common Stock Certificate.	(2)
10.1(x)	2005 Equity Incentive Plan	(10)
10.2(x)	2014 Equity Incentive Plan	(3)
10.3(x)	2014 Equity Incentive Plan Time-based Restricted Unit Agreement	(22)
10.4(x)	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement	(23)
10.5(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.6(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(9)
10.7(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(13)
10.8(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(14)
10.9(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(14)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(14)
10.11	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.12	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.13	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(8)
10.14	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(17)
10.15	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016.	(21)
10.16	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(9)
10.17	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009	(15)
10.18	Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015.	(20)
10.19	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(11)
10.20	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017	(1)
10.21	OEM Purchase Agreement by and between IGT (f/k/a GTECH Corporation) and TransAct, dated May 29, 2015. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(20)
10.22	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(11)
10.23	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(12)
10.24	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(16)
10.25	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective September 7, 2012	(18)
10.26	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 26, 2014	(19)
23.1	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company's Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed May 15, 2014 is incorporated by reference.
(4)	These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated by reference (No. 000-21121).
(5)	This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed February 18, 1999, is incorporated by reference (No. 000-21121).
(6)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated by reference (No. 000-21121).
(7)	These exhibits, which were previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 25, 2000, are incorporated by reference (No. 000-21121).
(8)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated by reference (No. 000-21121).
(9)	These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference (No. 000-21121).
(10)	This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed June 1, 2005, is incorporated by reference.
(11)	These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference (No. 000-21121).
(12)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007, is incorporated by reference (No. 000-21121).
(13)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference (No. 000-21121).
(14)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference (No. 000-21121).
(15)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009, is incorporated by reference (No. 000-21121).
(16)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference (No. 000-21121).
(17)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, is incorporated by reference (No. 000-21121).
(18)	This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed September 11, 2012, is incorporated by reference (No. 000-21121).
(19)	This exhibit, which was previously filed with the Company's Current Report on Form 8-K filed December 1, 2014, is incorporated by reference.
(20)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated by reference
(21)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated by reference.
(22)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, is incorporated by reference.
(23)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, is incorporated by reference.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.20	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 2, 2017
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.