Form 10-Q
period 2017-03-31
TRANSACT TECHNOLOGIES INC
filed 2017-05-10
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number: 0-21121
______________________________________________________________________
_____________________________________________________________________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of April 28, 2017, the number of shares outstanding of the Company's common stock, $0.01 par value, was 7,347,959.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$2,429	$2,503
Accounts receivable, net	9,304	10,585
Inventories, net	9,962	9,707
Other current assets	541	372
Total current assets	22,236	23,167

Fixed assets, net of accumulated depreciation of $19,449 and $19,215, respectively	2,228	2,241
Goodwill	2,621	2,621
Deferred tax assets	3,410	3,432
Intangible assets, net of accumulated amortization of $3,203, and $3,122, respectively	464	545
Other assets	37	36
	8,760	8,875
Total assets	$30,996	$32,042

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,556	$4,894
Accrued liabilities	1,676	2,394
Income taxes payable	529	19
Deferred revenue	233	117
Total current liabilities	5,994	7,424

Deferred revenue, net of current portion	67	67
Deferred rent, net of current portion	179	178
Other liabilities	260	264
	506	509
Total liabilities	6,500	7,933

Shareholders' equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,198,426 and 11,185,331 shares issued, respectively; 7,346,459 and 7,333,364 shares outstanding, respectively	112	112
Additional paid-in capital	29,761	29,701
Retained earnings	24,482	24,157
Accumulated other comprehensive loss, net of tax	(107)	(109)
Treasury stock, at cost, 3,851,967 shares	(29,752)	(29,752)
Total shareholders' equity	24,496	24,109
Total liabilities and shareholders' equity	$30,996	$32,042

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)

Net sales	$13,997	$14,357
Cost of sales	7,904	8,472

Gross profit	6,093	5,885

Operating expenses:
Engineering, design and product development	993	1,236
Selling and marketing	1,672	1,793
General and administrative	2,012	1,917
	4,677	4,946

Operating income	1,416	939
Interest and other income (expense):
Interest, net	(8)	(4)
Other, net	(6)	1
	(14)	(3)

Income before income taxes	1,402	936
Income tax provision	459	311
Net income	$943	$625

Net income per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Shares used in per-share calculation:
Basic	7,396	7,834
Diluted	7,445	7,883

Dividends declared and paid per common share:	$0.08	$0.08

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Net income	$943	$625
Foreign currency translation adjustment, net of tax	2	(4)
Comprehensive income	$945	$621

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$943	$625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	146	145
Depreciation and amortization	313	324
Deferred income tax provision	21	115
Foreign currency transaction (gains) losses	8	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,282	(2,179)
Inventories	(254)	1,375
Other current and long term assets	(169)	(252)
Accounts payable	(1,324)	1,305
Accrued liabilities and other liabilities	(195)	(1,677)
Net cash provided by (used in) operating activities	771	(221)

Cash flows from investing activities:
Capital expenditures	(234)	(221)
Net cash used in investing activities	(234)	(221)

Cash flows from financing activities:
Payment of dividends on common stock	(587)	(623)
Purchases of common stock for treasury	-	(510)
Withholding taxes paid on stock issuances	(18)	-
Net cash used in financing activities	(605)	(1,133)

Effect of exchange rate changes on cash and cash equivalents	(6)	(6)

Decrease in cash and cash equivalents	(74)	(1,581)
Cash and cash equivalents, beginning of period	2,503	4,473
Cash and cash equivalents, end of period	$2,429	$2,892

Supplemental schedule of non-cash investing activities:
Capital expenditures funded by accounts payable	$98	$66

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2016 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

2. Inventories, net

The components of inventories are:

	March 31, 2017	December 31, 2016
	(In thousands)

Raw materials and purchased component parts	$7,342	$6,298
Work-in-process	-	8
Finished goods	2,620	3,401
	$9,962	$9,707

3. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Balance, beginning of period	$267	$277
Warranties issued	55	80
Warranty settlements	(65)	(74)
Balance, end of period	$257	$283

$167,000 of the accrued product warranty liability is classified as current in Accrued liabilities at March 31, 2017 in the Condensed Consolidated Balance Sheets.  The remaining $90,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)

Net income	$943	$625

Shares:
Basic: Weighted average common shares outstanding	7,396	7,834
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	49	49
Diluted: Weighted average common and common equivalent shares outstanding	7,445	7,883

Net income per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended March 31, 2017 and 2016, there were 846,000 and 878,000, respectively, potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders' equity

Changes in shareholders' equity for the three months ended March 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$24,109
Net income	943
Share-based compensation expense	146
Foreign currency translation adjustment	2
Relinquishment of fully vested deferred stock units	(18)
Reversal of deferred tax asset in connection with stock options forfeited	(99)
Dividends declared and paid on common stock	(587)
Balance at March 31, 2017	$24,496

For the three months ended March 31, 2017, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling $587,000, which was paid in March 2017 to common shareholders of record at the close of business on February 20, 2017.  For the three months ended March 31, 2016, dividends declared and paid totaled $623,000, or $0.08 per share.

On April 28, 2017, our Board of Directors declared an increase to the quarterly cash dividend from $0.08 per share to $0.09 per share payable on June 15, 2017 to shareholders of record at the close of business on May 19, 2017.

6. Income taxes

We recorded an income tax provision for the first quarter of 2017 of $459,000 at an effective tax rate of 32.7%, compared to an income tax provision during the first quarter of 2016 of $311,000 at an effective tax rate of 33.2%.

We are subject to U.S. federal income tax, as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2012.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2013 through 2015 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of March 31, 2017, we had $111,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect $31,000 of the $111,000 of unrecognized tax benefits will reverse in 2017 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of March 31, 2017, we have $$21,000 of accrued interest and penalties related to uncertain tax positions.

7. Accounting pronouncements

The following accounting pronouncements will be adopted in future reporting periods:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows and during the first quarter of 2017 we have engaged a national accounting firm to assist management in implementing the new standard.  Entities have the option of using either a full retrospective or modified retrospective approach to adopt the amended guidance. The Company currently anticipates adopting the amended guidance using the modified retrospective transition approach, with any cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.  We will adopt the amended guidance on January 1, 2018 at which time it becomes effective for the Company.

As noted above, we have engaged a national accounting firm to assist the Company in implementing the new standard.  We are in the initial phases of our project and during 2017, we will further evaluate the impact of the standard, and if needed, establish policies, identify system impacts, integrate the standard into the financial reporting processes and systems, and develop an understanding of the financial impact of this statement on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." The core principle of this ASU requires that a lessee should recognize the leased assets and related liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operation or cash flows.
The following accounting pronouncements were adopted during the first quarter of 2017:

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU are effective for years beginning after December 15, 2016.  The Company adopted this guidance in the first quarter of 2017 and the adoption has not resulted in a change to the value of inventory.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting."   This ASU is intended to simplify several aspects of the accounting for share based payment transactions. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. This ASU is effective for years beginning after December 15, 2016, and interim periods within those fiscal years, beginning after December 15, 2016.

The Company adopted this guidance in the first quarter of 2017.  This adoption required the Company to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  There was no impact during the first quarter of 2017 upon adopting the standard as we had no stock options exercised and did not recognize any excess tax benefits in the provision for income taxes.  In the first quarter of 2016, there were no options exercised that required excess tax benefits to be recorded in additional paid-in-capital, as was required pursuant to the prior accounting guidance.

In connection with the adoption of ASU 2016-09, in the first quarter of 2017, the Company made an accounting policy election to no longer estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.  This election required the cumulative effect of the change to be recorded to retained earnings.  As of January 1, 2017, we recorded $31,000 to decrease retained earnings and increase additional paid-in capital for the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $18,000 for the first three months of 2017, respectively.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to "we", "us", "our", the "Company" and "TransAct" refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct Technologies Incorporated ("TransAct") is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, POS automation and banking, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group ("TSG"), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2017.

Results of Operations: Three months ended March 31, 2017 compared to three months ended March 31, 2016

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Restaurant Solutions	$527	3.8%	$822	5.7%	$(295)	(35.9%)
POS automation and banking	2,458	17.5%	2,315	16.1%	143	6.2%
Casino and gaming	5,117	36.6%	5,438	37.9%	(321)	(5.9%)
Lottery	2,981	21.3%	2,935	20.4%	46	1.6%
Printrex	178	1.3%	155	1.1%	23	14.8%
TSG	2,736	19.5%	2,692	18.8%	44	1.6%
	$13,997	100.0%	$14,357	100.0%	$(360)	(2.5%)

International *	$3,486	24.9%	$2,531	17.6%	$955	37.7%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first quarter of 2017 decreased $360,000, or 3%, from the same period in 2016.  Printer and terminal sales volume increased 2% to approximately 43,000 units driven primarily by a 7% increase in unit volume from the casino and gaming market and an 8% increase in unit volume in the POS automation and banking market.  These increases were partially offset by decreases in unit volume of 4% from the lottery market and 40% from the restaurant solutions market. The average selling price of our printers and terminals remained consistent in the first quarter of 2017 compared to the first quarter of 2016.

International sales increased $955,000, or 38%, due to an increase in sales in the international lottery market.  The increase in the international lottery market was partially offset by decreases in the international casino and gaming, POS automation and banking and restaurant solutions markets of 5%, 67% and 41%, respectively.

Restaurant Solutions:
Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide restaurant solutions products for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$473	89.8%	$731	88.9%	$(258)	(35.3%)
International	54	10.2%	91	11.1%	(37)	(40.7%)
	$527	100.0%	$822	100.0%	$(295)	(35.9%)

The decrease in domestic restaurant solutions product revenue from the first quarter of 2016 was primarily driven by lower sales of our AccuDate 9700 terminal to our U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate Pro terminal.  We expect sales of our restaurant solutions terminals to increase in 2017 compared to 2016, specifically in the second half of 2017, as we benefit from the strategic selling and marketing investments we began in the first quarter of 2017.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide POS automation and banking products for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$2,416	98.3%	$2,187	94.5%	$229	10.5%
International	42	1.7%	128	5.5%	(86)	(67.2%)
	$2,458	100.0%	$2,315	100.0%	$143	6.2%

The increase in domestic POS automation and banking product revenue from the first quarter of 2016 was primarily driven by a 12% increase in domestic sales of our Ithaca® 9000 printer to McDonald's in the first quarter of 2017 compared to the first quarter of 2016.  Despite this increase, we expect sales to McDonald's to decrease for the full year 2017 compared to the full year 2016 as McDonald's nears the completion of the implementation of the initiatives started in 2015.  The increase from our Ithaca® 9000 printers was partially offset by a 5% decline in domestic sales of our legacy banking and other POS printers for the first quarter of 2017 compared to the first quarter of 2016 as we continue to deemphasize these products.  We expect sales of these legacy products to continue to decline during 2017 as we shift sales focus to our newer products.

International POS automation and banking sales decreased due to 66% lower international sales of our Ithaca® 9000 printer in the first quarter of 2017 compared to the first quarter of 2016 resulting from completion of a Canadian kiosk initiative for McDonald's that started in 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks ("racinos") and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for) the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$3,085	60.3%	$3,303	60.7%	$(218)	(6.6%)
International	2,032	39.7%	2,135	39.3%	(103)	(4.8%)
	$5,117	100.0%	$5,438	100.0%	$(321)	(5.9%)

The decrease in domestic sales of our casino and gaming products was due largely to an 88% decline in domestic EPICENTRAL™ software sales in the first quarter of 2017 compared to the first quarter of 2016 as no new installations were completed in the 2017 period compared to two installations completed in the first quarter of 2016.  Sales of EpicentralTM are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  This decrease was partially offset by a 19% increase in domestic sales of our thermal casino printers in the first quarter of 2017 compared to the first quarter of 2016, driven primarily by a new casino opening.

International casino and gaming product sales decreased in the first quarter of 2017 compared to the first quarter of 2016 due to a 38% decline in international sales of our thermal casino printers in Europe, Asia and Australia.  This decrease was partially offset by an 89% increase in sales of our off-premises gaming printers, primarily to our European distributor for the sports betting market in Europe.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology and its subsidiaries ("IGT") for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$1,814	60.9%	$2,935	100.0%	$(1,121)	(38.2%)
International	1,167	39.1%	-	0.0%	1,167	100%
	$2,981	100.0%	$2,935	100.0%	$46	1.6%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.

International lottery sales increased due to a sale of lottery printers to IGT for the Canadian lottery in the first quarter of 2017 and no comparable sale occurring in the first quarter of 2016.

Printrex:
Printrex branded printers include wide format, desktop and rack mounted and vehicle mounted black/white and color thermal printers  and are used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$134	75.3%	$136	87.7%	$(2)	(1.5%)
International	44	24.7%	19	12.3%	25	131.6%
	$178	100.0%	$155	100.0%	$23	14.8%

The increase in sales of Printrex printers in the first quarter of 2017 compared to the first quarter of 2016 resulted largely from 26% higher domestic and international sales in the oil and gas market.  Though we began to see improvement in demand from our oil and gas customers in the first quarter of 2017, the industry continues to be impacted by low worldwide oil prices which we expect will continue to negatively impact our sales during the remainder of 2017.

TSG:
Revenue from TSG includes sales of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2017		March 31, 2016		$	%
Domestic	$2,589	94.6%	$2,534	94.1%	$55	2.2%
International	147	5.4%	158	5.9%	(11)	(7.0%)
	$2,736	100.0%	$2,692	100.0%	$44	1.6%

The increase in domestic revenue from TSG for the first quarter of 2017 as compared to the prior year period was due to increased replacement part sales and service revenue of 15% and 13%, respectively.  These increases were partially offset by a 17% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridge and legacy POS paper sales, as we continue to deemphasize our sales focus on these commoditized consumable products.  We expect TSG sales to increase for the full year 2017 compared to 2016 due to increased orders from IGT for replacement parts for the lottery market.

Internationally, revenue from TSG declined slightly in the first quarter of 2017 compared to the first quarter of 2016 due to lower  international maintenance and repair services.

Gross Profit.  Gross profit information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$6,093	$5,885	3.5%	43.5%	41.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  In the first quarter of 2017, gross profit increased $208,000, or 4%, and our gross margin increased by 250 basis points compared to the first quarter of 2016 as we experienced favorable overhead absorption in the first quarter of 2017 compared to unfavorable overhead absorption in the first quarter of 2016.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expenses and related information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$993	$1,236	(19.7%)	7.1%	8.6%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses decreased $243,000, or 20%, due primarily to higher product development costs in the first quarter of 2016 related to the completion of software development projects for our EPICENTRAL™ software and restaurant solutions terminals compared to the first quarter of 2017.

Operating Expenses - Selling and Marketing. Selling and marketing information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,672	$1,793	(6.7%)	11.9%	12.5%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $121,000, or 7%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to reductions of certain sales staff made in the second quarter of 2016, as well as lower sales commissions and lower travel costs in the first quarter of 2017.  We expect selling and marketing expenses to be higher in 2017 compared to 2016 as we commit more resources and invest in our internal infrastructure dedicated to the restaurant solutions market  in 2017 to build a world-class sales force and implement direct market campaigns to address the significant market opportunities.

Operating Expenses - General and Administrative. General and administrative information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales - 2017	Total Sales - 2016
$2,012	$1,917	5.0%	14.4%	13.4%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $95,000, or 5%, in first quarter of 2017 due primarily to higher recruiting expenses related to the planned expansion of sales staff for our restaurant solutions market and higher legal fees compared to the first quarter of 2016.  We expect general and administrative expenses in 2017 to be higher than 2016 due to the recruiting expenses for restaurant solutions market explained above.

Operating Income.  Operating income information is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales - 2017	Total Sales – 2016
$1,416	$939	50.8%	10.1%	6.5%

Our operating income increased $477,000, or 51%, and our operating margin increased to 10% of net sales primarily due to improved gross margin and lower operating expenses in the first quarter of 2017 compared to the first quarter of 2016.

Interest.  We recorded net interest expense of $8,000 in the first quarter of 2017 compared to $4,000 in the first quarter of 2016.  We do not expect significant changes in net interest expense for the remainder of 2017.

Other, net.  We recorded other expense of $6,000 in the first quarter of 2017 compared to other income of $1,000 in the first quarter of 2016.  The change was primarily due to foreign currency transaction exchange losses recorded in 2017 of $8,000 compared to foreign currency transaction exchange gains of $1,000 recorded by our U.K. subsidiary in the first quarter 2016.

Income Taxes.  We recorded an income tax provision for the first quarter of 2017 of $459,000 at an effective tax rate of 32.7%, compared to an income tax provision during the first quarter of 2016 of $311,000 at an effective tax rate of 33.2%.   We expect our effective tax rate to be between 32% and 33% for the full year 2017.

Net Income.  We reported net income for the first quarter of 2017 of $943,000, or $0.13 per diluted share, compared to $625,000, or $0.08 per diluted share, for the first quarter of 2016.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2017 and 2016.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2017, our cash and cash equivalents balance decreased $74,000, or 3%, from December 31, 2016 and we ended the first quarter of 2017 with $2,429,000 in cash and cash equivalents, of which $149,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $771,000 in the first three months of 2017 as compared to our cash used in operating activities of $221,000 in the first three months of 2016:

During the first three months of 2017:
●	We reported net income of $943,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $459,000.
●	Accounts receivable decreased $1,282,000, or 12%, due to the collection of receivables for sales made late in the fourth quarter of 2016.
●	Inventories increased $254,000, or 3%, due largely to the purchase of AccuDate inventory to support expected restaurant solutions sales in 2017.
●	Other current assets and long-term assets increased $169,000, or 45%, due largely to advance payments made in the first quarter of 2017 for annual ERP software maintenance expense.
●	Accounts payable decreased $1,324,000, or 27%, due primarily to increased inventory purchases towards the end of the fourth quarter of 2016 and subsequently paid in the first quarter of 2017.
●	Accrued liabilities and other liabilities decreased $195,000 due primarily to the payment of 2016 annual bonuses in March 2017. This decrease was partially offset by increased income taxes payable.

During the first three months of 2016:
●	We reported net income of $625,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $469,000.
●	Accounts receivable increased $2,179,000, or 30%, due to the increase and timing of sales during the first quarter of 2016.
●	Inventories decreased $1,375,000, or 12%, due to the sell through of inventory on hand during the first quarter of 2016.
●	Other current and long-term assets increased, $252,000, or 54%, due largely to advance payments made in the first quarter 2016 for annual ERP software maintenance expenses.
●	Accounts payable increased $1,305,000, or 49%, due to increased inventory purchases towards the end of the first quarter 2016.
●	Accrued liabilities and other liabilities decreased $1,677,000 due primarily to the payment of 2015 annual bonuses in March 2016.

Investing activities:  Our capital expenditures were $234,000 and $221,000 in the first three months of 2017 and 2016, respectively.  Expenditures in 2017 were primarily for new product tooling equipment and computer and networking equipment and to a lesser extent leasehold improvements for our Ithaca facility.  Expenditures in 2016 were primarily for computer and networking equipment and to a lesser extent new tooling equipment and purchases of furniture and fixtures.

Capital expenditures for 2017 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases and leasehold improvements at our Ithaca facility.

Financing activities:  We used $605,000 of cash from financing activities during the first three months of 2017 to pay dividends of $587,000 to common shareholders and $18,000 related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.  During the first three months of 2016, we used $1,133,000 of cash from financing activities to pay dividends of $623,000 to common shareholders and to purchase $510,000 of common stock for treasury.

Credit Facility and Borrowings
The TD Bank Credit Facility provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  We may use up to $10,000,000 of revolving credit loans to fund future cash dividend payments or treasury share buybacks.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2017.  The following table lists the financial covenants and the performance measurements at March 31, 2017:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2017
Operating cash flow / Total debt service	Minimum of 1.25 times	88.3
Funded Debt / EBITDA	Maximum of 3.0 times	0 times

As of March 31, 2017, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board's approval each quarter.  For the three months ended March 31, 2017, our Board of Directors declared a quarterly cash dividend of $0.08 per share, totaling approximately $587,000, which was paid in March 2017 to common shareholders of record at the close of business on February 20, 2017.  On April 28, 2017 our Board of Directors declared an increase to the quarterly dividend from $0.08 per share to $0.09 per share.  We expect to pay approximately $2,600,000 in cash dividends to our common shareholders during 2017.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program").  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the three months ended March 31, 2017, we purchased no shares of our common stock.  During the three months ended March 31, 2016, we repurchased 63,070 shares of our common stock for approximately $510,000 at an average price per share of $8.09.

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

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On January 3, 2017 we signed the First Amendment to the lease agreement for our facility in Hamden, CT with 2319 Hamden Center I, L.L.C. to extend our lease in Hamden to April 30, 2027.

Other than the item mentioned above, there have been no other material changes in our contractual obligations outside the ordinary course of business since December 31, 2016.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  There has been no material change in our exposure to market risk during the three months ended March 31, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a description of our previously reported legal proceedings refer to Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes from the legal proceedings previously disclosed in that Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the three months ended March 31, 2017, we purchased no shares of our common.  As of March 31, 2017, $1,429,000 remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
January 1, 2017 – January 31, 2017	-	$-	-	$1,429,000
February 1, 2017 – February 28, 2017	-	-	-	$1,429,000
March 1, 2017 – March 31, 2017	-	-	-	$1,429,000
Total	-	$-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.                           EXHIBITS

Exhibit 10.1	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017 (1)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)  This exhibit which was previously filed with the Company's Annual Report on Form 10-K filed March 16, 2017 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

/s/ Steven A. DeMartino
May 10, 2017	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.1	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)  This exhibit which was previously filed with the Company's Annual Report on Form 10-K filed March 16, 2017 is incorporated by reference.