Form 10-Q
period 2017-06-30
TRANSACT TECHNOLOGIES INC
filed 2017-08-09
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (check one):
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

As of July 31, 2017, the number of shares outstanding of the Company's common stock, $0.01 par value, was 7,363,927.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,877	$2,503
Accounts receivable, net	7,404	10,585
Inventories, net	9,521	9,707
Prepaid income taxes	210	-
Other current assets	674	372
Total current assets	22,686	23,167

Fixed assets, net of accumulated depreciation of $19,404 and $19,215, respectively	2,262	2,241
Goodwill	2,621	2,621
Deferred tax assets	3,484	3,432
Intangible assets, net of accumulated amortization of $3,281, and $3,122, respectively	386	545
Other assets	35	36
	8,788	8,875
Total assets	$31,474	$32,042

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,421	$4,894
Accrued liabilities	2,380	2,394
Income taxes payable	-	19
Deferred revenue	215	117
Total current liabilities	6,016	7,424

Deferred revenue, net of current portion	74	67
Deferred rent, net of current portion	190	178
Other liabilities	254	264
	518	509
Total liabilities	6,534	7,933

Shareholders' equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,215,894 and 11,185,331 shares issued, respectively; 7,363,927 and 7,333,364 shares outstanding, respectively	112	112
Additional paid-in capital	29,996	29,701
Retained earnings	24,686	24,157
Accumulated other comprehensive loss, net of tax	(102)	(109)
Treasury stock, at cost, 3,851,967 shares	(29,752)	(29,752)
Total shareholders' equity	24,940	24,109
Total liabilities and shareholders' equity	$31,474	$32,042

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net sales	$13,596	$14,801	$27,593	$29,158
Cost of sales	7,166	8,818	15,070	17,290

Gross profit	6,430	5,983	12,523	11,868

Operating expenses:
Engineering, design and product development	1,020	1,089	2,013	2,325
Selling and marketing	2,034	1,859	3,706	3,652
General and administrative	2,070	1,935	4,082	3,852
	5,124	4,883	9,801	9,829

Operating income	1,306	1,100	2,722	2,039
Interest and other income (expense):
Interest, net	(8)	(7)	(16)	(11)
Other, net	(2)	15	(8)	16
	(10)	8	(24)	5

Income before income taxes	1,296	1,108	2,698	2,044
Income tax provision	429	355	888	666
Net income	$867	$753	$1,810	$1,378

Net income per common share:
Basic	$0.12	$0.10	$0.24	$0.18
Diluted	$0.12	$0.10	$0.24	$0.18

Shares used in per-share calculation:
Basic	7,408	7,689	7,402	7,761
Diluted	7,514	7,743	7,469	7,813

Dividends declared and paid per common share:	$0.09	$0.08	$0.17	$0.16

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$867	$753	$1,810	$1,378
Foreign currency translation adjustment, net of tax	5	(14)	7	(18)
Comprehensive income	$872	$739	$1,817	$1,360

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$1,810	$1,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	296	305
Depreciation and amortization	602	643
Deferred income tax provision	(56)	170
Gain on the sale of fixed assets	-	(5)
Foreign currency transaction losses (gains)	9	(12)
Changes in operating assets and liabilities:
Accounts receivable	3,184	(3,203)
Inventories	189	2,273
Prepaid income taxes	(209)	(205)
Other current and long term assets	(299)	(45)
Accounts payable	(1,527)	1,871
Accrued liabilities and other liabilities	(28)	(1,272)
Net cash provided by operating activities	3,971	1,898

Cash flows from investing activities:
Capital expenditures	(409)	(330)
Proceeds from sale of fixed assets	-	8
Net cash used in investing activities	(409)	(322)

Cash flows from financing activities:
Payment of dividends on common stock	(1,250)	(1,232)
Purchases of common stock for treasury	-	(2,273)
Proceeds from stock option exercises	85	23
Withholding taxes paid on stock issuances	(18)	-
Net cash used in financing activities	(1,183)	(3,482)

Effect of exchange rate changes on cash and cash equivalents	(5)	(12)

Increase (decrease) in cash and cash equivalents	2,374	(1,918)
Cash and cash equivalents, beginning of period	2,503	4,473
Cash and cash equivalents, end of period	$4,877	$2,555

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$165	$86

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

2. Inventories, net

The components of inventories, net are:

	June 30, 2017	December 31, 2016
	(In thousands)

Raw materials and purchased component parts	$7,010	$6,298
Work-in-process	7	8
Finished goods	2,504	3,401
	$9,521	$9,707

3. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)

Balance, beginning of period	$267	$277
Warranties issued	105	131
Warranty settlements	(123)	(136)
Balance, end of period	$249	$272

As of June 30, 2017, $168,000 of the accrued product warranty liability is classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $81,000 is classified as long-term in "Other liabilities".

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net income	$867	$753	$1,810	$1,378

Shares:
Basic: Weighted average common shares outstanding	7,408	7,689	7,402	7,761
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	106	54	67	52
Diluted: Weighted average common and common equivalent shares outstanding	7,514	7,743	7,469	7,813

Net income per common share:
Basic	$0.12	$0.10	$0.24	$0.18
Diluted	$0.12	$0.10	$0.24	$0.18

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended June 30, 2017 and 2016, there were 407,000 and 827,000, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2017 and 2016, there were 732,000 and 827,000, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders' equity

Changes in shareholders' equity for the six months ended June 30, 2017 were as follows (in thousands):

Balance at December 31, 2016	$24,109
Net income	1,810
Share-based compensation expense	296
Issuance of shares from exercise of stock options	85
Foreign currency translation adjustment	7
Relinquishment of fully vested deferred stock units	(18)
Reversal of deferred tax asset in connection with stock options forfeited	(99)
Dividends declared and paid on common stock	(1,250)
Balance at June 30, 2017	$24,940

For the three months ended June 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $663,000, which was paid in June 2017 to common shareholders of record at the close of business on May 19, 2017.  For the three months ended June 30, 2016, dividends declared and paid totaled $609,000, or $0.08 per share.  For the six months ended  June 30, 2017 and 2016, dividends declared and paid totaled $1,250,000, or $0.17 per share, and $1,232,000, or $0.16 per share, respectively.

6. Income taxes

We recorded an income tax provision for the second quarter of 2017 of $429,000 at an effective tax rate of 33.1%, compared to an income tax provision during the second quarter of 2016 of $355,000 at an effective tax rate of 32.0%.  For the six months ended June 30, 2017, we recorded an income tax provision of $888,000 at an effective tax rate of 32.9%, compared to an income tax provision during the six months ended June 30, 2016 of $666,000 at an effective tax rate of 32.6%.

We are subject to U.S. federal income tax, as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2012.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2013 through 2015 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of June 30, 2017, we had $111,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. We expect $31,000 of our  $111,000 of unrecognized tax benefits will reverse in 2017 upon expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of June 30, 2017, we have $25,000 of accrued interest and penalties related to uncertain tax positions.

7. Accounting pronouncements

The following accounting pronouncements will be adopted in future reporting periods:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities have the option of using either a full retrospective approach or modified retrospective approach to adopt the amended guidance.  The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows.  During the first quarter of 2017 we engaged a national accounting firm to assist management in implementing the new standard.

We have developed a project plan to review our revenue streams and determine the impact of the new standard, if any, to each revenue stream.  We have made significant progress on our project plan but have not finalized our evaluation on whether the new standard will result in changes to our revenue recognition policies.  During the remainder of the year we will continue to evaluate the potential impact, and if needed, establish policies, identify system impacts, integrate the standard into the financial reporting processes and systems, and develop an understanding of the financial impact of this standard on the Company's consolidated financial statements. The Company currently anticipates adopting the amended guidance using the modified retrospective transition approach, with any cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.  The provisions of this standard are effective for interim and annual periods beginning after December 15, 2017.  We will adopt the amended guidance on January 1, 2018 at which time it becomes effective for the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases, and is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this standard are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation: Scope of modification accounting".  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including during an interim period for which financial statements have not yet been made available for issuance.  The amendments should be applied prospectively to an award modified on or after the adoption date.  The Company is -currently evaluating the impact that the adoption of ASU 2017-09 will have on its financial statements.

The following accounting pronouncements were adopted during 2017:

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU became effective for years beginning after December 15, 2016.  The Company adopted this guidance in the first quarter of 2017 and the adoption has not resulted in a change to the value of inventory.

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting."   This ASU is intended to simplify several aspects of the accounting for share based payment transactions. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows. This ASU became effective for years beginning after December 15, 2016, and interim periods within those fiscal years, beginning after December 15, 2016.

The Company adopted ASU 2016-09 in the first quarter of 2017.  This adoption required the Company to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  There was no impact during the first six months of 2017 upon adopting the standard, as we had no stock options exercised that required us to recognize an excess tax benefit in the provision for income taxes.  In the first six months of 2016, there were 3,750 options exercised that required $1,000 of excess tax benefits to be recorded in additional paid-in-capital, as was required pursuant to the prior accounting guidance.

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

The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $18,000 for the first six months of 2017, respectively.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2017.

Results of Operations: Three months ended June 30, 2017 compared to three months ended June 30, 2016

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Restaurant solutions	$1,021	7.5%	$1,715	11.6%	$(694)	(40.5%)
POS automation and banking	2,048	15.1%	3,203	21.6%	(1,155)	(36.1%)
Casino and gaming	3,985	29.3%	5,154	34.9%	(1,169)	(22.7%)
Lottery	2,787	20.5%	2,150	14.5%	637	29.6%
Printrex	282	2.1%	176	1.2%	106	60.2%
TSG	3,473	25.5%	2,403	16.2%	1,070	44.5%
	$13,596	100.0%	$14,801	100.0%	$(1,205)	(8.1%)

International *	$1,060	7.8%	$3,497	23.6%	$(2,437)	(69.7%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the second quarter of 2017 decreased $1,205,000, or 8%, from the same period in 2016.  Printer and terminal sales volume decreased 21% to approximately 36,000 units driven by a 38% decrease in unit volume from the POS automation and banking market, a 29% decrease in unit volume in the casino and gaming market and, to a lesser extent, a 45% decrease in unit volume in the restaurant solutions market.  These decreases were partially offset by a 23% increase in unit volume from the lottery market. The average selling price of our printers and terminals increased approximately 3% in the second quarter of 2017 compared to the second quarter of 2016 primarily due to the decreased volume of POS automation and banking printers sold during the second quarter of 2017, which carry a lower price than our other products.

International sales decreased $2,437,000, or 70%, due primarily to a 70% decrease in sales in the international casino and gaming market and, to a lesser extent, a 97% and 99% decrease in sales of our international POS automation and banking market and international lottery market, respectively.

Restaurant Solutions:
Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.   A summary of sales of our worldwide restaurant solutions products for the three months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$941	92.2%	$1,562	91.1%	$(621)	(39.8%)
International	80	7.8%	153	8.9%	(73)	(47.7%)
	$1,021	100.0%	$1,715	100.0%	$(694)	(40.5%)

The decrease in domestic restaurant solutions revenue from the second quarter of 2016 was primarily driven by lower sales of our AccuDate 9700 terminal to our U.S. distributor.  During the second quarter of 2017 we sold our first large scale order of the AccuDate XL terminal as we continue to see growth opportunities in the restaurant solutions market.  We expect sales of our restaurant solutions terminals to increase in the second half of 2017 compared to 2016, as we start to see the initial benefits from the strategic selling and marketing investments we initiated in the first half of 2017.

International food safety sales decreased 48% in the second quarter of 2017 compared to the second quarter of 2016 due to lower sales to our Latin American distributor and McDonald's internationally.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.   A summary of sales of our worldwide POS automation and banking products for the three months ended June 30, 2017 and  2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$2,037	99.5%	$2,893	90.3%	$(856)	(29.6%)
International	11	0.5%	310	9.7%	(299)	(96.5%)
	$2,048	100.0%	$3,203	100.0%	$(1,155)	(36.1%)

The decrease in domestic POS automation and banking product revenue from the second quarter of 2016 was primarily driven by a 27% decrease in sales of our Ithaca® 9000 printer largely to McDonalds as we started to see a slowing of new initiatives being rolled out by McDonalds during the second quarter of 2017 compared to the record pace in the second quarter of 2016.  We expect sales to McDonalds to decrease for the full year 2017 compared to the full year 2016 as McDonalds nears completion of the implementation of their initiatives started in 2015.  Additionally, we experienced 45% lower sales of our legacy banking and other POS printers for the second quarter of 2017 compared to the second quarter of 2016.  We expect sales of these legacy products to continue to decline during 2017, as we continue to deemphasize these products and shift sales focus to our newer restaurant solution products.

International POS automation and banking sales decreased due to 96% lower international sales of our Ithaca® 9000 printer in the second quarter of 2017 compared to the second quarter of 2016 resulting from completion of a Canadian kiosk initiative for McDonald's that started in 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks ("racinos") and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of our software solution (including annual software maintenance for) the EPICENTRALTM print system, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the three months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$3,194	80.2%	$2,530	49.1%	$664	26.2%
International	791	19.8%	2,624	50.9%	(1,833)	(69.9%)
	$3,985	100.0%	$5,154	100.0%	$(1,169)	(22.7%)

The increase in domestic sales of our casino and gaming products was due largely to a 28% increase in domestic sales of our thermal casino printers in the second quarter of 2017 compared to the second quarter of 2016 due to strength in the overall domestic casino market, including increased sales to our OEMs to support a new casino opening in New York.  Epicentral software sales were relatively consistent as we did not complete any new domestic installations in the second quarter 2016 or 2017.  Sales of Epicentral are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales was primarily due to a 78% decrease in sales in the second quarter of 2017 compared to the same period 2016 of our thermal casino printers due mainly to lower sales to our European and Asian distributors and OEMs in Asia.  We also experienced a 47% decrease in sales of our off-premise gaming printer in the second quarter of 2017 due to lower sales to our European and Australian distributors.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology and its subsidiaries ("IGT") for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$2,786	100.0%	$1,989	92.5%	$797	40.1%
International	1	0.0%	161	7.5%	(160)	(99.4%)
	$2,787	100.0%	$2,150	100.0%	$637	29.6%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$236	83.7%	$126	71.6%	$110	87.3%
International	46	16.3%	50	28.4%	(4)	(8.0%)
	$282	100.0%	$176	100.0%	$106	60.2%

The increase in domestic sales of Printrex printers in the second quarter of 2017 compared to the second quarter of 2016 resulted from a 219% increase in sales of our mobile printer related to a one-time order and a 43% increase in sales of our oil and gas printers.  Though we began to see improvement in demand from our oil and gas customers during the first six months of 2017, the industry continues to be impacted by low worldwide oil prices which could negatively impact our sales during the remainder of 2017.

International Printrex sales were relatively consistent in the second quarter of 2017 compared to the second quarter of 2016.

TSG:
Revenue from TSG includes sales of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$3,342	96.2%	$2,204	91.7%	$1,138	51.6%
International	131	3.8%	199	8.3%	(68)	(34.2%)
	$3,473	100.0%	$2,403	100.0%	$1,070	44.5%

The increase in domestic revenue from TSG for the second quarter of 2017 as compared to the prior year period was primarily due to 116% increased sales of  replacement parts and accessories due mainly to IGT's purchase of a high volume of spare parts for their growing installed base of our thermal lottery printer in the second quarter of 2017.  We also experienced a 7% increase in non-Printrex consumables due to higher sales of inkjet cartridges and the first revenue contribution from our new restaurant solutions label products.  We expect TSG sales to be higher in the full year 2017 compared to 2016 due to increased orders from IGT for replacement parts for the lottery market.

Internationally, TSG revenue decreased primarily due to a 48% decrease in sales of replacement part and accessories in service revenue in the second quarter of 2017 compared to the second quarter of 2016.

Gross Profit.  Gross profit information for the three months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$6,430	$5,983	7.5%	47.3%	40.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL™ print system.  In the second quarter of 2017, gross profit increased $447,000, or 8%, and our gross margin improved 690 basis points as we experienced a more favorable sales mix in the second quarter of 2017 compared to the second quarter of 2016, due primarily to a greater portion of our sales coming from sales of higher margin spare parts to IGT in the second quarter of 2017.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the three months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,020	$1,089	(6.3%)	7.5%	7.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses decreased $69,000, or 6%, due primarily to higher product development costs in the second quarter of 2016 related to the substantial completion of certain software development projects for our Epicentral™ software and restaurant solutions terminals compared to the second quarter of 2017.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$2,034	$1,859	9.4%	15.0%	12.6%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $175,000, or 9%, in the second quarter of 2017 compared to the second quarter of 2016 as we have started to implement our plan to build our internal infrastructure, including the hiring of a direct sales force and implementation of a direct marketing campaign dedicated to the restaurant solutions market in 2017.  We expect selling and marketing expenses to be higher in 2017 compared to 2016 as we continue to commit more resources for our internal infrastructure and continue direct marketing campaigns targeted to the restaurant solutions market to address significant market opportunities.

Operating Expenses - General and Administrative. General and administrative expense information for the three months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$2,070	$1,935	7.0%	15.2%	13.1%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $135,000, or 7%, in second quarter of 2017 compared to the second quarter of 2016 due primarily to higher recruiting expenses in 2017 related to the planned expansion of sales staff for our restaurant solutions market.  We expect general and administrative expenses for the full year 2017 to be higher than the full year 2016 due to the recruiting expenses for the restaurant solutions market explained above.

Operating Income.  Operating income information for the three months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,306	$1,100	18.7%	9.6%	7.4%

Our operating income increased by $206,000, or 19%, and our operating margin increased to 9.6% of net sales primarily due to higher gross margin on a more favorable sales mix, somewhat offset by 8% lower sales and 5% higher operating expenses, in the second quarter of 2017 compared to the second quarter of 2016.

Interest expense.  We recorded net interest expense of $8,000 in the second quarter of 2017 compared to $7,000 in the second quarter of 2016.  We do not expect significant changes in net interest expense for the remainder of 2017.

Other expense, net.  We recorded other expense of $2,000 in the second quarter of 2017 compared to other income of $15,000 in the second quarter of 2016.  The change was primarily due to foreign currency transaction exchange losses recorded in 2017 of $2,000 compared to foreign currency transaction exchange gains of $10,000 recorded by our U.K. subsidiary and a gain of $5,000 recorded on the disposal of a fixed asset in the second quarter of 2016.

Income Taxes.  We recorded an income tax provision for the second quarter of 2017 of $429,000 at an effective tax rate of 33.1%, compared to an income tax provision during the second quarter of 2016 of $355,000 at an effective tax rate of 32.0%.  We expect our effective tax rate to be between 32% and 33% for the full year 2017.

Net Income.  We reported net income for the second quarter of 2017 of $867,000, or $0.12 per diluted share, compared to $753,000, or $0.10 per diluted share, for the second quarter of 2016.

Results of Operations: Six Months Ended June 30, 2017 compared to six months ended June 30, 2016

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Restaurant solutions	$1,548	5.6%	$2,537	8.7%	$(989)	(39.0%)
POS automation and banking	4,506	16.3%	5,518	18.9%	(1,012)	(18.3%)
Casino and gaming	9,102	33.0%	10,592	36.4%	(1,490)	(14.1%)
Lottery	5,768	20.9%	5,085	17.4%	683	13.4%
Printrex	460	1.7%	331	1.1%	129	39.0%
TSG	6,209	22.5%	5,095	17.5%	1,114	21.9%
	$27,593	100.0%	$29,158	100.0%	$(1,565)	(5.4%)

International *	$4,546	16.5%	$6,028	20.7%	$(1,482)	(24.6%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first half of 2017 decreased $1,565,000, or 5%, from the same period in 2016. Printer sales volume decreased by 10% to approximately 80,000 units driven primarily by a 19% and 12% decrease in unit volume from the POS automation and banking market and casino and gaming market, respectively, and to a lesser extent a 43% decrease in the restaurant solutions market.  These decreases were partially offset by a 7% increase in the lottery market. The average selling price of our printers remained relatively consistent during the first half of 2017 compared to the first half of 2016, increasing by 1%.

International sales decreased $1,482,000, or 25%, primarily driven by 41% and 88% lower international sales in the casino and gaming market and the POS automation and banking market, respectively.  These decreases were partially offset approximately $1 million in  higher sales in our international lottery market during the first half of 2017.

Restaurant solutions:
A summary of sales of our worldwide restaurant solutions products for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$1,414	91.3%	$2,293	90.4%	$(879)	(38.3%)
International	134	8.7%	244	9.6%	(110)	(45.1%)
	$1,548	100.0%	$2,537	100.0%	$(989)	(39.0%)

The decrease in domestic restaurant solutions terminal sales in the first half of 2017 compared to the first half of 2016 was primarily driven by lower sales of our AccuDate 9700 terminal to our U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate Pro terminal and the initial sales of our AccuDate XL terminal in the first half of 2017.

International food safety terminal sales decreased in the first half of 2017 compared to the same period in 2016 due to decreased sales to our Latin American and Canadian distributors.

POS automation and banking:
A summary of sales of our worldwide POS automation and banking products for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$4,453	98.8%	$5,080	92.1%	$(627)	(12.3%)
International	53	1.2%	438	7.9%	(385)	(87.9%)
	$4,506	100.0%	$5,518	100.0%	$(1,012)	(18.3%)

The decrease in both domestic and international POS automation and banking printer revenue as compared to the first six months of 2016 was primarily driven by a 16% decrease in sales of our Ithaca® 9000 printer as sales for the new initiatives by McDonald's began to slow during 2017 compared to the record pace experienced in 2016.  Sales also decreased in the first half of 2017 compared to the first half of 2016 due to lower sales of our other legacy POS printers.  These decreases were partially offset by a 37% increase in the sale of our legacy banking printers in the first half of 2017 compared to the same period in 2016 due to orders received from legacy bank customers.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$6,279	69.0%	$5,833	55.1%	$446	7.6%
International	2,823	31.0%	4,759	44.9%	(1,936)	(40.7%)
	$9,102	100.0%	$10,592	100.0%	$(1,490)	(14.1%)

The increase in domestic sales of our casino and gaming products in the first half of 2017 compared to the first half of 2016 was due primarily to 23% higher sales of our thermal casino printers due mainly to strength in the overall domestic casino market, including higher sales to our OEMs to support two new casino openings.  This increase was partially offset by a decrease in domestic EPICENTRAL™ software sales of 82% as we completed no new installations during the first half of 2017 compared to two domestic installations in the first half of 2016.  Sales of Epicentral™ are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming printer sales declined in the first half of 2017 compared to the first half of 2016 due to a 60% decrease in international sales of our thermal casino printers in Europe, Asia and Australia.  This decrease was partially offset by a 16% increase in sales of our off-premise gaming printers, primarily to our European distributor for the sports betting market in Europe.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery:
A summary of sales of our worldwide lottery printers for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$4,600	79.8%	$4,924	96.8%	$(324)	(6.6%)
International	1,168	20.2%	161	3.2%	1,007	625.5%
	$5,768	100.0%	$5,085	100.0%	$683	13.4%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.

International lottery sales increased due to sales of lottery printers to IGT for the Canadian lottery in the first half 2017 and no comparable sales occurring in 2016.

Printrex:
A summary of sales of our worldwide Printrex printers  for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$370	80.4%	$262	79.2%	$108	41.2%
International	90	19.6%	69	20.8%	21	30.4%
	$460	100.0%	$331	100.0%	$129	39.0%

The increase in Printrex printers was due to a 122% increase  in domestic and international sales in medical and mobile printers primarily due to a one-time order for our mobile printer and a 21% increase in domestic and international sales of our oil and gas printers due to improved demand in the first half of 2017 compared to the first half of 2016.

TSG:
A summary of sales in our worldwide TSG market for the six months ended June 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Six months ended		Six months ended		Change
	June 30, 2017		June 30, 2016		$	%
Domestic	$5,931	95.5%	$4,738	93.0%	$1,193	25.2%
International	278	4.5%	357	7.0%	(79)	(22.1%)
	$6,209	100.0%	$5,095	100.0%	$1,114	21.9%

The increase in domestic revenue from TSG was due primarily to a 61% increase in replacement parts and accessories in the first half of 2017 compared to the same period in the prior year due to IGT's higher volume purchases of spare parts for the lottery market in the first half of 2017.  This increase was partially offset by a 6% decrease in non-Printrex consumables, largely for legacy POS printers, in the first half of 2017 compared to the first half of 2016.

Internationally, TSG revenue decreased primarily due to 29% and 49% lower sales of replacement parts and accessories and services, respectively, in the first half of 2017 compared to the first half of 2016.

Gross Profit.  Gross profit information for the six months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$12,523	$11,868	5.5%	45.4%	40.7%

Gross profit increased $655,000, or 6%, due primarily to a more favorable sales mix in the first half of 2017 compared to the first half of 2016.  Our 2017 sales included a greater proportion of higher margin spare part sales to IGT which largely led to a 470 basis point increase in our gross margin in the first half of 2017 compared the first half of 2016.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the six months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$2,013	$2,325	(13.4%)	7.3%	8.0%

Engineering, design and product development expenses decreased $312,000, or 13%, due primarily to higher product development costs in the first half of 2016 related to the substantial completion of certain software development projects for our Epicentral™ software and restaurant solutions terminals compared to the second half of 2017.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the six months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$3,706	$3,652	1.5%	13.4%	12.5%

Selling and marketing expenses increased by $54,000, or 2%, in the first half of 2017 compared to the first half of 2016 due to incurring increased expenditures related to the buildup of our internal sales infrastructure and direct marketing campaigns targeted to the restaurant solutions market.  The increases from our restaurant solutions investments were partially offset by lower travel costs and sales commissions incurred in the first half of 2017 compared to the first half of 2016.

Operating Expenses - General and Administrative. General and administrative expense information for the six months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$4,082	$3,852	6.0%	14.8%	13.2%

General and administrative expenses increased by $230,000, or 6%, in the first half of 2017 compared to the first half of 2016 primarily due to higher recruiting expenses related to the planned expansion of our sales staff for our restaurant solutions market as well as higher legal expenses incurred during the first half of 2017.

Operating Income.  Operating income information for the six months ended June 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Six months ended June 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$2,722	$2,039	33.5%	9.9%	7.0%

Our operating income increased by $683,000, or 34%, primarily due to improved gross margin, somewhat offset by 5% lower sales, in the first half of 2017 compared to the first half of 2016.

Interest expense.  We recorded net interest expense of $16,000 in the first half of 2017 compared to $11,000 in the first half of 2016.

Other expense, net.  We recorded other expense of $8,000 in the first half of 2017 compared to other income of $16,000 in the first half of 2016.  The change was primarily due to foreign currency transaction exchange losses of $8,000 recorded in the first half of 2017 compared to foreign currency transaction exchange gains of $11,000 recorded in the first half of 2016 and, to a lesser extent, a gain of $5,000 recorded on the disposal of a fixed asset in the first half of 2016.

Income Taxes.  We recorded an income tax provision for the first half of 2017 of $888,000 at an effective tax rate of 32.9%, compared to an income tax provision during the first half of 2016 of $666,000 at an effective tax rate of 32.6%.

Net Income.  We reported net income during the first half of 2017 of $1,810,000, or $0.24 per diluted share, compared to $1,378,000, or $0.18 per diluted share, for the first half of 2016.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2017 or 2016.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2017, our cash and cash equivalents balance increased $2,374,000, or 95%, from December 31, 2016 and we ended the second quarter of 2017 with $4,877,000 in cash and cash equivalents, of which $145,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,971,000 in the first six months of 2017 as compared to our cash provided by operating activities of $1,898,000 in the first six months of 2016:

During the first six months of 2017:
●	We reported net income of $1,810,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $898,000.
●	Accounts receivable decreased $3,184,000, or 30%, due to the collection of receivables related to sales made in the fourth quarter of 2016.
●
Inventories decreased $189,000, or 2%, due to the sell through of inventory on hand at the end of 2016 largely offset by increased purchases of inventory in 2017 to support anticipated sales of our restaurant solutions terminals.

●	Prepaid income taxes increased $210,000 due to the timing of estimated income tax payments made in the first half of 2017.
● ●
Other current assets and long-term assets increased $299,000, or 73%, due largely to advance payments made in the first quarter of 2017 for annual ERP software maintenance expense and prepaid engineering expenses related to the development of our restaurant solutions terminals.
Accounts payable decreased $1,527,000, or 31%, due primarily to increased inventory purchases towards the end of the fourth quarter of 2016 and subsequently paid in the first half of 2017.

During the first six months of 2016:
●	We reported net income of $1,378,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $948,000.
●	Accounts receivable increased $3,203,000, or 45%, due to the increase and timing of sales during the second quarter of 2016.
●	Inventories decreased $2,273,000, or 20%, due to the sell through of inventory on hand during 2016.
●	Accounts payable increased $1,871,000, or 71% due primarily to increased inventory purchases towards the end of second quarter 2016.
●	Accrued liabilities and other liabilities decreased $1,272,000 due primarily to the payment of 2015 annual bonuses in March 2016.

Investing activities:  Our capital expenditures were $409,000 and $330,000 in the first six months of 2017 and 2016, respectively.  Expenditures in the 2017 period were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment and leasehold improvements at our Ithaca, NY facility to upgrade to LED lighting.  Expenditures in the 2016 period were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment and purchases of furniture and fixtures.

Capital expenditures for full year 2017 are expected to be approximately $1,000,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases and leasehold improvements at our Ithaca facility.

Financing activities:  We used $1,183,000 of cash from financing activities during the first six months of 2017 to pay dividends of $1,250,000 to common shareholders and $18,000 related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $85,000.  During the first six months of 2016, we used $3,482,000 of cash from financing activities to pay dividends of $1,232,000 to common shareholders and to purchase $2,273,000 of common stock for treasury, partially offset by proceeds from stock options exercises of $23,000.

Credit Facility and Borrowings
The TD Bank Credit Facility provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  We may use up to $10,000,000 of revolving credit loans to fund future cash dividend payments or treasury share buybacks.  We expect to renew our credit facility with TD Bank or replace it with a similar credit facility from another institution prior to its expiration on November 27, 2017.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2017.  The following table lists the financial covenants and the performance measurements at June 30, 2017:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2017
Operating cash flow / Total debt service	Minimum of 1.25 times	70.78
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of June 30, 2017, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board's approval each quarter.  For the three months ended June 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling approximately $663,000, which was paid in June 2017 to common shareholders of record at the close of business on May 19, 2017.  For the six months ended June 30, 2017, dividends declared and paid totaled $1,250,000, or $0.17 per share. We expect to pay approximately $2,600,000 in cash dividends to our common shareholders during 2017.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program").  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the six months ended June 30, 2017, we purchased no shares of our common stock. During the six months ended June 30, 2016 we repurchased 287,791 shares of our common stock for approximately $2,273,000 at an average price per share of $7.90.

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

The disclosure of our exposure to market risk is set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  There has been no material change in our exposure to market risk during the six months ended June 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the six months ended June 30, 2017, we purchased no shares of our common stock.  As of June 30, 2017, $1,429,000  remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
April 1, 2017 – April 30, 2017	-	$-	-	$1,429,000
May 1, 2017 - May 31, 2017	-	-	-	$1,429,000
June 1, 2017 - June 30, 2017	-	-	-	$1,429,000
Total	-	$-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.                           EXHIBITS

Exhibit 10.1	Amendment to 2014 Equity Incentive Plan approved by Shareholders on May 22, 2017.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
August 9, 2017	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
10.1	Amendment to 2014 Equity Incentive Plan approved by Shareholders on May 22, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.