Form 10-Q
period 2017-09-30
TRANSACT TECHNOLOGIES INC
filed 2017-11-09
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017
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

As of October 31, 2017, the number of shares outstanding of the Company's common stock, $0.01 par value, was 7,365,813.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,525	$2,503
Accounts receivable, net	11,331	10,585
Inventories, net	8,171	9,707
Other current assets	834	372
Total current assets	23,861	23,167

Fixed assets, net of accumulated depreciation of $19,604 and $19,215, respectively	2,237	2,241
Goodwill	2,621	2,621
Deferred tax assets	3,549	3,432
Intangible assets, net of accumulated amortization of $3,335, and $3,122, respectively	332	545
Other assets	36	36
	8,775	8,875
Total assets	$32,636	$32,042

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,009	$4,894
Accrued liabilities	2,666	2,394
Income taxes payable	143	19
Deferred revenue	152	117
Total current liabilities	5,970	7,424

Deferred revenue, net of current portion	67	67
Deferred rent, net of current portion	269	178
Other liabilities	212	264
	548	509
Total liabilities	6,518	7,933

Shareholders' equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,254,245 and 11,185,331 shares issued, respectively; 7,365,813 and 7,333,364 shares outstanding, respectively	112	112
Additional paid-in capital	30,377	29,701
Retained earnings	25,838	24,157
Accumulated other comprehensive loss, net of tax	(99)	(109)
Treasury stock, at cost, 3,888,432 and 3,851,967 shares	(30,110)	(29,752)
Total shareholders' equity	26,118	24,109
Total liabilities and shareholders' equity	$32,636	$32,042

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net sales	$15,524	$14,474	$43,117	$43,632
Cost of sales	8,005	8,559	23,075	25,849

Gross profit	7,519	5,915	20,042	17,783

Operating expenses:
Engineering, design and product development	1,147	1,133	3,160	3,458
Selling and marketing	1,895	1,808	5,601	5,460
General and administrative	1,886	1,737	5,968	5,589
	4,928	4,678	14,729	14,507

Operating income	2,591	1,237	5,313	3,276
Interest and other income (expense):
Interest, net	(9)	(7)	(25)	(18)
Other, net	-	(3)	(8)	13
	(9)	(10)	(33)	(5)

Income before income taxes	2,582	1,227	5,280	3,271
Income tax provision	769	344	1,657	1,010
Net income	$1,813	$883	$3,623	$2,261

Net income per common share:
Basic	$0.24	$0.12	$0.49	$0.29
Diluted	$0.24	$0.12	$0.48	$0.29

Shares used in per-share calculation:
Basic	7,408	7,498	7,404	7,673
Diluted	7,586	7,549	7,504	7,724

Dividends declared and paid per common share:	$0.09	$0.08	$0.26	$0.24

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$1,813	$883	$3,623	$2,261
Foreign currency translation adjustment, net of tax	3	(3)	10	(21)
Comprehensive income	$1,816	$880	$3,633	$2,240

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$3,623	$2,261
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	484	473
Depreciation and amortization	866	962
Deferred income tax provision	(122)	238
Loss (gain) on the sale of fixed assets	-	(5)
Foreign currency transaction losses (gains)	11	(12)
Changes in operating assets and liabilities:
Accounts receivable	(740)	(3,313)
Inventories	1,539	1,852
Prepaid income taxes	(22)	(695)
Other current and long term assets	(435)	(6)
Accounts payable	(1,943)	2,899
Accrued liabilities and other liabilities	355	(1,419)
Net cash provided by operating activities	3,616	3,235

Cash flows from investing activities:
Capital expenditures	(590)	(454)
Proceeds from sale of fixed assets	-	8
Net cash used in investing activities	(590)	(446)

Cash flows from financing activities:
Payment of dividends on common stock	(1,911)	(1,827)
Purchases of common stock for treasury	(358)	(3,242)
Proceeds from stock option exercises	294	23
Withholding taxes paid on stock issuances	(23)	-
Net cash used in financing activities	(1,998)	(5,046)

Effect of exchange rate changes on cash and cash equivalents	(6)	(17)

Increase (decrease) in cash and cash equivalents	1,022	(2,274)
Cash and cash equivalents, beginning of period	2,503	4,473
Cash and cash equivalents, end of period	$3,525	$2,199

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$168	$175

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2016 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

2. Inventories, net

The components of inventories, net are:

	September 30, 2017	December 31, 2016
	(In thousands)

Raw materials and purchased component parts	$6,525	$6,298
Work-in-process	1	8
Finished goods	1,645	3,401
	$8,171	$9,707

3. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)

Balance, beginning of period	$267	$277
Warranties issued	184	206
Warranty settlements	(187)	(200)
Balance, end of period	$264	$283

As of September 30, 2017, $184,000 of the accrued product warranty liability is classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $80,000 is classified as long-term in "Other liabilities".

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)

Net income	$1,813	$883	$3,623	$2,261

Shares:
Basic: Weighted average common shares outstanding	7,408	7,498	7,404	7,673
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	178	51	100	51
Diluted: Weighted average common and common equivalent shares outstanding	7,586	7,549	7,504	7,724

Net income per common share:
Basic	$0.24	$0.12	$0.49	$0.29
Diluted	$0.24	$0.12	$0.48	$0.29

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended September 30, 2017 and 2016, there were 382,000 and 833,000, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2017 and 2016, there were 404,000 and 833,000, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders' equity

Changes in shareholders' equity for the nine months ended September 30, 2017 were as follows (in thousands):

Balance at December 31, 2016	$24,109
Net income	3,623
Share-based compensation expense	484
Issuance of shares from exercise of stock options	294
Foreign currency translation adjustment	10
Relinquishment of stock options upon exercise and fully vested deferred stock units	(23)
Reversal of deferred tax asset in connection with stock options forfeited	(110)
Purchase of common stock for treasury	(358)
Dividends declared and paid on common stock	(1,911)
Balance at September 30, 2017	$26,118

For the three months ended September 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $661,000, which was paid in September 2017 to common shareholders of record at the close of business on August 21 2017.  For the three months ended September 30, 2016, dividends declared and paid totaled $595,000, or $0.08 per share.  For the nine months ended  September 30, 2017 and 2016, dividends declared and paid totaled $1,911,000, or $0.26 per share, and $1,827,000, or $0.24 per share, respectively.

6. Income taxes

We recorded an income tax provision for the third quarter of 2017 of $769,000 at an effective tax rate of 29.8%, compared to an income tax provision during the third quarter of 2016 of $344,000 at an effective tax rate of 28.0%.  For the nine months ended September 30, 2017, we recorded an income tax provision of $1,657,000 at an effective tax rate of 31.4%, compared to an income tax provision during the nine months ended September 30, 2016 of $1,010,000 at an effective tax rate of 30.9%.  Our effective tax rate for the third quarter of 2017 was higher due to certain tax credits having less of an impact on significantly higher pre-tax income in the third quarter of 2017 compared to the third quarter of 2016.

We are subject to U.S. federal income tax, as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2013.  During 2013, an examination of our 2010 federal tax return was completed.  However, our federal tax returns for the years 2014 through 2016 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  No state or foreign tax jurisdiction income tax returns are currently under examination. As of September 30, 2017, we had $80,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the third quarter of 2017, we recognized $31,000 of previously unrecognized tax benefits as the statute of limitations on the use of our 2013 R&D credits expired during the third quarter of 2017.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of September 30, 2017, we have $14,000 of accrued interest and penalties related to uncertain tax positions.

7. Accounting pronouncements

The following accounting pronouncements will be adopted in future reporting periods:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements. In applying the amended guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities have the option of using either a full retrospective approach or modified retrospective approach to adopt the amended guidance.  The amended guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.  We are currently evaluating the impact this ASU may have on our consolidated financial position, results of operations or cash flows.  During the first quarter of 2017, we engaged a national accounting firm to assist management in implementing the new standard.

We have developed a project plan to review our revenue streams and determine the impact of the new standard, if any, to each revenue stream.  We have made significant progress on our project plan but have not finalized our evaluation on whether the new standard will result in changes to our revenue recognition policies.  During the remainder of the year we will continue to evaluate the potential impact, and if needed, establish policies, identify system impacts, integrate the standard into the financial reporting processes and systems, and develop an understanding of the financial impact of this standard on the Company's consolidated financial statements. The Company currently anticipates adopting the amended guidance using the modified retrospective transition approach, with any cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.  The provisions of this standard are effective for interim and annual periods beginning after December 15, 2017.  We will adopt the amended guidance on January 1, 2018, at which time it becomes effective for the Company.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases, and is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this standard are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We are currently evaluating the impact that the adoption of ASU 2017-04 will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation: Scope of modification accounting".  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including during an interim period for which financial statements have not yet been made available for issuance.  The amendments should be applied prospectively to an award modified on or after the adoption date.  We will adopt ASU 2017-09 in our consolidated financial statements in the first quarter of 2018 and the adoption is not expected to have an impact on our financial statements.
The following accounting pronouncements were adopted during 2017:

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The provisions of this ASU became effective for years beginning after December 15, 2016.  We adopted this guidance in the first quarter of 2017 and the adoption has not resulted in a change to the value of inventory.

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

We adopted ASU 2016-09 in the first quarter of 2017.  This adoption required us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  In the first nine months of 2017, there were 70,560 options exercised that required $18,000 of excess tax benefits to be recorded in the provision for income taxes.  In the first nine months of 2016, there were 3,750 options exercised that required $1,000 of excess tax benefits to be recorded in additional paid-in-capital, as was required pursuant to the prior accounting guidance.

In connection with the adoption of ASU 2016-09, in the first quarter of 2017, we made an accounting policy election to no longer estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.  This election required the cumulative effect of the change to be recorded to retained earnings.  As of January 1, 2017, we recorded $31,000 to decrease retained earnings and increase additional paid-in capital for the difference between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures.

The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $23,000 for the first nine months of 2017.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2017.

Results of Operations: Three months ended September 30, 2017 compared to three months ended September 30, 2016

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Restaurant solutions	$1,803	11.6%	$969	6.7%	$834	86.1%
POS automation and banking	1,829	11.8%	2,889	20.0%	(1,060)	(36.7%)
Casino and gaming	5,111	32.9%	5,612	38.8%	(501)	(8.9%)
Lottery	2,160	13.9%	2,226	15.4%	(66)	(3.0%)
Printrex	358	2.3%	67	0.4%	291	434.3%
TSG	4,263	27.5%	2,711	18.7%	1,552	57.2%
	$15,524	100.0%	$14,474	100.0%	$1,050	7.3%

International *	$2,050	13.2%	$3,368	23.3%	$(1,318)	(39.1%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the third quarter of 2017 increased $1,050,000, or 7%, from the same period in 2016.  Although overall sales increased due to increased sales contributions from our TSG market and increased sales of our higher priced restaurant solution terminals, printer and terminal sales volume decreased 15% to approximately 38,000 units.  Our printer and terminal sales volume decrease was driven by a 37% decrease in unit volume from the POS automation and banking market, a 14% decrease in unit volume in the casino and gaming market and, to a lesser extent, a 3% decrease in unit volume in the lottery market.  These decreases were partially offset by an 80% increase in unit volume from the restaurant solutions market. The average selling price of our printers and terminals increased approximately 10% in the third quarter of 2017 compared to the third quarter of 2016 due to a combination of increased volume of restaurant solution terminals, which carry a higher price than our other products, and decreased volume of POS automation and banking printers sold during the third quarter of 2017, which carry a lower price than our other products.

International sales decreased $1,318,000, or 39%, due primarily to a 44% decrease in sales in the international casino and gaming market.
Restaurant Solutions:
Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve, convenient and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.   A summary of sales of our worldwide restaurant solutions products for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$1,685	93.5%	$886	91.4%	$799	90.2%
International	118	6.5%	83	8.6%	35	42.2%
	$1,803	100.0%	$969	100.0%	$834	86.1%

The increase in domestic restaurant solutions revenue from the third quarter of 2016 was primarily driven by higher sales of our AccuDate 9700 terminal to McDonald's to support a new food item initiative introduced in the third quarter of 2017 as well as, but to a lesser extent, growing sales of our AccuDate Pro and XL terminals.  During the third quarter, we also completed the effort to staff our sales team devoted exclusively to the restaurant solutions product line.  We expect sales of our restaurant solutions terminals to remain strong for the remainder of 2017 as we have started to see the benefits from the strategic selling and marketing investments initiated in the first half of 2017.

International restaurant solution sales increased in the third quarter of 2017 compared to the third quarter of 2016 due to higher sales to our European distributor and McDonald's internationally.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.   A summary of sales of our worldwide POS automation and banking products for the three months ended September 30, 2017 and  2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$1,697	92.8%	$2,672	92.5%	$(975)	(36.5%)
International	132	7.2%	217	7.5%	(85)	(39.2%)
	$1,829	100.0%	$2,889	100.0%	$(1,060)	(36.7%)

The decrease in domestic POS automation and banking product revenue from the third quarter of 2016 was primarily driven by a 37% decrease in sales of our Ithaca® 9000 printer, as the new initiatives being rolled out by McDonald's are nearing completion during the third quarter of 2017 compared to the record pace in the second and third quarters of 2016.  We expect sales of our Ithaca® 9000 to McDonald's to decrease for the full year 2017 compared to the full year 2016 as McDonald's nears completion of the implementation of their initiatives that use the Ithaca® 9000 which began in 2015.  Additionally, we experienced 33% lower sales of our legacy banking and other POS printers for the third quarter of 2017 compared to the third quarter of 2016.  We expect sales of these legacy products to continue to decline during 2017, as we continue to deemphasize these products and shift sales focus to our newer restaurant solution products.

International POS automation and banking sales decreased due to 33% lower international sales of our Ithaca® 9000 printer in the third quarter of 2017 compared to the third quarter of 2016 resulting from completion of a Canadian kiosk initiative for McDonald's that started in 2015.

Casino and gaming:
Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks ("racinos") and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$3,511	68.7%	$2,779	49.5%	$732	26.3%
International	1,600	31.3%	2,833	50.5%	(1,233)	(43.5%)
	$5,111	100.0%	$5,612	100.0%	$(501)	(8.9%)

The increase in domestic sales of our casino and gaming products was partially due to a 17% increase in thermal casino printer sales in the third quarter of 2017 compared to the third quarter of 2016 due to strength in the overall domestic casino market.  Additionally, EPICENTRAL™ software sales were five times higher compared to the third quarter of 2016 due to two completed domestic installations in the third quarter of 2017 compared to no new domestic installations completed in the third quarter of 2016.  Sales of EPICENTRAL™ are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales was primarily due to a 75% decrease in sales in the third quarter of 2017 compared to the same period in 2016 of our off-premise gaming printers to our European and Australian distributor.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.  We also experienced lower international Epicentral™ software sales in the third quarter of 2017 compared to the third quarter of 2016, as we had no new foreign installations in the third quarter of 2017 compared to one completed installation in the same prior year period.  Effective December 31, 2017, we terminated the relationship with our worldwide casino and gaming distributor and we plan to begin to sell directly to our slot manufacturers and end user casino and gaming customers.  As a result, we expect sales for the remainder of 2017 and early 2018 may temporarily be impacted during the transition period until our direct sales efforts take hold.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology and its subsidiaries ("IGT") for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$2,149	99.5%	$2,184	98.1%	$(35)	(1.6%)
International	11	0.5%	42	1.9%	(31)	(73.8%)
	$2,160	100.0%	$2,226	100.0%	$(66)	(3.0%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$258	72.1%	$64	95.5%	$194	303.1%
International	100	27.9%	3	4.5%	97	3,233.3%
	$358	100.0%	$67	100.0%	$291	434.3%

The increase in sales of Printrex printers in the third quarter of 2017 compared to the third quarter of 2016 resulted primarily from a 511% increase in domestic and international sales of our oil and gas printers.  Though we have seen demand from our oil and gas customers steadily increase throughout 2017, we expect 2017 fourth quarter sales to be relatively consistent with the third quarter of 2017.

TSG:
Revenue from TSG includes sales of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$4,174	97.9%	$2,521	93.0%	$1,653	65.6%
International	89	2.1%	190	7.0%	(101)	(53.2%)
	$4,263	100.0%	$2,711	100.0%	$1,552	57.2%

The increase in domestic revenue from TSG for the third quarter of 2017 compared to the prior year period was primarily due to a 157% increase in sales of  replacement parts and accessories as the installed base of our thermal lottery printers continues to grow and lotteries continue to extend lottery contracts utilizing the existing hardware, including our printer in the third quarter of 2017.  TSG sales for the third quarter of 2017 also benefited from growing revenue contribution from our new line of AccuDate food safety labels as well as maintenance and support services for our AccuDate XL terminals.  These increases were partially offset by 15% lower sales of non-Printrex consumables, largely from the decline of HP inkjet cartridge sales, as we continue to deemphasize our sales of these commoditized consumable products.  We expect TSG sales to be higher in the fourth quarter of 2017 compared to the fourth quarter of 2016 due to increased orders for replacement parts for the lottery market.

Internationally, TSG revenue decreased primarily due to a 63% decrease in sales of replacement parts and accessories in the third quarter of 2017 compared to the third quarter of 2016.

Gross Profit.  Gross profit information for the three months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$7,519	$5,915	27.1%	48.4%	40.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL™ print system.  In the third quarter of 2017, gross profit increased $1,604,000, or 27%, and our gross margin improved 750 basis points to a record high of 48.4%.  These increases were driven by a more favorable sales mix in the third quarter of 2017 compared to the third quarter of 2016, due to a greater portion of sales coming from the sale of spare parts, restaurant solution terminals and EPICENTRAL™ software, in the third quarter of 2017.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the three months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,147	$1,133	1.2%	7.4%	7.8%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses increased slightly by 1% in the third quarter of 2017 compared to the third quarter of 2016.  Higher engineering and development expenses for our restaurant solutions products were almost entirely offset by decreased software development expenses for our EPICENTRAL™ software in the third quarter of 2017 compared to the third quarter of 2016.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,895	$1,808	4.8%	12.2%	12.5%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses increased by $87,000, or 5%, in the third quarter of 2017 compared to the third quarter of 2016 as we completed the build-out of our internal infrastructure, including the hiring of a direct sales force and implementation of a direct marketing campaign dedicated to the restaurant solutions market in 2017.  The increase in expenses was partially offset by lower tradeshow costs as our largest tradeshow, G2E, was held in October 2017 compared to September 2016.  We expect selling and marketing expenses to be higher for the full year 2017 compared to full year 2016, as we have committed more resources for our internal infrastructure and continue our direct marketing campaigns targeted to the restaurant solutions market to address significant market opportunities.  In addition, we expect to incur incremental selling and marketing expenses in the fourth quarter 2017 as we begin to implement our plan to terminate the relationship with our international casino and gaming distributor and begin selling direct to slot manufacturers and end user casino and gaming customers in Europe beginning in 2018.

Operating Expenses - General and Administrative. General and administrative expense information for the three months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$1,886	$1,737	8.6%	12.1%	12.0%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $149,000, or 9%, in the third quarter of 2017 compared to the third quarter of 2016 due primarily to higher incentive compensation expense recorded in the third quarter of 2017.  We expect general and administrative expenses for the full year 2017 to be higher than the full year 2016 due primarily to the recruiting expenses for the restaurant solutions market explained in the selling and marketing section above.

Operating Income.  Operating income information for the three months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$2,591	$1,237	109.5%	16.7%	8.5%

Our operating income more than doubled in the third quarter of 2017, increasing by $1,354,000 compared to the third quarter of 2016, and our operating margin increased to 16.7% of net sales largely due to higher gross margin combined with a 7% increase in total sales, partially offset by 5% higher operating expenses in the third quarter of 2017 compared to the third quarter of 2016.

Interest expense.  We recorded net interest expense of $9,000 in the third quarter of 2017 compared to $7,000 in the third quarter of 2016.  We do not expect significant changes in net interest expense for the remainder of 2017.

Other expense, net.  We recorded no other income or expense in the third quarter of 2017 compared to other expense of $3,000 in the third quarter of 2016.  Foreign exchange transaction losses recorded in the third quarter of 2017 were offset by a gain on the sale of scrapped tooling.  In the third quarter of 2016, we recorded $3,000 of foreign currency transaction exchange losses.

Income Taxes.  We recorded an income tax provision for the third quarter of 2017 of $769,000 at an effective tax rate of 29.8%, compared to an income tax provision during the third quarter of 2016 of $344,000 at an effective tax rate of 28.0%.  The effective tax rate for the third quarter of 2017 was higher due to certain tax credits having less of an impact on significantly higher pre-tax income in the third quarter of 2017 compared to the third quarter of 2016.  We expect our effective tax rate to be between 32% and 33% for the full year 2017.
Net Income.  We reported net income for the third quarter of 2017 of $1,813,000, or $0.24 per diluted share.  This is compared to $883,000, or $0.12 per diluted share, for the third quarter of 2016.

Results of Operations: Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Restaurant solutions	$3,351	7.8%	$3,506	8.0%	$(155)	(4.4%)
POS automation and banking	6,335	14.7%	8,407	19.3%	(2,072)	(24.6%)
Casino and gaming	14,213	32.9%	16,204	37.1%	(1,991)	(12.3%)
Lottery	7,928	18.4%	7,311	16.8%	617	8.4%
Printrex	818	1.9%	398	0.9%	420	105.5%
TSG	10,472	24.3%	7,806	17.9%	2,666	34.2%
	$43,117	100.0%	$43,632	100.0%	$(515)	(1.2%)

International *	$6,596	15.3%	$9,396	21.5%	$(2,800)	(29.8%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first nine months of 2017 decreased $515,000, or 1%, from the same period in 2016. Printer sales volume decreased by 12% to approximately 118,000 units for the first nine months of 2017 driven primarily by a 25% and 13% decrease in unit volume from the POS automation and banking market and casino and gaming market, respectively, and to a lesser extent a 10% decrease in the restaurant solutions market.  These decreases were partially offset by increased sales volume in the lottery market and Printrex market of 4% and 125%, respectively. The average selling price of our printers increased 4% during the first nine months of 2017 compared to the first nine months of 2016, primarily due to decreased volume of POS automation and banking printers sold during the first nine months of 2017, which carry lower prices than our other products.

International sales decreased $2,800,000, or 30%, primarily driven by 42% lower international sales in the casino and gaming market.  This decrease was partially offset by a $1 million sales increase in our international lottery market during the first nine months of 2017.

Restaurant solutions:
A summary of sales of our worldwide restaurant solutions products for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$3,099	92.5%	$3,179	90.7%	$(80)	(2.5%)
International	252	7.5%	327	9.3%	(75)	(22.9%)
	$3,351	100.0%	$3,506	100.0%	$(155)	(4.4%)

The decrease in domestic restaurant solutions terminal sales in the first nine months of 2017 compared to the first nine months of 2016 was primarily driven by lower sales of our AccuDate 9700 terminal to our U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate 9700 terminal to McDonald's, increased sales of our AccuDate Pro terminal and the initial sales of our AccuDate XL terminal in the first nine months of 2017.

International food safety terminal sales decreased in the first nine months of 2017 compared to the same period in 2016 due to decreased sales to our Latin American and Canadian distributors.

POS automation and banking:
A summary of sales of our worldwide POS automation and banking products for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$6,150	97.1%	$7,752	92.2%	$(1,602)	(20.7%)
International	185	2.9%	655	7.8%	(470)	(71.8%)
	$6,335	100.0%	$8,407	100.0%	$(2,072)	(24.6%)

The decrease in both domestic and international POS automation and banking printer revenue compared to the first nine months of 2016 was primarily driven by a 23% decrease in sales of our Ithaca® 9000 printer, as sales to McDonald's began to slow during 2017 compared to the record pace experienced in 2016.  Sales also decreased in the first nine months of 2017 compared to the first nine months of 2016 due to a 35% decline in sales of our other legacy POS and banking printers.  We expect sales of these legacy products to continue to decline during 2017, as we continue to deemphasize these products and shift focus to our newer restaurant solution products.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$9,790	68.9%	$8,612	53.1%	$1,178	13.7%
International	4,423	31.1%	7,592	46.9%	(3,169)	(41.7%)
	$14,213	100.0%	$16,204	100.0%	$(1,991)	(12.3%)

The increase in domestic sales of our casino and gaming products in the first nine months of 2017 compared to the first nine months of 2016 was due primarily to 21% higher sales of our thermal casino printers due mainly to strength in the overall domestic casino market, including higher sales to our OEMs to support two new casino openings.  This increase was partially offset by a decrease in domestic EPICENTRAL™ software sales of 31%.  We completed two EPICENTRAL™ installations in both the first nine months of 2017 and 2016, however in 2017 our installations consisted of one full-feature version of EPICENTRAL™ and our first EPICENTRAL® SE version compared to two full-feature versions of EPICENTRAL™ in the first nine months of 2016.  This was our first completed installation of EPICENTRAL® SE which is offered at a lower price compared to our full-feature version of EPICENTRAL™. Sales of EPICENTRAL™ are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming printer sales declined in the first nine months of 2017 compared to the first nine months of 2016 due to a 45% decrease in international sales of our thermal casino printers in Europe, Asia and Australia as well as a 32% decrease in international sales of our off-premise gaming printers to our European and Australian distributors.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$6,749	85.1%	$7,108	97.2%	$(359)	(5.1%)
International	1,179	14.9%	203	2.8%	976	480.8%
	$7,928	100.0%	$7,311	100.0%	$617	8.4%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.

International lottery sales increased due to sales of lottery printers to IGT for the Canadian lottery in the first nine months of 2017 and no comparable sales occurring in 2016.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$628	76.8%	$326	81.9%	$302	92.6%
International	190	23.2%	72	18.1%	118	163.9%
	$818	100.0%	$398	100.0%	$420	105.5%

The increase in Printrex printers was due to an 89% increase  in domestic and international sales of our oil and gas printers due to higher demand in the first nine months of 2017 compared to the first nine months of 2016 and a 168% increase in medical and mobile printers primarily due to sales of our mobile printer to one customer.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2017 and 2016 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2017		September 30, 2016		$	%
Domestic	$10,105	96.5%	$7,259	93.0%	$2,846	39.2%
International	367	3.5%	547	7.0%	(180)	(32.9%)
	$10,472	100.0%	$7,806	100.0%	$2,666	34.2%

The increase in domestic revenue from TSG was due primarily to a 96% increase in sales of replacement parts and accessories in the first nine months of 2017 compared to the same period in the prior year due to higher demand for spare parts in the lottery market in the first nine months of 2017.  This increase was partially offset by a 9% decrease in non-Printrex consumables, largely for legacy POS and banking printers, in the first nine months of 2017 compared to the first nine months of 2016.

Internationally, TSG revenue decreased primarily due to 41% and 42% lower sales of replacement parts and accessories and services, respectively, in the first nine months of 2017 compared to the first nine months of 2016.

Gross Profit.  Gross profit information for the nine months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$20,042	$17,783	12.7%	46.5%	40.8%

Gross profit increased $2,259,000, or 13%, due primarily to a more favorable sales mix in the first nine months of 2017 compared to the first nine months of 2016.  Our 2017 sales included a greater proportion of spare part sales and a lower portion of sales of POS automation and banking printers.  This led to a 570 basis point increase in our gross margin in the first nine months of 2017 compared the first nine months of 2016.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the nine months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$3,160	$3,458	(8.6%)	7.3%	7.9%

Engineering, design and product development expenses decreased $298,000, or 9%, due primarily to higher product development costs in the first nine months of 2016 related to the substantial completion of certain software development projects for our EPICENTRALTM software compared to the first nine months of 2017.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the nine months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$5,601	$5,460	2.6%	13.0%	12.5%

Selling and marketing expenses increased by $141,000, or 3%, in the first nine months of 2017 compared to the first nine months of 2016 due to incurring increased expenditures related to the buildup of our internal sales infrastructure and direct marketing campaigns targeted to the restaurant solutions market.  The increased expenses from our restaurant solutions investments during the first nine months of 2017 compared to the first nine months of 2016 were partially offset by lower travel and tradeshow expenses as our largest tradeshow, G2E, was held in October in 2017 compared to September in 2016.

Operating Expenses - General and Administrative. General and administrative expense information for the nine months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$5,968	$5,589	6.8%	13.8%	12.8%

General and administrative expenses increased by $379,000, or 7%, in the first nine months of 2017 compared to the first nine months of 2016 primarily due to higher recruiting expenses related to the expansion of our sales staff for our restaurant solutions market, as well as higher incentive compensation expense and legal expenses incurred during the first nine months of 2017 compared to the first nine months of 2016.  These increased expenses were partially offset by lower severance costs related to fewer headcount reductions during the first nine months of 2017 compared to the first nine months of 2016.

Operating Income.  Operating income information for the nine months ended September 30, 2017 and 2016 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2017	2016	Change	Total Sales – 2017	Total Sales - 2016
$5,313	$3,276	62.2%	12.3%	7.5%

Our operating income increased by $2,037,000, or 62%, primarily due to a 570 basis point improvement in gross margin on a favorable product mix, somewhat offset by a 2% increase in operating expenses in the first nine months of 2017 compared to the first nine months of 2016.

Interest expense.  We recorded net interest expense of $25,000 in the first nine months of 2017 compared to $18,000 in the first nine months of 2016.

Other expense, net.  We recorded other expense of $8,000 in the first nine months of 2017 compared to other income of $13,000 in the first nine months of 2016.  The change was primarily due to foreign currency transaction exchange losses of $11,000 recorded in the first nine of 2017 compared to foreign currency transaction exchange gains of $8,000 recorded in the first nine months of 2016.  In addition, we recorded a gain of $5,000 on the disposal of a fixed asset in the first nine months of 2016.

Income Taxes.  We recorded an income tax provision for the first nine months of 2017 of $1,657,000 at an effective tax rate of 31.4%, compared to an income tax provision during the first nine months of 2016 of $1,010,000 at an effective tax rate of 30.9%.

Net Income.  We reported net income during the first nine months of 2017 of $3,623,000, or $0.48 per diluted share, compared to $2,261,000, or $0.29 per diluted share, for the first nine months of 2016.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2017 or 2016.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2017, our cash and cash equivalents balance increased $1,022,000, or 41%, from December 31, 2016 and we ended the third quarter of 2017 with $3,525,000 in cash and cash equivalents, of which $249,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3,616,000 in the first nine months of 2017 compared to our cash provided by operating activities of $3,235,000 in the first nine months of 2016:

During the first nine months of 2017:
●	We reported net income of $3,623,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $1,350,000.
●	Accounts receivable increased $740,000, or 7%, due largely to a 14% increase in sales in the third quarter of 2017 compared to the fourth quarter of 2016.
●	Inventories decreased $1,539,000, or 16%, due to the sell through of inventory on hand to support sales in the third quarter of 2017.
●
Other current assets and long-term assets increased $435,000, or 107%, due largely to prepaid engineering expenses related to the development of our restaurant solutions terminals and prepaid tradeshow costs for G2E, our largest tradeshow, held in October 2017.

●
Accounts payable decreased $1,943,000, or 40%, due primarily to increased inventory purchases made towards the end of the fourth quarter of 2016 to support anticipated sales of our restaurant solutions terminals and subsequently paid in the first nine months of 2017.

●	Accrued liabilities and other liabilities increased $355,000, or 14%, due primarily to an increase in our income tax payable balance and accrued incentive compensation.

During the first nine months of 2016:
●	We reported net income of $2,261,000.
●	We recorded depreciation, amortization, and share-based compensation expense of $1,435,000.
●	Accounts receivable increased $3,313,000, or 46%, due to the increase and timing of sales during the third quarter of 2016.
●	Inventories decreased 1,852,000, or 16%, due to the sell through of inventory on hand during 2016.
●	Accounts payable increased $2,899,000, or 110% due primarily to increased inventory purchases towards the end of the third quarter 2016 and timing of payments to vendors.
●	Accrued liabilities and other liabilities decreased $1,419,000, or 34%, due primarily to the payment of 2015 annual bonuses in March 2016.

Investing activities:  Our capital expenditures were $590,000 and $454,000 in the first nine months of 2017 and 2016, respectively.  Expenditures in the 2017 period were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment and leasehold improvements at our Ithaca, NY facility to upgrade to LED lighting.  Expenditures in the 2016 period were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment and purchases of furniture and fixtures.

Capital expenditures for full year 2017 are expected to be approximately $800,000 primarily for new product tooling and tooling enhancements for our existing products, as well as for new computer software and equipment purchases and the leasehold improvements completed at our Ithaca facility.

Financing activities:  We used $1,998,000 of cash from financing activities during the first nine months of 2017 to pay dividends of $1,911,000 to common shareholders, purchase $358,000 of common stock for treasury and $23,000 related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $294,000.  During the first nine months of 2016, we used $5,046,000 of cash from financing activities to pay dividends of $1,827,000 to common shareholders and to purchase $3,242,000 of common stock for treasury, partially offset by proceeds from stock options exercises of $23,000.

Credit Facility and Borrowings
The TD Bank Credit Facility provides for a $20,000,000 revolving credit line.  On November 26, 2014, we signed an amendment to renew the TD Bank Credit Facility through November 28, 2017.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.15% on unused borrowings under the revolving credit line.  We may use up to $10,000,000 of revolving credit loans to fund future cash dividend payments or treasury share buybacks subject to applicable state law.  We expect to renew our credit facility with TD Bank prior to its expiration on November 27, 2017.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2017.  The following table lists the financial covenants and the performance measurements at September 30, 2017:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2017
Operating cash flow / Total debt service	Minimum of 1.25 times	156.46
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of September 30, 2017, borrowings available under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board's approval each quarter.  For the three months ended September 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling approximately $661,000, which was paid in September 2017 to common shareholders of record at the close of business on August 21, 2017.  For the nine months ended September 30, 2017, dividends declared and paid totaled $1,911,000, or $0.26 per share. We expect to pay approximately $2,600,000 in cash dividends to our common shareholders during 2017.

Stock Repurchase Program
On February 25, 2016, our Board of Directors approved a new stock repurchase program (the "Stock Repurchase Program").  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the nine months ended September 30, 2017, we purchased 36,465 shares of our common stock for $358,000 at an average price per share of $9.84.  During the nine months ended September 30, 2016 we repurchased 413,378 shares of our common stock for approximately $3,242,000 at an average price per share of $7.84.

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

The disclosure of our exposure to market risk is set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On February 25, 2016, our Board of Directors approved the Stock Repurchase Program.  Under the Stock Repurchase Program, we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market through December 31, 2017 at prevailing market prices based on market conditions, share price and other factors.  During the nine months ended September 30, 2017, we purchased 36,465 shares of our common stock for $358,000 at an average price per share of $9.84.  As of September 30, 2017, $1,071,000  remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
July 1, 2017 - July 31, 2017	-	$-	-	$1,429,000
August 1, 2017 - August 31, 2017	36,465	9.84	358,000	$1,071,000
September 1, 2017 - September 30, 2017	-	-	-	$1,071,000
Total	36,465	$9.84	358,000

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.                           EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
November 9, 2017	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)