Form 10-K
period 2017-12-31
TRANSACT TECHNOLOGIES INC
filed 2018-03-21
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company"  and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $58,800,000 based on the last sale price on June 30, 2017.

As of February 28, 2018, the number of shares outstanding of the Registrant's common stock, $0.01 par value, was 7,494,228.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, point of sale ("POS") automation and banking, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca®, Printrex® and Responder® brand names. Known and respected worldwide for innovative designs and real-world service reliability, our thermal, inkjet and impact printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), select distributors, as well as directly to end-users. Our product distribution spans across the Americas, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group ("TSG"), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. Our primary operating, hardware research and development, and eastern region service center is located in Ithaca, NY.  In addition, we have a casino and gaming sales headquarters, software research and development and western region service center in Las Vegas, NV, a European sales and service center in the United Kingdom, and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT, 06518, with a telephone number of (203) 859-6800.

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

Restaurant Solutions: Our line of AccuDate terminals for the restaurant solutions market combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve, convince and hospitality establishments) effectively manage food spoilage and automate and manage back-of-the-restaurant operations.  Our newest addition to the AccuDate product line, the AccuDate XL, is a unique Android® 5.0-based restaurant management terminal specifically designed to meet the food prep management and labeling needs of the restaurant and hospitality industries.  Customers buying the AccuDate XL with Jolt software can utilize the terminal for food expiration date labeling and Grab & Go labeling, along with account management and an analytics portal.  TransAct's AccuDate® XL restaurant management terminal, integrated with CrunchTime's KitchenSync App, provides an innovative platform that revolutionizes food preparation, food management and other back-of-house processes.  In the restaurant solutions market, we use an internal sales force and, to a lesser extent distributors, to solicit sales directly from end-users.

POS automation and banking: Our POS automation and banking printers include hundreds of optional configurations that can be selected to meet particular customer needs.  We believe that this is a significant competitive strength, as it allows us to satisfy a wide variety of printing applications that our customers request.  In the POS market, we sell several models of printers utilizing thermal and impact printing technology.  Our POS printers are used primarily by restaurants (including fine dining, casual dining, quick-serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  In the banking market, we sell inkjet printers that are used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.   In the banking market, we primarily sell our products directly to end-user banks and financial institutions through the use of our internal sales force and, to a lesser extent, resellers.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals ("VLTs") and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos, racetracks and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets or receipts in monochrome, and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal roll-fed printing technology for use in non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals and other off-premise gaming type machines around the world.  We sell our casino and gaming products primarily to (1) slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through the end of 2017 our primary worldwide distributor, Suzo-Happ Group.  However, effective January 1, 2018, we replaced Suzo-Happ Group with new distributors in Asia and Australia and adopted a direct selling model in Europe utilizing our UK sales office.  We also maintain a dedicated internal sales force to solicit sales from slot machine manufacturers and casinos, as well as to manage sales through our distributors.

We also offer a software solution, the EPICENTRAL™ Print System ("EPICENTRAL™" and "EPICENTRAL® SE"), including annual software maintenance, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine. With EPICENTRAL™, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.  In 2017, we introduced EPICENTRAL ® SE a system edition version our software solution, that is specifically designed to work with the existing bonusing modules of casino slot machine management systems.  In addition, EPICENTRAL® SE provides an upgrade path to a full EPICENTRALTM implementation should an operator seek to expand their promotion and bonusing options beyond what the current slot machine management systems offer.

Lottery:  We primarily supply lottery printers to International Gaming Technology and its subsidiaries ("IGT"), our largest customer and the world's largest provider of lottery terminals.  In addition, during 2015 we launched a new lottery printer, the Epic 3000, that we sell to other lottery system customers beyond IGT.  These printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  Sales of our lottery products are made directly to IGT and other lottery system customers, and are managed by an internal sales representative.

Printrex:  Printrex printers include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at data centers of the oil and gas field service companies.  In addition, we sell vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  We primarily sell our Printrex products directly to oil field service and drilling companies and OEM's, as well as through regional distributors in the United States, Europe, Canada and Asia. We also maintain a dedicated Printrex internal sales representative.  We primarily sell our mobile printer through a single U.S. distributor.

TSG:  Through TSG, we proactively market the sale of consumable products (including inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services and testing services for all of our products and certain competitor's products.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, 24-hour guaranteed replacement product service called TransAct Xpress™ and TransAct Care, and other repair services for our printers and terminals.  Within the United States, we provide repair services through our eastern region service center in Ithaca, NY and our western region service center in Las Vegas, NV.  Internationally, we provide repair services through our European service center located in Doncaster, United Kingdom, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Approximately 99% of our printer and terminal production is primarily through three third-party contract manufacturers in Asia.  The remaining 1% of our products are assembled in our Ithaca, NY facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our products in Ithaca, NY.  Critical component parts and subassemblies include thermal, inkjet and impact print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, the majority of our purchases consist of fully-assembled printers and terminals produced by our contract manufacturers and, to a much lesser extent, component parts.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers and terminals to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy substantially all of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and restaurant solutions terminal models, from one foreign contract manufacturer and to a much lesser extent, one other foreign contract manufacturer.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have supply agreements with our foreign contract manufacturers, our relationship with our largest one remains strong and we have no reason to believe that they will discontinue their supply of thermal print mechanisms or fully assembled printers to us during 2018 or that their terms to us will be any less favorable than they have been historically.  We are currently seeking to replace our second largest contract manufacturer in 2018 as their terms have become less competitive.

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

Canon, Inc. ("Canon") is the sole supplier of inkjet cartridges and other consumable items ("Canon Consumables") that are used in our Printrex 980 oil and gas printer.  The loss of supply of Canon Consumables would have a material adverse effect on the sale of Printrex 980 printers and the Canon Consumables.  We have a supply agreement with Canon to supply us with Canon Consumables until May 2018.  Prices under this agreement were fixed through May 2013, but may be changed during the remainder of the agreement if the exchange rate fluctuates significantly between the Japanese yen and the U.S. dollar.

 Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  We hold 36 United States and 37 foreign patents and have 4 United States and 2 foreign patent applications pending pertaining to our products.  The duration of these patents range from 1 to 15 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Seasonality
Restaurants typically reduce purchases of equipment in the fourth quarter due to the increased volume of transactions during the holiday period, which may negatively impact sales of our restaurant solutions terminals or POS printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain Customers
IGT has been our most significant customer.  On May 29, 2015, we signed an agreement with IGT to sell on-line lottery and casino printers to IGT through December 31, 2019.   Under the terms of the agreement, we will sell on-line lottery and casino printers to IGT on a non-exclusive basis, and IGT will purchase such printers from us on a non-exclusive basis. This agreement will allow TransAct to sell printers to other lottery system customers beyond IGT.

In September 2013, we signed an agreement with Suzo-Happ to be our exclusive worldwide distributor of casino and gaming products through December 31, 2017.  We did not renew the agreement upon its expiration.  Beginning January 1, 2018, we replaced Suzo-Happ with new distributors in Asia and Australia and expanded our sales office in the UK to begin selling directly to end user customers in Europe.

Sales to IGT and Suzo-Happ representing 10% or more of our total net sales were as follows:

	Year ended December 31,
	2017	2016	2015
IGT	35%	26%	29%
Suzo-Happ	8%	15%	14%

Backlog
Our backlog of firm orders was approximately $10,349,000 as of February 28, 2018, compared to $16,241,000 as of February 28, 2017.  Based on customers' current delivery requirements, we expect to fill and recognize as revenue $7,474,000 of our current backlog during 2018 and the remaining $2,875,000 during 2019.

Competition
The market for transaction-based and specialty printers and restaurant solutions terminals is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for EPICENTRALTM software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than TransAct.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the restaurant solutions market, we compete with Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, and Integrated Control Corp.  We compete in this market based largely on our ability to provide highly specialized purpose-built products, custom engineering and ongoing technical support.

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

In the lottery market (consisting principally of on-line lottery transaction printing), we compete with other lottery printer providers such as Custom Engineering SPA, Star Micronics and Wincor Nixdorf.

In the Printrex market, we primarily compete with the Imaging Systems Group, Inc. ("iSys") and Neuralog Inc.  We compete in this market based largely on our ability to provide specialized, custom-engineered products.

The TSG business is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers, and label converters depending on the geographic area.

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

Research and Development Activities
Research, development, and engineering expenditures represent costs incurred in the experimental or laboratory sense aimed at discovery and/or application of new knowledge in developing a new product or process, or in bringing about significant improvement in an existing product or process.  We spent approximately $4,303,000, $4,425,000, and $3,599,000 in 2017, 2016 and 2015, respectively, on engineering, design and product development efforts in connection with specialized engineering and design to introduce new hardware and software products and to customize or improve existing products.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheets until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs will be included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM, which enables casino customers to print coupons and promotions at the slot machine.  Unamortized development costs for such software were approximately $0 and $2,000 as of December 31, 2017 and 2016, respectively.  The total amount charged to cost of sales for capitalized software development costs were approximately $2,000, $29,000, and $138,000 in 2017, 2016 and 2015, respectively.

Environment
We are not aware of any material noncompliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees
As of December 31, 2017, TransAct and our subsidiaries employed 123 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Financial Information About Geographic Areas
For financial information regarding our geographic areas see Note 14 – Geographic Area Information in the Notes to the Consolidated Financial Statements.  Risks related to our foreign operations are described in Item 1A below.

Available Information
We make available free of charge through the "Investor Relations" tab on our iInternet website, www.transact-tech.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  This information is also available at www.sec.gov.  The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

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
The success of newer products such as the AccuDate™ restaurant solutions terminals is dependent on how quickly customers in the related markets accept them given the very little market penetration these products have experienced since they are new and innovative and have limited competition. Additionally, the success of innovative technology, such as printing coupons and promotions at the slot machine using EPICENTRAL™, is dependent on our casino customers' acceptance of such technology.  While we have designed EPICENTRAL™ to support our customers' existing investment in our Epic 950® thermal casino printers, such acceptance may nevertheless only build gradually over time or not at all.  Delays in acceptance by our customers of new technologies may adversely affect our operations.

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
Sales to IGT have represented a material percentage of our net sales since 1995.  A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

Significant developments stemming from the recent change U.K.'s referendum on membership in the EU could have a material adverse effect on us.
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
Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates could adversely affect our business.  If these negative trends were to occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

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
In an effort to achieve additional cost savings and operation benefits, we have continued to outsource the manufacturing and assembly of our printers and terminals to contract manufacturers in Asia.  Approximately 80% of our printer and terminal manufacturing is conducted by one third party manufacturer in Asia, and an additional 19% is conducted by two other third party manufacturers in Asia.

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
A significant portion of our printers and terminals are manufactured by contract manufacturers overseas and are exported to the U.S.  Any such disruption in trade, including exports to the U.S., could adversely affect our business results.  Events that could cause disruptions to such exports to the U.S. include:

●	the imposition of additional trade law provisions or regulations;
●	reliance on a limited number of shipping and air carriers who may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;
●	the imposition of additional duties, tariffs and other charges on imports and exports;
●	economic uncertainties and adverse economic conditions (including inflation and recession);
●	fluctuations in the value of the U.S. Dollar against foreign currencies;
●	significant labor disputes, such as dock strikes;
●	significant delays in the delivery of cargo due to port security considerations; and
●	financial or political instability in any of the countries in which our printers and terminals are manufactured.

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

If tariffs on imported steel and aluminum, such as those recently proposed by the President of the United States, are implemented, our cost of raw materials may increase, which could adversely affect our business, results of operations and financial condition.
We obtain raw materials, including stainless steel and aluminum used in the production of some of our printer products from domestic, Asian affiliated and nonaffiliated sources.  The President of the United States recently announced a proposal to impose tariffs of 25 percent on imported steel and 10 percent on imported aluminum through the issuance of an executive order.  If implemented, such tariffs may cause an increase in costs for all domestic entities, including TransAct, that purchase imported steel or aluminum or products manufactured using such materials.   Because steel and aluminum are raw materials used in a wide-range of our printer products, a broad based cost increase would result in an increase in our cost of goods sold, which may require us to increase prices for some of our products.  However, an inability by us to pass such price increases through to our customers, or an inability of our suppliers to meet our raw material requirements, may have a material adverse impact on our business, results of operations or financial condition.

The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.
In December of 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Tax Act"). Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new rules to combat erosion of the U.S. federal income tax base. We are still evaluating the effects of the Tax Act on us and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service ("IRS" could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have an adverse effect on our cash tax liabilities, results of operations and financial condition. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations, as well as our effective tax rate in the period in which the adjustments are made.

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
As part of our business strategy, we intend to pursue a growth strategy.  Assuming this growth occurs, it will require the expansion of customer relationships in international markets, the successful development and marketing of new products for our existing and new markets, expanded internal sales, customer service and support, and the continued implementation and improvement of our operational, financial and management information systems.

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

In addition, the stock market may experience significant price fluctuations year-to-year.  Broad market fluctuations, general economic conditions and specific conditions in the industries in which we operate may adversely affect the market price of our common stock.

Limited trading volume and a reduction in analyst coverage of our common stock may contribute to its price volatility.
Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2017, the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 18,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2017 are listed below and we believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and TSG sales office	11,100	Leased	April 30, 2027
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2021
Las Vegas, Nevada	Software design and development, service center and casino and gaming sales office	19,600	Leased	October 31, 2022
Doncaster, United Kingdom	Sales office and service center	6,000	Leased	August 26, 2026
Macau, China	Sales office	180	Leased	June 30, 2018
		110,780

Item 3. Legal Proceedings.

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  Management believes that the final outcome of such matters, if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol TACT.  As of February 28, 2018, there were 297 holders of record of the common stock and the common stock was trading at $13.85.  The high and low bid sales prices of the common stock reported during each quarter of the years ended December 31, 2017 and 2016 were as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	High	Low	High	Low
First Quarter	$8.70	$6.43	$9.44	$6.55
Second Quarter	9.40	7.90	8.98	6.43
Third Quarter	10.50	8.35	8.24	7.19
Fourth Quarter	15.55	8.80	7.50	5.90

In September 2012, our Board of Directors initiated a quarterly cash dividend program, with an initial quarterly dividend of $0.06 per share, subject to the Board's approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $2,581,000 or $0.35 per share and $2,416,000 or $0.32 per share, in 2017 and 2016, respectively. On February 5, 2018, our Board of Directors approved the first quarter 2018 dividend in the amount of $0.09 per share payable on or about March 15, 2018 to common shareholders of record at the close of business on February 20, 2018.

Issuer Purchases of Equity Securities

Prior to its expiration on December 31, 2017, we maintained a stock repurchase program (the "2016 Stock Repurchase Program") whereby we were authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From  January 1, 2017 through the expiration date of the 2016 Stock Repurchase Program, we purchased 36,465 shares of our common stock for $358,000 at an average price of $9.84 per share.  From the start of the 2016 Stock Repurchase Program on February 25, 2016 through December 31, 2017, we purchased 499,843 shares of our common stock for $3,929,000 at an average price of $7.86 per share.
In 2015, under a prior stock repurchase program, we purchased 166,553 shares of our common stock for $1,020,000 at an average price of $6.12 per share.   From January 1, 2005 through December 31, 2017, we repurchased a total of 3,888,432 shares of common stock for $30,110,000, at an average price of $7.74 per share, under such stock repurchase program.
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the "2018 Stock Repurchase Program") substantially similar to the 2016 Stock Repurchase Program, whereby we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue it prior to such time.
Securities Authorized for Issuance under Equity Compensation Plans
For a discussion of the Company's equity compensation plan information, please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

CORPORATE PERFORMANCE GRAPH
The following graph compares the cumulative total return on the Company's Common Stock from December 31, 2012 through December 31, 2017, with the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Hardware Stocks Index. The graph assumes that $100 was invested on December 31, 2012 in each of TransAct's common stock, the CRSP Total Return Index for the Nasdaq Stock Market (U.S.) and the Nasdaq Computer Manufacturer Stocks Index, and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
TRANSACT TECHNOLOGIES INCORPORATED COMMON STOCK,
THE CRSP TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET (U.S.),
AND THE NASDAQ COMPUTER MANUFACTURER STOCKS INDEX

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
TransAct Technologies Incorporated Common Stock	$100.00	$173.55	$75.76	$118.98	$91.41	$183.52
CRSP Total Return Index for the Nasdaq Stock Market (U.S.)	$100.00	$133.48	$150.12	$150.84	$170.46	$206.91
Nasdaq Computer Hardware Stocks Index	$100.00	$117.65	$159.48	$145.20	$167.36	$240.72

Item 6. Selected Financial Data (in thousands, except per share amounts)
The following is summarized from our audited financial statements of the past five years:

	Year ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$56,311	$57,235	$59,676	$53,108	$60,141
Gross profit	26,662	23,799	24,978	21,711	25,092
Operating expenses	19,848	18,599	20,510	25,483	18,475
Operating income (loss)	6,814	5,200	4,468	(3,772)	6,617
Net income (loss)	3,211	3,617	3,092	(2,421)	4,935
Net income (loss) per share:
Basic	0.43	0.48	0.40	(0.29)	0.57
Diluted	0.42	0.47	0.39	(0.29)	0.57
Dividends declared and paid per share	0.35	0.32	0.32	0.31	0.27

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$33,950	$32,042	$32,569	$35,491	$40,408
Shareholders' equity	26,014	24,109	25,728	25,394	32,521

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Forward Looking Statements
Certain statements included in this report, including without limitation statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. (the "Exchange Act")Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", "project" or "continue" or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of this Annual Report and such other risk and uncertainties as are described in our reports filed with the SEC from time to time..  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.

Overview
During the year ended December 31, 2017, we continued to focus our efforts on sales execution and growing the revenue of our newer, value-added products and technologies.  During the year we completed the build-out of our direct sales force and implementation of a direct marketing campaign dedicated to the restaurant solutions market.  We expect the investments we have made during 2017 to result in increased sales in restaurant solutions as we begin to see significant sales contribution from our two newest products, the AccuDate Pro and AccuDate XL.

During 2018, we plan to strategically invest in our sales and marketing for our European casino and gaming market.  Effective December 31, 2017, we terminated the relationship with our worldwide casino and gaming distributor and began building an internal sales team to sell directly to our slot machine manufacturers and end user casino and gaming customers in Europe.  As a result of this investment we expect international casino and gaming sales will increase in 2018 compared to 2017.  During 2017, sales for our POS automation and banking market decreased as sales to McDonald's began to slow during 2017 compared to the record pace experienced in 2016.  We expect sales of our POS automation and banking market to decrease in 2018 as McDonald's completes the implementation of their initiatives which began in 2015 and we shift of our focus toward the restaurant solutions market and casino and gaming market.  These decreases were partially offset by increased TSG sales due to higher sales of spare parts in the lottery market in 2017 to IGT compared to 2016.

During 2017, our total net sales decreased 2% to approximately $56,311,000.  See the table below for a breakdown of our sales by market:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Restaurant solutions	$4,758	8.4%	$5,162	9.0%	$(404)	(7.8%)
POS automation and banking	7,905	14.0%	10,518	18.4%	(2,613)	(24.8%)
Casino and gaming	18,615	33.1%	21,006	36.7%	(2,391)	(11.4%)
Lottery	9,805	17.4%	9,913	17.3%	(108)	(1.1%)
Printrex	1,052	1.9%	540	1.0%	512	94.8%
TSG	14,176	25.2%	10,096	17.6%	4,080	40.4%
	$56,311	100.0%	$57,235	100.0%	$(924)	(1.6%)

Sales of our restaurant solutions products decreased 8% in the year ended December 31, 2017 compared to the year ended December 31, 2016.  In the restaurant solutions market, our focus lies with providing terminals that print food rotational date and nutritional labels to help restaurants and other food service establishments effectively manage food rotation and safety. The decrease in restaurant solutions sales resulted from lower sales of our AccuDate™ 9700 terminal to our U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate Pro terminal and the initial sales of our AccuDate XL terminal in 2017.  Our focus for 2018 will be to capitalize on the 2017 investments made in creating our direct selling model and in our latest terminal, the AccuDate XL.

Sales of our POS automation and banking products decreased 25% in the year ended December 31, 2017 compared to the year ended December 31, 2016.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant and quick serve markets.  During 2017, sales of our POS automation and banking printers declined as sales of our Ithaca® 9000 printer to McDonald's began to slow compared to the record pace experienced in 2016.  We expect sales to continue to decrease in 2018 compared to 2017 as McDonald's completes the implementation of their initiatives that use the Ithaca® 9000 which began in 2015.  POS automation and banking sales also decreased in 2017 due to a 37% decline in sales of our other legacy POS and banking printers.  In the banking market, we focus mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S.  Although we continue to provide printers to our existing banking and POS (non-McDonald's) customers, we have significantly reduced our focus on this market in order to increase our focus on the restaurant solutions market.

Sales of our casino and gaming products decreased 11% in 2017 compared to 2016.  In our casino and gaming market, our focus lies primarily in supplying printers worldwide for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts. Additionally, we supplement these printer sales with revenue from EPICENTRAL™, our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them real time at the slot machine. The decrease of casino and gaming printer sales is primarily due to a 46% decrease in international sales of our off-premise gaming printers and 46% decrease in international sales of the EPIC 950, our thermal casino printer, due to continued sluggishness in Europe, Australia and Asia, including significantly lower sales to our former exclusive worldwide distributor.  Effective December 31, 2017, we terminated the relationship with our worldwide casino and gaming distributor and have begun to develop an internal sales team to sell directly to our slot machine manufacturers and end user casino and gaming customers in Europe.  Domestic casino and gaming printer sales increased 22% due mainly to higher sales to our OEMs to support new casino openings and market share gains.  Sales of our EPICENTRALTM software decreased 42% as we completed two installations worldwide in 2017 compared to three installations in 2016.

In the lottery market, we continue to hold a leading position based on our long-term relationship with IGT, our largest customer and the world's largest provider of lottery terminals.  IGT has been our customer since 1995, and we continue to maintain a good relationship with them.   During 2017, total lottery printer sales to IGT remained relatively consistent with 2016.  A decrease of 11% in domestic lottery sales to IGT was almost entirely offset by a $1 million increase in international lottery sales to IGT due to a sale in 2017 for the Canadian lottery and no comparable sales in 2016.  Our sales to IGT each year are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs and are not indicative of IGT's overall business or revenue.  Starting in 2015, we no longer have an exclusive arrangement with IGT.  However, we continue to have a good relationship with IGT which we expect to continue, and we also have the ability to sell our market leading products to other lottery system customers.

Sales of our Printrex branded printers include wide format, rack mounted and vehicle mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  Sales in this market also includes wide format vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. During 2017, we experienced 95% increase in Printrex product sales due primarily to the recovery of the worldwide oil and gas market that had been negatively impacted from multiple years of declining worldwide oil prices.  Although we expect to see continued modest growth in the oil and gas markets during 2018, we do not anticipate significant contribution to total sales from our Printrex products as we shift our focus towards our higher value, technology enabled restaurant solution terminals and casino and gaming products.

Our TSG group, which sells service, replacement parts and consumable products, including food safety labels, receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream for the Company.  TSG sales increased 40% in 2017 from 2016 primarily due to unusually high sales of replacement parts to IGT for a legacy lottery printer in 2017 that did not occur at the same level in 2016.  Although the installed base of our thermal lottery printers continues to grow and lotteries continue to extend lottery contracts utilizing our existing hardware, including our printer, based on our backlog of orders and contractual commitments from IGT for spare parts, we expect TSG sales to decrease in 2018 due to the higher than normal IGT spare parts sales in 2017.

Operationally, our gross margin reached 47.3% in 2017, an increase of 570 basis points from 2016, representing the highest gross margin we have reported for a full year.  We believe gross margin will continue at these levels in 2018 as our newer, technology-enabled products continue to grow and become a larger portion of our overall sales.  In 2017, we achieved operating margin of 12.1% compared to 9.1% in 2016 due to our improved gross margin that was partially offset by higher operating expenses primarily to support our two high growth markets--restaurant solutions and casino and gaming.  During 2018, we expect higher operating expenses compared to 2017, as we continue to increase our investments in selling and marketing in these two high growth markets, as we believe these represent TransAct's most significant, long term growth opportunity.

We reported net income of $3,211,000 and net income per diluted share of $0.42 for 2017, compared to $3,617,000 and net income per diluted share of $0.47 for 2016.  In terms of cash flow for 2017, we experienced a very strong year, generating $5,918,000 of cash from operating activities.  We also returned $2,939,000 to our shareholders in the form of $358,000 for treasury share repurchases and $2,581,000 for cash dividends and finishing the year with cash and cash equivalents of $5,507,000 and no debt on our Consolidated Balance Sheet at December 31, 2017.

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

Revenue Recognition – Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty and technical support contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within Accounting Standards Codification ("ASC") 605, "Revenue Recognition" (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms which are generally FOB shipping point) has occurred, the selling price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

For EPICENTRALTM and other multiple deliverable arrangements, we consider whether the deliverables in an arrangement are within the scope of existing higher-level generally accepted accounting principles ("GAAP") and apply such literature to the extent that it provides guidance regarding whether to separate multiple-deliverable arrangements and how to allocate value among those separate units of accounting.   When we enter into a multiple deliverable arrangement, we also determine whether revenue arrangements consist of more than one unit of accounting.  At that time, we allocate arrangement consideration to the separate units of accounting based on a relative selling price hierarchy, except where amounts allocable to the delivered units is limited to that which is contingent upon the delivery of additional deliverables or meeting other specified performance conditions. The relative selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence ("VSOE") if available, third party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") to the extent that VSOE or TPE are not available.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer's current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2017 was approximately $100,000, or less than 1% of outstanding accounts receivable, which we feel is appropriate considering the overall quality of our accounts receivable.  While credit losses have historically been within expectations and the reserves established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Inventories – Our inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or net realizable value.  We review net realizable value based on estimated selling prices in the ordinary course of business less estimated costs of completion, disposal and transportation, historical usage and estimates of future demand.  Assumptions are reviewed at least quarterly and adjustments are made, as necessary, to reflect changing market conditions.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and net realizable value.  Should circumstances change and we determine that additional inventory is subject to obsolescence, additional write-downs of inventory could result in a charge to income.

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 "Goodwill", acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Definite lived intangible assets are amortized and are tested for impairment when appropriate. We reported $2,621,000 of goodwill and $458,000 of unamortized definite-lived intangible assets at December 31, 2017. We have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2017 when the impairment review is performed.

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

We account for income taxes in accordance with ASC 740, "Income Taxes."  Among other things this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity's financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is "more likely than not" (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company's income tax returns and the benefits recognized in the financial statements. See Note 11 to the consolidated financial statements for further details of the impact of the Tax Reform Act.

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

Share-Based Compensation – We calculate share-based compensation expense in accordance with ASC 718, "Compensation – Stock Compensation" using the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of an option grant, stock price volatility, risk-free interest rate, and dividend yield.  Prior to January 1, 2017, stock-based compensation expense included estimated effects of forfeitures. Upon adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting", in 2017, an accounting policy election was made to account for forfeitures as they occur. The amended guidance requires that all tax effects related to share-based payments are recorded at settlement (or expiration) through the income statement, rather than through equity. Cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows.  The amended guidance also allows for an employer to repurchase additional employee shares for tax withholding purposes without requiring liability accounting and clarifies that all cash payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity on the Consolidated Statements of Cash Flows.  The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented.

Results of Operations: Year ended December 31, 2017 compared to Year ended December 31, 2016

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2017 and 2016 were as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Restaurant solutions	$4,758	8.4%	$5,162	9.0%	$(404)	(7.8%)
POS automation and banking	7,905	14.0%	10,518	18.4%	(2,613)	(24.8%)
Casino and gaming	18,615	33.1%	21,006	36.7%	(2,391)	(11.4%)
Lottery	9,805	17.4%	9,913	17.3%	(108)	(1.1%)
Printrex	1,052	1.9%	540	1.0%	512	94.8%
TSG	14,176	25.2%	10,096	17.6%	4,080	40.4%
	$56,311	100.0%	$57,235	100.0%	$(924)	(1.6%)

International*	$7,591	13.5%	$11,693	20.4%	$(4,102)	(35.1%)

*	International sales do not include sales of products made to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2017 decreased $924,000, or 2%, from 2016.  Printer and terminal sales volume decreased by 13% to approximately 150,000 units, driven primarily by a 25% and 13% decrease in unit volume from the POS automation and banking market and casino and gaming market, respectively and, to a lesser extent a 3% decrease in the lottery market and 13% decrease in the restaurant solutions market.  These decreases were partially offset by increased sales volume of 112% in the Printrex market.  The average selling price of our printers and terminals increased 4% in 2017 compared to 2016, primarily due to decreased volume of POS automation and banking printers sold in 2017, which carry lower prices than our other products.

Overall, international sales decreased $4,102,000, or 35%, primarily driven by lower sales in the international casino and gaming market.  This decrease was partially offset by a $1 million sales increase in our international lottery market during 2017.

Restaurant solutions:  Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve convenience and hospitality establishments) effectively manage food safety and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide restaurant solutions products for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$4,384	92.1%	$4,747	92.0%	$(363)	(7.6%)
International	374	7.9%	415	8.0%	(41)	(9.9%)
	$4,758	100.0%	$5,162	100.0%	$(404)	(7.8%)

The decrease in domestic restaurant solutions terminal sales in 2017 compared to 2016 was primarily driven by lower sales of our AccuDate 9700 terminal to our U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate 9700 terminal to McDonald's, increased sales of our AccuDate Pro terminal and the initial sales of our AccuDate XL terminal in 2017.  We expect sales of our restaurant solutions terminals to increase in 2018 compared to 2017 as we begin to realize the benefits from the strategic selling and marketing investments made during 2017.
International restaurant solution terminals decreased during 2017 compared to 2016 due to lower sales to our Latin American and Canadian distributors.
POS automation and banking:  Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations. A summary of sales of our worldwide POS automation and banking products for the years ended December 31, 2017 and 2016 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$7,596	96.1%	$9,754	92.7%	$(2,158)	(22.1%)
International	309	3.9%	764	7.3%	(455)	(59.6%)
	$7,905	100.0%	$10,518	100.0%	$(2,613)	(24.8%)

The decrease in both domestic and international POS automation and banking printer revenue in 2017 compared to 2016 was primarily driven by a 23% decrease in sales of our Ithaca® 9000 printer, as sales to McDonald's began to slow compared to the record pace experienced in 2016.  We expect sales of our Ithaca® 9000 to McDonald's to decrease in 2018 compared to 2017 as McDonald's completes the implementation of their initiatives that use the Ithaca® 9000 which began in 2015.  Additionally, we experienced a 37% decline in sales of our legacy banking and other POS printers in 2017 compared to 2016.  We expect sales of these legacy products to continue to decline during 2018, as we continue to deemphasize these products and shift focus to our newer restaurant solutions products.

Casino and gaming:  Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2017 and 2016 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$13,608	73.1%	$11,553	55.0%	$2,055	17.8%
International	5,007	26.9%	9,453	45.0%	(4,446)	(47.0%)
	$18,615	100.0%	$21,006	100.0%	$(2,391)	(11.4%)

The increase in domestic sales of our casino and gaming products in 2017 compared to 2016 was due primarily to 26% higher sales of our thermal casino printers due mainly to market share gain, including higher sales to our OEMs to support two new casino openings.  This increase was partially offset by a decrease in domestic EPICENTRAL™ software sales of 34%.  We completed two EPICENTRAL™ installations in both 2017 and 2016, however in 2017 our installations consisted of one full-feature version of EPICENTRAL™ and our first EPICENTRAL® SE version compared to two full-feature versions of EPICENTRAL™ in 2016.  Our EPICENTRAL® SE software is offered at a lower price compared to our full-feature version of EPICENTRAL™.  Sales of EPICENTRAL™ are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming printer sales declined in 2017 compared to 2016 due to a 46% decrease in international sales of our thermal casino printers in Europe, Asia and Australia, as well as a 46% decrease in international sales of our off-premise gaming printers to our former exclusive worldwide distributor in Europe and Australia.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.  International EPICENTRAL™ software sales also declined 79% as we completed no international EPICENTRAL™ installations in 2017 compared to one completed international installation in 2016.  In 2018, we expect to see an increase in international casino and gaming sales as we complete the transition away from our exclusive worldwide distributor and begin to sell directly to our slot machine manufacturers and end user casino and gaming customers in Europe.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to IGT and its subsidiaries, and to a lesser extent, other lottery system companies for various lottery applications. A summary of sales of our worldwide lottery printers for the years ended December 31, 2017 and 2016 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$8,626	88.0%	$9,710	98.0%	$(1,084)	(11.2%)
International	1,179	12.0%	203	2.0%	976	480.8%
	$9,805	100.0%	$9,913	100.0%	$(108)	(1.1%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year and are not indicative of IGT's overall business or revenue.  While we expect to increase sales of our lottery printers to other customers, based on our backlog of orders and customer forecasts, we expect lottery printer sales to be lower in 2018 compared to 2017.

International lottery sales increased due to sales of lottery printers to IGT for the Canadian lottery in 2017 and no comparable sales occurring in 2016.

Printrex:  Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  A summary of sales of our worldwide Printrex printers for the years ended December 31, 2017 and 2016 is as follows (in thousands, except percentages):

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$849	80.7%	$463	85.7%	$386	83.4%
International	203	19.3%	77	14.3%	126	163.6%
	$1,052	100.0%	$540	100.0%	$512	94.8%

The increase in Printrex printers was due to an 83% increase in domestic and international sales of our oil and gas printers due to higher demand in 2017 compared to 2016 and a 149% increase in sales of medical and mobile printers primarily due to sales of our mobile printer to one customer.  We expect 2018 Printrex sales to be higher than 2017, as we expect a continued modest recovery in the oil and gas market to more than offset lower expected sales of medical and mobile printers as we shift our focus to our higher value, technology-enabled restaurant solution and casino and gaming products.

TSG:  Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2017 and 2016 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2017		December 31, 2016		$	%
Domestic	$13,657	96.3%	$9,315	92.3%	$4,342	46.6%
International	519	3.7%	781	7.7%	(262)	(33.5%)
	$14,176	100.0%	$10,096	100.0%	$4,080	40.4%

The increase in domestic revenue from TSG was due primarily to a 108% increase in sales of replacement parts and accessories in 2017 compared to 2016 due to higher demand for spare parts in the lottery market in 2017.  The increase, to a lesser extent, was also due to a 12% increase in project-oriented testing services that occurred in 2017 but did not occur to the same extent in 2016.  These increases were partially offset by a 6% decrease in non-Printrex consumables, largely for legacy POS and banking printers in 2017 compared to 2016.  Based on our backlog of orders and contractual commitments from IGT for spare parts for our installed base of lottery printers, we expect TSG sales to decrease in 2018 compared to the unusually high level of IGT spare parts sales in 2017.

Gross Profit.  Gross profit information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2017	2016	Change	Total Sales - 2017	Total Sales - 2016
Year ended	$26,662	$23,799	12.0%	47.3%	41.6%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and maintenance of our EPICENTRAL® print system.  Gross profit increased $2,863,000, or 12%, and our gross margin improved 570 basis points to a record 47.3%.  These increases were driven by a more favorable sales mix in 2017 compared to 2016, as our 2017 sales included a greater proportion of spare parts sales and a lower portion of sales of POS automation and banking printers.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2017	2016	Change	Total Sales - 2017	Total Sales - 2016
Year ended	$4,303	$4,425	(2.8%)	7.6%	7.7%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies).  Such expenses decreased $122,000 or 3%, due primarily to higher product development costs during 2016 related to the substantial completion of certain software development projects for our  EPICENTRAL™ software compared to 2017.  We expect engineering, design and product development expenses to be higher in 2018 than in 2017 as we continue to expand our engineering staff to support the restaurant solutions market.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2017	2016	Change	Total Sales - 2017	Total Sales - 2016
Year ended	$7,561	$6,907	9.5%	13.4%	12.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $654,000, or 10%, as we completed the build-out of our internal infrastructure, including the hiring of a direct sales force and implementation of a direct marketing campaign dedicated to the restaurant solutions market in 2017.  We expect selling and marketing expenses to be higher in 2018 compared to 2017, as we expect to incur incremental selling and marketing expenses as we have terminated the relationship with our international casino and gaming distributor and we build-out our internal sales infrastructure to begin selling direct to slot machine manufacturers and end user casino and gaming customers in Europe in the first quarter of 2018.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2017	2016	Change	Total Sales - 2017	Total Sales - 2016
Year ended	$7,984	$7,267	9.9%	14.2%	12.7%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $717,000, or 10%, due primarily to higher incentive compensation expenses incurred in 2017 compared to 2016 and higher recruiting expenses related to the expansion of our sales staff for our restaurant solutions market and European casino and gaming market.  We expect general and administrative expenses in 2018 to be higher than 2017 due to recruiting expenses as we continue to expand our restaurant solutions sales and engineering staff and complete the planned expansion of sales staff for our European casino and gaming market.

Operating Income.  Operating income information for the years ended December 31, 2017 and 2016 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2017	2016	Change	Total Sales – 2017	Total Sales – 2016
Year ended	$6,814	$5,200	31.0%	12.1%	9.1%

Our operating income increased by $1,614,000, or 31%, primarily due to a 570 basis point improvement in gross margin on a favorable product mix, partially offset by a 7% increase in operating expenses in 2017 compared to 2016.

Interest.  We recorded net interest expense of $33,000 in 2017 compared to $26,000 in 2016.

Other, net.  We recorded other expense of $9,000 in 2017 compared to $4,000 in 2016.  The change was due to higher foreign currency exchange losses recorded by our U.K. subsidiary in 2017 compared to 2016.  In addition, we recorded a gain of $5,000 on the disposal of fixed assets in 2016.

Income Taxes.
In 2017, we recorded an income tax provision of $3,561,000 at an effective tax rate of 52.6% compared to an income tax provision in 2016 of $1,553,000 at an effective tax rate of 30.0%.  The effective tax rate in 2017 was negatively impacted by the passage of the Tax Reform Act that was signed on December 22, 2017. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction of our U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax asset at December 31, 2017 and recognized a provisional $1,315,000 charge to income tax expense in the Company's Consolidated Statements of Income for the year ended December 31, 2017.  See Note 11 to the consolidated financial statements for further details of the impact of the Tax Reform Act.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting is complete. To the extent there are areas that are incomplete, but are capable of reasonable estimates, a provisional amount is required to be recorded by the Company. If a reasonable estimate is unable to be calculated, the Company is required to disclose why. The Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included the amount in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance from Treasury, the IRS and State Governments, and actions the Company may take as a result of the Tax Reform Act.

We expect our annual effective tax rate for 2018 to be between 20% and 21%, due to the impact from the Tax Reform Act.  Changes resulting from our ongoing evaluation may further impact our expected tax rate in 2018.

Net Income.  We reported net income during 2017 of $3,211,000, or $0.42 per diluted share, compared to $3,617,000, or $0.47 per diluted share, for 2016.

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

The increase in both domestic and international POS automation and banking printer revenue in 2016 compared to 2015 was primarily driven by a 38% increase in sales of our Ithaca® 9000 printer as we continued to supply printers to support new initiatives by McDonald's that started in 2015 and accelerated in 2016.  This increase was partially offset by 43% lower sales of our legacy banking and other POS printers in 2016 compared to 2015 as we continued to deemphasize these products.

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

The decrease in Printrex printers was primarily due to a 52% decline in domestic and international sales in the oil and gas market due to the continued impact from the decline in worldwide oil prices.  In addition, we experienced a 79% decline in medical and mobile printer sales due largely to the loss of a customer in the medical industry and as we shifted our sales focus towards the restaurant solutions market.

TSG:  A summary of sales in our worldwide TSG market for the years ended December 31, 2016 and 2015 is as follows:

	Year ended		Year ended		Change
(In thousands)	December 31, 2016		December 31, 2015		$	%
Domestic	$9,315	92.3%	$13,187	93.9%	$(3,872)	(29.4%)
International	781	7.7%	856	6.1%	(75)	(8.8%)
	$10,096	100.0%	$14,043	100.0%	$(3,947)	(28.1%)

The decrease in domestic revenue from TSG was due to a (1) 38% decrease in sales of replacement parts due mainly to IGT's purchase of an unusually high volume of spare parts for the lottery market in 2015 that did not repeat in 2016, (2) 19% decrease in non-Printrex consumables, largely from the decline of HP inkjet cartridges, as we continued to deemphasize the commoditized POS and banking consumable products, (3) 18% decline in service revenue, primarily due to project-oriented testing services that occurred in 2015 that did not recur to the same extent in 2016, and (4) 62% decrease of consumables sales for our Printrex color printer due to lower printing usage resulting from reduced drilling activity caused by the decline in worldwide oil prices.

Internationally, TSG revenue decreased, primarily due to 8% and 37% lower sales of replacement parts and accessories and non-Printrex consumables, respectively, in 2016 compared to 2015.

Gross Profit.  Gross profit information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$23,799	$24,978	(4.7%)	41.6%	41.9%

Gross profit decreased $1,179,000, or 5%, due primarily to a 4% decrease in sales.  Our gross margin remained relatively consistent, decreasing slightly by 30 basis points compared 2015, to 41.6%.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$4,425	$3,599	23.0%	7.7%	6.0%

Engineering, design and product development expenses increased $826,000 or 23%, due primarily to higher product development costs and the hiring of additional software engineers beginning in early 2016, as we focused and strategically invested in enhancements to our EPICENTRAL™ software and expansion of our line of restaurant solutions terminals.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$6,907	$7,806	(11.5%)	12.1%	13.1%

Selling and marketing expenses decreased $899,000, or 12%, primarily due to lower compensation costs related to headcount reductions made during 2016, lower sales commission due to lower sales experienced in 2016 compared to 2015, and a decrease in travel expenses we consciously decided to reduce these expenses.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$7,267	$7,367	(1.4%)	12.7%	12.3%

General and administrative expenses decreased $100,000, or 1%, due primarily to lower incentive compensation costs incurred in 2016 compared to 2015, which was largely offset by higher severance cost related to headcount reductions made during 2016.

Operating Expenses - Legal Fees and Settlement Expenses Associated with Lawsuit.  Legal fees and settlement expenses information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

	December 31,		Percent	Percent of	Percent of
	2016	2015	Change	Total Sales - 2016	Total Sales - 2015
Year ended	$-	$1,738	(100.0%)	0.0%	2.9%

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, in June 2012, AD filed a civil complaint against the Company. In connection with this lawsuit, we incurred legal fees and settlement expenses of $0 and $1,738,000 in 2016 and 2015, respectively.  The AD lawsuit was settled in March 2015.

Operating Income (Loss).  Operating income information for the years ended December 31, 2016 and 2015 is summarized below (in thousands, except percentages):

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

Cash Flow
During 2017 our cash balance increased $3,004,000, or 120%, from December 31, 2016 and we returned a substantial portion of our cash flow to shareholders in the form of $2,581,000 of cash dividends paid to common shareholders and $358,000 of repurchases of our common stock.  Even after funding these items and our capital expenditures, we still ended 2017 with $5,507,000 in cash and cash equivalents, of which $151,000 was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors primarily affected our cash provided by operating activities of $5,918,000 in 2017 as compared to $4,624,000 in 2016. During 2017:
●	We reported a net income of $3,211,000.
●	We recorded depreciation and amortization of $1,081,000 and share-based compensation expense of $609,000.
●	Deferred income tax provision increased $1,117,000 largely due to a $1,315,000 charge to income tax expense in 2017 to revalue our net deferred tax asset due to the Tax Reform Act.
●	Accounts receivable increased $355,000, or 3% due to a longer than normal collection process related to sales made to our international casino and gaming distributor.
●	Inventories decreased $834,000, or 9%, due to the sell through of inventory on hand during 2017.
●
Accounts payable decreased $988,000, or 20%, due primarily to increased inventory purchases made towards the end of the fourth quarter of 2016 to support anticipated sales of our restaurant solutions terminals and subsequently paid in 2017.

●	Accrued liabilities and other liabilities increased $1,053,000, or 35%, due primarily to an increase in our accrued incentive compensation.

 During 2016:
●	We reported a net income of $3,617,000.
●	We recorded depreciation and amortization of $1,31,000 and share-based compensation expense of $611,000.
●	Accounts receivable increased $3,434,000 due primarily to the large amount of sales occurring late in the fourth quarter of 2016 compared to the fourth quarter of 2015.
●	Inventories decreased $1,580,000 due to the sell through of inventory on hand during 2016.
●	Accounts payable increased $2,255,000 due primarily to the purchase of inventory late in the fourth quarter to support the increased fourth quarter sales in 2016.
●	Accrued liabilities and other liabilities decreased $1,088,000 due primarily to lower accrued incentive compensation costs and deferred revenue in 2016 compared to 2015.

Investing activities:  Our capital expenditures were $835,000 and $608,000 in 2017 and 2016, respectively. Expenditures in the 2017 period were primarily for computer and networking equipment, new product tooling equipment and, to a lesser extent, leasehold improvements at our Ithaca, NY facility to upgrade to LED lighting.  Expenditures in the 2016 period were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment and purchases of furniture and fixtures.  During 2017 we also incurred $150,000 of additions to capitalized software for enhancements to our restaurant solutions software.

Capital expenditures and additions to capitalized software for 2018 are expected to be approximately $2,000,000, primarily for software development for our restaurant solutions products, new product tooling, and tooling enhancements for our existing products, as well as for new computer software and equipment purchases.

Financing activities:  We used $1,919,000 of cash from financing activities during 2017 to pay dividends of $2,581,000 to common shareholders, purchase $358,000 of common stock for treasury and $23,000 related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $1,043,000.  During 2016, we used $5,964,000 of cash from financing activities to purchase $3,571,000 of common stock for treasury and pay cash dividends of $2,416,000 to common shareholders, partially offset by proceeds from stock option exercises of $23,000.

Resource Sufficiency
We believe that our cash and cash equivalents on hand and cash flows generated from operating activities will provide sufficient resources to meet our working capital needs, finance our capital expenditures and additions to capitalized software, dividend payments and meet our liquidity requirements through at least the next twelve months.

Credit Facility and Borrowings
We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A. ("TD Bank) which provides for a $20,000,000 revolving credit line.  On November 21, 2017, we signed an amendment to the TD Bank Credit Facility through November 28, 2022.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.125% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $12,500,000 from $10,000,000.
The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2017.
Financial Covenant	Requirement/Restriction	Calculation at December 31, 2017
Operating cash flow / Total debt service	Minimum of 1.25 times	64.19
Funded debt / EBITDA	Maximum of 3.0 times	0 times

As of December 31, 2017, undrawn commitments under the TD Bank Credit facility were $20,000,000.

Shareholder Dividend Payments
In September 2012, our Board of Directors initiated a quarterly cash dividend program, with an initial quarterly dividend of $0.06 per share, subject to the Board's approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $2,581,000 or $0.35 per share and $2,416,000 or $0.32 per share, in 2017 and 2016, respectively. On February 5, 2018, our Board of Directors approved the first quarter 2018 dividend in the amount of $0.09 per share payable on or about March 15, 2018 to common shareholders of record at the close of business on February 20, 2018.

Stock Repurchase Program
Prior to its expiration on December 31, 2017, we maintained a stock repurchase program (the "2016 Stock Repurchase Program") whereby we were authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From  January 1, 2017 through the expiration date of the 2016 Stock Repurchase Program, we purchased 36,465 shares of our common stock for $358,000 at an average price of $9.84 per share.  From the start of the 2016 Stock Repurchase Program on February 25, 2016 through December 31, 2017, we purchased 499,843 shares of our common stock for $3,929,000 at an average price of $7.86 per share.
In 2015, under a prior stock repurchase program, we purchased 166,553 shares of our common stock for $1,020,000 at an average price of $6.12 per share.   From January 1, 2005 through December 31, 2017, we repurchased a total of 3,888,432 shares of common stock for $30,110,000, at an average price of $7.74 per share, under the prior stock repurchase program.
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the "2018 Stock Repurchase Program") substantially similar to the 2016 Stock Repurchase Program, whereby we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue it prior to such time.
Shareholders' Equity
Shareholders' equity increased $1,905,000 to $26,014,000 at December 31, 2017 from $24,109,000 at December 31, 2016.  The increase was primarily due to net income of $3,211,000, as well as $1,014,000 from the issuance of 181,195 shares of common stock related to employee stock awards, net of relinquishments and share-based compensation expense related to stock awards of $609,000.  These increases were partially offset by our payment of $2,581,000 in dividends and the purchase of 36,465 shares of treasury stock for $358,000.

Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of December 31, 2017 were as follows:

	Payments due by period
(In thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations	$5,305	$1,000	$2,029	$1,121	$1,155
Purchase obligations	12,296	$12,285	$11	–	–
Total	$17,601	$13,285	$2,040	$1,121	$1,155

Purchase obligations are for purchases made in the normal course of business to meet operational requirements, primarily of fully assembled printers and component part inventory.

Impact of Inflation
We believe that our business has not been affected to a significant degree by inflationary trends during the past three years.  However, inflation is still a factor in the worldwide economy and may increase the cost of purchasing products from our contract manufacturers in Asia, as well as the cost of certain raw materials, component parts and labor used in the production of our products.  It also may increase our operating expenses, manufacturing overhead expenses and the cost to acquire or replace fixed assets.  We have generally been able to maintain or improve our profit margins through productivity and efficiency improvements, cost reduction programs and to a lesser extent, price increases, and we expect to be able to do the same during 2018.  As such, we do not believe that inflation will have a significant impact on our business during 2018.

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

Foreign Currency Exchange Risk
A substantial portion of our sales are denominated in U.S. dollars and, as a result, we currently have relatively little exposure to foreign currency exchange risk with respect to sales made.  This exposure may change over time as business practices evolve and could have a material adverse impact on our financial results in the future, especially as we adopt a direct selling model for our casino and gaming business in Europe utilizing our UK sales office.  We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  We estimate that the combined translational and transactional impact of a 10% overall movement in exchange rates from December 31, 2017 (principally the U.K. Pound Sterling) would not have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this report as pages F-3 through F-18.  An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.  Based upon that evaluation, our management, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed our internal control over financial reporting as of December 31, 2017.  Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO"). Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth below is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement  for our 2018 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Proposal 1: Election of Directors," "Audit Committee Report," "Executive Compensation – Compensation Committee Report,"  "Compensation Committee Interlocks and Insider Participation," "Stockholder Proposals for 2019 Annual Meeting," "Procedures for Submitted Director Nominations and Recommendations" and "Stockholder Communications with the Board of Directors Policy," which will be filed within 120 days after the end of the year covered by this Form 10-K and is incorporated herein by reference.

Executive Officers of the Registrant
The following list is included as an unnumbered item in Part III of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2018.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	60	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	48	President, Chief Financial Officer, Treasurer and Secretary
Donald E. Brooks	65	Senior Vice President-Engineering
Tracey S. Chernay	58	Senior Vice President, Casino, Gaming and Lottery Sales
Andrew J. Hoffman	60	Senior Vice President, Operations
David B. Peters	39	Vice President and Chief Accounting Officer

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

David B. Peters was appointed Vice President and Chief Accounting Officer on March 1, 2018.  Previously, Mr. Peters served as Director, SEC and Financial Reporting since joining TransAct in March 2014.  Prior to joining TransAct, Mr. Peters was employed with United Technologies Corporation from November 2006 to March 2014 where he served in various financial management positions.  Mr. Peters is a certified public accountant.

Code of Ethics
We maintain a Code of Business Conduct that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller.  This Code of Business Conduct, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business, is available for public access on our internet website.  Any person may request a copy of our Code of Business Conduct free of charge by calling (203) 859-6800.

Item 11. Executive Compensation.
The information in response to this item will be contained in the Proxy Statement under the heading "Executive Compensation," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Set forth below is certain information regarding our equity compensation plans.  The remaining information in response to this item will be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2017 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	411,375	$8.91	–
2014 Equity Incentive Plan	661,348	6.31	665,991
Total	1,072,723	$7.31	665,991

In May 2014, our shareholders approved the adoption of the 2014 Equity Incentive Plan.  In May 2017, our shareholders approved an amendment to the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 600,000 to its current level of 1,400,000.  The Company also maintains the 2005 Equity Incentive Plan which was approved by our shareholders, however no new awards will be available for future issuance under this Plan.  Both plans generally provide for award in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item will be contained in the Proxy Statement under the headings ["Policy Regarding Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm's Services and Fees," and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in response to this item will be contained in the Proxy Statement section and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Index to Exhibits

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated ("TransAct" or the "Company"), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(4)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(5)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(7)
3.2	Amended and Restated By-laws of the Company.	(6)
4	Specimen Common Stock Certificate.	(2)
10.1(x)	2005 Equity Incentive Plan.	(10)
10.2(x)	2014 Equity Incentive Plan.	(3)
10.3(x)	Amendment to 2014 Equity Incentive Plan approved by Shareholders on May 22, 2017	(25)
10.4(x)	2014 Equity Incentive Plan Time-based Restricted Unit Agreement	(22)
10.5(x)	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement	(23)
10.6(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(9)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(13)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(14)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(14)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(14)
10.12	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.13	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(4)
10.14	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(8)
10.15	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(17)
10.16	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016.	(21)
10.17	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(9)
10.18	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009.	(15)
10.19	Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015.	(20)
10.20	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(11)
10.21	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017	(24)
10.22	OEM Purchase Agreement by and between IGT (f/k/a GTECH Corporation) and TransAct, dated May 29, 2015. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy)	(20)
10.23	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006	(11)
10.24	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(12)
10.25	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(16)
10.26	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective September 7, 2012	(18)
10.27	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 26, 2014	(19)
10.28	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 21, 2017	(26)
23	Consent of PricewaterhouseCoopers LLP.	(1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits are filed herewith.
(2)	These exhibits, which were previously filed with the Company's Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014.
(4)	Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 31, 1998.
(5)	Incorporated by reference to Exhibit C of the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 18, 1999.
(6)	Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 29, 1999.
(7)	Incorporated by reference to Exhibit 3.1(c) of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 8, 2000.
(8)	Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 29, 2002.
(9)	These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference (No. 000-21121).
(10)	Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005.
(11)	These exhibits, which were previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference (No. 000-21121).
(12)	Incorporated by reference to Exhibit 10.20 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 14, 2009.
(14)	This exhibit, which was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference (No. 000-21121).
(15)	Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010.
(16)	Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2012.
(17)	Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 10, 2012.
(18)	Incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 11, 2012.
(19)	Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on December 1, 2014.
(20)	This exhibit, which was previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated by reference
(21)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 11, 2016.
(22)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 6, 2016.
(23)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-211121) filed with the SEC on August 8, 2016.
(24)	Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121).
(25)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 9, 2017.
(26)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 22, 2017.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: March 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board	March 21, 2018
Bart C. Shuldman	and Chief Executive Officer,
(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer,	March 21, 2018
Steven A. DeMartino	Treasurer and Secretary
(Principal Financial Officer)

/s/ David B. Peters	Vice President and Chief Accounting Officer	March 21, 2018
David B. Peters	(Principal Accounting Officer)

/s/ John M. Dillon	Director	March 21, 2018
John M. Dillon

/s/ Thomas R. Schwarz	Director	March 21, 2018
Thomas R. Schwarz

/s/ Graham Y. Tanaka	Director	March 21, 2018
Graham Y. Tanaka

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TransAct Technologies Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TransAct Technologies Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 21, 2018

We have served as the Company's auditor since 1996.

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$5,507	$2,503
Accounts receivable, net	10,948	10,585
Inventories, net	8,875	9,707
Prepaid income taxes	514	-
Other current assets	517	372
Total current assets	26,361	23,167

Fixed asset, net	2,169	2,241
Goodwill	2,621	2,621
Deferred tax assets	2,308	3,432
Intangible assets, net	458	545
Other assets	33	36
	7,589	8,875
Total assets	33,950	32,042

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,841	$4,894
Accrued liabilities	3,339	2,394
Income taxes payable	-	19
Deferred revenue	169	117
Total current liabilities	7,349	7,424

Deferred revenue, net of current portion	69	67
Deferred rent, net of current portion	271	178
Other liabilities	247	264
	587	509
Total liabilities	7,936	7,933
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	-	-
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2017 and 2016; 11,366,526 and 11,185,331 shares issued; 7,478,094 and 7,333,364 shares outstanding, at December 31, 2017 and 2016, respectively	114	112
Additional paid-in capital	31,353	29,701
Retained earnings	24,756	24,157
Accumulated other comprehensive loss, net of tax	(99)	(109)
Treasury stock, 3,888,432 and 3,851,967 shares, at cost	(30,110)	(29,752)
Total shareholders' equity	26,014	24,109
Total liabilities and shareholders' equity	$33,950	$32,042

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$56,311	$57,235	$59,676
Cost of sales	29,649	33,436	34,698

Gross profit	26,662	23,799	24,978

Operating expenses:
Engineering, design and product development	4,303	4,425	3,599
Selling and marketing	7,561	6,907	7,806
General and administrative	7,984	7,267	7,367
Legal fees and settlement expenses associated with lawsuit (Note 9)	-	-	1,738
	19,848	18,599	20,510

Operating income	6,814	5,200	4,468
Interest and other income (expense):
Interest expense	(33)	(33)	(37)
Interest income	-	7	9
Other, net	(9)	(4)	2
	(42)	(30)	(26)

Income before income taxes	6,772	5,170	4,442
Income tax provision	3,561	1,553	1,350
Net income	$3,211	$3,617	$3,092

Net income per common share:
Basic	$0.43	$0.48	$0.40
Diluted	$0.42	$0.47	$0.39

Shares used in per-share calculation:
Basic	7,423	7,610	7,818
Diluted	7,592	7,655	7,854

Dividends declared and paid per common share:	$0.35	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Year Ended December 31,
	2017	2016	2015

Net income	$3,211	$3,617	$3,092
Foreign currency translation adjustment, net of tax	10	(29)	(8)

Comprehensive income	$3,221	$3,588	$3,084

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	7,900,257	$111	$28,167	$22,349	$(25,161)	$(72)	$25,394
Issuance of shares from exercise of stock options	34,600	1	262	-	-	-	263
Issuance of deferred stock units	-	-	160	-	-	-	160
Issuance of common stock on deferred stock units, net of relinquishments	13,988	-	(39)	-	-	-	(39)
Tax benefit related to employee stock sales	-	-	(48)	-	-	-	(48)
Purchase of treasury stock	(166,553)	-	-	-	(1,020)	-	(1,020)
Dividends declared and paid on common stock	-	-	-	(2,485)	-	-	(2,485)
Share-based compensation expense	-	-	488	-	-	-	488
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(69)	-	-	-	(69)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(8)	(8)
Net loss	-	-	-	3,092	-	-	3,092
Balance, December 31, 2015	7,782,292	$112	$28,921	$22,956	$(26,181)	$(80)	$25,728
Issuance of shares from exercise of stock options	3,750	-	23	-	-	-	23
Issuance of deferred stock units	-	-	202	-	-	-	202
Issuance of common stock on deferred stock units, net of relinquishments	10,700	-	(51)	-	-	-	(51)
Tax shortfall related to employee stock sales	-	-	1	-	-	-	1
Purchase of treasury stock	(463,378)	-	-	-	(3,571)	-	(3,571)
Dividends declared and paid on common stock	-	-	-	(2,416)	-	-	(2,416)
Share-based compensation expense	-	-	611	-	-	-	611
Reversal of deferred tax asset in connection with stock options forfeited	-	-	(6)	-	-	-	(6)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	(29)	(29)
Net income	-	-	-	3,617	-	-	3,617
Balance, December 31, 2016	7,333,364	$112	$29,701	$24,157	$(29,752)	$(109)	$24,109
Issuance of shares from exercise of stock options	166,600	2	1,041	-	-	-	1,043
Issuance of common stock on restricted stock units	8,300	-	-	-	-	-	-
Issuance of common stock on deferred stock units	8,663	-	-	-	-	-	-
Relinquishment of stock options and deferred stock units to pay withholding taxes	(2,368)	-	(29)	-	-	-	(29)
Purchase of treasury stock	(36,465)	-	-	-	(358)	-	(358)
Dividends declared and paid on common stock	-	-	-	(2,581)	-	-	(2,581)
Share-based compensation expense	-	-	609	-	-	-	609
Adjustment upon adoption of ASU 2016-09 (see Note 16)	-	-	31	(31)	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	10	10
Net income	-	-	-	3,211	-	-	3,211
Balance, December 31, 2017	7,478,094	$114	$31,353	$24,756	$(30,110)	$(99)	$26,014

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$3,211	$3,617	$3,092
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	609	611	488
Depreciation and amortization	1,081	1,331	1,426
Deferred income tax (benefit) provision	1,117	(295)	878
Provision for doubtful accounts	50	-	7
Gain on sale of fixed assets	-	(5)	(4)
Foreign currency transaction losses (gains)	11	4	(1)
Changes in operating assets and liabilities:
Accounts receivable	(405)	(3,434)	1,909
Inventories	834	1,580	509
Prepaid income taxes	(518)	(5)	407
Other current and long term assets	(137)	53	50
Accounts payable	(988)	2,255	277
Accrued lawsuit settlement expenses	-	-	(3,625)
Accrued liabilities and other liabilities	1,053	(1,088)	138
Net cash provided by operating activities	5,918	4,624	5,551

Cash flows from investing activities:
Capital expenditures	(835)	(608)	(959)
Additions to capitalized software	(150)	-	-
Proceeds from sale of fixed assets	-	8	4
Net cash used in investing activities	(985)	(600)	(955)

Cash flows from financing activities:
Revolving credit line borrowings	-	-	2,500
Revolving credit line payments	-	-	(2,500)
Proceeds from stock option exercises	1,043	23	263
Purchases of common stock for treasury	(358)	(3,571)	(1,020)
Payment of dividends on common stock	(2,581)	(2,416)	(2,485)
Withholding taxes paid on stock issuances	(23)	-	-
Net cash used in financing activities	(1,919)	(5,964)	(3,242)

Effect of exchange rate changes on cash and cash equivalents	(10)	(30)	(12)

Increase (decrease) in cash and cash equivalents	3,004	(1,970)	1,342
Cash and cash equivalents, beginning of period	2,503	4,473	3,131
Cash and cash equivalents, end of period	$5,507	$2,503	$4,473

Supplemental cash flow information:
Interest paid	$30	$31	$34
Income taxes paid	2,991	2,065	130
Non-cash capital expenditure items	44	113	84

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated ("TransAct" or the "Company"), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, NY, operates in one operating segment: software-driven technology and printing solutions for high growth markets including restaurant solutions, casino and gaming, lottery, POS automation and banking, oil and gas and mobile markets.  Our solutions are designed based on market-specific requirements and are sold under the AccuDate™ Ithaca®, RESPONDER®, Epic, EPICENTRALTM and Printrex® product brands.  We distribute our products through OEMs, value-added resellers, selected distributors, and directly to end-users.  Our product distribution spans across the Americas, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific.  We also generate revenue from the after-market side of the business, providing printer and terminal service, supplies and spare parts in addition to revenue from our software solution, the EPICENTRALTM Print System ("EPICENTRALTM"), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.

2. Summary of significant accounting policies

Principles of consolidation:  The accompanying Consolidated Financial Statements include the accounts of TransAct and its wholly-owned subsidiaries, which require consolidation, after the elimination of intercompany accounts, transactions and unrealized profit.

Use of estimates:  The preparations of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for doubtful accounts:  We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position.  If circumstances related to customers change, we would further adjust estimates of the recoverability of receivables.  Allowances for doubtful accounts on accounts receivable balances were $100,000 and $50,000 as of December 31, 2017 and 2016, respectively.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year ended December 31,
(In thousands)	2017	2016	2015
Balance, beginning of period	$50	$50	$100
Additions charged to costs and expenses	50	-	7
Write-offs	-	-	(57)
Balance, end of period	$100	$50	$50

Inventories:  Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or net realizable value.  We review net realizable value based on estimated selling prices in the ordinary course of business less estimated costs of completions, disposal and transportation, historical usage and estimates of future demand.  Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities and net realizable value.

Fixed assets:  Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five to ten years; and computer software and equipment is three to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $844,000, $987,000 and $972,000 in 2017, 2016, and 2015, respectively.

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

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 "Goodwill", acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change, that indicate it is more likely than not an impairment exists. Factors considered that may trigger an impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate. We have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2017 when the impairment review is performed.

Revenue recognition: Our typical contracts include the sale of printers and terminals, which are sometimes accompanied by separately-priced extended warranty and technical support contracts.  We also sell replacement parts, consumables, and other repair services (sometimes pursuant to multi-year product maintenance contracts), which are not included in the original printer or terminal sale and are ordered by the customer as needed.  We recognize revenue pursuant to the guidance within ASC 605, "Revenue Recognition" (ASC 605).  Specifically, revenue is recognized when evidence of an arrangement exists, delivery (based on shipping terms, which are generally FOB shipping point) has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  We recognize revenue from the sale of printers and terminals to our distributors and resellers on a sell-in basis and on substantially the same terms as we recognize revenue from all our other customers.  We provide for an estimate of product returns and price protection based on historical experience at the time of revenue recognition.

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

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2017	2016
International Gaming Technology ("IGT")	48%	34%
Suzo-Happ	13%	18%

Sales to customers representing 10% or more of total net sales were as follows:

	Year ended December 31,
	2017	2016	2015
IGT	35%	26%	29%
Suzo-Happ	8%	15%	14%

Warranty:  We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	Year ended December 31,
(In thousands)	2017	2016	2015
Balance, beginning of period	$267	$277	$287
Warranties issued	259	254	267
Warranty settlements	(259)	(264)	(277)
Balance, end of period	$267	$267	$277

$186,000 and $169,000 of the accrued product warranty liability were classified as current in Accrued liabilities at December 31, 2017 and 2016, respectively.  The remaining $81,000 and $98,000 of the accrued product warranty liability is classified as long-term in Other liabilities.

Engineering, design and product development:  Research and development ("R&D") expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $4,303,000, $4,425,000 and $3,599,000 of research and development expenses in 2017, 2016, and 2015, respectively.

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs have been included in cost of sales over the estimated life of the product.  During 2010, we began the development of EPICENTRALTM and unamortized development costs for such software were $0 and $2,000 as of December 31, 2017 and 2016, respectively.  The total amount charged to cost of sales for the amortization of capitalized software development costs was $2,000, $29,000 and $138,000 in 2017, 2016, and 2015, respectively.

Advertising:  Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Income, for 2017, 2016, and 2015 totaled $974,000, $703,000 and $858,000, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

Income taxes:  The income tax amounts reflected in the accompanying Consolidated Financial Statements are accounted for under the liability method in accordance with ASC 740, "Income Taxes."  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We assess the likelihood that net deferred tax assets will be realized from future taxable income, and to the extent that we believe that realization is not likely, we establish a valuation allowance.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions.  See Note 11 for information regarding our accounting for income taxes and additional provision items recorded in regards to the Tax Cuts and Jobs Act (the "Tax Reform Act").

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

Share-based payments: At December 31, 2017, we have share-based employee compensation plans, which are described more fully in Note 10 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, "Compensation – Stock Compensation."  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period.

We use the Black-Scholes option-pricing model to calculate the fair value of share based awards.  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price.  Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense.  Beginning in the first quarter of 2017, we recognize forfeitures as they occur.

Net income and loss per share:  We report net income or loss per share in accordance with ASC 260, "Earnings per Share (EPS)." Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of dilutive EPS.  See Note 12 - Earnings per share.

3. Inventories, net

The components of inventories are:

	December 31,
(In thousands)	2017	2016
Raw materials and purchased component parts	$6,322	$6,298
Work-in-process	-	8
Finished goods	2,553	3,401
	$8,875	$9,707

4. Fixed assets

The components of fixed assets, net are:

	December 31,
(In thousands)	2017	2016
Tooling, machinery and equipment	$11,019	$11,035
Furniture and office equipment	1,651	1,630
Computer software and equipment	6,503	6,260
Leasehold improvements	2,475	2,361
	21,648	21,286
Less: Accumulated depreciation and amortization	(19,752)	(19,215)
	1,896	2,071
Construction in-process	273	170
	$2,169	$2,241

5. Intangible assets

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2017		2016
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,754	$(1,481)	$1,604	$(1,433)
Customer relationships	1,300	(1,300)	1,300	(1,163)
Trademark	480	(306)	480	(257)
Covenant not to compete	146	(146)	146	(146)
Patents	57	(46)	57	(43)
Other	80	(80)	80	(80)
Total	$3,817	$(3,359)	$3,667	$(3,122)

Amortization expense was $237,000, $343,000 and $454,000 in 2017, 2016 and 2015, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $128,000 in 2018; $127,000 in 2019; $112,000 in 2020; $61,000 in 2021; and $30,000 in 2022.

6. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2017	2016
Salaries and compensation related	$2,288	$1,722
Warranty	186	169
Professional and consulting	209	153
Other	656	350
	$3,339	$2,394

7. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of each month immediately following their date of hire.  We match employees' contributions at a rate of 50% of employees' contributions up to the first 6% of the employees' compensation contributed to the 401(k) plan.  Our matching contributions were $264,000, $295,000 and $197,000 in 2017, 2016, and 2015, respectively.

8. Borrowings

We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A. ("TD Bank) which provides for a $20,000,000 revolving credit line.  On November 21, 2017, we signed an amendment extending the term to the TD Bank Credit Facility through November 28, 2022.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.125% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $12,500,000 from $10,000,000.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at December 31, 2017.

As of December 31, 2017, undrawn commitments under the TD Bank Credit facility were $20,000,000.

9. Commitments and contingencies

On June 8, 2012, Avery Dennison Corporation ("AD") filed a civil complaint against us and a former employee of ours and of AD, in the Court of Common Pleas (the "Court") in Lake County, Ohio.  The complaint alleged that we and this former employee misappropriated unspecified trade secrets and confidential information from AD related to the design of our restaurant solutions terminals.  The complaint requested a preliminary and permanent injunction against us from manufacturing and selling our Ithaca® 9700 and 9800 restaurant solutions terminals.  After more than two years of legal proceedings, on March 25, 2015 the parties executed a confidential settlement agreement and release (the "Settlement Agreement") in which the parties mutually agreed to resolve the dispute  to the parties' mutual satisfaction.  Under the terms of the Settlement Agreement, we agreed to pay AD $3,600,000 payable on or before April 8, 2015 and also to qualify certain AD labels for use on our restaurant solutions terminals at an estimated cost of $25,000.   We recorded the total expense of $3,625,000 in the fourth quarter 2014 as an operating expense included in the line item "Legal fees and settlement expenses associated with lawsuit" on the Consolidated Statement of Operations and as a current liability included in the line item "Accrued lawsuit settlement expenses" on the Consolidated Balance Sheet.  In the second quarter of 2015 we reversed $25,000 of this expense because AD did not provide the label testing information by the due date required per the settlement agreement.

At December 31, 2017, we were the lessee on operating leases for equipment and real property.  Rent expense was $1,142,000, $1,046,000 and $932,000 in 2017, 2016, and 2015, respectively.  Minimum aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 are as follows: $1,000,000 in 2018; $1,015,000 in 2019; $1,014,000 in 2020; $692,000 in 2021, $429,000 in 2022 and $1,155,000 thereafter.

10. Stock incentive plans

Stock incentive plans.  We currently have two primary stock incentive plans: the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two- to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards will be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, we may authorize awards for up to 1,400,000 shares of TransAct common stock.  At December 31, 2017, 665,991 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2017, 2016, and 2015 was $1.95, $1.70 and $6.73, respectively.  In 2017 and 2016, we also issued restricted share units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted share units was $7.53 and $7.31 in 2017 and 2016, respectively.  No restricted share units were issued in 2015.

The table below indicates the key assumptions used in the option valuation calculations for options granted in 2017, 2016, and 2015 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Year ended December 31,
	2017	2016	2015
Expected option term (in years)	6.8	6.9	6.8
Expected volatility	36.2%	38.8%	50.4%
Risk-free interest rate	2.1%	1.2%	1.6%
Dividend yield	4.3%	4.5%	4.7%

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

For 2017, 2016, and 2015, we recorded $609,000, $611,000, and $488,000 of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Income.  We also recorded income tax benefits of $134,000, $184,000, and $148,000 in 2017, 2016, and 2015 respectively, related to such share-based compensation.  At December 31, 2017, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Option activity in the 2005 Equity Incentive Plan and 2014 Equity Incentive Plan is summarized below:

	Stock Options		Restricted Share Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2016	1,073,900	$7.83	57,400	$7.94
Granted	169,500	8.30	65,600	8.30
Exercised	(182,811)	6.42	(8,300)	7.44
Forfeited	(80,763)	7.50	(13,425)	7.98
Expired	(60,187)	9.32	-	-
Outstanding at December 31, 2017	919,639	$8.13	101,275	$8.21

* weighted-average exercise price per share
** weighted-average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2017:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	919,639	$8.13	$4,709,000	6.4	483,224	$8.29	$2,396,000	4.8
Restricted stock units	95,135	-	1,261,000	2.0	-	-	-	-

* weighted-average exercise price per share
** weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2017, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $899,000, which is expected to be recognized over a weighted average period of 2.6 years.

The total fair value of awards vested during the years ended December 31, 2017, 2016, and 2015 was $1,104,000, $961,000, and $944,000, respectively.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $958,000, $6,000 and $32,000, respectively.  Cash received from option exercises was $1,043,000, $23,000 and $263,000 for 2017, 2016, and 2015, respectively.  We recorded a realized tax benefit in 2017, 2016, and 2015 from equity-based awards of $150,000, $1,000 and $4,000, respectively, related to options exercised.  Upon adoption of ASU 2016-09 in 2017 tax benefits realized on stock options exercises are included in income tax expense and are no longer included as a component of cash flows.  See Footnote 16 Accounting Pronouncements for further details regarding the adoption of ASU 2016-09.

Restricted stock:

We paid a portion of the 2015 and 2014 incentive bonus for the chief executive officer and chief financial officer in the form of 28,231 and 23,578 deferred stock units, respectively, with a corresponding credit recorded to Additional Paid in Capital (net of share relinquishments) in the amounts of $151,000 and $121,000 in 2016, and 2015, respectively.  Such deferred stock units were granted in February 2016 and February 2015, respectively, and were fully vested at the time of grant.  These units will be converted three years from the grant date to shares of the Company's common stock on a one-for-one basis.  The weighted average exercise price of the deferred stock units was $6.98.  Starting with the 2016 incentive bonus program, all incentive bonus payments are made in cash with no portion of the award paid in deferred stock units.

11. Income taxes

The components of the income tax provision are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$2,379	$1,776	$450
State	114	70	22
Foreign	(49)	2	-
	2,444	1,848	472
Deferred:
Federal	1,097	(257)	843
State	20	(38)	35
Foreign	-	-	-
	1,117	(295)	878
Income tax provision	$3,561	$1,553	$1,350

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted.

On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting is complete. To the extent there are areas that are incomplete, but are capable of reasonable estimates, a provisional amount is required to be recorded by the Company. If a reasonable estimate is unable to be calculated, the Company is required to disclose why. The Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance from Treasury, the Internal Revenue Service and State Governments, and actions the Company may take as a result of the Tax Reform Act.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction of TransAct's U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $1,315,000 charge to income tax expense in the Company's consolidated statement of income for the year ended December 31, 2017.

The Tax Reform Act also provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company has no undistributed foreign E&P subject to the one-time mandatory repatriation and therefore has not recognized any income tax expense related to undistributed foreign subsidiary E&P for the year ended December 31, 2017.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to these taxes and therefore has not included any tax impacts of GILTI or BEAT in its consolidated financial statements for the year ended December 31, 2017. Starting January 1, 2018, the Company will account for GILIT and BEAT in the period in which it is incurred to the extent these expectations change.

Our effective tax rates were 52.6%, 30.0%, and 30.4% for 2017, 2016, and 2015, respectively.  The effective tax rate in 2017 was unusually high due to the impact of the Tax Reform Act. As explained above we recognized a provisional $1,315,000 charge to income tax expense for the year ended December 31, 2017 as a result of revaluing our net deferred tax assets using the new U.S. corporate tax rate of 21%.

At December 31, 2017, we have no federal or state net operating loss carryforwards and no R&D credit carryforwards or state tax credit carryforwards as of December 31, 2017.  Foreign loss before taxes was $563,000, $235,000, and $174,000 in 2017, 2016, and 2015, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Foreign net operating losses	$328	$423
Depreciation	107	88
Inventory reserves	845	1,264
Deferred revenue	16	31
Warranty reserve	59	93
Stock compensation expense	694	1,273
Other accrued compensation	363	387
Other liabilities and reserves	246	329
Gross deferred tax assets	2,658	3,888
Valuation allowance	(328)	(423)
Net deferred tax assets	2,330	3,465

Deferred tax liabilities:
Other	22	33
Net deferred tax liabilities	22	33
Total net deferred tax assets	$2,308	$3,432

As of December 31, 2017 a valuation allowance of $328,000 has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year ended December 31,
(In thousands)	2017	2016	2015
Balance, beginning of period	$423	$340	$282
Additions charged to income tax provision	67	83	58
Reductions credited to income tax provision	(162)	-	-
Balance, end of period	$328	$423	$340

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2017	2016	2015

Federal statutory tax rate	34.0%	34.0%	34.0%
U.S. corporate tax rate change	19.4	0.0	0.0
Stock option cancellations	1.7	0.0	0.0
Valuation allowance and tax accruals	1.6	1.6	1.3
State income taxes, net of federal income taxes	1.3	0.4	0.8
Uncertain tax positions	(0.1)	(0.1)	(0.3)
Miscellaneous permanent items	(1.9)	(1.2)	(0.7)
R&D credit	(3.3)	(4.6)	(4.9)
Other	(0.1)	(0.1)	0.2
Effective tax rate	52.6%	30.0%	30.4%

At December 31, 2017 and 2016, we had $104,000 and $111,000 of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2017	2016
Unrecognized tax benefits as of January 1	$111	$114
Tax positions taken during the current period	24	27
Lapse of statute of limitations	(31)	(30)
Unrecognized tax benefits as of December 31	$104	$111

We expect $28,000 of the $104,000 of unrecognized tax benefits will reverse in 2018 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2017 and 2016, we have $17,000 and $18,000, respectively, of accrued interest and penalties related to uncertain tax positions.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2013.  However, our federal tax returns for the years 2014 through 2016 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.
12. Earnings per share

For 2017, 2016, and 2015, earnings per share was computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$3,211	$3,617	$3,092

Shares:
Basic: Weighted average common shares outstanding	7,423	7,610	7,818
Add: Dilutive effect of outstanding options as determined by the treasury stock method	169	45	36
Diluted: Weighted average common and common equivalent shares outstanding	7,592	7,655	7,854

Net income per common share:
Basic	$0.43	$0.48	$0.40
Diluted	0.42	0.47	0.39

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 341,000, and 831,000, at December 31, 2017 and 2016 respectively.

13. Stock repurchase program

Prior to its expiration on December 31, 2017, we maintained a stock repurchase program (the "Stock Repurchase Program") whereby we were authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  From  January 1, 2017 through the expiration date of the Stock Repurchase Program, we purchased 36,465 shares of our common stock for $358,000 at an average price of $9.84 per share.  From the start of the Stock Repurchase Program on February 25, 2016 through December 31, 2017, we purchased 499,843 shares of our common stock for $3,929,000 at an average price of $7.86 per share.

In 2015, under a prior repurchase program, we purchased 166,553 shares of our common stock for $1,020,000 at an average price of $6.12 per share.   From January 1, 2005 through December 31, 2017, we repurchased a total of 3,888,432 shares of common stock for $30,110,000, at an average price of $7.74 per share.

14. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net sales:
United States	$48,720	$45,542	$45,730
International	7,591	11,693	13,946
Total	$56,311	$57,235	$59,676

Fixed assets, net:
United States	$1,548	$1,581	$1,769
International	621	660	738
Total	$2,169	$2,241	$2,507

Sales to international customers were 14%, 20%, and 23% of total sales in 2017, 2016, and 2015 respectively.  Sales to Europe represented 44%, 56%, and 56%, sales to the Pacific Rim (which includes Australia and Asia) represented 32%, 34%, and 34%, and sales to Canada represented 18%, 8%, and 8% of total international sales in 2017, 2016, and 2015 respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the United Kingdom as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

15. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2017 and 2016 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2017:
Net sales	$13,997	$13,596	$15,524	$13,194
Gross profit	6,093	6,430	7,519	6,620
Net income (loss)	943	867	1,813	(412)
Net income (loss) per common share:
Basic	0.13	0.12	0.24	(0.06)
Diluted	0.13	0.12	0.24	(0.06)

2016:
Net sales	$14,357	$14,801	$14,474	$13,603
Gross profit	5,885	5,983	5,915	6,016
Net income	625	753	883	1,356
Net income per common share:
Basic	0.08	0.10	0.12	0.18
Diluted	0.08	0.10	0.12	0.18

16. Accounting pronouncements

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

In the first quarter of 2018, the Company will complete its adoption activities, including the integration of the standard update into our financial reporting process and systems.  The Company will adopt the amended guidance using the modified retrospective transition approach, with any cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.  The provisions of this standard are effective for interim and annual periods beginning after December 15, 2017.  We will adopt the amended guidance on January 1, 2018, at which time it becomes effective for the Company.  The new standard will change revenue practices for testing service contracts reported as part of our TSG market.  Revenue will now be recognized at a point in time as our performance obligation is completed as opposed to our current practice of recognizing based on percentage-of-completion.  As of December 31, 2017 we have no open testing service contracts that will require adjustment to retained earnings.  While we are still finalizing our evaluation of the impact of the new revenue standard, the impact is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases, and is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does have leases for equipment and real property which exceed 12 months and we are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements.

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

We adopted ASU 2016-09 in the first quarter of 2017.  This adoption required us to reflect any adjustments as of January 1, 2017, the beginning of the annual period that includes the interim period of adoption.  In 2017, there were 166,600 options exercised that required $150,000 of excess tax benefits to be recorded in the provision for income taxes.  In 2016, there were 3,750 options exercised that required $1,000 of excess tax benefits to be recorded in additional paid-in-capital, as was required pursuant to the prior accounting guidance.

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

The presentation requirements for cash flows related to excess tax benefits and employee taxes paid for withheld shares were applied retrospectively to all periods presented. This resulted in an increase in both net cash provided by operating activities and net cash used by financing activities of $23,000 for 2017.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the recorded amount of goodwill. The provisions of this standard are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. We early adopted this standard as of October 1, 2017 and this ASU did not have any impact on our financial statements or disclosures.

17. Subsequent event

On March 1, 2018, our Board of Directors approved a new stock repurchase program (the "2018 Stock Repurchase Program") substantially similar to the 2016 Stock Repurchase Program disclosed in Note 13-Stock repurchase program, whereby we are authorized to repurchase up to $5,000,000 of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue it prior to such time.