Form 10-Q
period 2018-03-31
TRANSACT TECHNOLOGIES INC
filed 2018-05-10
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018
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

As of April 30, 2018, the number of shares outstanding of the Company's common stock, $0.01 par value, was 7,402,383.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,669	$5,507
Accounts receivable, net	8,659	10,948
Inventories, net	8,881	8,875
Prepaid income taxes	356	514
Other current assets	565	517
Total current assets	23,130	26,361

Fixed assets, net of accumulated depreciation of $19,934 and $19,752, respectively	2,361	2,169
Goodwill	2,621	2,621
Deferred tax assets	2,295	2,308
Intangible assets, net of accumulated amortization of $3,391, and $3,359, respectively	436	458
Other assets	32	33
	7,745	7,589
Total assets	$30,875	$33,950

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,181	$3,841
Accrued liabilities	2,329	3,339
Deferred revenue	313	169
Total current liabilities	5,823	7,349

Deferred revenue, net of current portion	68	69
Deferred rent, net of current portion	272	271
Other liabilities	245	247
	585	587
Total liabilities	6,408	7,936

Shareholders' equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,412,095 and 11,366,526 shares issued, respectively; 7,400,883 and 7,478,094 shares outstanding, respectively	114	114
Additional paid-in capital	31,362	31,353
Retained earnings	24,763	24,756
Accumulated other comprehensive loss, net of tax	(100)	(99)
Treasury stock, at cost, 4,011,212 and 3,888,432 shares	(31,672)	(30,110)
Total shareholders' equity	24,467	26,014
Total liabilities and shareholders' equity	$30,875	$33,950

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)

Net sales	$12,243	$13,997
Cost of sales	6,381	7,904

Gross profit	5,862	6,093

Operating expenses:
Engineering, design and product development	1,221	993
Selling and marketing	1,573	1,672
General and administrative	2,212	2,012
	5,006	4,677

Operating income	856	1,416
Interest and other income (expense):
Interest, net	(8)	(8)
Other, net	10	(6)
	2	(14)

Income before income taxes	858	1,402
Income tax provision	178	459
Net income	$680	$943

Net income per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

Shares used in per-share calculation:
Basic	7,533	7,396
Diluted	7,901	7,445

Dividends declared and paid per common share:	$0.09	$0.08

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Net income	$680	$943
Foreign currency translation adjustment, net of tax	(1)	2
Comprehensive income	$679	$945

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$680	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	161	146
Depreciation and amortization	221	313
Deferred income taxes	12	21
Foreign currency transaction losses (gains)	(9)	8
Changes in operating assets and liabilities:
Accounts receivable	2,297	1,282
Inventories	(2)	(254)
Prepaid income taxes	161	-
Other current and long term assets	(46)	(169)
Accounts payable	(740)	(1,324)
Accrued liabilities and other liabilities	(872)	(195)
Net cash provided by operating activities	1,863	771

Cash flows from investing activities:
Capital expenditures	(298)	(234)
Additions to capitalized software	(10)	-
Net cash used in investing activities	(308)	(234)

Cash flows from financing activities:
Payment of dividends on common stock	(673)	(587)
Purchases of common stock for treasury	(1,562)	-
Proceeds from stock option exercises	94	-
Withholding taxes paid on stock issuances	(246)	(18)
Net cash used in financing activities	(2,387)	(605)

Effect of exchange rate changes on cash and cash equivalents	(6)	(6)

Decrease in cash and cash equivalents	(838)	(74)
Cash and cash equivalents, beginning of period	5,507	2,503
Cash and cash equivalents, end of period	$4,669	$2,429

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$122	$98

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in "Accumulated other comprehensive loss, net of tax", in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in "Interest and other income (expense)" in the Condensed Consolidated Statements of Income.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

2. Inventories, net

The components of inventories, net are:

	March 31, 2018	December 31, 2017
	(In thousands)

Raw materials and purchased component parts	$6,658	$6,322
Work-in-process	113	-
Finished goods	2,110	2,553
	$8,881	$8,875

3. Accrued product warranty liability

We generally warrant our products for up to 36 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)

Balance, beginning of period	$267	$267
Warranties issued	80	55
Warranty settlements	(69)	(65)
Balance, end of period	$278	$257

As of March 31, 2018, $196 thousand of the accrued product warranty liability is classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $82 thousand is classified as non-current in "Other liabilities".

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)

Net income	$680	$943

Shares:
Basic: Weighted average common shares outstanding	7,533	7,396
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	368	49
Diluted: Weighted average common and common equivalent shares outstanding	7,901	7,445

Net income per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended March 31, 2018 and 2017, there were 147 thousand and 846 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders' equity

Changes in shareholders' equity for the three months ended March 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$26,014
Net income	680
Share-based compensation expense	161
Issuance of shares from exercise of stock options	94
Foreign currency translation adjustment	(1)
Relinquishment of stock awards upon exercise and fully vested deferred stock units	(246)
Dividends declared and paid on common stock	(673)
Purchase of common stock for treasury	(1,562)
Balance at March 31, 2018	$24,467

For the three months ended March 31, 2018, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $673 thousand, which was paid on March 15, 2018 to common shareholders of record at the close of business on February 20, 2018.  For the three months ended March 31, 2017, dividends declared and paid totaled $587 thousand, or $0.08 per share.

6. Income taxes

We recorded an income tax provision for the first quarter of 2018 of $178 thousand at an effective tax rate of 20.7%, compared to an income tax provision during the first quarter of 2017 of $459 thousand at an effective tax rate of 32.7%.  The effective tax rate in the first quarter of 2018 was lower than the first quarter 2017 effective tax rate due to the passage of the Tax Cuts and Jobs Act (the "Tax Reform Act") enacted on December 22, 2017.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018 and, as a result, reduced our statutory U.S. corporate income tax rate from 34% to 21%.

On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act. In accordance with SAB 118, the Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017, and no changes were made to these provisional amounts during the quarter ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance from Treasury, the Internal Revenue Service and State Governments, and actions the Company may take as a result of the Tax Reform Act, but the enactment of this legislation did not result in a material adjustment for the quarter ended March 31, 2018.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has not recorded any impacts of GILTI or BEAT in its consolidated financial statements for the quarter ended March 31, 2018.

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

As of March 31, 2018, we had $104 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect $28 thousand of the $104 thousand of unrecognized tax benefits will reverse in 2018 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as "Deferred tax assets" in the Condensed Consolidated Balance Sheet.  As of March 31, 2018, we have $20 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

7. Accounting pronouncements

The following accounting pronouncements will be adopted in future reporting periods:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases, and is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does have leases for equipment and real property which exceed 12 months and we are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements.

The following accounting pronouncements were adopted during 2018:

1)	Revenue recognition:

ASU No. 2014-09," Revenue from Contracts with Customers" and its related amendments (collectively, ASC 606) are effective for reporting periods beginning after December 15, 2017, and interim periods therein.  We adopted ASC 606 effective January 1, 2018 and elected the modified retrospective approach.  The results for periods before 2018 were not adjusted for the new standard and any cumulative effective of the change in accounting was recognized through retained earnings at the date of adoption.

Periods prior to January 1, 2018
The Company's revenue recognition method prior to the adoption of ASC 606 can be found under Note 2. Summary of significant accounting policies within the "Notes to Consolidated Financial Statements" in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Periods commencing January 1, 2018
In accordance with ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations (most commonly when contracts include product and extended warranties). A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on its standalone selling price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, such as price protection, reserves for returns and other allowances, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the "expected value" method or the "most likely amount" method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

For a majority of our revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ software and hardware are integrated to deliver the system's full functionality.  The transaction prices from EPICENTRAL™ software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after completion of the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer.

Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. For our separately priced extended warranty and maintenance agreements (including free one-year maintenance received by the customers upon completion of EPICENTRAL™ installation) revenue is recognized over-time as the customer receives the benefit.  The transaction price from the maintenance services is recognized ratably over-time, using output methods, as control of the services is transferred to the customer. For extended warranties, the transaction price is recognized ratably over the warranty period, using output methods, as control of the services is transferred to the customer.

In the cases where there is more than one performance obligation in a customer arrangement, the Company typically uses the "standalone selling price" method to determine the transaction price to allocate to each performance obligation. The Company sells the performance obligations separately and has established standalone selling prices for its products and services. In the case of an overall price discount, the discount is applied to each performance obligation proportionately based on standalone selling price. To determine the standalone selling price for initial EPICENTRAL™ installations, the Company uses the adjusted market assessment approach.

Disaggregation of revenue
The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31, 2018
	United States	International	Total
	(In thousands)
Restaurant solutions	$973	$72	$1,045
POS automation and banking	1,670	46	1,716
Casino and gaming	4,190	1,750	5,940
Lottery	635	-	635
Printrex	263	12	275
TransAct Services Group	2,448	184	2,632
Total net sales	$10,179	$2,064	$12,243

Changes in accounting policies and financial statement impact of adopting ASC 606
Except for the changes below, we have consistently applied the accounting policies to all periods presented in the consolidated financial statements.  As noted above, we adopted ASC 606 using the modified retrospective approach which allows the Company to record any changes using the cumulative effect.  The adoption of the ASC 606 did not require the Company to record an adjustment to retained earnings at January 1, 2018 and did not have an impact on the first quarter consolidated income statement, basic or diluted earnings per share, consolidated statement of cash flows or consolidated balance sheet at March 31, 2018.

Costs to Obtain a Contract – Costs to obtain a contract, such as sales commissions, were previously expensed as incurred. The Company applied the practical expedient for contracts with customers for a term of twelve months or less, in accordance with ASC 340-40-25-4, which allows TransAct to continue to expense sales commissions as incurred, since the expected amortization period of the cost to obtain a contract is less than 12 months.  No amounts were capitalized as of the adoption of ASC 606 or as of March 31, 2018.

Contract balances
Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as "Accrued Liabilities" in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, EPICENTRAL™ maintenance contracts and testing service contracts, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of March 31, 2018 or December 31, 2017.  In the first quarter of 2018, we recognized revenue of $103 thousand related to our contract liabilities at January 1, 2018.  Total contract liabilities consist of the following:

	March 31, 2018	January 1, 2018
	(In thousands)

Customer pre-payments	$358	$79
Deferred revenue, current	313	169
Deferred revenue, non-current	68	69
Total contract liabilities	$739	$317

Remaining performance obligations
Remaining performance obligations represents the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.4 million.  The Company expects to recognize revenue on $6.3 million of our remaining performance obligations within the next twelve months, with the balance of these remaining performance obligations recognized within the next 24 months.

2)	Stock compensation:

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation: Scope of modification accounting".  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017.  The amendments are applied prospectively to an award modified on or after the adoption date.  We adopted this guidance in the first quarter of 2018 and the adoption has not resulted in a change to our financial statements.

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

Overview
TransAct Technologies Incorporated ("TransAct") is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, point of sale ("POS") automation and banking, casino and gaming, lottery, mobile and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca®, Printrex® and Responder® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal and inkjet printers and terminals generate top-quality labels and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group ("TSG"), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Policies and Estimates," included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2018.

Results of Operations: Three months ended March 31, 2018 compared to three months ended March 31, 2017

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Restaurant Solutions	$1,045	8.5%	$527	3.8%	$518	98.3%
POS automation and banking	1,716	14.0%	2,458	17.5%	(742)	(30.2%)
Casino and gaming	5,940	48.5%	5,117	36.6%	823	16.1%
Lottery	635	5.2%	2,981	21.3%	(2,346)	(78.7%)
Printrex	275	2.3%	178	1.3%	97	54.5%
TSG	2,632	21.5%	2,736	19.5%	(104)	(3.8%)
	$12,243	100.0%	$13,997	100.0%	$(1,754)	(12.5%)

International *	$2,064	16.9%	$3,486	24.9%	$(1,422)	(40.8%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first quarter of 2018 decreased $1.8 million, or 13%, from the same period in 2017.  Printer and terminal sales volume decreased 28% to approximately 31 thousand units driven primarily by an 80% decrease in unit volume from the lottery market and a 29% decrease in unit volume in the POS automation and banking market.  These decreases were partially offset by increases in unit volume of 6% from the casino and gaming market and 87% from the restaurant solutions market. The average selling price of our printers and terminals increased 15% in the first quarter of 2018 compared to the first quarter of 2017.

International sales for the first quarter of 2018 decreased $1.4 million, or 41%, from the same period in 2017 primarily due to a decrease in sales in the international lottery market and to a lesser extent a 14% decrease in the international casino and gaming market.

Restaurant Solutions:
Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve convenience and hospitality establishments) effectively manage food safety and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide restaurant solutions products for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$973	93.1%	$473	89.8%	$500	105.7%
International	72	6.9%	54	10.2%	18	33.3%
	$1,045	100.0%	$527	100.0%	$518	98.3%

The increase in domestic restaurant solutions revenue in the first quarter of 2018 compared to the first quarter of 2017 was driven by increased sales of our AccuDate 9700 terminal to our U.S. distributor and the initial shipments of the AccuDate XL to a large corporate customer in support of a large-scale, multi-quarter rollout of the terminal.  This increase was partially offset by decreased sales of our AccuDate Pro terminal to our U.S. distributor.  We expect sales of our restaurant solutions terminals to increase in 2018 compared to 2017 as we benefit from the strategic selling and marketing investments implemented during 2017.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by restaurants (including fine dining, casual dining, quick serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide POS automation and banking products for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$1,670	97.3%	$2,416	98.3%	$(746)	(30.9%)
International	46	2.7%	42	1.7%	4	9.5%
	$1,716	100.0%	$2,458	100.0%	$(742)	(30.2%)

The decrease in domestic POS automation and banking product revenue in the first quarter of 2018 compared to the first quarter of 2017 was primarily driven by a 27% decrease in domestic sales of our Ithaca® 9000 printer, as sales to McDonald's slowed compared to the record pace experienced in 2016 and the first quarter of 2017.  We expect sales to McDonald's to decrease for the full year 2018 compared to the full year 2017, as McDonald's completes the implementation of initiatives that use the Ithaca 9000, which began in 2015.  Domestic sales also declined, although to a lesser extent, due to a 73% decrease in sales of our legacy banking and other POS printers in the first quarter of 2018 compared to the first quarter of 2017 as we continue to deemphasize these products.  We expect sales of these legacy products to continue to decline during 2018, as we have shifted our sales focus to our newer products.

Casino and gaming:
Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals ("VLTs"), and other gaming machines that print tickets or receipts instead of issuing coins ("ticket-in, ticket-out" or "TITO") at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$4,190	70.5%	$3,085	60.3%	$1,105	35.8%
International	1,750	29.5%	2,032	39.7%	(282)	(13.9%)
	$5,940	100.0%	$5,117	100.0%	$823	16.1%

The increase in domestic sales of our casino and gaming products was due largely to a 19% increase in domestic sales of our thermal casino printers in the first quarter of 2018 compared to the first quarter of 2017, driven primarily by increased sales to our OEMs.  Additionally, domestic EPICENTRAL™ software sales increased 233% in the first quarter of 2018 compared to the first quarter of 2017 as we completed one new installation in 2018 compared to no installations completed during the first quarter of 2017.  Sales of EPICENTRALTM are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming product sales decreased in the first quarter of 2018 compared to the first quarter of 2017 due to a 32% decline in international sales of our off-premise gaming printers to Europe, Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.  International sales of our thermal casino printers increased 5% in the first quarter of 2018 compared to the first quarter of 2017.  We expect international sales of both our thermal casino printers and off-premise gaming printers to increase in 2018 as we benefit from the transition away from our previous exclusive worldwide distributor whose contract ended at the end of 2017 and begin to sell directly to our slot machine manufacturers and end user casino and gaming customers in Europe.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries ("IGT"), and to a lesser extent, other lottery system companies for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$635	100.0%	$1,814	60.9%	$(1,179)	(65.0%)
International	-	0.0%	1,167	39.1%	(1,167)	(100.0%)
	$635	100.0%	$2,981	100.0%	$(2,346)	(78.7%)

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

The decrease in international lottery sales in the first quarter of 2018 compared to the first quarter of 2017 was due to a sale of lottery printers to IGT for the Canadian lottery in the first quarter of 2017 and no comparable sale occurring in the first quarter of 2018.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. A summary of sales of our worldwide Printrex printers for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$263	95.6%	$134	75.3%	$129	96.3%
International	12	4.4%	44	24.7%	(32)	(72.7%)
	$275	100.0%	$178	100.0%	$97	54.5%

The increase in sales of Printrex printers in the first quarter of 2018 compared to the first quarter of 2017 resulted from 107% higher domestic sales in the oil and gas market.  This increase was partially offset by lower sales in the international oil and gas market and lower sales of both domestic and international medical and mobile printers in the first quarter of 2018 compared to the first quarter of 2017.  We expect Printrex sales for the full year of 2018 to be higher than 2017, as we expect a continued modest recovery in the oil and gas market to more than offset lower expected sales of medical and mobile printers as we shift our focus to our higher value, technology-enabled restaurant solution and casino and gaming products.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	March 31, 2018		March 31, 2017		$	%
Domestic	$2,448	93.0%	$2,589	94.6%	$(141)	(5.4%)
International	184	7.0%	147	5.4%	37	25.2%
	$2,632	100.0%	$2,736	100.0%	$(104)	(3.8%)

The decrease in domestic revenue from TSG for the first quarter of 2018 as compared to the prior year period was due to decreased replacement part sales, service revenue and non-Printrex consumable product sales of 7%, 11% and 6%, respectively.  These decreases were partially offset by a 34% increase in Printrex consumables related to the recovery in the oil and gas market.  Based on our backlog of orders and contractual commitments for spare parts for our installed base of lottery printers, we expect TSG sales to decrease in 2018 compared to the unusually high level of spare parts sales, largely from lottery printer spare part sales to IGT, in 2017.

Internationally, revenue from TSG increased slightly in the first quarter of 2018 compared to the first quarter of 2017 due to higher  international replacement part sales.

Gross Profit.  Gross profit information for the three months ended March 31, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$5,862	$6,093	(3.8%)	47.9%	43.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  In the first quarter of 2018, gross profit decreased $231 thousand, or 4%, compared to the same period in 2017 due to 13% lower sales, somewhat offset by higher gross margin.  Although gross profit decreased, our gross margin increased 440 basis points, from 47.9% in the first quarter of 2018 compared to 43.5% in the first quarter of 2017.  The increased gross margin reflects a favorable shift in sales mix towards higher-value, technology driven solutions, as well as lower sales of the lottery and POS printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the three months ended March 31, 2018 and  2017 is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$1,221	$993	23.0%	10.0%	7.1%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design and testing services, and supplies). Such expenses increased $228 thousand, or 23%, in the first quarter of 2018 compared to the first quarter of 2017 due primarily to the hiring of additional engineering staff and increased expenses related to product development for the restaurant solutions and casino and gaming markets.  We expect engineering, design and product development expenses to be higher in 2018 compared to 2017, as we continue to expand our engineering staff to support new product development for the restaurant solutions market.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2018 and  2017 is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$1,573	$1,672	(5.9%)	12.8%	11.9%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $99 thousand, or 6%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to the retirement of our EVP, Sales and Marketing in December 2017, whose position was replaced by an existing employee of TransAct, as well as the elimination of commission expense to our former international casino and gaming distributor, Suzo-Happ.  These decreases were partially offset by the hiring of additional sales staff to expand our casino and gaming sales to support our direct selling model and to replace our former distributor.  We expect selling and marketing expenses to be higher in 2018 compared to 2017 due to the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers in Europe in 2018.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2018 and  2017 is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$2,212	$2,012	9.9%	18.1%	14.4%

General and administrative expenses primarily include salaries and payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $200 thousand, or 10%, in first quarter of 2018 compared to the first quarter of 2017 due primarily to higher severance and incentive compensation expense incurred in the 2018 period.  We expect general and administrative expenses in 2018 to be higher than 2017 due to increased recruiting expenses as we continue to expand our restaurant solutions sales and engineering staff and complete the planned expansion of sales staff for our European casino and gaming market.

Operating Income.  Operating income information for the three months ended March 31, 2018 and  2017 is summarized below (in thousands, except percentages):

Three months ended March 31,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$856	$1,416	(39.5%)	7.0%	10.1%

Our operating income decreased $560 thousand, or 40%, and our operating margin decreased to 7% of net sales in the first quarter of 2018 from 10% of net sales in the first quarter of 2017.  The decrease in both operating profit and operating margin were primarily due to 13% lower sales combined with 7% higher operating expense, somewhat offset by a 440 basis point increase in gross margin, in the first quarter of 2018 compared with the first quarter of 2017.

Interest.  We recorded net interest expense of $8 thousand in the first quarter of 2018 and the first quarter of 2017.  We do not expect significant changes in net interest expense for the full year 2018.

Other, net.  We recorded other income of $10 thousand in the first quarter of 2018 compared to other expense of $6 thousand in the first quarter of 2017.  The change was due to foreign currency transaction exchange gains recorded in 2018 compared to foreign currency transaction losses recorded in the 2017 period.

Income Taxes.  We recorded an income tax provision for the first quarter of 2018 of $178 thousand at an effective tax rate of 20.7% compared to an income tax provision during the first quarter of 2017 of $459 thousand at an effective tax rate of 32.7%.   The effective tax rate in the first quarter of 2018 was lower than the effective tax rate in the first quarter of 2017 due to the passage of the Tax Reform Act that was signed on December 22, 2017.  The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018, and as a result, reduced our statutory U.S. corporate income tax rate from 34% to 21%.  We expect our effective tax rate to be between 20% and 21% for the full year 2018.

Net Income.  We reported net income for the first quarter of 2018 of $680 thousand, or $0.09 per diluted share, compared to $943 thousand, or $0.13 per diluted share, for the first quarter of 2017.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2018 and 2017.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow
In the first three months of 2018, our cash and cash equivalents balance decreased $838 thousand, or 15%, from December 31, 2017 and we ended the first quarter of 2018 with $4.7 million in cash and cash equivalents, of which $315 thousand was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash provided by operating activities of $1.9 million in the first three months of 2018 as compared to $771 thousand in the first three months of 2017:

During the first three months of 2018:
●	We reported net income of $680 thousand.
●	We recorded depreciation and amortization of $221 thousand, and share-based compensation expense of $161 thousand.
●	Accounts receivable decreased $2.3 million, or 21%, due to the collection of past due receivables for 2017 sales made to our former international casino and gaming distributor.
●	Prepaid income taxes decreased $161 thousand during the first quarter of 2018.
●
Accounts payable decreased $740 thousand, or 19%, due primarily to higher inventory purchases made towards the end of the fourth quarter of 2017 compared to the first quarter of 2018 that were subsequently paid in the first quarter of 2018.

●	Accrued liabilities and other liabilities decreased $872 thousand, or 21%, due primarily to the payment of 2017 annual bonuses in March 2018.

During the first three months of 2017:
●	We reported net income of $943 thousand.
●	We recorded depreciation and amortization of $313 thousand, and share-based compensation expense of $146 thousand.
●	Accounts receivable decreased $1.3 million, or 12%, due to the collection of receivables for sales made late in the fourth quarter of 2016.
●	Inventories increased $254 thousand, or 3%, due largely to the purchase of AccuDate inventory to support expected restaurant solutions sales in 2017.
●	Other current assets and long-term assets increased $169 thousand, or 45%, due largely to advance payments made in the first quarter of 2017 for annual ERP software maintenance expense.
●	Accounts payable decreased $1.3 million, or 27%, due primarily to increased inventory purchases towards the end of the fourth quarter of 2016 and subsequently paid in the first quarter of 2017.
●
Accrued liabilities and other liabilities decreased $195 thousand due primarily to the payment of 2016 annual bonuses in March 2017.  The decrease was partially offset by increased income taxes payable.

Investing activities:  Our capital expenditures were $298 thousand and $234 thousand in the first three months of 2018 and 2017, respectively.  Expenditures in 2018 were primarily for computer and networking equipment and furniture and fixtures purchases related to investments made in our U.K. facility to support the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers.  To a lesser extent, expenditures in 2018 included computer and networking equipment for our U.S. operations.  Expenditures in the first three months of 2017 were primarily for new product tooling equipment and computer and networking equipment and, to a lesser extent, leasehold improvements for our Ithaca facility.

Capital expenditures and capitalized software development costs for 2018 are expected to be approximately $2 million primarily for new product tooling and tooling enhancements for our existing products, new computer software and equipment purchases, leasehold improvements at our Las Vegas and UK facilities, as well as capitalized software development costs related to our restaurant solutions products.

Financing activities:  We used $2.4 million of cash from financing activities during the first three months of 2018 to purchase $1.6 million of common stock for treasury, to pay dividends of $673 thousand to common shareholders and $246 thousand related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $94 thousand.  During the first three months of 2017, we used $605 thousand of cash from financing activities to pay dividends of $587 thousand to common shareholders and $18 thousand related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.

Credit Facility and Borrowings
We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A., which provides for a $20 million revolving credit line.  On November 21, 2017, we signed an amendment to the TD Bank Credit Facility through November 28, 2022.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.125% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $12.5 million from $10 million.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2018.  The following table lists the financial covenants and the performance measurements at March 31, 2018:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2018
Operating cash flow / Total debt service	Minimum of 1.25 times	40.19
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of March 31, 2018, borrowings available under the TD Bank Credit facility were $20 million.

Shareholder Dividend Payments
In September 2012, our Board of Directors initiated a quarterly cash dividend program, with an initial quarterly dividend of $0.06 per share, subject to the Board's approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $673 thousand, or $0.09 per share, and $587 thousand, or $0.08 per share, in the first quarter of 2018 and first quarter of 2017, respectively.  We expect to pay approximately $2.7 million in cash dividends to our common shareholders during 2018.

Stock Repurchase Program
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the "2018 Stock Repurchase Program").  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue it prior to such time.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the three months ended March 31, 2018, we repurchased 122,780 shares of our common stock for approximately $1.6 million at an average price per share of $12.72.

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

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2017.  We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  There has been no material change in our exposure to market risk during the three months ended March 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our prior stock repurchase program expired on December 31, 2017.  No repurchase program was in place, and no repurchases of our common stock were made, from January 1, 2018 through February 28, 2018.  On March 1, 2018, our Board of Directors approved the 2018 Stock Repurchase Program.  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market through December 31, 2019 at prevailing market prices based on market conditions, share price and other factors.  During the three months ended March 31, 2018, we purchased 122,780 shares of our common stock for approximately $1.6 million at an average price per share of $12.72.  As of March 31, 2018, $3.4 million remains authorized for future repurchase under the 2018 Stock Repurchase Program.  The following table summarizes common stock repurchases made by or on behalf of the Company for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2018 – January 31, 2018	-	$-	-	$-
February 1, 2018 – February 28, 2018	-	-	-	$-
March 1, 2018 – March 31, 2018	122,780	12.72	122,780	$3,438,000
Total	122,780	$12.72	122,780

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.                           EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
May 10, 2018	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)