Form 10-Q
period 2018-09-30
TRANSACT TECHNOLOGIES INC
filed 2018-11-09
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 31, 2018, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,391,028.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,795	$5,507
Accounts receivable, net	11,643	10,948
Inventories, net	13,065	8,875
Prepaid income taxes	47	514
Other current assets	520	517
Total current assets	29,070	26,361

Fixed assets, net of accumulated depreciation of $20,319 and $19,752, respectively	2,264	2,169
Goodwill	2,621	2,621
Deferred tax assets	2,263	2,308
Intangible assets, net of accumulated amortization of $3,454, and $3,359, respectively	829	458
Other assets	31	33
	8,008	7,589
Total assets	$37,078	$33,950

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,359	$3,841
Accrued liabilities	2,706	3,339
Deferred revenue	307	169
Total current liabilities	9,372	7,349

Deferred revenue, net of current portion	253	69
Deferred rent, net of current portion	260	271
Other liabilities	228	247
	741	587
Total liabilities	10,113	7,936

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,435,870 and 11,366,526 shares issued, respectively; 7,391,028 and 7,478,094 shares outstanding, respectively	114	114
Additional paid-in capital	31,841	31,353
Retained earnings	27,219	24,756
Accumulated other comprehensive loss, net of tax	(99)	(99)
Treasury stock, at cost, 4,044,842 and 3,888,432 shares	(32,110)	(30,110)
Total shareholders’ equity	26,965	26,014
Total liabilities and shareholders’ equity	$37,078	$33,950

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)

Net sales	$15,838	$15,524	$42,832	$43,117
Cost of sales	7,834	8,005	21,975	23,075

Gross profit	8,004	7,519	20,857	20,042

Operating expenses:
Engineering, design and product development	1,106	1,147	3,510	3,160
Selling and marketing	1,798	1,895	5,450	5,601
General and administrative	1,888	1,886	6,211	5,968
	4,792	4,928	15,171	14,729

Operating income	3,212	2,591	5,686	5,313
Interest and other expense:
Interest, net	(7)	(9)	(21)	(25)
Other, net	(50)	-	(137)	(8)
	(57)	(9)	(158)	(33)

Income before income taxes	3,155	2,582	5,528	5,280
Income tax provision	581	769	1,064	1,657
Net income	$2,574	$1,813	$4,464	$3,623

Net income per common share:
Basic	$0.35	$0.24	$0.60	$0.49
Diluted	$0.33	$0.24	$0.57	$0.48

Shares used in per-share calculation:
Basic	7,413	7,408	7,449	7,404
Diluted	7,758	7,586	7,774	7,504

Dividends declared and paid per common share:	$0.09	$0.09	$0.27	$0.26

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$2,574	$1,813	$4,464	$3,623
Foreign currency translation adjustment, net of tax	11	3	-	10
Comprehensive income	$2,585	$1,816	$4,464	$3,633

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$4,464	$3,623
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	524	484
Depreciation and amortization	739	866
Deferred income taxes	35	(122)
Foreign currency transaction losses	102	11
Changes in operating assets and liabilities:
Accounts receivable	(782)	(740)
Inventories	(4,205)	1,539
Prepaid income taxes	467	(22)
Other current and long term assets	(2)	(435)
Accounts payable	2,496	(1,943)
Accrued liabilities and other liabilities	(341)	355
Net cash provided by operating activities	3,497	3,616

Cash flows from investing activities:
Capital expenditures	(722)	(590)
Additions to capitalized software	(466)	-
Net cash used in investing activities	(1,188)	(590)

Cash flows from financing activities:
Payment of dividends on common stock	(2,001)	(1,911)
Purchases of common stock for treasury	(2,000)	(358)
Proceeds from stock option exercises	229	294
Withholding taxes paid on stock issuances	(265)	(23)
Net cash used in financing activities	(4,037)	(1,998)

Effect of exchange rate changes on cash and cash equivalents	16	(6)

(Decrease) increase in cash and cash equivalents	(1,712)	1,022
Cash and cash equivalents, beginning of period	5,507	2,503
Cash and cash equivalents, end of period	$3,795	$3,525

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$68	$168

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the weighted average exchange rates with the resulting translation gain or loss recorded in “Accumulated other comprehensive loss, net of tax", in the Condensed Consolidated Balance Sheets.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Income.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

2. Inventories, net

The components of inventories, net are:

	September 30, 2018	December 31, 2017
	(In thousands)

Raw materials and purchased component parts	$9,820	$6,322
Work-in-process	3	-
Finished goods	3,242	2,553
	$13,065	$8,875

3. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)

Balance, beginning of period	$267	$267
Warranties issued	233	184
Warranty settlements	(205)	(187)
Balance, end of period	$295	$264

As of September 30, 2018, $197 thousand of the accrued product warranty liability is classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $98 thousand is classified as non-current in "Other liabilities".

4. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)

Net income	$2,574	$1,813	$4,464	$3,623

Shares:
Basic: Weighted average common shares outstanding	7,413	7,408	7,449	7,404
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	345	178	325	100
Diluted: Weighted average common and common equivalent shares outstanding	7,758	7,586	7,774	7,504

Net income per common share:
Basic	$0.35	$0.24	$0.60	$0.49
Diluted	$0.33	$0.24	$0.57	$0.48

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended September 30, 2018 and 2017, there were 147 thousand and 382 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2018 and 2017, there were 149 thousand and 404 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

5. Shareholders’ equity

Changes in shareholders’ equity for the nine months ended September 30, 2018 were as follows (in thousands):

Balance at December 31, 2017	$26,014
Net income	4,464
Share-based compensation expense	524
Issuance of shares from exercise of stock options	229
Relinquishment of stock awards upon exercise and fully vested deferred stock units	(265)
Purchase of common stock for treasury	(2,001)
Dividends declared and paid on common stock	(2,000)
Balance at September 30, 2018	$26,965

For the three months ended September 30, 2018, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $665 thousand, which was paid on September 14, 2018 to common shareholders of record at the close of business on August 20, 2018.  For the three months ended September 30, 2017, dividends declared and paid totaled $661 thousand, or $0.09 per share.  For the nine months ended September 30, 2018 and 2017, dividends declared and paid totaled $2.0 million, or $0.27 per share, and $1.9 million, or $0.26 per share, respectively.

6. Income taxes

We recorded an income tax provision for the third quarter of 2018 of $581 thousand at an effective tax rate of 18.4%, compared to an income tax provision during the third quarter of 2017 of $769 thousand at an effective tax rate of 29.8%.  For the nine months ended September 30, 2018, we recorded an income tax provision of $1.06 million at an effective tax rate of 19.2%, compared to an income tax provision during the nine months ended September 30, 2017 of $1.66 million at an effective tax rate of 31.4%.  We expect our annual effective tax rate for 2018 to be between 19% and 20%.  The effective tax rate for the three and nine months ended September 30, 2018 was lower than the effective tax rate for the three and nine months ended September 30, 2017 due to the passage of the Tax Cuts and Jobs Act (the "Tax Reform Act") enacted on December 22, 2017.  The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018 and, as a result, reduced our statutory U.S. corporate income tax rate from 34% to 21%.

On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. SAB 118 provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act. In accordance with SAB 118, the Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017, and no changes were made to these provisional amounts during the quarter ended September 30, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance from Treasury, the Internal Revenue Service and State Governments, and actions the Company may take as a result of the Tax Reform Act, but the enactment of this legislation did not result in a material adjustment for the nine months ended September 30, 2018.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular income tax. The Company has not recorded any impacts of GILTI or BEAT in its consolidated financial statements for the quarter ended September 30, 2018.

We are subject to U.S. federal income tax, as well as income tax in certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax regulatory examination matters through 2014.  However, our federal tax returns for the years 2015 through 2017 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of September 30, 2018, we had $76 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  During the third quarter of 2018, we recognized $28 thousand of previously unrecognized tax benefits as the statute of limitations on the use of our 2014 R&D credits expired during the third quarter of 2018.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as "Deferred tax assets" in the Condensed Consolidated Balance Sheet.  As of September 30, 2018, we have $14 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

7. Accounting pronouncements

The following accounting pronouncements will be adopted in future reporting periods:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases, and is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does have leases for equipment and real property which exceed 12 months and we are in the process of finalizing our review of our lease agreements and evaluating the impact of Topic 842.  The Company intends to elect the package of practical expedients and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842.  While we expect to record material right-of-use assets and corresponding liabilities upon adoption of Topic 482, we do not expect adoption of the guidance will result in a material impact on the Company's results of operations or cash flows.

The following accounting pronouncements were adopted during 2018:

1)	Revenue recognition:

ASU No. 2014-09, "Revenue from Contracts with Customers” and its related amendments (collectively, ASC 606) are effective for reporting periods beginning after December 15, 2017, and interim periods therein.  This ASU is intended to clarify the principles for recognizing revenue by removing inconsistencies in revenue requirements; providing a more robust framework for addressing revenue issues; improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and providing more useful information to users of financial statements through improved revenue disclosure requirements.  Entities have the option of using either a full retrospective approach or modified retrospective approach to adopt the amended guidance.  We adopted ASC 606 effective January 1, 2018 and elected the modified retrospective approach.  The results for periods before 2018 were not adjusted for the new standard and no cumulative effective for the change in accounting was recognized through retained earnings at the date of adoption.

Periods prior to January 1, 2018
The Company’s revenue recognition method prior to the adoption of ASC 606 can be found under Note 2. Summary of significant accounting policies within the “Notes to Consolidated Financial Statements” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, such as price protection, reserves for returns and other allowances, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the “expected value” method or the “most likely amount” method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Performance obligations are satisfied over time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. For our separately priced extended warranty, technical support for our restaurant solution terminals and maintenance agreements (including free one-year maintenance received by the customers upon completion of EPICENTRAL™ installation) revenue is recognized over time as the customer receives the benefit.  The transaction price from the maintenance services is recognized ratably over time, using output methods, as control of the services is transferred to the customer. For extended warranties, the transaction price is recognized ratably over the warranty period, using output methods, as control of the services is transferred to the customer.

In the cases where there is more than one performance obligation in a customer arrangement, the Company typically uses the “standalone selling price” method to determine the transaction price to allocate to each performance obligation. The Company sells the performance obligations separately and has established standalone selling prices for its products and services. In the case of an overall price discount, the discount is applied to each performance obligation proportionately based on standalone selling price. To determine the standalone selling price for initial EPICENTRAL™ installations, the Company uses the adjusted market assessment approach.

Disaggregation of revenue
The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Nine Months Ended September 30, 2018
	United States	International	Total
	(In thousands)
Restaurant solutions	$3,295	$327	$3,622
POS Automation and Banking	5,765	136	5,901
Casino and Gaming	14,084	7,190	21,274
Lottery	1,724	47	1,771
Printrex	833	229	1,062
TransAct Services Group	8,494	708	9,202
Total net sales	$34,195	$8,637	$42,832

Changes in accounting policies and financial statement impact of adopting ASC 606
Except for the changes below, we have consistently applied the accounting policies to all periods presented in the consolidated financial statements.  As noted above, we adopted ASC 606 using the modified retrospective approach which allows the Company to record any changes using the cumulative effect.  The adoption of the ASC 606 did not require the Company to record an adjustment to retained earnings at January 1, 2018 and did not have an impact on the consolidated income statement during the first nine months of 2018, basic or diluted earnings per share, consolidated statement of cash flows or consolidated balance sheet at September 30, 2018.

Costs to Obtain a Contract – Costs to obtain a contract, such as sales commissions, were previously expensed as incurred. The Company applied the practical expedient for contracts with customers for a term of twelve months or less, in accordance with ASC 340-40-25-4, which allows TransAct to continue to expense sales commissions as incurred, since the expected amortization period of the cost to obtain a contract is less than 12 months.  No amounts were capitalized as of the adoption of ASC 606 or as of September 30, 2018.

Contract balances
Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our restaurant solution terminals, EPICENTRAL™ maintenance contracts and testing service contracts, and is recognized as revenue as (or when) we perform under the contract.  The increase in current and non-current deferred revenue is due to the sale of extended warranties and technical support for our restaurant solution terminals.  We do not have any contract asset balances as of September 30, 2018 or December 31, 2017.  In the first nine months of 2018, we recognized revenue of $587 thousand related to our contract liabilities at January 1, 2018.  Total contract liabilities consist of the following:

	September 30, 2018	January 1, 2018
	(In thousands)

Customer pre-payments	$92	$79
Deferred revenue, current	307	169
Deferred revenue, non-current	253	69
Total contract liabilities	$652	$317

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.0 million.  The Company expects to recognize revenue on $5.5 million of our remaining performance obligations within the next 12 months, $0.4 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

1)	Stock compensation:

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
Certain statements included in this report, including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue”, or the negative thereof, or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our most recently filed Annual Report on Form 10-K.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this report and we assume no duty to update them.  As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct Technologies Incorporated (“TransAct”) is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, point of sale (“POS”) automation and banking, casino and gaming, lottery, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the AccuDate™, Epic, EPICENTRAL™, Ithaca® and Printrex® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal and inkjet printers and terminals generate top-quality date code, grab-and-go and nutritional labels for food items and transaction records such as receipts, tickets, coupons, register journals and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products. Through our TransAct Services Group ("TSG"), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2018.

Results of Operations: Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Restaurant solutions	$1,318	8.3%	$1,803	11.6%	$(485)	(26.9%)
POS automation and banking	1,933	12.2%	1,829	11.8%	104	5.7%
Casino and gaming	8,267	52.2%	5,111	32.9%	3,156	61.7%
Lottery	655	4.1%	2,160	13.9%	(1,505)	(69.7%)
Printrex	451	2.9%	358	2.3%	93	26.0%
TSG	3,214	20.3%	4,263	27.5%	(1,049)	(24.6%)
	$15,838	100.0%	$15,524	100.0%	$314	2.0%

International *	$3,171	20.0%	$2,050	13.2%	$1,121	54.7%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the third quarter of 2018 increased $314 thousand, or 2%, from the same period in 2017.  Printer and terminal sales volume increased 12% to approximately 42 thousand units for the third quarter of 2018, driven primarily by a 73% increase in unit volume from the casino and gaming market and, to a lesser extent, a 9% increase in unit volume from the POS automation and banking market.  These increases were partially offset by a 74% decline in unit volume from the lottery market and, to a lesser extent, a 41% decline in unit volume from the restaurant solutions market.  The average selling price of our printers and terminals increased 4% in the third quarter of 2018 compared to the third quarter of 2017 due primarily to lower lottery printer sales, which sell at a lower price than our other products.

International sales for the third quarter of 2018 increased $1.1 million, or 55%, from the same period in 2017 due primarily to a 58% increase in sales in the international casino and gaming market.
Restaurant Solutions:
Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and "enjoy by" date labels to help food service establishments and restaurants (including fine dining, casual dining, quick-serve convenience and hospitality establishments) effectively manage food safety and automate and manage back-of-the-restaurant operations.  A summary of sales of our worldwide restaurant solutions products for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$1,163	88.2%	$1,685	93.5%	$(522)	(31.0%)
International	155	11.8%	118	6.5%	37	31.4%
	$1,318	100.0%	$1,803	100.0%	$(485)	(26.9%)

The decrease in domestic restaurant solutions terminal sales in the third quarter of 2018 compared to the third quarter of 2017 was driven by lower sales of our AccuDate 9700 terminal due to lower sales to McDonald's.  This decrease was partially offset by increased sales of our newer AccuDate XL2e terminal to three large corporate customers in support of large-scale, multi-quarter rollouts of the terminal.  Shipments of AccuDate XL2e terminals exceeded sales of AccuDate 9700 terminals for the second consecutive quarter in the third quarter of 2018.  We expect full year 2018 sales of our restaurant solutions terminals to be relatively consistent with full year 2017 sales.

POS automation and banking:
Revenue from the POS automation and banking market includes sales of thermal printers used primarily by restaurants (including fine dining, casual dining, quick serve and hospitality establishments) located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  A summary of sales of our worldwide POS automation and banking products for the three months ended September 30, 2018 and  2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$1,910	98.8%	$1,697	92.8%	$213	12.6%
International	23	1.2%	132	7.2%	(109)	(82.6%)
	$1,933	100.0%	$1,829	100.0%	$104	5.7%

The increase in domestic POS automation and banking product revenue from the third quarter of 2017 was driven by a 22% increase in sales of our Ithaca® 9000 printer, as sales to McDonald’s have returned to the near record levels experienced during 2017.  We expect this level of sales to McDonald’s to decrease during the fourth quarter of 2018.  This increase was partially offset by 81% lower domestic sales of our legacy banking and other POS printers for the third quarter of 2018 compared to the third quarter of 2017.  We expect sales of these legacy products to continue to decline during the remainder of 2018, as we expect to exit the banking market at the end of 2018 and have shifted our focus to our newer products.

International sales from our POS automation and banking products decreased during the third quarter of 2018 compared to the third quarter of 2017 due to lower sales of our Ithaca® 9000 printer to our Canadian distributor for McDonald’s.

Casino and gaming:
Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine. A summary of sales of our worldwide casino and gaming products for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$5,733	69.3%	$3,511	68.7%	$2,222	63.3%
International	2,534	30.7%	1,600	31.3%	934	58.4%
	$8,267	100.0%	$5,111	100.0%	$3,156	61.7%

The increase in domestic sales of our casino and gaming products was due to an 79% increase in domestic sales of our thermal casino printer sales in the third quarter of 2018 compared to the third quarter of 2017, driven primarily by a large order of replacement printers from a domestic casino operator, as well as increased sales to our OEMs.  Additionally, we experienced an increase in domestic sales of our off-premise gaming printers to an OEM based in the U.S. that we don’t expect to reoccur in the fourth quarter of 2018.  These increases were partially offset by lower sales of our EPICENTRAL™ software systems as no new installations were completed during the third quarter of 2018 compared to two installations completed during the third quarter of 2017.  Sales of EPICENTRAL™ are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The increase in international sales of our casino and gaming products in the third quarter of 2018 compared to the third quarter of 2017 was due to a 76% increase in sales of our thermal casino printers.  These increases were due to the success of the transition away from using our previous exclusive worldwide distributor whose contract ended at the end of 2017 and included a large non-recurring order to an international OEM that we don’t expect to reoccur in the fourth quarter of 2018.

While we expect casino and gaming sales to increase in the fourth quarter of 2018 compared to the fourth quarter of 2017, we do not expect domestic and international sales of our thermal casino printers to continue at the level experienced during the third quarter of 2018 for the remainder of 2018, as the third quarter results included two large orders that we do not expect to reoccur in 2018.

Lottery:
Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries ("IGT") and, to a lesser extent, other lottery system companies for various lottery applications. A summary of sales of our worldwide lottery printers for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$655	100.0%	$2,149	99.5%	$(1,494)	(69.5%)
International	-	0.0%	11	0.5%	(11)	(100.0%)
	$655	100.0%	$2,160	100.0%	$(1,505)	(69.7%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  However, our lottery market sales are not indicative of IGT’s overall business or revenue.  We expect lottery printer sales to be lower for the full year 2018 compared to the full year 2017, as we have shifted our focus away from the lottery market to our higher-value, technology enabled restaurant solutions and casino and gaming products.

Printrex:
Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications.  A summary of sales of our worldwide Printrex printers for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$304	67.4%	$258	72.1%	$46	17.8%
International	147	32.6%	100	27.9%	47	47.0%
	$451	100.0%	$358	100.0%	$93	26.0%

The increase in sales of Printrex printers in the third quarter of 2018 compared to third quarter of 2017 resulted from a 67% increase in domestic and international sales of our oil and gas printers.  This increase was partially offset by 97% lower domestic and international sales of our medical and mobile printers in the third quarter of 2018 compared to the third quarter of 2017.  We expect Printrex sales for the full year of 2018 to be higher than 2017, as we expect a continued modest recovery in the global oil and gas industry to more than offset lower expected sales of medical and mobile printers as we shift our focus to our higher value, technology-enabled restaurant solutions and casino and gaming products.

TSG:
Revenue from TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the three months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Three months ended		Three months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$2,902	90.3%	$4,174	97.9%	$(1,272)	(30.5%)
International	312	9.7%	89	2.1%	223	250.6%
	$3,214	100.0%	$4,263	100.0%	$(1,049)	(24.6%)

The decrease in domestic revenue from TSG for the third quarter of 2018 as compared to the prior year period was due primarily to decreased replacement part sales and non-Printrex consumable product sales.  Replacement part sales decreased 44% due to lower sales of lottery printer spare parts to IGT.  Non-Printrex consumables declined 15% due to lower sales of our legacy HP inkjet cartridges used in our banking printers, as we continue to deemphasize our sales of this commoditized consumable product and expect to exit the banking market at the end of 2018.  The decreases were partially offset by increased AccuDate label sales which quadrupled during the third quarter of 2018 compared to the third quarter of 2017.  Based on our backlog of orders and contractual commitments for replacement parts for our installed base of lottery printers, we expect TSG sales to decrease for the full year 2018 compared to the unusually high level of spare parts sales, largely from lottery printer spare part sales to IGT, during 2017.

Internationally, TSG revenue increased due to a 370% increase in sales of replacement parts and accessories in the third quarter of 2018 compared to the third quarter of 2017, as sales of replacement parts and accessories to international casino and gaming customers have increased upon the transition away from using our previous exclusive worldwide distributor and using our new direct sales team to sell to end user casino and gaming customers.

Gross Profit.  Gross profit information for the three months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$8,004	$7,519	6.5%	50.5%	48.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRAL™ print system.  In the third quarter of 2018, gross profit increased $485 thousand, or 7%, compared to the same period in 2017 and our gross margin improved by 210 basis points to 50.5% in the third quarter of 2018.  The increase in gross profit was driven by 2% higher sales and a favorable product sales mix in the third quarter of 2018 compared to the third quarter of 2017.  We expect our full year gross margin to be higher for 2018 compared to the full year 2017, as our sales mix shifts towards higher-value, technology driven solutions in the restaurant solutions and casino and gaming markets.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the three months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$1,106	$1,147	(3.6%)	7.0%	7.4%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, and supplies).  Such expenses decreased $41 thousand, or 4% in the third quarter of 2018 compared to the third quarter of 2017 due primarily to lower contracted design expense to support new product development in the restaurant solutions market.  This decrease was partially offset by the hiring of additional engineering staff during 2018 to support new product developments in the restaurant solutions and casino and gaming markets.  We expect engineering, design and product development expenses to be higher for the full year 2018 compared to full year 2017, due to the expanded engineering staff to support new product development for the restaurant solutions market.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$1,798	$1,895	(5.1%)	11.4%	12.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses. Such expenses decreased by $97 thousand, or 5%, in the third quarter of 2018 compared to the third quarter of 2017 due primarily to the retirement of our EVP, Sales and Marketing in December 2017, whose position was replaced by an existing employee of TransAct, as well as the elimination of sales commission expense to our former international casino and gaming distributor, Suzo-Happ.  These decreases were somewhat offset by the hiring of additional sales staff in the U.K. to support our new direct selling model for the casino and gaming market in Europe.  We expect selling and marketing expenses in 2018 to be relatively consistent with 2017, as increased costs related to the build-out of our internal sales infrastructure in Europe during 2018 will be offset by savings from the retirement of our former EVP, Sales and Marketing and the elimination of sales commissions to our former gaming international distributor.

Operating Expenses - General and Administrative. General and administrative expense information for the three months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$1,888	$1,886	0.1%	11.9%	12.1%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resource and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses remained consistent during the third quarter of 2018 compared to the third quarter of 2017 due to higher legal expenses being mostly offset by lower incentive compensation expenses incurred during 2018.  We expect general and administrative expenses to be higher in 2018 than 2017 due to recruiting expenses related to the expansion of our restaurant solutions sales staff, sales staff for our European casino and gaming market, and engineering staff.

Operating Income.  Operating income information for the three months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Three months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$3,212	$2,591	24.0%	20.3%	16.7%

Our operating income increased $621 thousand, or 24%, in the third quarter of 2018 compared to the third quarter of 2017, and our operating margin increased to 20.3% of net sales largely due to higher gross profit resulting from an 2% increase in sales and a 210 basis point improvement in gross margin, as well as proportionately lower operating expenses as a percentage of net sales, in the third quarter of 2018 compared to the prior year period.

Interest expense, net.  We recorded net interest expense of $7 thousand in the third quarter of 2018 compared to $9 thousand in the third quarter of 2017.  We do not expect significant changes in net interest expense for the remainder of 2018.

Other expense, net.  We recorded other expense of $50 thousand in the third quarter of 2018 compared to no other income or expense recorded in the third quarter of 2017 due to higher foreign exchange losses recorded by our U.K. entity in the third quarter of 2018.  Going forward we may continue to experience more foreign exchange volatility as we increase our casino and gaming sales in Europe.

Income Taxes.  We recorded an income tax provision for the third quarter of  2018 of $581 thousand at an effective tax rate of 18.4%, compared to an income tax provision during the third quarter of 2017 of $769 thousand at an effective tax rate of 29.8%.  The effective tax rate in the third quarter of 2018 was lower than the effective tax rate in the third quarter of 2017 due to the passage of the Tax Reform Act that was signed on December 22, 2017.  The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a one-time repatriation tax on undistributed foreign earnings. The Tax Reform Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018 and, as a result, reduced our statutory U.S. corporate income tax rate from 34% to 21%.  We expect our effective tax rate to be between 19% and 20% for the full year 2018.
Net Income.  We reported net income for the third quarter of 2018 of $2.6 million, or $0.33 per diluted share, compared to $1.8 million, or $0.24 per diluted share, for the third quarter of 2017.

Results of Operations:  Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Restaurant solutions	$3,622	8.4%	$3,351	7.8%	$271	8.1%
POS automation and banking	5,901	13.8%	6,335	14.7%	(434)	(6.9%)
Casino and gaming	21,274	49.7%	14,213	32.9%	7,061	49.7%
Lottery	1,771	4.1%	7,928	18.4%	(6,157)	(77.7%)
Printrex	1,062	2.5%	818	1.9%	244	29.8%
TSG	9,202	21.5%	10,472	24.3%	(1,270)	(12.1%)
	$42,832	100.0%	$43,117	100.0%	$(285)	(0.7%)

International *	$8,637	20.2%	$6,596	15.3%	$2,041	30.9%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may in turn ship those printers and terminals to international destinations.

Net sales for the first nine months of 2018 decreased $285 thousand, or 1%, from the same period in 2017. Printer sales volume decreased by 5% to approximately 112 thousand units in the first nine months of 2018 driven primarily by an 79% decrease in unit volume from the lottery market and, to a lesser extent, a 4% decrease in the POS automation and banking market.  These decreases were partially offset by an increase in sales volume of 50% in the casino and gaming market.  Although unit volume decreased in the first nine months of 2018 compared to the first nine months of 2017, the average selling price of our printers increased 9% during the first nine months of 2018 compared to the first nine months of 2017, due primarily to the decreased volume of lottery printers which carry lower prices than our other products.

International sales increased $2 million, or 31%, primarily driven by 63% higher international sales in the casino and gaming market.  This increase was partially offset by a $1.1 million sales decrease in our international lottery market during the first nine months of 2018 compared to the first nine months of 2017.

Restaurant solutions:
A summary of sales of our worldwide restaurant solutions products for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$3,295	91.0%	$3,099	92.5%	$196	6.3%
International	327	9.0%	252	7.5%	75	29.8%
	$3,622	100.0%	$3,351	100.0%	$271	8.1%

The increase in domestic restaurant solutions terminal sales in the first nine months of 2018 compared to the first nine months of 2017 was driven by increased sales of our AccuDate XL2e to three large corporate customers in support of a large-scale, multi-quarter rollouts of the terminal.  This increase was partially offset by lower sales of our AccuDate 9700 terminal to McDonald’s and our former U.S. distributor.

International restaurant solutions sales increased during the first nine months of 2018 compared to the first nine months of 2017 due to increased sales of the AccuDate 9700 for McDonald’s through our Asian distributor.

POS automation and banking:
A summary of sales of our worldwide POS automation and banking products for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$5,765	97.7%	$6,150	97.1%	$(385)	(6.3%)
International	136	2.3%	185	2.9%	(49)	(26.5%)
	$5,901	100.0%	$6,335	100.0%	$(434)	(6.9%)

The decrease in domestic POS automation and banking sales in the first nine months of 2018 compared to the first nine months of 2017 was primarily driven by a 74% decrease in sales of our legacy banking and other POS printers as we continue to deemphasize these products.  These decreases were partially offset by a slight increase in sales of our Ithaca® 9000 printers of 1% during the first nine months of 2018 compared to the first nine months of 2017, as sales rebounded to prior year, near-record levels during the second and third quarters of 2018.

International POS automation and banking sales decreased due to lower sales of our Ithaca® 9000 printer to our Canadian distributor for McDonald’s during the first nine months of 2018 compared to the first nine months of 2017.

Casino and gaming:
A summary of sales of our worldwide casino and gaming products for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$14,084	66.2%	$9,790	68.9%	$4,294	43.9%
International	7,190	33.8%	4,423	31.1%	2,767	62.6%
	$21,274	100.0%	$14,213	100.0%	$7,061	49.7%

The increase in domestic sales of our casino and gaming products was due primarily to a 35% increase in domestic sales of our thermal casino printer in the first nine months of 2018 compared to the first nine months of 2017, driven primarily by increased sales to our OEMs and a large order from a domestic casino operator for replacement printers in the third quarter of 2018.  Domestic sales also increased due to a significant sale of our off-premise gaming printers to an OEM based in the U.S.  These increases were partially offset by lower domestic sales of EPICENTRAL™ software which decreased 41% as we completed one new installation during the first nine months of 2018 compared to two new installations completed in the first nine months of 2017.  Sales of EPICENTRAL™ are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The increase in international sales in the first nine months of 2018 compared to the first nine months of 2017 was due to a 98% increase of thermal casino printer sales and, to a lesser extent, a 9% increase in international sales of off-premise gaming printers.  These increases were due to the success of the transition away from using our previous exclusive worldwide distributor and using our new direct sales team to sell to end user casino and gaming customers in Europe and included a large order to an international OEM in the third quarter of 2018.

Lottery:
A summary of sales of our worldwide lottery printers for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$1,724	97.3%	$6,749	85.1%	$(5,025)	(74.5%)
International	47	2.7%	1,179	14.9%	(1,132)	(96.0%)
	$1,771	100.0%	$7,928	100.0%	$(6,157)	(77.7%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  However, our lottery market sales are not indicative of IGT’s overall business or revenue.

The decrease in international lottery sales in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a sale of lottery printers to IGT for the Canadian lottery in the first nine months of 2017 and no comparable sale occurring in the first nine months of 2018.

Printrex:
A summary of sales of our worldwide Printrex printers for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$833	78.4%	$628	76.8%	$205	32.6%
International	229	21.6%	190	23.2%	39	20.5%
	$1,062	100.0%	$818	100.0%	$244	29.8%

The increase in Printrex sales in the first nine months of 2018 compared to the first nine months of 2017 resulted from a 73% increase in domestic and international sales of our oil and gas printers due to a continued recovery in the oil and gas market.  This increase was partially offset by 86% lower sales of domestic and international medical and mobile printers in the first nine months of 2018 compared to the first nine months of 2017 as we shift our focus away from the medical and mobile markets to our higher value, technology-enabled restaurant solutions and casino and gaming products.

TSG:
A summary of sales in our worldwide TSG market for the nine months ended September 30, 2018 and 2017 is as follows (in thousands, except percentages):

	Nine months ended		Nine months ended		Change
	September 30, 2018		September 30, 2017		$	%
Domestic	$8,494	92.3%	$10,105	96.5%	$(1,611)	(15.9%)
International	708	7.7%	367	3.5%	341	92.9%
	$9,202	100.0%	$10,472	100.0%	$(1,270)	(12.1%)

The decrease in domestic revenue from TSG in the first nine months of 2018 as compared to the first nine months of 2017 was due primarily to lower sales of replacement parts, non-Printrex consumable products and service revenue.  Replacement part sales decreased 24% due to lower sales of lottery printer spare parts to IGT.  Non-Printrex consumables sales declined 13% due to lower sales of our legacy HP inkjet cartridges used in our banking printers, as we continue to deemphasize our sales of this commoditized consumable product and expect to exit the banking market at the end of 2018.  Service revenue declined 10% in the first nine months of 2018 compared to the same period in 2017 due to paper testing sales that occurred in the 2017 period but did not repeat in the 2018 period.  These decreases were partially offset by increased AccuDate label sales which more than quadrupled in the first nine months of 2018 compared to the first nine months of 2017.

Internationally, TSG revenue increased primarily due to a 124% increase in sales of replacement parts and accessories in the first nine months of 2018 compared to the first nine months of 2017, as sales of replacement parts and accessories to international casino and gaming customers have increased upon the transition away from using our previous exclusive worldwide distributor and using our new direct sales team to sell to end user casino and gaming customers.

Gross Profit.  Gross profit information for the nine months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$20,857	$20,042	4.1%	48.7%	46.5%

Gross profit increased $815 thousand, or 4%, and gross margin increased 220 basis points due primarily to a more favorable sales mix in the first nine months of 2018 compared to the first nine months of 2017.  The increased gross margin reflects a favorable shift in sales mix towards higher-value, technology driven solutions, as well as lower sales volume of lottery and POS printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the nine months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$3,510	$3,160	11.1%	8.2%	7.3%

Engineering, design and product development expenses increased $350 thousand, or 11%, in the first nine months of 2018 compared to the first nine months of 2017 due primarily to the hiring of additional engineering staff and increased expenses related to product development for the restaurant solutions and casino and gaming markets.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the nine months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$5,450	$5,601	(2.7%)	12.7%	13.0%

Selling and marketing expenses decreased $151 thousand, or 3%, in the first nine months of 2018 compared to the first nine months of 2017 primarily due to the retirement of our EVP, Sales and Marketing in December 2017, whose position was replaced by an existing employee of TransAct, as well as the elimination of sales commission expense to our former international casino and gaming distributor, Suzo-Happ.  These decreases were partially offset by the hiring of additional sales staff to replace our former distributor with a direct selling team for our casino and gaming sales in Europe.

Operating Expenses - General and Administrative. General and administrative expense information for the nine months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$6,211	$5,968	4.1%	14.5%	13.8%

General and administrative expenses increased $243 thousand, or 4%, in the first nine months of 2018 compared to the first nine months of 2017 due primarily to increased legal expenses and increased administrative expenses related to the expansion of our restaurant solutions sales staff and transitioning to a direct selling model for the casino and gaming market in Europe.  These increases were partially offset by lower incentive compensation expense in the first nine months of 2018 compared to the first nine months of 2017.

Operating Income.  Operating income information for the nine months ended September 30, 2018 and 2017 is summarized below (in thousands, except percentages):

Nine months ended September 30,		Percent	Percent of	Percent of
2018	2017	Change	Total Sales - 2018	Total Sales - 2017
$5,686	$5,313	7.0%	13.3%	12.3%

Our operating income increased by $373 thousand, or 7%, during the first nine months of 2018 compared to the first nine months of 2017 primarily due to a 220 basis point increase in gross margin.  The increase in operating income from the improved gross margin was partially offset by a 3% increase in operating expense.

Interest expense, net.  We recorded net interest expense of $21 thousand in the first nine months of 2018 compared to $25 thousand in the first nine months of 2017.

Other expense, net.  We recorded other expense of $137 thousand in the first nine months of 2018 compared to $8 thousand in the first nine months of 2017 due to higher foreign exchange losses recorded by our U.K. entity in the first nine months of 2018 compared to the first nine months of 2017.

Income Taxes.  We recorded an income tax provision for the first nine months of 2018 of $1.1 million at an effective tax rate of 19.2%, compared to an income tax provision during the first nine months of 2017 of $1.7 million at an effective tax rate of 31.4%.  The effective tax rate in the nine months ended 2018 was lower than the effective tax rate in the nine months ended 2017 due to the passage of the Tax Reform Act that was signed on December 22, 2017.

Net Income.  We reported net income during the first nine months of 2018 of $4.5 million, or $0.57 per diluted share, compared to $3.6 million, or $0.48 per diluted share, for the first nine months of 2017.

Impact of Inflation.  We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2018 or 2017.  However, there can be no assurance that future inflation would not have an adverse impact upon our future operating results and financial condition.

Liquidity and Capital Resources

Cash Flow

Operating activities:

During the first nine months of 2018:
●	We reported net income of $4.5 million.
●	We recorded depreciation and amortization of $739 thousand, and share-based compensation expense of $524 thousand.
●	Accounts receivable increased $782 thousand, or 7%, due to a large volume of sales made late in the third quarter of 2018 that we expect to collect during the fourth quarter of 2018.
●	Inventories increased $4.2 million, or 47%, due to the buildup of inventory on hand to support future anticipated sales in the casino and gaming and restaurant solutions markets.
●	Prepaid income taxes decreased $467 thousand during the first nine months of 2018.
●	Accounts payable increased $2.5 million, or 65%, due to increased inventory purchases made during the third quarter of 2018.
●	Accrued liabilities and other liabilities decreased $341 thousand, or 8%, due primarily to the payment of 2017 annual bonuses in March 2018, partially offset by increased deferred revenue.

During the first nine months of 2017:
●	We reported net income of $3.6 million
●	We recorded depreciation and amortization of $866 thousand, and share-based compensation expense of $484 thousand.
●	Accounts receivable increased $740 thousand, or 7%, due largely to a 14% increase in sales in the third quarter of 2017 compared to the fourth quarter of 2016.
●	Inventories decreased $1.5 million, or 16%, due to the sell through of inventory on hand to support sales in the third quarter of 2017.
●
Other current assets and long-term assets increased $435 thousand or 107%, due largely to prepaid engineering expenses related to the development of our restaurant solutions terminals and prepaid trade show costs for G2E, our largest trade show, held in October 2017.

●
Accounts payable decreased $1.9 million, or 40%, due primarily to increased inventory purchases towards the end of the fourth quarter of 2016 to support anticipated sales of our restaurant solutions terminals and subsequently paid in the first nine months of 2017.

●	Accrued liabilities and other liabilities increased $355 thousand, or 14%, due primarily to an increase in our income tax payable balance and accrued incentive compensation.

Investing activities:  Our capital expenditures, including capitalized software costs, were $1.2 million and $590 thousand in the first nine months of 2018 and 2017, respectively.  Expenditures in the 2018 period were primarily for computer and networking equipment and furniture and fixtures purchases related to investments made in our U.K. facility to support the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers.  To a lesser extent, expenditures in the 2018 period included computer and networking equipment for our U.S. operations and leasehold improvements made at our Las Vegas facility.  Expenditures in the first nine months of 2017 were primarily for computer and networking equipment and, to a lesser extent, new product tooling equipment  and purchases of furniture and fixtures.

Capital expenditures and capitalized software development costs for the full year 2018 are expected to be approximately $1.5 million primarily for new product tooling and tooling enhancements for our existing products, new computer software and equipment purchases, leasehold improvements at our Las Vegas and UK facilities, as well as capitalized software development costs related to our restaurant solutions products.

Financing activities:  We used $4.0 million of cash from financing activities during the first nine months of 2018 to purchase $2.0 million of common stock for treasury, pay dividends of $2.0 million to common shareholders and $265 thousand related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $229 thousand.  During the first nine months of 2017, we used $2.0 million of cash from financing activities to pay dividends of $1.9 million to common shareholders, purchase $358 thousand of common stock for treasury and $23 thousand related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $294 thousand.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at September 30, 2018.  The following table lists the financial covenants and the performance measurements at September 30, 2018:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2018
Operating cash flow / Total debt service	Minimum of 1.25 times	$109.9
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of September 30, 2018, borrowings available under the TD Bank Credit facility were $20 million.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $665 thousand, or $0.09 per share in the third quarter of 2018 and $661 thousand in the third quarter of 2017.  We expect to pay approximately $2.7 million in cash dividends to our common shareholders during the full year 2018.  For the nine months ended September 30, 2018 and 2017, dividends declared and paid totaled $2.0 million, or $0.27 per share and $1.9 million, or $0.26 per share, respectively.

Stock Repurchase Program
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the "2018 Stock Repurchase Program").  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue the repurchase program prior to such time.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the nine months ended September 30, 2018, we repurchased 156,410 shares of our common stock for approximately $2.0 million at an average price per share of $12.78.  During the nine months ended September 30, 2107, we purchased 36,465 shares of our common stock for $358 thousand at an average price per share of $9.84.

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

The disclosure of our exposure to market risk is set forth under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2018.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Except as described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2018, the Company’s U.K. operation transitioned from a legacy operating and financial reporting system to the Enterprise Resource Planning (ERP) system used by our U.S. operations, which resulted in the modification of certain procedures and processes.  The system change was undertaken to increase efficiencies as our U.K. operation has grown upon the transition away from using a worldwide distributor for our casino and gaming business to selling directly to end users casino and gaming customers through our U.K. operation.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2018, our Board of Directors approved the 2018 Stock Repurchase Program.  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market through December 31, 2019 at prevailing market prices based on market conditions, share price and other factors.  During the nine months ended September 30, 2018, we purchased 156,410 shares of our common stock for $2.0 million at an average price per share of $12.78.  As of September 30, 2018, $3.0 million remains authorized for future repurchase under the Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
July 1, 2018 - July 31, 2018	-	$-	-	$3,000,000
August 1, 2018 - August 31, 2018	-	-	-	$3,000,000
September 1, 2018 - September 30, 2018	-	-	-	$3,000,000
Total	-	$-	-

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 9, 2018	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: November 9, 2018	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)