Form 10-Q
period 2019-03-31
TRANSACT TECHNOLOGIES INC
filed 2019-05-10
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019
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

(203) 859-6800
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TACT	NASDAQ Global Market

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

As of April 30, 2019, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,457,160.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$1,944	$4,691
Accounts receivable, net	6,836	8,025
Inventories, net	14,387	12,835
Prepaid income taxes	663	809
Other current assets	1,115	677
Total current assets	24,945	27,037

Fixed assets, net of accumulated depreciation of $20,660 and $20,518, respectively	2,413	2,272
Right-of-use asset, net of accumulated amortization of $211 and $0	3,479	–
Goodwill	2,621	2,621
Deferred tax assets	2,239	2,198
Intangible assets, net of accumulated amortization of $3,542, and $3,487, respectively	746	797
Other assets	31	31
	11,529	7,919
Total assets	$36,474	$34,956

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,267	$3,483
Accrued liabilities	2,002	2,765
Lease liability	909	–
Deferred revenue	402	384
Total current liabilities	5,580	6,632

Deferred revenue, net of current portion	240	265
Lease liability, net of current portion	2,808	–
Deferred rent, net of current portion	–	250
Other liabilities	218	242
	3,266	757
Total liabilities	8,846	7,389

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,500,502 and 11,463,141 shares issued, respectively; 7,455,660 and 7,418,299 shares outstanding, respectively	115	115
Additional paid-in capital	32,103	32,129
Retained earnings	27,593	27,515
Accumulated other comprehensive loss, net of tax	(73)	(82)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	27,628	27,567
Total liabilities and shareholders’ equity	$36,474	$34,956

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)

Net sales	$11,550	$12,243
Cost of sales	5,464	6,381

Gross profit	6,086	5,862

Operating expenses:
Engineering, design and product development	1,165	1,221
Selling and marketing	1,854	1,573
General and administrative	2,290	2,212
	5,309	5,006

Operating income	777	856
Interest and other income (expense):
Interest, net	(6)	(8)
Other, net	90	10
	84	2

Income before income taxes	861	858
Income tax provision	115	178
Net income	$746	$680

Net income per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Shares used in per-share calculation:
Basic	7,461	7,533
Diluted	7,619	7,901

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Net income	$746	$680
Foreign currency translation adjustment, net of tax	9	(1)
Comprehensive income	$755	$679

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$746	$680
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	173	161
Depreciation and amortization	252	221
Deferred income taxes	(35)	12
Foreign currency transaction gains	(66)	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,210	2,297
Inventories	(1,484)	(2)
Prepaid income taxes	147	161
Other current and long term assets	(437)	(46)
Right of use assets	(3,479)	–
Accounts payable	(1,254)	(740)
Lease liabilities	3,718	–
Accrued liabilities and other liabilities	(1,045)	(872)
Net cash (used in) provided by operating activities	(1,554)	1,863

Cash flows from investing activities:
Capital expenditures	(298)	(298)
Additions to capitalized software	(4)	(10)
Net cash used in investing activities	(302)	(308)

Cash flows from financing activities:
Payment of dividends on common stock	(668)	(673)
Purchases of common stock for treasury	–	(1,562)
Proceeds from stock option exercises	–	94
Withholding taxes paid on stock issuances	(199)	(246)
Net cash used in financing activities	(867)	(2,387)

Effect of exchange rate changes on cash and cash equivalents	(24)	(6)

Decrease in cash and cash equivalents	(2,747)	(838)
Cash and cash equivalents, beginning of period	4,691	5,507
Cash and cash equivalents, end of period	$1,944	$4,669

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$59	$122

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share data)

Equity beginning balance	$27,567	$26,014

Common stock
Balance, beginning and end of period	115	114

Additional paid-in capital
Balance, beginning of period	32,129	31,353
Share-based compensation expense	173	161
Issuance of shares from exercise of stock options	–	94
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	(199)	(246)
Balance, end of period	32,103	31,362

Retained earnings
Balance, beginning of period	27,515	24,756
Net income	746	680
Dividends declared and paid on common stock	(668)	(673)
Balance, end of period	27,593	24,763

Treasury stock
Balance, beginning of period	(32,110)	(30,110)
Purchase of treasury stock	–	(1,562)
Balance, end of period	(32,110)	(31,672)

Accumulated other comprehensive loss
Balance, beginning of period	(82)	(99)
Foreign currency translation adjustment, net of tax	9	(1)
Balance, end of period	(73)	(100)

Equity ending balance	27,628	24,467

Supplemental share information:
Issuance of shares from stock awards	56,998	62,788
Relinquishment of stock awards to pay withholding taxes	19,637	17,219
Purchase of treasury stock	–	122,780
Dividends per share of common stock	$0.09	$0.09

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive loss, net of tax”, in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Income.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31, 2019
	United States	International	Total
	(In thousands)
Restaurant solutions	$832	$96	$928
POS Automation and Banking	1,259	18	1,277
Casino and Gaming	3,424	2,059	5,483
Lottery	697	–	697
Printrex	297	45	342
TransAct Services Group	2,498	325	2,823
Total net sales	$9,007	$2,543	$11,550

Contract balances

Our contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets.  Customer prepayments represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our restaurant solution terminals, EPICENTRAL™ maintenance contracts and testing service contracts, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of March 31, 2019 or December 31, 2018.  For the first three months of 2019, we recognized revenue of $150 thousand related to our contract liabilities at December 31, 2018.  Total contract liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)

Customer pre-payments	$59	$50
Deferred revenue, current	402	384
Deferred revenue, non-current	240	265
Total contract liabilities	$701	$699

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.1 million.  The Company expects to recognize revenue on $4.3 million of its remaining performance obligations within the next 12 months, $0.7 million within the next 24 months and the balance of these remaining performance obligations within the next 36 months.

3. Inventories, net

The components of inventories, net were:

	March 31, 2019	December 31, 2018
	(In thousands)

Raw materials and purchased component parts	$7,386	$6,593
Work-in-process	140	29
Finished goods	6,861	6,213
	$14,387	$12,835

4. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)

Balance, beginning of period	$273	$267
Warranties issued	40	80
Warranty settlements	(60)	(69)
Balance, end of period	$253	$278

As of March 31, 2019, $199 thousand of the accrued product warranty liability were classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $54 thousand was classified as non-current in "Other liabilities".

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)

Net income	$746	$680

Shares:
Basic: Weighted average common shares outstanding	7,461	7,533
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	158	368
Diluted: Weighted average common and common equivalent shares outstanding	7,619	7,901

Net income per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended March 31, 2019 and 2018, there were 540 thousand and 147 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

6. Shareholders’ equity

For the three months ended March 31, 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $668 thousand, which was paid on March 15, 2019 to common shareholders of record at the close of business on February 20, 2019.  For the three months ended March 31, 2018, dividends declared and paid totaled $673 thousand, or $0.09 per share.

7. Leases

ASU 2016-02, “Leases”, which was codified in, and is referred to in this Report as, ASC 842, became effective for reporting periods beginning after December 15, 2018. The adoption requires a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to adopt the standard using the effective date, January 1, 2019, as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risks and rewards or control, the lease is treated as operating.

We have elected certain of the practical expedients available under ASC 842 upon adoption. We have applied the practical expedient which allows prospective transition to ASC 842 on January 1, 2019. Under this transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases. We have lease agreements that include lease and non-lease components, and we have not elected the practical expedients to combine these components for any of our leases.  The adoption of ASC 842 had no effect on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. Upon adoption of ASC 842, we recorded a $3.7 million right-of-use asset and a $3.9 million lease liability. The adoption of the new standard had no impact on retained earnings.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. We determine if an arrangement contains a lease at inception. Our leases are included in Right of use assets and Lease liabilities in our Condensed Consolidated Balance Sheet.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company determines its incremental borrowing rate by using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Our lease right of use assets exclude lease incentives. Our leases have remaining lease terms of one to eight years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year. The exercise of lease renewal options is at our sole discretion and our lease right of use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the quarter ended March 31, 2019 was $237 thousand.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):
Three Months Ended March 31, 2019
Operating cash flows from leases	$(257)

The following summarizes additional information related to our leases:
Three Months Ended March 31, 2019
Weighted average remaining lease term (in years)	5.4
Weighted average discount rate	3.7%

The maturity of the Company’s operating lease liabilities as of March 31, 2019 are as follows (in thousands):

2019	$773
2020	1,032
2021	701
2022	432
2023	268
Thereafter	888
Total undiscounted lease payments	4,094
Less imputed interest	377
Total lease liabilities	$3,717

Prior to the adoption of ASC 842, rental commitments on an undiscounted basis were approximately $4.3 million at December 31, 2018 under non-cancelable operating leases and were payable as follows: $1.0 million in 2019; $1.0 million in 2020; $0.7 million in 2021; $0.4 million in 2022, $0.3 million in 2023 and $0.9 million  thereafter.

8. Income taxes

We recorded an income tax provision for the first quarter of 2019 of $115 thousand at an effective tax rate of 13.4%, compared to an income tax provision during the first quarter of 2018 of $178 thousand at an effective tax rate of 20.7%.  The effective tax rate for the first quarter of 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act (the “Tax Reform Act”).  The FDII deduction was not included in the effective tax rate for the first quarter of 2018 as the interpretive guidance for the deduction was not yet released.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2014.  However, our federal tax returns for the years 2015 through 2017 remain open to examination. Various U.S. state and foreign tax jurisdiction tax years remain open to examination as well, but we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of March 31, 2019, we had $105 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect that $25 thousand of the $105 thousand of unrecognized tax benefits will reverse in 2019 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as "Deferred tax assets" in the Condensed Consolidated Balance Sheet.  As of March 31, 2019, we had $20 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income,” which provides a new standard that permits entities to make a one-time reclassification from accumulated other comprehensive loss (“AOCL”) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Reform Act. We adopted ASU 2018-02 on January 1, 2019 and elected not to reclassify the income tax effects of the Tax Reform Act from AOCL to retained earnings.  We continue to release disproportionate income tax effects from AOCL based on the aggregate portfolio approach.  The adoption of ASU 2018-02 did not have an impact on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (this “Report”), including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this Report and we assume no duty to update them.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, point of sale (“POS”) automation and banking, casino and gaming, lottery, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic®, EPICENTRAL™, Ithaca®, and Printrex® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal and inkjet printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data. We sell our products to original equipment manufacturers (“OEMs”), value-added resellers, select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. We also offer world-class service, support, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

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

For a complete description of our accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our Annual Report on Form 10-K for the year ended December 31, 2018.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2019.

Results of Operations: Three months ended March 31, 2019 compared to three months ended March 31, 2018

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Restaurant Solutions	$928	8.0%	$1,045	8.5%	$(117)	(11.2%)
POS automation and banking	1,277	11.1%	1,716	14.0%	(439)	(25.6%)
Casino and gaming	5,483	47.5%	5,940	48.5%	(457)	(7.7%)
Lottery	697	6.0%	635	5.2%	62	9.8%
Printrex	342	3.0%	275	2.3%	67	24.4%
TSG	2,823	24.4%	2,632	21.5%	191	7.3%
	$11,550	100.0%	$12,243	100.0%	$(693)	(5.7%)

International *	$2,543	22.0%	$2,064	16.9%	$479	23.2%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2019 decreased $0.7 million, or 6%, from the same period in 2018.  Printer, terminal and other hardware sales volume decreased 11% to approximately 28,000 units driven primarily by a 27% decrease in unit volume from the POS automation and banking market and a 5% decrease in unit volume in the casino and gaming market.  The average selling price of our printers, terminals and other hardware increased 4% for the first quarter of 2019 compared to the first quarter of 2018 due primarily to lower POS automation and banking sales, which sell at a lower price than our other products.

International sales for the first quarter of 2019 increased $0.5 million, or 23%, from the same period in 2018 primarily due to increased sales in the international casino and gaming market.

Restaurant Solutions. Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  These terminals help food service establishments and restaurants (including fine dining, casual dining, quick-serve convenience and hospitality establishments) effectively manage food safety and automate and manage back-of-the-house operations.  In addition to sales of terminals, revenue includes sales of cloud-based software applications and hardware (including handheld devices, tablets, temperature probes and temperature sensors).  In 2019, we launched our BOHA! solution, which combines our latest generation terminal, cloud-based software application and hardware into a unique solution to automate the back-of-house operations in restaurants.    Sales of our worldwide restaurant solutions products for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$832	89.7%	$973	93.1%	$(141)	(14.5%)
International	96	10.3%	72	6.9%	24	33.3%
	$928	100.0%	$1,045	100.0%	$(117)	(11.2%)

The decrease in domestic restaurant solutions revenue for the first quarter of 2019 compared to the first quarter of 2018 was driven largely by lower sales of our AccuDate 9700 terminal to our former U.S. distributor.  This decrease was partially offset by increased sales of our AccuDate XL2e terminal, which has since been rebranded to the BOHA! terminal.  Additionally, during the first quarter of 2019, we recognized our first sales of BOHA! software on a SaaS subscription basis.  We expect sales of our restaurant solutions products to increase in 2019 compared to 2018 following the launch of our new BOHA! solution.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal and impact printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  As of December 31, 2018, we exited the banking market but will continue to fulfill orders from legacy customers until our inventory is exhausted.  Sales of our worldwide POS automation and banking products for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$1,259	98.6%	$1,670	97.3%	$(411)	(24.6%)
International	18	1.4%	46	2.7%	(28)	(60.9%)
	$1,277	100.0%	$1,716	100.0%	$(439)	(25.6%)

The decrease in domestic POS automation and banking product revenue for the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by a 24% decrease in domestic sales of our Ithaca® 9000 printer, as sales to McDonald’s decreased for the first quarter of 2019 compared to the same period in 2018.  We expect sales of our Ithaca® 9000 to McDonald’s to decrease in 2019 compared to 2018.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$3,424	62.4%	$4,190	70.5%	$(766)	(18.3%)
International	2,059	37.6%	1,750	29.5%	309	17.7%
	$5,483	100.0%	$5,940	100.0%	$(457)	(7.7%)

The decrease in domestic sales of our casino and gaming products for the first quarter of 2019 compared to the first quarter of 2018 was due to an 83% decrease in domestic sales of our off-premise gaming printers to an OEM, which we do not expect to reoccur in 2019; a 7% decrease in domestic sales of our thermal casino printers driven primarily by industry-wide weakness resulting in lower sales to our OEMs; and an 81% decrease in domestic EPICENTRAL™ software sales, as we had no new installations during the first quarter of 2019 compared to one new installation in 2018.  Sales of EPICENTRALTM are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming product sales increased for the first quarter of 2019 compared to the first quarter of 2018 due to a 77% increase in sales of our thermal casino printers largely to customers in Asia.  This increase was partially offset by a 70% decline in international sales of our off-premise gaming printers to Europe, Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect domestic and international casino and gaming sales in 2019 to be relatively consistent with the sales levels achieved during 2018.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”) and, to a lesser extent, other lottery system companies for various lottery applications. Sales of our worldwide lottery printers for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$697	100.0%	$635	100.0%	$62	9.8%
International	-	0.0%	-	0.0%	-	0.0%
	$697	100.0%	$635	100.0%	$62	9.8%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  We expect lottery printer sales to be lower for 2019 compared to 2018, as we have shifted our focus away from the lottery market to our higher value, technology-enabled restaurant solutions and casino and gaming products.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Prior to 2019, revenue in this market also includes sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. We exited this market at the end of 2018 and do not expect any future sales.  Sales of our worldwide Printrex printers for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$297	86.8%	$263	95.6%	$34	12.9%
International	45	13.2%	12	4.4%	33	275.0%
	$342	100.0%	$275	100.0%	$67	24.4%

The increase in sales of Printrex printers for the first quarter of 2019 compared to the first quarter of 2018 resulted from higher domestic and international sales in the oil and gas market.  We expect total Printrex sales to increase slightly for 2019 compared to 2018, as we expect to benefit from a continued modest recovery in the oil and gas industry.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, technical support services, testing services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	March 31, 2019		March 31, 2018		$	%
Domestic	$2,498	88.5%	$2,448	93.0%	$50	2.0%
International	325	11.5%	184	7.0%	141	76.6%
	$2,823	100.0%	$2,632	100.0%	$191	7.3%

The increase in domestic revenue from TSG for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to an increase in label sales and increased service revenue related to our restaurant solutions products.  Sales of our restaurant solutions labels were five times higher on a growing installed base of AccuDate and BOHA! terminals.  Service revenue also increased 24% for the first quarter of 2019 compared to the first quarter of 2018.  Additionally, we had a 18% increase in sales of our legacy HP inkjet cartridges used in our banking printers.  We do not expect this trend to continue for HP inkjet cartridges as we exited the banking market at the end of 2018.  These increases were offset by a 31% decrease in sales of lottery printer spare parts to IGT.  Based on our backlog of orders and contractual commitments for replacement parts, primarily from IGT, for our installed base of lottery printers, we expect TSG sales to decrease in 2019 compared to 2018.

Internationally, TSG revenue increased for the first quarter of 2019 compared to the first quarter of 2018 primarily due to a 102% increase in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit. Gross profit information for the three months ended March 31, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$6,086	$5,862	3.8%	52.7%	47.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations of our EPICENTRALTM print system.  For the first quarter of 2019, gross profit increased $224 thousand, or 4%, despite a sales decrease of 6% for the first quarter in 2019 compared to the first quarter of 2018.  Our gross margin increased 480 basis points, increasing to 52.7% for the first quarter of 2019 compared to 47.9% for the first quarter of 2018.  The increased gross margin reflects a favorable shift in sales mix towards higher-value, technology driven solutions, as well as lower sales of POS printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development information for the three months ended March 31, 2019 and  2018 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,165	$1,221	(4.6%)	10.1%	10.0%

Engineering, design and product development expenses primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Such expenses decreased $56 thousand, or 5%, for the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower expenses related to product development for the restaurant solutions and casino and gaming markets.  We expect engineering, design and product development expenses in 2019 to be consistent with 2018.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2019 and  2018 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,854	$1,573	17.9%	16.1%	12.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased by $281 thousand, or 18%, for the first quarter of 2019 compared to the first quarter of 2018 primarily due to higher compensation expenses related to the hiring of additional outside and technical sales staff during the latter part of 2018 and first quarter of 2019.  We expect selling and marketing expense to increase significantly in 2019 compared to 2018 due to the full-year impact of hiring additional sales staff during 2018, as well as investments to support our new suite of BOHA! software and hardware solutions.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2019 and  2018 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$2,290	$2,212	3.5%	19.8%	18.1%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $78 thousand, or 4%, for the first quarter of 2019 compared to the first quarter of 2018 due primarily to higher professional and legal expenses.  These increases were partially offset by lower recruiting expense and severance expense incurred during the first quarter of 2019 compared to the first quarter of 2018.  We expect general and administrative expense to be higher in 2019 compared to 2018 due to higher incentive compensation and additional investment to support restaurant solutions.

Operating Income. Operating income information for the three months ended March 31, 2019 and  2018 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$777	$856	(9.2%)	6.7%	7.0%

Our operating income decreased $79 thousand, or 9%, and our operating margin decreased slightly by 30 basis points for the first quarter of 2019 compared to the first quarter of 2018.  The decrease in both operating profit and operating margin were primarily due to a 6% increase in operating expenses, partially offset by a 480 basis point increase in gross margin, for the first quarter of 2019 compared to the first quarter of 2018.

Interest. We recorded net interest expense of $6 thousand for the first quarter of 2019 compared to $8 thousand for the first quarter of 2018.  We do not expect significant changes in net interest expense for the full year 2019.

Other, net. We recorded other income of $90 thousand for the first quarter of 2019 compared to $10 thousand for the first quarter of 2018.  The increase in other income was due to higher foreign currency exchange gains recorded by our U.K. subsidiary for the first quarter of 2019 compared to the first quarter of 2018.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to Europe through our U.K. subsidiary and the change in exchange rates of the Euro and Pound Sterling against the U.S. dollar.

Income Taxes. We recorded an income tax provision for the first quarter of 2019 of $115 thousand at an effective tax rate of 13.4%, compared to an income tax provision during the first quarter of 2018 of $178 thousand at an effective tax rate of 20.7%.  The effective tax rate for the first quarter of 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act (the “Tax Reform Act”).  The FDII deduction was not included in the effective tax rate for the first quarter of 2018 as the interpretive guidance for the deduction was not yet released.  We expect our effective tax rate to be between 13% and 14% for the full year 2019.

Net Income. We reported net income for the first quarter of 2019 of $746 thousand, or $0.10 per diluted share, compared to $680 thousand, or $0.09 per diluted share, for the first quarter of 2018.

Liquidity and Capital Resources

Cash Flow
For the first three months of 2019, our cash and cash equivalents balance decreased $2.7 million, or 59%, from December 31, 2018. We ended the first quarter of 2019 with $1.9 million in cash and cash equivalents, of which $0.5 million was held by our U.K. subsidiary, and no debt outstanding.

Operating activities:  The following significant factors affected our cash used in operating activities of $1.6 million for the first three months of 2019 as compared to cash provided by operating activities of $1.9 million for the first three months of 2018:

During the first three months of 2019:
●	We reported net income of $0.7 million.
●	We recorded depreciation and amortization of $0.3 million, and share-based compensation expense of $0.2 million.
●	Accounts receivable decreased $1.2 million, or 15%, due to the collection of receivables for 2018 sales.
●	Inventory increased $1.5 million, or 12%, due to the buildup of inventory on hand to support future anticipated sales of BOHA! hardware product for the restaurant solutions market.
●	Prepaid income taxes decreased $0.1 million during the first quarter of 2019.
●	Other current and long term assets increased $0.4 million, or 65%, due primarily to an advanced payment of royalty fees.
●	Accounts payable decreased $1.3 million, or 36%, due primarily to inventory purchases made towards the end of the fourth quarter of 2018 that were subsequently paid in the first quarter of 2019.
●	Accrued liabilities and other liabilities decreased $1 million, or 27%, due primarily to the payment of 2018 annual bonuses in March 2019.

During the first three months of 2018:
●	We reported net income of $0.7 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.2 million.
●	Accounts receivable decreased $2.3 million, or 21%, due to the collection of past due receivables for 2017 sales made to our former international casino and gaming distributor.
●	Prepaid income taxes decreased $0.2 million during the first quarter of 2018.
●
Accounts payable decreased $0.7 million, or 19%, due primarily to higher inventory purchases made towards the end of the fourth quarter of 2017 compared to the first quarter of 2018 that were subsequently paid in the first quarter of 2018.

●	Accrued liabilities and other liabilities decreased $0.9 million, or 21%, due primarily to the payment of 2017 annual bonuses in March 2018.

Investing activities:  Our capital expenditures, including capitalized software were $0.3 million for the first three months of both 2019 and 2018.  Expenditures in 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment and leasehold improvements at our Ithaca facility.  Expenditures for the first three months of 2018 were primarily for computer and networking equipment and furniture and fixtures purchases related to investments made in our U.K. facility to support the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers.  To a lesser extent, expenditures in 2018 included computer and networking equipment for our U.S. operations.

Capital expenditures and capitalized software development costs for 2019 are expected to be approximately $1.3 million, primarily for software development  for our new restaurant solutions BOHA! products, new product tooling, new computer software and equipment purchases.

Financing activities:  We used $0.9 million of cash from financing activities during the first three months of 2019 to pay dividends of $0.7 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.  During the first three months of 2018, we used $2.4 million of cash from financing activities to purchase $1.6 million of common stock for treasury, to pay dividends of $0.7 million to common shareholders and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $0.1 million.

Credit Facility and Borrowings
We maintain a credit facility (the "TD Bank Credit Facility") with TD Bank N.A. (“TD Bank”), which provides for a $20 million revolving credit line.  On November 21, 2017, we signed an amendment to the TD Bank Credit Facility through November 28, 2022.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all of our assets.  We also pay a fee of 0.125% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $12.5 million from $10 million.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at March 31, 2019.  The following table lists the financial covenants and the performance measurements at March 31, 2019:

Financial Covenant	Requirement/Restriction	Calculation at March 31, 2019
Operating cash flow / Total debt service	Minimum of 1.25 times	126.8
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of March 31, 2019, borrowings available under the TD Bank Credit facility were $20 million.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per share in the first quarter of both 2019 and 2018.  On April 30, 2019 our Board of Directors approved the second quarter 2019 dividend in the amount of $0.09 per share payable on or about June 14, 2019 to common shareholders of record at the close of business on May 20, 2019.  We expect to pay approximately $2.7 million in cash dividends to our common shareholders during 2019.

Stock Repurchase Program
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the “2018 Stock Repurchase Program”).  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue the repurchase program prior to such time.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the three months ended March 31, 2019, we repurchased no shares of our common stock.  During the three months ended March 31, 2018, we repurchased 122,780 shares of our common stock for approximately $1.6 million at an average price per share of $12.72.

Resource Sufficiency
We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and additions to capitalized software, and dividend payments, and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet ArrangementsThe disclosure of payments we have committed to make under our contractual obligations is set forth under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in our contractual obligations outside the ordinary course of business since December 31, 2018.

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in our exposure to market risk during the three months ended March 31, 2019.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2019, we are unaware of any legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks factors described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2018, our Board of Directors approved the 2018 Stock Repurchase Program.  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market through December 31, 2019 at prevailing market prices based on market conditions, share price and other factors.  During the three months ended March 31, 2019, we purchased no shares of our common stock.  As of March 31, 2019, $3 million remains authorized for future repurchase under the 2018 Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2019 – January 31, 2019	–	$–	–	$3,000,000
February 1, 2019 – February 28, 2019	–	–	–	$3,000,000
March 1, 2019 – March 31, 2019	–	–	–	$3,000,000
Total	–	$–	–

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 10, 2019	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: May 10, 2019	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)