Form 10-Q
period 2019-06-30
TRANSACT TECHNOLOGIES INC
filed 2019-08-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019
or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ⌧   No   □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧     No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company ⌧
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   □   No   ⌧

As of July 31, 2019, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,469,748.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,297	$4,691
Accounts receivable, net	6,349	8,025
Inventories, net	14,237	12,835
Prepaid income taxes	721	809
Other current assets	1,005	677
Total current assets	26,609	27,037

Fixed assets, net of accumulated depreciation of $20,836 and $20,518, respectively	2,430	2,272
Right-of-use asset, net of accumulated amortization of $420 and $0	3,276	–
Goodwill	2,621	2,621
Deferred tax assets	2,280	2,198
Intangible assets, net of accumulated amortization of $3,597, and $3,487, respectively	691	797
Other assets	31	31
	11,329	7,919
Total assets	$37,938	$34,956

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,892	$3,483
Accrued liabilities	2,382	2,765
Lease liability	923	–
Deferred revenue	357	384
Total current liabilities	7,554	6,632

Deferred revenue, net of current portion	206	265
Lease liability, net of current portion	2,572	–
Deferred rent, net of current portion	–	250
Other liabilities	175	242
	2,953	757
Total liabilities	10,507	7,389

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,514,590 and 11,463,141 shares issued, respectively; 7,469,748 and 7,418,299 shares outstanding, respectively	115	115
Additional paid-in capital	32,301	32,129
Retained earnings	27,108	27,515
Accumulated other comprehensive income (loss), net of tax	17	(82)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	27,431	27,567
Total liabilities and shareholders’ equity	$37,938	$34,956

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)

Net sales	$11,350	$14,751	$22,900	$26,994
Cost of sales	5,646	7,760	11,110	14,141

Gross profit	5,704	6,991	11,790	12,853

Operating expenses:
Engineering, design and product development	1,115	1,183	2,280	2,404
Selling and marketing	2,089	2,079	3,943	3,652
General and administrative	2,191	2,111	4,481	4,323
	5,395	5,373	10,704	10,379

Operating income	309	1,618	1,086	2,474
Interest and other expense:
Interest, net	(7)	(6)	(13)	(14)
Other, net	(142)	(97)	(52)	(87)
	(149)	(103)	(65)	(101)

Income before income taxes	160	1,515	1,021	2,373
Income tax (benefit) provision	(26)	305	89	483
Net income	$186	$1,210	$932	$1,890

Net income per common share:
Basic	$0.02	$0.16	$0.12	$0.25
Diluted	$0.02	$0.16	$0.12	$0.24

Shares used in per-share calculation:
Basic	7,462	7,401	7,461	7,467
Diluted	7,597	7,660	7,607	7,782

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$186	$1,210	$932	$1,890
Foreign currency translation adjustment, net of tax	90	(10)	99	(11)
Comprehensive income	$276	$1,200	$1,031	$1,879

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$932	$1,890
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	386	337
Depreciation and amortization	488	480
Deferred income taxes	(70)	24
Foreign currency transaction losses	90	87
Changes in operating assets and liabilities:
Accounts receivable	1,678	678
Inventories	(1,402)	(2,513)
Prepaid income taxes	87	228
Other current and long term assets	(328)	94
Accounts payable	296	1,395
Accrued liabilities and other liabilities	(566)	(188)
Net cash provided by operating activities	1,591	2,512

Cash flows from investing activities:
Capital expenditures	(422)	(735)
Additions to capitalized software	(4)	(16)
Net cash used in investing activities	(426)	(751)

Cash flows from financing activities:
Payment of dividends on common stock	(1,339)	(1,336)
Purchases of common stock for treasury	–	(2,000)
Proceeds from stock option exercises	–	108
Withholding taxes paid on stock issuances	(214)	(265)
Net cash used in financing activities	(1,553)	(3,493)

Effect of exchange rate changes on cash and cash equivalents	(6)	(19)

Decrease in cash and cash equivalents	(394)	(1,751)
Cash and cash equivalents, beginning of period	4,691	5,507
Cash and cash equivalents, end of period	$4,297	$3,756

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$135	$13

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share data)

Equity beginning balance	$27,628	$24,467	$27,567	$26,014

Common stock
Balance, beginning and end of period	115	114	115	114

Additional paid-in capital
Balance, beginning of period	32,103	31,362	32,129	31,353
Share-based compensation expense	213	176	386	337
Issuance of shares from exercise of stock options	–	14	–	108
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	(15)	(19)	(214)	(265)
Balance, end of period	32,301	31,533	32,301	31,533

Retained earnings
Balance, beginning of period	27,593	24,763	27,515	24,756
Net income	186	1,210	932	1,890
Dividends declared and paid on common stock	(671)	(663)	(1,339)	(1,336)
Balance, end of period	27,108	25,310	27,108	25,310

Treasury stock
Balance, beginning of period	(32,110)	(31,672)	(32,110)	(30,110)
Purchase of treasury stock	–	(438)	–	(2,000)
Balance, end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income
Balance, beginning of period	(73)	(100)	(82)	(99)
Foreign currency translation adjustment, net of tax	90	(10)	99	(11)
Balance, end of period	17	(110)	17	(110)

Equity ending balance	27,431	24,737	27,431	24,737

Supplemental share information
Issuance of shares from stock awards	15,900	12,350	72,898	75,138
Relinquishment of stock awards to pay withholding taxes	1,812	1,825	21,449	19,044
Purchase of treasury stock	–	33,630	–	156,410
Dividends per share of common stock	$0.09	$0.09	$0.18	$0.18

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

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive income (loss), net of tax”, in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Income.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Six Months Ended June 30, 2019
	United States	International	Total
	(In thousands)
Restaurant solutions	$1,517	$241	$1,758
POS Automation and Banking	2,898	23	2,921
Casino and Gaming	6,916	4,198	11,114
Lottery	829	2	831
Printrex	527	100	627
TransAct Services Group	5,035	614	5,649
Total net sales	$17,722	$5,178	$22,900

Contract balances

Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets.  Customer prepayments represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our restaurant solution terminals, prepaid subscription revenue for our BOHA! software, EPICENTRAL™ maintenance contracts and testing service contracts, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of June 30, 2019 or December 31, 2018.  For the first six months of 2019, we recognized revenue of $309 thousand related to our contract liabilities at December 31, 2018.  Total contract liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)

Customer pre-payments	$63	$50
Deferred revenue, current	357	384
Deferred revenue, non-current	206	265
Total contract liabilities	$626	$699

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.3 million.  The Company expects to recognize revenue on $3.8 million of its remaining performance obligations within the next 12 months, $0.4 million within the next 24 months and the balance of these remaining performance obligations within the next 36 months.

3. Inventories, net

The components of inventories, net were:

	June 30, 2019	December 31, 2018
	(In thousands)

Raw materials and purchased component parts	$8,551	$6,593
Work-in-process	3	29
Finished goods	5,683	6,213
	$14,237	$12,835

4. Accrued product warranty liability

We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)

Balance, beginning of period	$273	$267
Warranties issued	81	177
Warranty settlements	(130)	(141)
Balance, end of period	$224	$303

As of June 30, 2019, $176 thousand of the accrued product warranty liability were classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $48 thousand was classified as non-current in "Other liabilities".

5. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)

Net income	$186	$1,210	$932	$1,890

Shares:
Basic: Weighted average common shares outstanding	7,462	7,401	7,461	7,467
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	135	259	146	315
Diluted: Weighted average common and common equivalent shares outstanding	7,597	7,660	7,607	7,782

Net income per common share:
Basic	$0.02	$0.16	$0.12	$0.25
Diluted	$0.02	$0.16	$0.12	$0.24

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  For the three months ended June 30, 2019 and 2018, there were 542 thousand and 196 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.   For the six months ended June 30, 2019 and 2018, there were 542 thousand and 147 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

6. Shareholders’ equity

For the three months ended June 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $671 thousand, which was paid on June 14, 2019 to common shareholders of record at the close of business on May 20, 2019.  For the three months ended June 30, 2018, dividends declared and paid totaled $663 thousand, or $0.09 per share.  Dividends declared and paid totaled $1.3 million, or $0.18 per share for both the six months ended June 30, 2019 and 2018.

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

The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for based on existing guidance for operating leases. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risks and rewards or control, the lease is treated as operating.

We have elected certain practical expedients available under ASC 842 upon adoption. We have applied the practical expedient which allows prospective transition to ASC 842 on January 1, 2019. Under this transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases. We have lease agreements that include lease and non-lease components, and we have not elected the practical expedients to combine these components for any of our leases.  The adoption of ASC 842 had no effect on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. Upon adoption of ASC 842, we recorded a $3.7 million right-of-use asset and a $3.9 million lease liability. The adoption of the new standard had no impact on retained earnings.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. We determine if an arrangement contains a lease at inception. Our leases are included in Right of use assets and Lease liabilities in our Condensed Consolidated Balance Sheet.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company determines its incremental borrowing rate by using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Our lease right of use assets exclude lease incentives. Our leases have remaining lease terms of one year to eight years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year. The exercise of lease renewal options is at our sole discretion and our lease right of use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three and six months ending June 30, 2019 was $254 thousand and $509 thousand, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Six Months Ended June 30, 2019
Operating cash flows from leases	$(515)

The following summarizes additional information related to our leases:
Six Months Ended June 30, 2019
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	3.7%

The maturity of the Company’s operating lease liabilities as of June 30, 2019 are as follows (in thousands):

2019	$518
2020	1,042
2021	710
2022	434
2023	268
Thereafter	888
Total undiscounted lease payments	3,860
Less imputed interest	(365)
Total lease liabilities	$3,495

Prior to the adoption of ASC 842, rental commitments on an undiscounted basis were approximately $4.3 million at December 31, 2018 under non-cancelable operating leases and were payable as follows: $1.0 million in 2019; $1.0 million in 2020; $0.7 million in 2021; $0.4 million in 2022, $0.3 million in 2023 and $0.9 million  thereafter.

8. Income taxes

We recorded an income tax benefit for the second quarter of 2019 of $26 thousand at an effective tax rate of -16.3%, compared to an income tax provision during the second quarter of 2018 of $305 thousand at an effective tax rate of 20.1%.  For the six months ended June 30, 2019, we recorded an income tax provision of $89 thousand at an effective tax rate of 8.7%, compared to an income tax provision during the six months ended June 30, 2018 of $483 thousand at an effective tax rate of 20.4%.  The effective tax rate for the both the second quarter of 2019 and six months ended June 30, 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act (the “Tax Reform Act”) as well as near breakeven pre-tax income in the second quarter of 2019.  The FDII deduction was not included in the effective tax rate for the second quarter of 2018 or six months ended June 30, 2018 as the interpretive guidance for the deduction was not yet released.

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

As of June 30, 2019, we had $104 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect that $25 thousand of the $104 thousand of unrecognized tax benefits will reverse in 2019 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as "Deferred tax assets" in the Condensed Consolidated Balance Sheet.  As of June 30, 2019, we had $23 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (this “Report”), including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, ”estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this Report and we assume no duty to update them.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including restaurant solutions, point of sale (“POS”) automation and banking, casino and gaming, lottery, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic®, EPICENTRAL™, Ithaca®, and Printrex® brand names.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal and inkjet printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data. In March 2019, we launched a new line of products for the restaurant solutions market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The new BOHA! products are an all-in-one solution to help restaurants and food service operators of any size automate back-of-house operations.  We sell our products to original equipment manufacturers (“OEMs”), value-added resellers, select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, Latin America, the Caribbean Islands and the South Pacific. We also offer world-class service, support, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Business Highlights

In March 2019, TransAct announced the launch of its BOHA! SaaS-based software and hardware ecosystem, and in May 2019, at the National Restaurant Association show in Chicago, TransAct announced the debut of BOHA! Timer, its latest addition to the BOHA!™ ecosystem.  BOHA! is a comprehensive ecosystem of cloud-based SaaS apps and hardware designed to help restaurant and food service companies automate their back-of-house operations. BOHA! represents the first single-vendor solution to allow customers to choose from any combination of applications for Inventory Management, Temperature Monitoring of Food and Equipment, Food Safety Labeling, Food Recalls, Checklists & Procedures, Equipment Service Management, Timers and Delivery Management.
In April 2019, TransAct announced that it has secured commitments from 10 distinct restaurant or foodservice operators representing a broad mix of customers to deploy BOHA! solutions in their operations, and that it expects to roll out approximately 240 BOHA! Terminals over the balance of 2019 relating to these commitments.
In June 2019, TransAct announced an agreement with a large, international foodservice brand that includes the deployment of BOHA! hardware and software across an initial 1,000 locations that will roll out by the end of 2019, and based on additional expansions of this customer’s stores and a successful roll out of BOHA!, the potential for additional deployments of BOHA! hardware and software could include 2,000 to 3,000 more locations over the next two to three years.
In June 2019, TransAct also announced that the Company’s Epic Edge and Epic 950 ticket-in/ticket-out printers are installed in all of the more than 3,150 gaming machines at the new Encore Boston Harbor in Everett, Massachusetts, with more than 60% of the installed Epic printers represented by TransAct’s next-generation Epic Edge.
In July 2019, TransAct announced that it has secured a new agreement with a large U.S. foodservice provider for the deployment of the BOHA! terminals and one of the BOHA! SaaS-based apps at more than 400 locations by 2021 year end. TransAct expects approximately 175 customer locations will be live with the BOHA! hardware and software solutions by 2019 year end with an additional approximately 250 locations expected to go live over the following two years.

In July 2019, TransAct also announced its first ever agreement to deploy the Company’s BOHA! solution in the Asia-Pacific market as well as with an operator in the casino gaming industry. The new agreement, with a leading Macau casino resort, will include 100 BOHA! terminals and one of the BOHA! SaaS based apps and is expected to occur by the end of 2019.
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

For a complete description of our accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our Annual Report on Form 10-K for the year ended December 31, 2018.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2019.

Results of Operations: Three months ended June 30, 2019 compared to three months ended June 30, 2018

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Restaurant solutions	$830	7.3%	$1,259	8.5%	$(429)	(34.1%)
POS automation and banking	1,644	14.5%	2,252	15.3%	(608)	(27.0%)
Casino and gaming	5,631	49.6%	7,067	47.9%	(1,436)	(20.3%)
Lottery	134	1.2%	481	3.3%	(347)	(72.1%)
Printrex	285	2.5%	336	2.3%	(51)	(15.2%)
TSG	2,826	24.9%	3,356	22.7%	(530)	(15.8%)
	$11,350	100.0%	$14,751	100.0%	$(3,401)	(23.1%)

International *	$2,635	23.2%	$3,402	23.1%	$(767)	(22.5%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2019 decreased $3.4 million, or 23%, from the same period in 2018.  Printer, terminal and other hardware sales volume decreased 26% to approximately 29 thousand units for the second quarter of 2019 driven by decreases across all our markets, including, primarily a 21% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 27% decrease in the POS automation and banking market and 77% decrease in the lottery market.  The average selling price of our printers, terminals and other hardware remained consistent during the second quarter of 2019 compared to the second quarter of 2018.

International sales for the second quarter of 2019 decreased $0.8 million, or 23%, from the same period in 2018 due primarily to a 27% decrease in sales in the international casino and gaming market.
Restaurant Solutions.  Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  These terminals help food service establishments and restaurants (including fine dining, casual dining, quick-serve convenience and hospitality establishments) effectively manage food safety and automate and manage back-of-the-house operations.  In addition to sales of terminals, revenue includes sales of cloud-based software applications and other hardware (including handheld devices, tablets, temperature probes and temperature sensors).  In 2019, we launched our BOHA! solution, which combines our latest generation terminal, cloud-based software application and hardware into a unique solution to automate the back-of-house operations in restaurants.  Sales of our worldwide restaurant solutions products for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$685	82.5%	$1,159	92.1%	$(474)	(40.9%)
International	145	17.5%	100	7.9%	45	45.0%
	$830	100.0%	$1,259	100.0%	$(429)	(34.1%)

The decrease in domestic restaurant solutions terminal sales in the second quarter of 2019 compared to the second quarter of 2018 was driven primarily by BOHA! terminal sales to two large corporate customers in the second quarter of 2018 that did not reoccur in the second quarter of 2019.  During the second quarter of 2019, we experienced continued growth in our sales of BOHA! software, launched during the first quarter of 2019.  Sales of BOHA! software recognized on a SaaS subscription basis increased by 24% in the second quarter of 2019 compared to the first quarter of 2019.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  As of December 31, 2018, we exited the banking market but will continue to fulfill orders from legacy customers until our inventory is exhausted.  Sales of our worldwide POS automation and banking products for the three months ended June 30, 2019 and  2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$1,639	99.7%	$2,185	97.0%	$(546)	(25.0%)
International	5	0.3%	67	3.0%	(62)	(92.5%)
	$1,644	100.0%	$2,252	100.0%	$(608)	(27.0%)

The decrease in both domestic and international POS automation and banking product revenue for the second quarter of 2019 compared to the second quarter of 2018 was primarily driven by a 26% decrease in sales of our Ithaca® 9000 printer, largely to McDonald’s.  We expect sales of our Ithaca® 9000 to McDonald’s to be lower in 2019 compared to 2018.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$3,492	62.0%	$4,161	58.9%	$(669)	(16.1%)
International	2,139	38.0%	2,906	41.1%	(767)	(26.4%)
	$5,631	100.0%	$7,067	100.0%	$(1,436)	(20.3%)

The decrease in domestic sales of our casino and gaming products for the second quarter of 2019 compared to the second quarter of 2018 was due largely to lower sales of our off-premise gaming printers.  During 2018 we had a large sale to an OEM which did not reoccur in 2019.  We do not expect further large sales to this domestic OEM during the remainder of 2019.  This decrease was partially offset by a slight increase in domestic sales of our thermal casino printer during the second quarter of 2019 compared to the second quarter of 2018.  Additionally, we had slightly higher revenue from recurring EPICENTRALTM annual software maintenance fees during the second quarter of 2019 compared to the second quarter of 2018.  We did not complete any new installations of our  EPICENTRAL™ software systems in the second quarter of 2019 or 2018.  Sales of EPICENTRAL™ are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales of our casino and gaming products in the second quarter of 2019 compared to the second quarter of 2018 was due to a 39% decrease in sales of our thermal casino printers due primarily to lower sales to our Asian distributor, and to a lesser extent, a large OEM in Europe.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”) and, to a lesser extent, other lottery system companies for various lottery applications. Sales of our worldwide lottery printers for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$132	98.5%	$434	90.2%	$(302)	(69.6%)
International	2	1.5%	47	9.8%	(45)	(95.7%)
	$134	100.0%	$481	100.0%	$(347)	(72.1%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  We expect lottery printer sales to be significantly lower for 2019 compared to 2018, as we have shifted our focus away from the lottery market to our higher value, technology-enabled restaurant solutions and casino and gaming products and we expect IGT to order printers only on an as-needed basis during 2019.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Prior to 2019, revenue in this market also included sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. We exited this market at the end of 2018 and do not expect any future sales.  Sales of our worldwide Printrex printers for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$230	80.7%	$266	79.2%	$(36)	(13.5%)
International	55	19.3%	70	20.8%	(15)	(21.4%)
	$285	100.0%	$336	100.0%	$(51)	(15.2%)

The decrease in sales of Printrex printers for the second quarter of 2019 compared to the second quarter of 2018 resulted primarily from a 12% decrease in domestic and international sales in the oil and gas market, and a 46% decrease in domestic and international sales in the medical and mobile market which we exited at the end of 2018.  We expect sales in 2019 to be relatively consistent with sales in 2018, as we have shifted our focus away from the Printrex market to our higher value, technology-enabled restaurant solutions and casino and gaming products.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, food safety labels and other printing supplies), replacement parts, maintenance and repair services, technical support services, testing services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$2,537	89.8%	$3,144	93.7%	$(607)	(19.3%)
International	289	10.2%	212	6.3%	77	36.3%
	$2,826	100.0%	$3,356	100.0%	$(530)	(15.8%)

The decrease in domestic revenue from TSG for the second quarter of 2019 as compared to the prior year period was due primarily to 49% lower sales of replacement parts including lower sales of lottery printer spare parts to IGT.  This decrease was partially offset by increases in our service revenue of 49% and label sales related to our restaurant solutions products of 131%.  Though we expect these sales related to restaurant solutions to continue to increase in 2019, based on our backlog of orders and contractual commitments for replacement parts, primarily from IGT, for our installed base of lottery printers as well as declining sales of consumables for our legacy products, we expect total TSG sales to decrease in 2019 compared to 2018.

Internationally, TSG revenue increased for the second quarter of 2019 compared to the second quarter of 2018 primarily due to a 50% increase in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit information for the three months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$5,704	$6,991	(18.4%)	50.3%	47.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and support of our EPICENTRALTM print system and BOHA! software solutions. For the second quarter of 2019, gross profit decreased $1.3 million, or 18%, due to a 23% decline in sales during the second quarter of 2019 compared to the second quarter of 2018.  This decrease in gross profit was partially offset by an increase in our gross margin of 290 basis points in the second quarter of 2019 compared to the second quarter of 2018.  The increased gross margin reflects a favorable shift in sales mix towards higher-value, technology-driven solutions, as well as lower sales of POS printers and lottery printers, which carry lower margins than our other products, and lower manufacturing overhead expense.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the three months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,115	$1,183	(5.7%)	9.8%	8.0%

Engineering, design and product development expenses primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Such expenses decreased $68 thousand, or 6% in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower expenses related to product development for the restaurant solutions and casino and gaming markets.  We expect engineering, design and product development expenses in 2019 to be consistent with 2018.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$2,089	$2,079	0.5%	18.4%	14.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses remained consistent increasing less than 1% during the second quarter of 2019 compared to the second quarter of 2018.  During the second quarter of 2019, higher compensation expenses, related to the hiring of additional outside and technical sales and marketing staff to support the expected growth in our restaurant solutions business, were almost entirely offset by decreased marketing expenses in our other markets.  We expect selling and marketing expense to increase significantly in 2019 compared to 2018 due to the full-year impact of hiring additional sales staff during 2018 and 2019, as well as investments to support our new suite of BOHA! software and hardware solutions.

Operating Expenses - General and Administrative. General and administrative expense information for the three months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$2,191	$2,111	3.8%	19.3%	14.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $80 thousand, or 4%, for the second quarter of 2019 compared to the second quarter of 2018 due primarily to higher professional and legal expenses.  These increases were partially offset by lower recruiting expense incurred during the second quarter of 2019 compared to the second quarter of 2018.  We expect general and administrative expense to be higher in 2019 compared to 2018 due to additional investment to support restaurant solutions.

Operating Income.  Operating income information for the three months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$309	$1,618	(80.9%)	2.7%	11.0%

Our operating income decreased $1.3 million, or 81%, in the second quarter of 2019 compared to the second quarter of 2018, and our operating margin decreased to 2.7% of net sales due to a decrease in sales of 23%, partially offset by a 290 basis point increase in gross margin during the second quarter of 2019 compared to the prior year period.

Interest.  We recorded net interest expense of $7 thousand in the second quarter of 2019 compared to $6 thousand in the second quarter of 2018.  We do not expect significant changes in net interest expense for the full year 2019.

Other, net.  We recorded other expense of $142 thousand in the second quarter of 2019 compared to $97 thousand in the second quarter of 2018 due to higher foreign exchange losses recorded by our U.K. entity in the second quarter of 2019. Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to Europe through our U.K. subsidiary and the change in exchange rates of the Euro and Pound Sterling against the U.S. dollar.

Income Taxes.  We recorded an income tax benefit for the second quarter of  2019 of $26 thousand at an effective tax rate of -16.3%, compared to an income tax provision during the second quarter of 2018 of $305 thousand at an effective tax rate of 20.1%.  The effective tax rate for the second quarter of 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act as well as near breakeven pre-tax income in the second quarter of 2019.  We expect our effective tax rate to be between 7% and 9% for the full year 2019.
Net Income.  We reported net income for the second quarter of 2019 of $186 thousand, or $0.02 per diluted share, compared to $1.2 million, or $0.16 per diluted share, for the second quarter of 2018.
Results of Operations:  Six months ended June 30, 2019 compared to six months ended June 30, 2018

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market  for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Restaurant solutions	$1,758	7.7%	$2,304	8.5%	$(546)	(23.7%)
POS automation and banking	2,921	12.8%	3,968	14.7%	(1,047)	(26.4%)
Casino and gaming	11,114	48.5%	13,007	48.2%	(1,893)	(14.6%)
Lottery	831	3.6%	1,116	4.1%	(285)	(25.5%)
Printrex	627	2.7%	611	2.3%	16	2.6%
TSG	5,649	24.7%	5,988	22.2%	(339)	(5.7%)
	$22,900	100.0%	$26,994	100.0%	$(4,094)	(15.2%)

International *	$5,178	22.6%	$5,466	20.2%	$(288)	(5.3%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first half of 2019 decreased $4.1 million, or 15%, from the same period in 2018. Printer, terminal and other hardware sales volume decreased by 19% to approximately 57,000 units in the first six months of 2019 driven by decreases across all our markets, including, decreases in unit volume of 14% and 27% from the casino and gaming market and POS automation and banking market, respectively, and, to a lesser extent, a 35% decrease in the lottery market.  The average selling price of our printers, terminals and other hardware increased 2% during the first six months of 2019 compared to the first six months of 2018.

International sales decreased $300 thousand, or 5%, primarily driven by an 11% decrease of international casino and gaming sales.  This decrease was partially offset by a 55% increase from our international TSG market in the first six months of 2019 compared to the first six months of 2018.

Restaurant solutions. Sales of our worldwide restaurant solutions products for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$1,517	86.3%	$2,132	92.5%	$(615)	(28.8%)
International	241	13.7%	172	7.5%	69	40.1%
	$1,758	100.0%	$2,304	100.0%	$(546)	(23.7%)

The decrease in domestic restaurant solutions terminal sales in the first half of 2019 compared to the first half of 2018 was driven by lower sales of our AccuDate 9700 terminal to our former U.S. distributor and lower sales of our BOHA! terminal to two large corporate customers, in support of large-scale, multi-quarter rollouts of the terminal in the first half of last year that did not reoccur in 2019.  This decrease was partially offset by increased sales of our AccuDate Pro terminal.

International restaurant solutions sales increased during the first half of 2019 compared to the first half of 2018 due to increased sales of the AccuDate 9700 terminal through our Asian and European distributors.

POS automation and banking. Sales of our worldwide POS automation and banking products for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$2,898	99.2%	$3,855	97.2%	$(957)	(24.8%)
International	23	0.8%	113	2.8%	(90)	(79.6%)
	$2,921	100.0%	$3,968	100.0%	$(1,047)	(26.4%)

The decrease in domestic POS automation and banking sales in the first half of 2019 compared to the first half of 2018 was primarily driven by a 24% decrease in domestic sales of our Ithaca® 9000 printer, as sales to McDonald’s decreased during the first half of 2019 compared to the same period in 2018.

International POS automation and banking sales decreased due to lower sales of our Ithaca® 9000 printer to our Canadian distributor for McDonald’s during the first half of 2019 compared to the first half of 2018.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$6,916	62.2%	$8,351	64.2%	$(1,435)	(17.2%)
International	4,198	37.8%	4,656	35.8%	(458)	(9.8%)
	$11,114	100.0%	$13,007	100.0%	$(1,893)	(14.6%)

The decrease in domestic sales of our casino and gaming products for the first half of 2019 compared to the first half of 2018 was due primarily to a 94% decrease in domestic sales of our off-premise gaming printers to an OEM, which we do not expect to reoccur in 2019.  Domestic casino and gaming sales also decreased, although to a lesser extent, due to a 3% decrease in domestic sales of our thermal casino printers driven primarily by industry-wide weakness and a 62% decrease in domestic EPICENTRAL™ software sales, as we had no new installations during the first half of 2019 compared to one new installation during the same period for 2018.

The decrease in international sales in the first six months of 2019 compared to the first six months of 2018 was due primarily to a 30% decline in international sales of our off-premise gaming printers to Europe, Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery. Sales of our worldwide lottery printers for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$829	99.8%	$1,069	95.8%	$(240)	(22.5%)
International	2	0.2%	47	4.2%	(45)	(95.7%)
	$831	100.0%	$1,116	100.0%	$(285)	(25.5%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.

Printrex. Sales of our worldwide Printrex printers for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$527	84.1%	$529	86.6%	$(2)	(0.4%)
International	100	15.9%	82	13.4%	18	22.0%
	$627	100.0%	$611	100.0%	$16	2.6%

Domestic Printrex sales remained consistent in the first half of 2019 compared to the first half of 2018 as lower sales in our domestic medical and mobile market which we exited at the end of 2018 were offset by a slight increase in domestic oil and gas sales.

International Printrex sales increased due to a 44% increase in international sales of our oil and gas printers during the first half of 2019 compared to the first half of 2018.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended		Change
	June 30, 2019		June 30, 2018		$	%
Domestic	$5,035	89.1%	$5,592	93.4%	$(557)	(10.0%)
International	614	10.9%	396	6.6%	218	55.1%
	$5,649	100.0%	$5,988	100.0%	$(339)	(5.7%)

The decrease in domestic revenue from TSG for the first half of 2019 as compared to the first half of 2018 was due primarily to 42% lower sales of replacement parts due to lower sales of lottery printer spare parts to IGT.  This decrease was partially offset by increased service revenue of 36% as well as higher label sales related to our restaurant solutions products of 230%.

Internationally, TSG revenue increased during the first half of 2019 compared to the first half of 2018 primarily due to a 74% increase in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit information for the six months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$11,790	$12,853	(8.3%)	51.5%	47.6%

Gross profit decreased $1.1 million, or 8% in the first half of 2019 compared to the first half of 2018 due to a 15% decline in sales during the first half of 2019 compared to the same period in the prior year.  The decrease in gross profit was partially offset by a 390 basis point increase in gross margin during the first half of 2019 compared to the first half of 2018.  The increased gross margin reflects a favorable shift in sales mix towards higher-value, technology-driven solutions, as well as lower sales of POS printers and lottery printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the six months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$2,280	$2,404	(5.2%)	10.0%	8.9%

Engineering, design and product development expenses decreased $124 thousand, or 5%, in the first six months of 2019 compared to the first six months of 2018 primarily due to lower expenses related to product development for the restaurant solutions and casino and gaming markets.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the six months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$3,943	$3,652	8.0%	17.2%	13.5%

Selling and marketing expenses increased $291 thousand, or 8%, during the first half of 2019 compared to the first half of 2018 due primarily to higher compensation expenses related to the hiring of additional outside sales, technical sales and marketing staff for our restaurant solutions market.

Operating Expenses - General and Administrative. General and administrative expense information for the six months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$4,481	$4,323	3.7%	19.6%	16.0%

General and administrative expenses increased $158 thousand, or 4%, in the first six months of 2019 compared to the first six months of 2018 due primarily to higher professional and legal expenses.  These increases were partially offset by lower recruiting expense incurred during the first six months of 2019 compared to the first six months of 2018.

Operating Income.  Operating income information for the six months ended June 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,086	$2,474	(56.1%)	4.7%	9.2%

Our operating income decreased $1.4 million, or 56%, during the first six months of 2019 compared to the first six months of 2018 due to a decrease in sales of 15% and a 3% increase in operating expenses, partially offset by a 390 basis point increase of gross margin during the first six months of 2019 compared to the first six months of 2018.

Interest.  We recorded net interest expense of $13 thousand in the first six months of 2019 compared to $14 thousand in the first six months of 2018.

Other, net.  We recorded other expense of $52 thousand in the first six months of 2019 compared to $87 thousand in the first six months of 2018 due to lower foreign exchange losses recorded by our U.K. entity in the first six months of 2019 compared to the first six months of 2018.

Income Taxes.  We recorded an income tax provision for the six months ended June 30, 2019 of $89 thousand at an effective tax rate of 8.7%, compared to an income tax provision during the six months ended June 30, 2018 of $486 thousand at an effective tax rate of 20.4%.  The effective tax rate for the six months ended 2019 was lower due to the inclusion of the FDII deduction and the impact on the tax rate of lower pre-tax income.

Net Income.  We reported net income during the first six months of 2019 of $0.9 million, or $0.12 per diluted share, compared to $1.9 million, or $0.24 per diluted share, for the first six months of 2018.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2019, our cash and cash equivalents balance decreased $0.4 million, or 8%, from December 31, 2018. We ended the second quarter of 2019 with $4.3 million in cash and cash equivalents, of which $0.4 million was held by our U.K. subsidiary, and no debt outstanding.

Operating activities: The following significant factors affected our cash provided by operating activities of $1.6 million for the first six months of 2019 as compared to $2.5 million for the first six months of 2018:

During the first six months of 2019:
●	We reported net income of $0.9 million.
●	We recorded depreciation and amortization of $0.5 million, and share-based compensation expense of $0.4 million.
●	Accounts receivable decreased $1.7 million, or 21%, due to the collection of receivables for 2018 sales and lower sales volume in the second quarter of 2019.
●	Inventories increased $1.4 million, or 11%, due to the buildup of inventory on hand to support future anticipated sales of BOHA! hardware products for the restaurant solutions market.
●	Other current and long term assets increased $0.3 million, or 46% due primarily to an advanced payment of royalty fees to a technology partner for restaurant solutions.
●	Accounts payable increased $0.3 million, or 8%, due to the timing of inventory purchases made during the second quarter of 2019.
●	Accrued liabilities and other liabilities decreased $0.6 million, or 15%, due primarily to the payment of 2018 annual bonuses in March 2019.

During the first six months of 2018:
●	We reported net income of $1.9 million.
●	We recorded depreciation and amortization of $0.5 million, and share-based compensation expense of $0.3 million.
●	Accounts receivable decreased $0.7 million, or 6%, due largely to the collection of past due receivables for 2017 sales made to our former international casino and gaming distributor.
●	Inventories increased $2.5 million, or 28%, due to the buildup of inventory on hand to support future anticipated sales in the casino and gaming and restaurant solutions markets.
●	Prepaid income taxes decreased $0.2 million during the first six months of 2018.
●	Accounts payable increased $1.4 million, or 36%, due to increased inventory purchases made during the first six months of 2018.
●	Accrued liabilities and other liabilities decreased $0.2 million, or 5%, due primarily to the payment of 2017 annual bonuses in March 2018, partially offset by increased customer payments.

Investing activities:  Our capital expenditures, including capitalized software costs, were $0.4 million and $0.8 million for the first six months of 2019 and 2018, respectively.  Expenditures for the first six months of 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment.  Expenditures for the first six months of 2018 were primarily for computer and networking equipment and furniture and fixtures purchases related to investments made in our U.K. facility to support the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers.  To a lesser extent, expenditures in the first six months of 2018 included computer and networking equipment for our U.S. operations and leasehold improvements made at our Las Vegas facility.

Capital expenditures and capitalized software development costs for the full year 2019 are expected to be approximately $1.3 million, primarily for software development for our new restaurant solutions BOHA! products, new product tooling, new computer software and equipment purchases.

Financing activities:  We used $1.6 million of cash from financing activities during the first six months of 2019 to pay dividends of $1.3 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.  During the first six months of 2018, we used $3.5 million of cash from financing activities to purchase $2.0 million of common stock for treasury, to pay dividends of $1.3 million to common shareholders and $0.3 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $0.1 million.

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

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were in compliance with all financial covenants of the TD Bank Credit Facility at June 30, 2019.  The following table lists the financial covenants and the performance measurements at June 30, 2019:

Financial Covenant	Requirement/Restriction	Calculation at June 30, 2019
Operating cash flow / Total debt service	Minimum of 1.25 times	92.3
Funded Debt / EBITDA	Maximum of 3.0 times	0

As of June 30, 2019, borrowings available under the TD Bank Credit facility were $20 million.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per share in the second quarter of both 2019 and 2018.  On July 31, 2019, our Board of Directors approved the third quarter 2019 dividend in the amount of $0.09 per share payable on or about September 16, 2019 to common shareholders of record at the close of business on August 20, 2019.  We expect to pay approximately $2.7 million in cash dividends to our common shareholders during 2019.  Dividends declared and paid totaled $1.3 million, or $0.18 per share, for both the six months ended June 30, 2019 and 2018.

Stock Repurchase Program
On March 1, 2018, our Board of Directors approved a new stock repurchase program (the “2018 Stock Repurchase Program”).  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue the repurchase program prior to such time.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the six months ended June 30, 2019, we repurchased no shares of our common stock.  During the six months ended June 30, 2018, we repurchased 156,510 shares of our common stock for approximately $2.0 million at an average price per share of $12.78.

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

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in our exposure to market risk during the six months ended June 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2019, we are unaware of any legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended  December 31, 2018.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except as amended and supplemented by the additional risk factor below. The risks described in our Annual Report on Form 10-K and the additional risk factor below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The United Kingdom’s anticipated withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In 2016, the United Kingdom voted to depart from the European Union, known as Brexit and subsequently notified the European Council of its intention to leave the E.U. and began to negotiate the terms of the future relationship between the U.K. and the E.U. upon exit.  We have taken certain actions in response to Brexit and in anticipation of E.U. legal requirements and the U.K.’s separation from the E.U.  The potential impact from Brexit on us and on our results of operations is unclear.  The actual effects of Brexit will depend upon many factors, including the final results of the Brexit negotiations.  We do not, however, expect Brexit to have a material impact on our consolidated results of operations as 15% and 10% of our total revenues for the three and six months ended June 30, 2019, respectively, are attributable to our U.K. operations.  However, we cannot predict the direction Brexit-related matters may take or the impact on our European operations, including our U.K. subsidiary.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2018, our Board of Directors approved the 2018 Stock Repurchase Program.  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market through December 31, 2019 at prevailing market prices based on market conditions, share price and other factors.  During the six months ended June 30, 2019, we purchased no shares of our common stock.  As of June 30, 2019, $3 million remains authorized for future repurchase under the 2018 Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
April 1, 2019 - April 30, 2019	–	$–	–	$3,000,000
May 1, 2019 - May 31, 2019	–	–	–	$3,000,000
June 1, 2019 - June 30, 2019	–	–	–	$3,000,000
Total	–	$–	–

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.                           EXHIBITS

Exhibit 3(i)	Certificate of Incorporation of the Company (conformed copy).
Exhibit 3(ii)	Amended and Restated By-laws of the Company, as of July 31, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (SEC File No. 000-21121) filed with the SEC on August 2, 2019.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 9, 2019	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: August 9, 2019	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)