Form 10-Q
period 2019-09-30
TRANSACT TECHNOLOGIES INC
filed 2019-11-18
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

As of October 31, 2019, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,470,248.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$1,207	$4,691
Accounts receivable, net	8,350	8,025
Note receivable	1,006	–
Inventories, net	12,700	12,835
Prepaid income taxes	795	809
Other current assets	1,251	677
Total current assets	25,309	27,037

Fixed assets, net of accumulated depreciation of $21,007 and $20,518, respectively	2,578	2,272
Right-of-use asset	3,055	–
Goodwill	2,621	2,621
Deferred tax assets	2,311	2,198
Intangible assets, net of accumulated amortization of $3,677 and $3,487, respectively	910	797
Other assets	31	31
	11,506	7,919
Total assets	$36,815	$34,956

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,698	$3,483
Accrued liabilities	2,696	2,765
Lease liability	932	–
Deferred revenue	517	384
Total current liabilities	6,843	6,632

Deferred revenue, net of current portion	190	265
Lease liability, net of current portion	2,329	–
Deferred rent, net of current portion	–	250
Other liabilities	170	242
	2,689	757
Total liabilities	9,532	7,389

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,515,090 and 11,463,141 shares issued, respectively; 7,470,248 and 7,418,299 shares outstanding, respectively	115	115
Additional paid-in capital	32,474	32,129
Retained earnings	26,820	27,515
Accumulated other comprehensive loss, net of tax	(16)	(82)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	27,283	27,567
Total liabilities and shareholders’ equity	$36,815	$34,956

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)

Net sales	$11,686	$15,838	$34,586	$42,832
Cost of sales	6,140	7,834	17,250	21,975

Gross profit	5,546	8,004	17,336	20,857

Operating expenses:
Engineering, design and product development	1,048	1,106	3,328	3,510
Selling and marketing	1,947	1,798	5,890	5,450
General and administrative	2,239	1,888	6,720	6,211
	5,234	4,792	15,938	15,171

Operating income	312	3,212	1,398	5,686
Interest and other expense:
Interest, net	–	(7)	(13)	(21)
Other, net	(71)	(50)	(123)	(137)
	(71)	(57)	(136)	(158)

Income before income taxes	241	3,155	1,262	5,528
Income tax (benefit) provision	(143)	581	(54)	1,064
Net income	$384	$2,574	$1,316	$4,464

Net income per common share:
Basic	$0.05	$0.35	$0.18	$0.60
Diluted	$0.05	$0.33	$0.17	$0.57

Shares used in per-share calculation:
Basic	7,470	7,413	7,464	7,449
Diluted	7,753	7,758	7,658	7,774

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$384	$2,574	$1,316	$4,464
Foreign currency translation adjustment, net of tax	(33)	11	66	–
Comprehensive income	$351	$2,585	$1,382	$4,464

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$1,316	$4,464
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	559	524
Depreciation and amortization	747	739
Deferred income taxes	(104)	35
Foreign currency transaction losses	153	102
Changes in operating assets and liabilities:
Accounts receivable	(367)	(782)
Inventories	82	(4,205)
Prepaid income taxes	11	467
Other current and long term assets	(576)	(2)
Accounts payable	(853)	2,496
Accrued liabilities and other liabilities	(120)	(341)
Net cash provided by operating activities	848	3,497

Cash flows from investing activities:
Capital expenditures	(796)	(722)
Additions to capitalized software	(304)	(466)
Issuance of note receivable	(1,000)	–
Net cash used in investing activities	(2,100)	(1,188)

Cash flows from financing activities:
Payment of dividends on common stock	(2,011)	(2,001)
Purchases of common stock for treasury	–	(2,000)
Proceeds from stock option exercises	–	229
Withholding taxes paid on stock issuances	(214)	(265)
Net cash used in financing activities	(2,225)	(4,037)

Effect of exchange rate changes on cash and cash equivalents	(7)	16

Decrease in cash and cash equivalents	(3,484)	(1,712)
Cash and cash equivalents, beginning of period	4,691	5,507
Cash and cash equivalents, end of period	$1,207	$3,795

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$91	$68

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except share data)

Equity beginning balance	$27,431	$24,737	$27,567	$26,014

Common stock
Balance, beginning and end of period	115	114	115	114

Additional paid-in capital
Balance, beginning of period	32,301	31,533	32,129	31,353
Share-based compensation expense	173	187	559	524
Issuance of shares from exercise of stock options	–	121	–	229
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	–	–	(214)	(265)
Balance, end of period	32,474	31,841	32,474	31,841

Retained earnings
Balance, beginning of period	27,108	25,310	27,515	24,756
Net income	384	2,574	1,316	4,464
Dividends declared and paid on common stock	(672)	(665)	(2,011)	(2,001)
Balance, end of period	26,820	27,219	26,820	27,219

Treasury stock
Balance, beginning of period	(32,110)	(32,110)	(32,110)	(30,110)
Purchase of treasury stock	–	–	–	(2,000)
Balance, end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss)
Balance, beginning of period	17	(110)	(82)	(99)
Foreign currency translation adjustment, net of tax	(33)	11	66	–
Balance, end of period	(16)	(99)	(16)	(99)

Equity ending balance	27,283	26,965	27,283	26,965

Supplemental share information
Issuance of shares from stock awards	500	13,250	73,398	88,388
Relinquishment of stock awards to pay withholding taxes	–	–	21,449	19,044
Purchase of treasury stock	–	–	–	156,410
Dividends per share of common stock	$0.09	$0.09	$0.27	$0.27

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.  We have reclassified sales of labels and other recurring revenue items related to restaurant solutions, which includes extended warranty and service contracts, and technical support services, previously included in TSG to Restaurant Solutions for all periods presented in the tables below.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
	(In thousands)
	United States	International	Total	United States	International	Total
Restaurant Solutions	$1,730	$221	$1,951	$1,326	$155	$1,481
POS automation and banking	1,494	20	1,514	1,910	23	1,933
Casino and gaming	2,849	2,225	5,074	5,733	2,534	8,267
Lottery	95	–	95	655	–	655
Printrex	213	83	296	304	147	451
TSG	2,490	266	2,756	2,739	312	3,051
Total net sales	$8,871	$2,815	$11,686	$12,667	$3,171	$15,838

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	(In thousands)
	United States	International	Total	United States	International	Total
Restaurant Solutions	$3,825	$462	$4,287	$3,609	$327	$3,936
POS automation and banking	4,392	43	4,435	5,765	136	5,901
Casino and gaming	9,765	6,423	16,188	14,084	7,190	21,274
Lottery	924	2	926	1,724	47	1,771
Printrex	740	183	923	833	229	1,062
TSG	6,947	880	7,827	8,180	708	8,888
Total net sales	$26,593	$7,993	$34,586	$34,195	$8,637	$42,832

Contract balances

Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets.  Customer prepayments represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our restaurant solution terminals, prepaid subscription revenue for our BOHA! software, EPICENTRAL™ maintenance contracts and testing service contracts, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of September 30, 2019 or December 31, 2018.  For the first nine months of 2019, we recognized revenue of $489 thousand related to our contract liabilities at December 31, 2018.  Total contract liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)

Customer pre-payments	$69	$50
Deferred revenue, current	517	384
Deferred revenue, non-current	190	265
Total contract liabilities	$776	$699

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.3 million.  The Company expects to recognize revenue on $4.1 million of its remaining performance obligations within the next 12 months, $0.1 million within the next 24 months and the balance of these remaining performance obligations within the next 36 months.

3. Note receivable

The note receivable balance relates to a loan given to a third party and repayment is expected to occur in 12 months or less.  The note receivable has an interest rate of 4.5% and is due in February 2020.  Notes receivable are stated at unpaid balances and interest income is recognized on the accrual method.  As of September 30, 2019, we have no allowances for loan losses, unamortized deferred loan fees or unearned discounts.

4. Inventories, net

The components of inventories, net were:

	September 30, 2019	December 31, 2018
	(In thousands)

Raw materials and purchased component parts	$6,898	$6,593
Work-in-process	6	29
Finished goods	5,796	6,213
	$12,700	$12,835

5. Accrued product warranty liability

We generally provide warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)

Balance, beginning of period	$273	$267
Warranties issued	138	233
Warranty settlements	(190)	(205)
Balance, end of period	$221	$295

As of September 30, 2019, $176 thousand of the accrued product warranty liability was classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $45 thousand was classified as non-current in "Other liabilities".

6. Credit Facility

We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”), which provides for a $20 million revolving credit line. The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were not in compliance with one of our financial covenants of the TD Bank Credit Facility at September 30, 2019.  On November 6, 2019, we obtained a waiver from TD Bank for compliance with this financial covenant, which pertains to operating cash flow to total debt service (the “OCF”) at September 30, 2019 and amended the definition of interest expense to exclude fees paid on unused borrowings under the revolving credit line, which is used to calculate total debt service in the OCF.  Following the waiver, we had borrowings available under the TD Bank Credit Facility of $20 million.

We ended the third quarter of 2019 with $1.2 million in cash and cash equivalents, of which $0.2 million was held by our U.K. subsidiary, and no debt outstanding.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)

Net income	$384	$2,574	$1,316	$4,464

Shares:
Basic: Weighted average common shares outstanding	7,470	7,413	7,464	7,449
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	283	345	194	325
Diluted: Weighted average common and common equivalent shares outstanding	7,753	7,758	7,658	7,774

Net income per common share:
Basic	$0.05	$0.35	$0.18	$0.60
Diluted	$0.05	$0.33	$0.17	$0.57

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended September 30, 2019 and 2018, there were 326 thousand and 147 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.   For the nine months ended September 30, 2019 and 2018, there were 462 thousand and 149 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.

8. Shareholders’ equity

For the three months ended September 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share, totaling $672 thousand, which was paid on September 16, 2019 to common shareholders of record at the close of business on August 20, 2019.  For the three months ended September 30, 2018, dividends declared and paid totaled $665 thousand, or $0.09 per share.  Dividends declared and paid totaled $2.0 million, or $0.27 per share for both the nine months ended September 30, 2019 and 2018.

9. Leases

ASU 2016-02, “Leases”, which was codified in, and is referred to in this Quarterly Report as, ASC 842, became effective for reporting periods beginning after December 15, 2018. The adoption requires a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company has elected to adopt the standard using the effective date, January 1, 2019, as its date of initial application. Consequently, financial information for prior periods will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

Operating lease expense for the three and nine months ending September 30, 2019 was $256 thousand and $764 thousand, respectively, and were included within Cost of sales, Engineering, design and product development expense, Selling and marketing expense, and General and administrative expense.  Operating costs include short-term lease costs which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Nine Months Ended September 30, 2019
Operating cash flows from leases	$(772)

The following summarizes additional information related to our leases as of September 30, 2019:
September 30, 2019
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	3.7%

The maturity of the Company’s operating lease liabilities as of September 30, 2019 are as follows (in thousands):

September 30, 2019
2019	$258
2020	1,039
2021	708
2022	431
2023	265
Thereafter	882
Total undiscounted lease payments	3,583
Less imputed interest	(322)
Total lease liabilities	$3,261

Prior to the adoption of ASC 842, rental commitments on an undiscounted basis were approximately $4.3 million at December 31, 2018 under non-cancelable operating leases and were payable as follows: $1.0 million in 2019; $1.0 million in 2020; $0.7 million in 2021; $0.4 million in 2022, $0.3 million in 2023 and $0.9 million  thereafter.

10. Income taxes

We recorded an income tax benefit for the third quarter of 2019 of $143 thousand at an effective tax rate of -59.3%, compared to an income tax provision during the third quarter of 2018 of $581 thousand at an effective tax rate of 18.4%.  For the nine months ended September 30, 2019, we recorded an income tax benefit of $54 thousand at an effective tax rate of -4.3%, compared to an income tax provision during the nine months ended September 30, 2018 of $1.1 million at an effective tax rate of 19.2%.  The effective tax rate for the both the third quarter of 2019 and nine months ended September 30, 2019 was unusually low and a benefit as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act (the “Tax Reform Act”) as well as near breakeven pre-tax income in the second and third quarters of 2019.  The FDII deduction was not included in the effective tax rate for the third quarter of 2018 or nine months ended September 30, 2018, as the interpretive guidance for the deduction was not yet released.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2015.  However, our federal tax returns for the years 2016 through 2018 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of September 30, 2019, we had $79 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  During the third quarter of 2019, we recognized $25 thousand of previously unrecognized tax benefits as the statute of limitations on the use of our 2015 R&D credits expired during the third quarter of 2019.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of September 30, 2019, we had $15 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets to reduce the future income tax benefits to expected realizable amounts.

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

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (this “Report”), including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this Report and we assume no duty to update them.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

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

Business Highlights

In March 2019, TransAct announced the launch of its BOHA! SaaS-based software and hardware ecosystem, and in May 2019, at the National Restaurant Association show in Chicago TransAct announced the debut of BOHA! Timer, its latest addition to the BOHA!™ ecosystem.  BOHA! is a comprehensive ecosystem of cloud-based SaaS apps and hardware designed to help restaurant and food service companies automate their back-of-house operations. BOHA! represents the first single-vendor solution to allow customers to choose from any combination of applications for Inventory Management, Temperature Monitoring of Food and Equipment, Food Safety Labeling, Food Recalls, Checklists & Procedures, Equipment Service Management, Timers and Delivery Management.
In April 2019, TransAct announced that it secured commitments from 10 distinct restaurant or foodservice operators representing a broad mix of customers to deploy BOHA! solutions in their operations, and that it expects to roll out approximately 240 BOHA! Terminals over the balance of 2019 relating to these commitments.
In June 2019, TransAct announced an agreement with a large, international foodservice brand that includes the deployment of BOHA! hardware and software across an initial 1,000 locations that will roll out by the end of 2019.  Based on additional expansions of this customer’s stores and a successful roll out of BOHA!, the potential for additional deployments of BOHA! hardware and software could include 2,000 to 3,000 more locations over the next two to three years.
In June 2019, TransAct also announced that the Company’s Epic Edge and Epic 950 ticket-in/ticket-out printers are installed in all of the more than 3,150 gaming machines at the new Encore Boston Harbor in Everett, Massachusetts, with more than 60% of the installed printers represented by TransAct’s next-generation Epic Edge.
In July 2019, TransAct announced that it secured a new agreement with a large U.S. foodservice provider for the deployment of BOHA! terminals and one of the BOHA! SaaS-based apps at more than 400 locations by 2021 year end. TransAct expects approximately 175 customer locations will be live with the BOHA! hardware and software solutions by 2019 year end with an additional approximately 250 locations expected to go live over the following two years.

In July 2019, TransAct also announced its first ever agreement to deploy the Company’s BOHA! solution in the Asia-Pacific market as well as the first BOHA! agreement with an operator in the casino and gaming industry. The new agreement, with a leading Macau casino resort, will include 100 BOHA! terminals and one of the BOHA! SaaS based apps.  We completed the sale during the third quarter of 2019.

In September 2019, TransAct announced a new agreement with a regional foodservice operator to deploy the BOHA! Terminal and one of the Company’s BOHA! SaaS-based apps across 45 locations in the U.S.  TransAct expects approximately 30 customer locations to go live with the BOHA! Terminal, the BOHA! Labeling SaaS-based app and TransAct Enterprise Management System (TEMS) over the next 12 months, with an additional 15 locations to follow over time. This new BOHA! customer will also purchase TransAct labels, which are specifically designed to work with the thermal printers featured in the BOHA! Terminal.

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

For a complete description of our accounting policies, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our Annual Report on Form 10-K for the year ended December 31, 2018.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2019.

Results of Operations: Three months ended September 30, 2019 compared to three months ended September 30, 2018

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Restaurant solutions	$1,951	16.7%	$1,481	9.3%	$470	31.7%
POS automation and banking	1,514	13.0%	1,933	12.2%	(419)	(21.7%)
Casino and gaming	5,074	43.4%	8,267	52.2%	(3,193)	(38.6%)
Lottery	95	0.8%	655	4.1%	(560)	(85.5%)
Printrex	296	2.5%	451	2.9%	(155)	(34.4%)
TSG	2,756	23.6%	3,051	19.3%	(295)	(9.7%)
	$11,686	100.0%	$15,838	100.0%	$(4,152)	(26.2%)

International *	$2,815	24.1%	$3,171	20.0%	$(356)	(11.2%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2019 decreased $4.2 million, or 26%, from the same period in 2018.  Printer, terminal and other hardware sales volume decreased 37% to approximately 27,000 units for the third quarter of 2019 driven primarily by a 39% decrease in unit volume from the casino and gaming market and, to a lesser extent, an 88% decrease in the lottery market and 23% decrease in the POS automation and banking market.  These decreases were partially offset by a 21% increase in terminal and hardware volume sales in our restaurant solutions market.  The average selling price of our printers, terminals and other hardware increased 3% during the third quarter of 2019 compared to the third quarter of 2018 due primarily to a lower level of lottery printer sales and POS automation and banking printer sales, which sell at a lower price than our other products.

International sales for the third quarter of 2019 decreased $0.4 million, or 11%, from the same period in 2018 due to a 12% decrease in sales in the international casino and gaming market and a 44% decrease in sales in the international Printrex market.

Restaurant Solutions.  Revenue from the restaurant solutions market includes sales of terminals that combine hardware and software in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  These terminals help food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores and hospitality establishments) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-the-house operations.  Hardware revenue includes sales of these terminals as well as other associated hardware including handheld devices, tablets, temperature probes and temperature sensors.  In addition to sales of hardware, revenue includes sales of cloud-based software applications, labels and other recurring revenue items such extended warranty and service contracts, and technical support services.  In 2019, we launched our BOHA! solution, which combines our latest generation terminal, cloud-based software applications and hardware into a unique solution to automate the back-of-house operations in restaurants and food service operations.  Note that we have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services, previously included in TSG to Restaurant Solutions for all periods presented in this Report.  Sales of our worldwide restaurant solutions products for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$1,730	88.7%	$1,326	89.5%	$404	30.5%
International	221	11.3%	155	10.5%	66	42.6%
	$1,951	100.0%	$1,481	100.0%	$470	31.7%

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Hardware	$1,338	68.6%	$1,314	88.7%	$24	1.8%
Software, labels and other recurring revenue	613	31.4%	167	11.3%	446	267.1%
	$1,951	100.0%	$1,481	100.0%	$470	31.7%

The increase in restaurant solutions sales in the third quarter of 2019 compared to the third quarter of 2018 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 267%, including an over 250% increase in label sales and a ten-fold increase in software sales (though off of a low base in the third quarter of 2018) in the third quarter of 2019 compared to the third quarter of 2018.  Hardware sales increased by 2% in the third quarter of 2019 compared to the third quarter of 2018.  On a unit basis, however, Hardware sales increased by 21%, as we shipped our first BOHA! solution sale to a casino operator located in the Asia-Pacific market. We consciously decided to lower the average selling price on our BOHA! terminals to encourage customers to adopt our total BOHA! solution, which includes hardware as well as recurring software subscription revenue, service and label sales.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or to print on linerless labels.  In addition, revenue includes sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  As of December 31, 2018, we exited the banking market, but will continue to fulfill orders from legacy customers until our inventory is exhausted.  Sales of our worldwide POS automation and banking products for the three months ended September 30, 2019 and  2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$1,494	98.7%	$1,910	98.8%	$(416)	(21.8%)
International	20	1.3%	23	1.2%	(3)	(13.0%)
	$1,514	100.0%	$1,933	100.0%	$(419)	(21.7%)

The decrease in both domestic and international POS automation and banking product revenue for the third quarter of 2019 compared to the third quarter of 2018 was primarily driven by a 26% decrease in sales of our Ithaca® 9000 printer, largely to McDonald’s.  We expect sales of our Ithaca® 9000 printer to McDonald’s to be lower for the full year 2019 compared to the full year 2018.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$2,849	56.1%	$5,733	69.3%	$(2,884)	(50.3%)
International	2,225	43.9%	2,534	30.7%	(309)	(12.2%)
	$5,074	100.0%	$8,267	100.0%	$(3,193)	(38.6%)

The decrease in domestic sales of our casino and gaming products was due to a 50% decline in domestic sales of our thermal casino printers in the third quarter of 2019 compared to the third quarter of 2018, driven primarily by a large order of replacement printers from a domestic casino operator during the third quarter of 2018 that did not reoccur in the third quarter of 2019, as well as decreased sales to our OEMs.  Additionally, we experienced a decrease in domestic sales of an off-premise gaming printer to an OEM, which we do not expect to reoccur in 2019.  These decreases were partially offset by slightly higher revenue from recurring EPICENTRALTM annual software maintenance fees during the third quarter of 2019 compared to the third quarter of 2018.  We did not complete any new installations of our EPICENTRAL™ software systems in the third quarter of 2019 or 2018.  Sales of EPICENTRAL™ are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales of our casino and gaming products in the third quarter of 2019 compared to the third quarter of 2018 was due to a 20% decrease in sales of our thermal casino printers due primarily to lower sales to a large OEM in Europe.  The decrease was partially offset by 37% higher international sales of our off-premise gaming printers during the third quarter of 2019 compared to the third quarter of 2018, primarily to an OEM in Europe for sports betting, as well as stronger sales in Australia.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”) and, to a lesser extent, other lottery system companies for various lottery applications. Sales of our worldwide lottery printers for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$95	100.0%	$655	100.0%	$(560)	(85.5%)
International	–	0.0%	–	0.0%	–	0.0%
	$95	100.0%	$655	100.0%	$(560)	(85.5%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  We expect lottery printer sales to be significantly lower for the full year 2019 compared to the full year 2018, as we have shifted our focus away from the lottery market to our higher value, technology-enabled restaurant solutions and casino and gaming products and we expect IGT to order printers only on an as-needed basis during the full year 2019 and beyond.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Prior to 2019, revenue in this market also included sales of vehicle mounted printers used to print schematics and certain other critical information in emergency services vehicles and other mobile printing applications. We exited this market at the end of 2018 and do not expect any future sales.  Sales of our worldwide Printrex printers for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$213	72.0%	$304	67.4%	$(91)	(29.9%)
International	83	28.0%	147	32.6%	(64)	(43.5%)
	$296	100.0%	$451	100.0%	$(155)	(34.4%)

The decrease in sales of Printrex printers for the third quarter of 2019 compared to the third quarter of 2018 resulted from a 43% decrease in domestic and international sales in the oil and gas market, as sales for the third quarter of 2018 were unusually high.  This decrease was partially offset by higher sales from the international medical and mobile market which we exited at the end of 2018 but will continue to fulfill orders from legacy customers until our inventory is exhausted.  We expect sales for the remainder of 2019 to be relatively consistent with the first nine months of 2019, as we have shifted our focus away from the Printrex market to our higher value, technology-enabled restaurant solutions and casino and gaming products.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, color thermal paper, and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Note that TSG sales exclude the sales of labels, extended warranty and service contracts, and technical support services related to our Restaurant Solutions market.  These sales, which we previously included in TSG, have been reclassified to Restaurant Solutions for all periods presented in this Report.  Sales in our worldwide TSG market for the three months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$2,490	90.3%	$2,739	89.8%	$(249)	(9.1%)
International	266	9.7%	312	10.2%	(46)	(14.7%)
	$2,756	100.0%	$3,051	100.0%	$(295)	(9.7%)

The decrease in domestic revenue from TSG for the third quarter of 2019 as compared to the prior year period was due primarily to lower sales of replacement parts including lower sales of lottery printer spare parts to IGT.  This decrease was partially offset by increased service revenue of 48% resulting largely from increased repairs of POS printers for McDonald’s.  Based on our backlog of orders and contractual commitments for replacement parts, primarily from IGT, for our installed base of lottery printers as well as declining sales of consumables for our legacy products, we expect total TSG sales to decrease for the full year 2019 compared to 2018.

Internationally, TSG revenue decreased in the third quarter of 2019 compared to the third quarter of 2018 due primarily to a decline of international consumable product sales of 77% and, to a lesser extent, a 6% decline in international sales of replacement parts and accessories.

Gross Profit.  Gross profit information for the three months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$5,546	$8,004	(30.7%)	47.5%	50.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and support of our EPICENTRALTM print system and BOHA! software solutions. For the third quarter of 2019, gross profit decreased $2.5 million, or 31%, due primarily to a 26% decline in sales during the third quarter of 2019 compared to the third quarter of 2018.  Gross margin decreased 300 basis points in the third quarter of 2019 compared to the record high margin of 50.5% in the third quarter of 2018 on lower sales of casino printers and lottery spare parts which carry higher margins than our other products.  Although both sales and gross margin decreased during the third quarter of 2019 compared to the third quarter of 2018, we expect full year gross margin for 2019 to be consistent with the full year 2018, as our sales mix shifts towards higher-value, technology-driven solutions, as well as lower sales of POS printers and lottery printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the three months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,048	$1,106	(5.2%)	9.0%	7.0%

Engineering, design and product development expenses primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Such expenses decreased $58 thousand, or 5% in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower expenses related to product development for the restaurant solutions and casino and gaming markets.  We expect engineering, design and product development expenses for the full year 2019 to be slightly lower compared to the full year 2018 due to lower product development costs.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,947	$1,798	8.3%	16.7%	11.4%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, e-commerce and other promotional marketing expenses.  Such expenses increased $149 thousand, or 8%, for the third quarter of 2019 compared to the third quarter of 2018.  During the third quarter of 2019, we incurred higher compensation expenses related to the hiring of additional outside and technical sales and marketing staff as well as higher promotional marketing expenses to support the expected growth in our restaurant solutions market.  We expect selling and marketing expense to increase significantly in the full year 2019 compared to the full year 2018 due to the full-year impact of hiring additional sales staff during 2018 and 2019, as well as investments to support our new suite of BOHA! software and hardware solutions.

Operating Expenses - General and Administrative. General and administrative expense information for the three months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$2,239	$1,888	18.6%	19.2%	11.9%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $351 thousand, or 19%, for the third quarter of 2019 compared to the third quarter of 2018 due primarily to higher professional and legal expenses and higher recruiting expenses for the new sales and marketing staff to support the restaurant solutions market.  We expect general and administrative expense to be higher in the full year 2019 compared to the full year 2018 due to additional investment to support restaurant solutions.

Operating Income. Operating income information for the three months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$312	$3,212	(90.3%)	2.7%	20.3%

Our operating income decreased $2.9 million, or 90%, in the third quarter of 2019 compared to the third quarter of 2018, and our operating margin decreased to 2.7% of net sales due to a decline in sales of 26% and a 300 basis point decline in gross margin during the third quarter of 2019 compared to the prior year period.  Additionally, operating expenses increased 9% during the third quarter of 2019 compared to the third quarter of 2018.

Interest. We recorded no net interest income or expense in the third quarter of 2019 compared to $7 thousand of net interest expense in the third quarter of 2018.  We expect that net interest expense will be slightly lower in the full year 2019 compared to the full year 2018, as interest income earned on the note receivable will largely offset interest expense incurred on unused borrowings under our revolving credit line.

Other, net. We recorded other expense of $71 thousand in the third quarter of 2019 compared to $50 thousand in the third quarter of 2018 due to higher foreign exchange losses recorded by our U.K. entity in the third quarter of 2019. Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to Europe through our U.K. subsidiary and the change in exchange rates of the Euro and Pound Sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit for the third quarter of 2019 of $143 thousand at an effective tax rate of -59.3%, compared to an income tax provision during the third quarter of 2018 of $581 thousand at an effective tax rate of 18.4%.  The effective tax rate for the third quarter of 2019 was unusually low and a benefit as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act as well as near breakeven pre-tax income in the second and third quarters of 2019.  The FDII deduction was not included in the effective tax rate for the third quarter of 2018 as the interpretive guidance for the deduction was not yet released.  We expect our effective tax rate to be a benefit for the full year 2019 due to the impact of the FDII deduction and R&D tax credits on our taxable income.

Net Income. We reported net income for the third quarter of 2019 of $384 thousand, or $0.05 per diluted share, compared to $2.6 million, or $0.33 per diluted share, for the third quarter of 2018.

Results of Operations:  Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market  for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Restaurant solutions	$4,287	12.4%	$3,936	9.2%	$351	8.9%
POS automation and banking	4,435	12.8%	5,901	13.8%	(1,466)	(24.8%)
Casino and gaming	16,188	46.8%	21,274	49.7%	(5,086)	(23.9%)
Lottery	926	2.7%	1,771	4.1%	(845)	(47.7%)
Printrex	923	2.7%	1,062	2.5%	(139)	(13.1%)
TSG	7,827	22.6%	8,888	20.7%	(1,061)	(11.9%)
	$34,586	100.0%	$42,832	100.0%	$(8,246)	(19.3%)

International *	$7,993	23.1%	$8,637	20.2%	$(644)	(7.5%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2019 decreased $8.2 million, or 19%, from the same period in 2018. Printer, terminal and other hardware sales volume decreased by 26% to approximately 83,000 units in the first nine months of 2019 driven by decreases across all our markets.  These volume decreases were primarily due to a 24% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 26% and 54% unit decrease in our POS automation and banking market and lottery market, respectively.  The average selling price of our printers, terminals and other hardware increased 2% during the first nine months of 2019 compared to the first nine months of 2018.

International sales decreased $0.6 million, or 8%, primarily driven by an 11% decrease of international casino and gaming sales.  This decrease was partially offset by a 24% increase from our international TSG market and a 41% increase from our international restaurant solutions market during the first nine months of 2019 compared to the first nine months of 2018.

Restaurant solutions. Sales of our worldwide restaurant solutions products for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages).  Note that we have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services previously included in TSG to Restaurant Solutions for all periods presented in this Report.

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$3,825	89.2%	$3,609	91.7%	$216	6.0%
International	462	10.8%	327	8.3%	135	41.3%
	$4,287	100.0%	$3,936	100.0%	$351	8.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Hardware	$3,040	71.0%	$3,617	91.9%	$(577)	(16.0%)
Software, labels and other recurring revenue	1,247	29.0%	319	8.1%	928	290.9%
	$4,287	100.0%	$3,936	100.0%	$351	8.9%

The increase in restaurant solutions terminal sales in the first nine months of 2019 compared to the first nine months of 2018 was driven by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 291%, including a 241% increase in label sales and a twenty-fold increase in software sales (though off a low base in the first nine months of 2018).   Hardware sales declined by 16% on lower sales of our AccuDate 9700 terminal to our former U.S. distributor and lower sales of our BOHA! terminal to three large corporate customers, in support of large-scale, multi-quarter rollouts of the terminal in the first nine months of last year that did not reoccur in 2019.  This decrease was partially offset by increased sales of our BOHA! terminal to a convenience store supplier and increased sales of our AccuDate Pro terminal.

International restaurant solutions sales increased during the first nine months of 2019 compared to the first nine months of 2018 due to increased sales of the AccuDate 9700 terminal through a European distributor and sales of our BOHA! solutions to a casino operator in Asia.

POS automation and banking. Sales of our worldwide POS automation and banking products for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$4,392	99.0%	$5,765	97.7%	$(1,373)	(23.8%)
International	43	1.0%	136	2.3%	(93)	(68.4%)
	$4,435	100.0%	$5,901	100.0%	$(1,466)	(24.8%)

The decrease in domestic POS automation and banking sales in the first nine months of 2019 compared to the first nine months of 2018 was primarily driven by a 25% decrease in domestic sales of our Ithaca® 9000 printer, as sales to McDonald’s decreased during the first nine months of 2019 compared to the same period in 2018.

International POS automation and banking sales decreased due to lower sales of our Ithaca® 9000 printer to our Canadian distributor for McDonald’s during the first nine months of 2019 compared to the first nine months of 2018.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$9,765	60.3%	$14,084	66.2%	$(4,319)	(30.7%)
International	6,423	39.7%	7,190	33.8%	(767)	(10.7%)
	$16,188	100.0%	$21,274	100.0%	$(5,086)	(23.9%)

The decrease in domestic sales of our casino and gaming products for the first nine months of 2019 compared to the first nine months of 2018 was due primarily to a 24% decrease in domestic sales of our thermal casino printer, driven primarily by a large order from a domestic casino operator for replacement printers during 2018 that did not reoccur in 2019, as well as lower sales to our domestic OEMs.  Additionally, domestic sales of our off-premise gaming printers decreased 95% during the first nine months of 2019 compared to the first nine months of 2018 due to sales to an OEM in the 2018 period that we do not expect to reoccur in 2019.  Domestic EPICENTRAL™ software sales decreased 38%, as we had no new installations during the first nine months of 2019 compared to one new installation during the same period for 2018.

The decrease in international sales in the first nine months of 2019 compared to the first nine months of 2018 was due to a 9% decline in international sales of our thermal casino printer due to lower European sales and a 19% decline in international sales of our off-premise gaming printers to Europe, Australia and Asia.  Sales of our off-premise gaming printers are largely project-oriented and therefore may fluctuate significantly from quarter-to-quarter and year-to-year.

Lottery. Sales of our worldwide lottery printers for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$924	99.8%	$1,724	97.3%	$(800)	(46.4%)
International	2	0.2%	47	2.7%	(45)	(95.7%)
	$926	100.0%	$1,771	100.0%	$(845)	(47.7%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.

Printrex. Sales of our worldwide Printrex printers for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$740	80.2%	$833	78.4%	$(93)	(11.2%)
International	183	19.8%	229	21.6%	(46)	(20.1%)
	$923	100.0%	$1,062	100.0%	$(139)	(13.1%)

The decrease in sales of Printrex printers during the first nine months of 2019 compared to the first nine months of 2018 resulted from a 16% decrease in domestic and international sales in the oil and gas market.  This decrease was partially offset by higher sales from the international medical and mobile market during the first nine months of 2019 compared to the first nine months of 2018.

TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2019 and 2018 were as follows (in thousands, except percentages).  Note that we have reclassified sales of labels, extended warranty and service contracts, and technical support services related to our Restaurant Solutions market, which were previously included in TSG, to Restaurant Solutions for all periods presented in this Report.

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change	% Change
Domestic	$6,947	88.8%	$8,180	92.0%	$(1,233)	(15.1%)
International	880	11.2%	708	8.0%	172	24.3%
	$7,827	100.0%	$8,888	100.0%	$(1,061)	(11.9%)

The decrease in domestic revenue from TSG for the first nine months of 2019 as compared to the first nine months of 2018 was due primarily to 37% lower sales of replacement parts due to lower sales of lottery printer spare parts to IGT.  This decrease was partially offset by increased service revenue of 31% during the first nine months of 2019 compared to the first nine months of 2018.

Internationally, TSG revenue increased during the first nine months of 2019 compared to the first nine months of 2018 primarily due to a 38% increase in sales of replacement parts and accessories to international casino and gaming customers.  This increase was partially offset by a 41% decrease of international consumable sales during the first nine months of 2019 compared to the first nine months of 2018.

Gross Profit.  Gross profit information for the nine months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$17,336	$20,857	(16.9%)	50.1%	48.7%

Gross profit decreased $3.5 million, or 17%, in the first nine months of 2019 compared to the first nine months of 2018 due largely to a 19% decline in sales during the first nine months of 2019 compared to the same period in the prior year, partially offset by a 140 basis point increase in gross margin during the first nine months of 2019 compared to the first nine months of 2018.  The increased gross margin reflects lower manufacturing overhead spending and a favorable shift in sales mix towards higher-value, technology-driven solutions, as well as lower sales of POS printers and lottery printers, which carry lower margins than our other products.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense information for the nine months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$3,328	$3,510	(5.2%)	9.6%	8.2%

Engineering, design and product development expenses decreased $182 thousand, or 5%, in the first nine months of 2019 compared to the first nine months of 2018 primarily due to lower expenses related to product development for the restaurant solutions and casino and gaming markets.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the nine months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$5,890	$5,450	8.1%	17.0%	12.7%

Selling and marketing expenses increased $440 thousand, or 8%, during the first nine months of 2019 compared to the first nine months of 2018 due primarily to higher compensation expenses related to the hiring of additional outside sales, technical sales and marketing staff and higher promotional marketing expenses for our restaurant solutions market.

Operating Expenses - General and Administrative. General and administrative expense information for the nine months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$6,720	$6,211	8.2%	19.4%	14.5%

General and administrative expenses increased $509 thousand, or 8%, in the first nine months of 2019 compared to the first nine months of 2018 due primarily to higher professional and legal expenses.  These increases were partially offset by lower recruiting and employee termination expenses incurred during the first nine months of 2019 compared to the first nine months of 2018.

Operating Income. Operating income information for the nine months ended September 30, 2019 and 2018 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2019	2018	Change	Total Sales - 2019	Total Sales - 2018
$1,398	$5,686	(75.4%)	4.0%	13.3%

Our operating income decreased $4.3 million, or 75%, during the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in sales of 19% and a 5% increase in operating expenses, partially offset by a 140 basis point increase of gross margin during the first nine months of 2019 compared to the first nine months of 2018.

Interest. We recorded net interest expense of $13 thousand in the first nine months of 2019 compared to $21 thousand in the first nine months of 2018 due to interest income earned on the note receivable during the third quarter of 2019 partially offsetting interest expense.

Other, net. We recorded other expense of $123 thousand in the first nine months of 2019 compared to $137 thousand in the first nine months of 2018 due to lower foreign exchange losses recorded by our U.K. entity in the first nine months of 2019 compared to the first nine months of 2018.

Income Taxes. We recorded an income tax benefit for the first nine months of 2019 of $54 thousand at an effective tax rate of -4.3%, compared to an income tax provision during the first nine months of 2019 of $1.1 million at an effective tax rate of 19.2%.  The effective tax rate for the nine months ended 2019 was unusually low and a benefit due to the inclusion of the FDII deduction and the impact of lower pre-tax income.  The FDII deduction was not included in the effective tax rate for the first nine months of 2018 as the interpretive guidance for the deduction was not yet released.

Net Income. We reported net income during the first nine months of 2019 of $1.3 million, or $0.17 per diluted share, compared to $4.5 million, or $0.57 per diluted share, for the first nine months of 2018.

Liquidity and Capital Resources

Cash Flow
For the first nine months of 2019, our cash and cash equivalents balance decreased $3.5 million, or 74%, from December 31, 2018. We ended the third quarter of 2019 with $1.2 million in cash and cash equivalents, of which $0.2 million was held by our U.K. subsidiary, and no debt outstanding.

Operating activities: The following significant factors affected our cash provided by operating activities of $0.8 million for the first nine months of 2019 as compared to $3.5 million for the first nine months of 2018:

During the first nine months of 2019:
●	We reported net income of $1.3 million.
●	We recorded depreciation and amortization of $0.7 million, and share-based compensation expense of $0.6 million.
●	Accounts receivable increased $0.4 million, or 5%, due to sales for the third quarter 2019 occurring late in the quarter.
●	Inventories decreased by less than 1% due to the utilization of inventory on hand to fulfill sales.
●	Other current and long term assets increased $0.6 million, or 81% due primarily to an advanced payment of royalty fees to a technology partner for restaurant solutions.
●	Accounts payable decreased $0.9 million, or 24%, due to the utilization of inventory on hand to fulfill sales requiring a lower level of inventory purchases during the third quarter of 2019.
●	Accrued liabilities and other liabilities decreased $0.1 million, or 3%.

During the first nine months of 2018:
●	We reported net income of $4.5 million.
●	We recorded depreciation and amortization of $0.7 million, and share-based compensation expense of $0.5 million.
●	Accounts receivable increased $0.8 million, or 7%, due to a large volume of sales made late in the third quarter of 2018 that were collected during the fourth quarter of 2018.
●	Inventories increased $4.2 million, or 47%, due to the buildup of inventory on hand to support future anticipated sales in the casino and gaming and restaurant solutions markets.
●	Prepaid income taxes decreased $0.5 million during the first nine months of 2018.
●	Accounts payable increased $2.5 million, or 65%, due to increased inventory purchases made during the third quarter of 2018.
●	Accrued liabilities and other liabilities decreased $0.3 million, or 8%, due primarily to the payment of 2017 annual bonuses in March 2018, partially offset by increased deferred revenue.

Investing activities:  Our capital expenditures, including capitalized software costs, were $1.1 million and $1.2 million for the first nine months of 2019 and 2018, respectively.  Expenditures for the first nine months of 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment.  Expenditures for the first nine months of 2018 were primarily for computer and networking equipment and furniture and fixtures purchases related to investments made in our U.K. facility to support the build-out of our internal sales infrastructure to sell directly to slot machine manufacturers and end user casino and gaming customers.  To a lesser extent, expenditures in the first nine months of 2018 included computer and networking equipment for our U.S. operations and leasehold improvements made at our Las Vegas facility.  Additionally, during the third quarter of 2019, we loaned $1 million to an unrelated party that we expect to be repaid within the next 12 months.

Capital expenditures and capitalized software development costs for the full year 2019 are expected to be approximately $1.3 million, primarily for software development for our new restaurant solutions BOHA! products, new product tooling, new computer software and equipment purchases.

Financing activities:  We used $2.2 million of cash from financing activities during the first nine months of 2019 to pay dividends of $2 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.  During the first nine months of 2018, we used $4 million of cash from financing activities to purchase $2 million of common stock for treasury, to pay dividends of $2 million to common shareholders, and $0.3 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan, partially offset by proceeds from stock option exercises of $0.2 million.

Credit Facility and Borrowings
We maintain a credit facility (the “TD Bank Credit Facility”) with TD Bank N.A. (“TD Bank”), which provides for a $20 million revolving credit line.  On November 21, 2017, we signed an amendment to the TD Bank Credit Facility through November 28, 2022.  Borrowings under the revolving credit line bear a floating rate of interest at the prime rate minus one percent and are secured by a lien on all our assets.  We also pay a fee of 0.125% on unused borrowings under the revolving credit line.  The amendment increased the amount of revolving credit loans we may use to fund future cash dividend payments or treasury share buybacks to $12.5 million from $10 million.

The TD Bank Credit Facility imposes certain quarterly financial covenants on us and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. We were not in compliance with one of our financial covenants of the TD Bank Credit Facility at September 30, 2019.  On November 6, 2019, we obtained a waiver from TD Bank for compliance with this financial covenant, which pertains to operating cash flow to total debt service (the “OCF”) at September 30, 2019, and amended the definition of interest expense to exclude fees paid on unused borrowings under the revolving credit line which is used to calculate total debt service in the OCF.  The following table lists the financial covenants and the performance measurements at September 30, 2019:

Financial Covenant	Requirement/Restriction	Calculation at September 30, 2019
Operating cash flow / Total debt service	Minimum of 1.25 times	(21.1)
Funded Debt / EBITDA	Maximum of 3.0 times	0

At September 30, 2019, we had no outstanding borrowings under the TD Bank Credit facility.  Following the waiver, we had borrowings available under the TD Bank Credit Facility of $20 million.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per share in the third quarter of both 2019 and 2018.  On October 31, 2019, our Board of Directors approved the fourth quarter 2019 dividend in the amount of $0.09 per share payable on or about December 16, 2019 to common shareholders of record at the close of business on November 20, 2019.  We expect to pay approximately $2.7 million in cash dividends to our common shareholders during 2019.  Dividends declared and paid totaled $2 million, or $0.27 per share, for both the nine months ended September 30, 2019 and 2018.

Stock Repurchase Program
On March 1, 2018, our Board of Directors approved a stock repurchase program (the “2018 Stock Repurchase Program”).  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  The 2018 Stock Repurchase Program expires on December 31, 2019, if we do not discontinue the repurchase program prior to such time.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the nine months ended September 30, 2019, we repurchased no shares of our common stock.  During the nine months ended September 30, 2018, we repurchased 156,410 shares of our common stock for approximately $2 million at an average price per share of $12.78.

Resource Sufficiency
We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our TD Bank Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and additions to capitalized software, and dividend payments, and meet our liquidity requirements through at least the next 12 months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes in our contractual obligations since December 31, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2018.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2019.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the time that (i) our Annual Report on Form 10-K for the year ended December 31, 2018 was filed on March 18, 2019, (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 was filed on May 10, 2019, and (iii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 was filed on August 8, 2019, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018, March 31, 2019, and June 30, 2019, respectively.  Subsequently, our management, including our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2018, March 31, 2019, and June 30, 2019, and continue to not be effective as of September 30, 2019 due to material weaknesses in our internal control over financial reporting as described below.

Notwithstanding these material weaknesses, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, as previously filed with the SEC, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented, and that they can still be relied upon.

We will be amending our Annual Report on Form 10-K for the year ended December 31, 2018 to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018.

Material Weaknesses in Internal Control Over Financial Reporting

We identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting  as of September 30, 2019. We also determined that these material weaknesses existed as of December 31, 2018, March 31, 2019, and June 30, 2019.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

●
We did not design and maintain effective controls over user access within the Company’s ERP system, Oracle, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls are not designed to ensure users maintain proper segregation of duties and therefore could have inappropriate access rights (the “Access Control Weakness”).

●	We did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).
The control deficiencies constituted material weaknesses, but did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2018 (or any of the condensed consolidated financial statements for the quarters included therein), or to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2019, June 30, 2019, and September 30, 2019. However, if these material weaknesses are not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.
Remediation Efforts to Address Material Weaknesses

We have commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which includes taking the following steps to remediate the identified control deficiencies and material weaknesses:
●
To address the Access Control Weakness, we are utilizing the services of an Oracle consulting firm and an accounting firm unrelated to PwC, to assist us in analyzing and reviewing Oracle access for all users.  Upon completion of this analysis, we plan to modify the designated Oracle responsibilities for each employee for which a conflict has been identified to remove any Oracle transactional responsibilities that we believe are conflicting and reassign those responsibilities to a different employee to ensure proper segregation of duties. In addition, we plan to enhance and implement provisioning and user certification controls to ensure we maintain the appropriate segregation of duties within Oracle following the analysis.

●
To address the Spreadsheet Control Weakness, for each key spreadsheet using Oracle data, we plan to evaluate and determine (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all other key spreadsheets, we plan to design and implement a new key control to validate completeness and accuracy of information supporting our accounting records.

We believe these steps will address the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2019, we are unaware of any legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except as amended and supplemented by the additional risk factors below. The risks described in our Annual Report on Form 10-K, and the additional risk factors below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The United Kingdom’s anticipated withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, including our U.K. subsidiary.

In 2016, the United Kingdom (“U.K.”) voted to depart from the European Union (“E.U.”), commonly known as “Brexit” and subsequently notified the European Council of its intention to leave the E.U.  The U.K. is currently negotiating the terms of Brexit, the negotiation period of which has now been extended up to January 31, 2020, unless further extension is agreed to by the parties.  We have taken certain actions in response to Brexit and in anticipation of E.U. legal requirements and the U.K.’s separation from the E.U.  The potential impact from Brexit on us and on our results of operations is unclear.  The actual effects of Brexit, which may be negative for our business, will depend upon many factors, including, but not limited to, the final results of the Brexit negotiations and whether the U.K. departs the E.U. with or without a withdrawal agreement.  As of September 30, 2019, we do not, however, expect Brexit to have a material adverse impact on our consolidated results of operations as only 10% of our total revenues for both the three and nine months ended September 30, 2019 are attributable to our U.K. operations.  However, we cannot predict the direction or outcome Brexit-related matters and negotiations may take, or the impact that Brexit may have on our European operations, including our U.K. subsidiary.

Material weaknesses in our internal control over financial reporting have been identified, and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely affected.
Material weaknesses in our internal control over financial reporting existed as of September 30, 2019 regarding our internal controls over user access to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls are not designed to ensure users maintain proper segregation of duties and therefore could have inappropriate access rights.  Additionally, we identified a material weakness in controls over key spreadsheets supporting our accounting records.  Specifically, we did not design adequate controls to address the completeness and accuracy of information included in key spreadsheets.  As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
Unless and until these material weaknesses have been remediated or should new material weaknesses arise or be discovered in the future, a material misstatement could occur and go undetected in our interim or annual consolidated financial statements. As a result, we may experience delays in fulfilling our reporting obligations or complying with the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, among other federal regulations, which could result in investigations and sanctions by regulatory authorities, including, but not limited to, the Securities and Exchange Commission (the “SEC”), and may result in defaults or accelerations under our credit facility in the event that we are unable to timely file reports with the SEC, to the extent that in such an event, we are unable to obtain waivers from our lender. Any of these results could adversely affect our business and the value of our common stock.
Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2018, our Board of Directors approved the 2018 Stock Repurchase Program.  Under the 2018 Stock Repurchase Program, we are authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market through December 31, 2019 at prevailing market prices based on market conditions, share price and other factors.  During the nine months ended September 30, 2019, we purchased no shares of our common stock.  As of September 30, 2019, $3 million remains authorized for future repurchase under the 2018 Stock Repurchase Program.  The following table summarizes the repurchase of our common stock in the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Stock Repurchase Program
July 1, 2019 - July 31, 2019	–	$–	–	$3,000,000
August 1, 2019 - August 31, 2019	–	–	–	$3,000,000
September 1, 2019 - September 30, 2019	–	–	–	$3,000,000
Total	–	$–	–

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.             EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 18, 2019	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: November 18, 2019	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)