Form 10-K/A
period 2018-12-31
TRANSACT TECHNOLOGIES INC
filed 2019-11-21
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number: 0-21121

(Exact name of registrant as specified in its charter)
Delaware	06-1456680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, CT	06518
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 203-859-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Exchange on which Registered Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   □   No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   □   No   ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ⌧   No   □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ⌧   No   □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission  within 120 days after the year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
On November 5, 2019, TransAct Technologies Incorporated (the “Company”) announced that the Company had identified control deficiencies that management determined to represent material weaknesses in the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2018 (the “Reporting Date”).  As a result, management reconsidered its original conclusion regarding the effectiveness of its ICFR as of the Reporting Date and determined that the Company did not, as of such date, design and maintain effective internal controls over user access to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel, and the completeness and accuracy of information included in key spreadsheets.  This reassessment and conclusion was reached following an inspection relating to the audit by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, of the Company’s December 31, 2018 consolidated financial statements and ICFR as of that date, as reported in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “2018 Form 10-K”), and a related PwC internal review.
The Company also disclosed that Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of the 2018 Form 10-K, and PwC’s opinion relating to the effectiveness of the Company’s ICFR as of December 31, 2018 included in the 2018 Form 10-K, should no longer be relied upon.
To address the material weaknesses in ICFR described above, the Company is developing a remediation plan and is currently implementing certain changes with respect to identified control deficiencies.
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the 2018 Form 10-K.  The purpose of this Amendment No.1 is to: (i) add an additional risk factor regarding the Company’s ICFR in Part I, Item 1A “Risk Factors”, (ii) amend Part II, Item 8 “Financial Statements and Supplementary Data” solely to reissue the Report of Independent Registered Public Accounting Firm as it pertains to PwC’s opinion on the effectiveness of the Company’s ICFR as of the Reporting Date, which is contained on page F-2 annexed to the 2018 Form 10-K, and (iii) restate Part II, Item 9A “Controls and Procedures” of the 2018 Form 10-K to reflect management’s conclusion that the Company’s ICFR and disclosure controls and procedures were not effective as of the Reporting Date due to the material weaknesses described above, and to describe the Company’s remediation plan for addressing such material weaknesses.  Additionally, this Amendment No. 1 includes new certifications by management, a new consent from PwC and related amendments to the Index to Exhibits and Exhibit List contained in Part IV, Item 15 of the 2018 Form 10-K.
As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included the entire text of the Part II, Item 8 and Part II, Item 9A of the 2018 Form 10-K in this Amendment No. 1.  However, there have been no changes to the text of such Items other than the changes stated in the immediately preceding paragraph.  Furthermore, this Amendment No. 1 does not change the financial statements in the 2018 Form 10-K, and there have been no changes to the XBRL data filed in Exhibit 101 of the 2018 Form 10-K.  Other than as described above, this Amendment No. 1 speaks only as of the date of the 2018 Form 10-K and does not amend, supplement or update any information contained in the 2018 Form 10-K to give effect to any subsequent events (including with respect to the cover page of the 2018 Form 10-K, which has been updated to present this filing as Amendment No. 1 and reflect the documents incorporated by reference into the 2018 Form 10-K as filed).  Accordingly, this Amendment No. 1 should be read in conjunction with the 2018 Form 10-K and the Company’s reports filed with the SEC subsequent to the 2018 Form 10-K, as such reports may be amended.

Forward-Looking Statements
Certain statements in this report include forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, or “continue”, or the negative thereof, or other similar words.  These forward-looking statements involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause the Company’s results to differ materially from those expressed or implied by such forward-looking statements.  More information about these and other risks that may impact the Company’s business are set forth in the 2018 Form 10-K, as amended by this Amendment No. 1, and the Company’s other periodic and current reports filed with the SEC.  All forward-looking statements in this report are based on information available as of the date hereof, and the Company assumes no obligation to update these forward-looking statements.

TRANSACT TECHNOLOGIES INCORPORATED

INDEX

	PART I.
Item 1A.	Risk Factors	5

	PART II.
Item 8.	Financial Statements and Supplementary Data	15
Item 9A.	Controls and Procedures	15

	PART IV.
Item 15.	Exhibits	17

SIGNATURES

Signatures		20

CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements		F-1

PART I
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
Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section:
●	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;
●	the geographic distribution of our sales;
●	market acceptance of our products, both domestically and internationally;
●	development of new competitive products by others;
●	our responses to price competition;
●	our level of research and development activities;
●	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;
●	changes in the amount we spend to promote our products and services;
●	changes in the cost of satisfying our warranty obligations and servicing our installed base of products;
●	availability of third-party components at reasonable prices;
●	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments, that affect customer demand;
●	fluctuations of world-wide oil and gas prices;
●	severe weather events (such as hurricanes) that can disrupt or interrupt the operation of our customers’ or suppliers’ facilities; and
●	changes in accounting rules.

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
Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of Brexit and recent developments in U.S.-China trade relations, could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers and customers could become insolvent, which could result in production delays, and our customers may not be able to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

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
regulatory changes and economic conditions leading up to and following, Brexit, including uncertainties as to its effect on tradelaws, tariffs, instability and volatility in the global financial and currency markets, conflicting or redundant regulatory regimes inEurope and political stability.

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
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate. If our systems fail or are breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents would require notification to affected individuals and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted.
Material weaknesses in our internal control over financial reporting have been identified, and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely affected.
Material weaknesses in our internal control over financial reporting existed as of December 31, 2018 regarding our internal controls over user access to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls are not designed to ensure users maintain proper segregation of duties and therefore could have inappropriate access rights.  Additionally, we identified a material weakness in controls over key spreadsheets supporting our accounting records.  Specifically, we did not design adequate controls to address the completeness and accuracy of information included in key spreadsheets.  As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.
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

PART II
Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this Form 10-K/A as pages F-3 through F-19  The Report of Independent Registered Public Accounting Firm is annexed to this Form 10-K/A as page F-2.  An index to such materials appears on page F-1.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “2018 Form 10-K”), our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms as promulgated by the SEC, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting as described below.
Notwithstanding these material weaknesses, our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in the 2018 Form 10-K (and also included herein), fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles, and that they can still be relied upon.
Management’s Annual Report on Internal Control Over Financial Reporting (Restated)
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
Our management assessed our internal control over financial reporting as of December 31, 2018. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”).  In Management’s Annual Report on Internal Control Over Financial Reporting included in the 2018 Form 10-K, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2018.  Subsequent to that conclusion, management conducted a reassessment and subsequently concluded that the material weaknesses described below existed as of December 31, 2018, and that we did not maintain effective internal control over financial reporting as of December 31, 2018.

We identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2018.   A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
•
We did not design and maintain effective controls over user access within the Company’s ERP system, Oracle, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls are not designed to ensure users maintain proper segregation of duties and therefore could have inappropriate access rights. (the “Access Control Weakness”).

•	We did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).
The control deficiencies constituted material weaknesses, but did not result in a material misstatement of our annual or interim consolidated financial statements. However, if these material weaknesses are not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 hereof.
Remediation Plan
We have commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which includes taking the following steps to remediate the identified control deficiencies and material weaknesses:
•
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

•
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Index to Exhibits
3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (“TransAct” or the “Company”), filed with the Secretary of State of Delaware on June 17, 1996.	(2)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on June 4, 1997.	(3)
3.1(c)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997.	(6)
3.1(d)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000.	(8)
3.2	Amended and Restated By-laws of the Company.	(7)
4	Specimen Common Stock Certificate.	(2)
10.1(x)	2005 Equity Incentive Plan.	(11)
10.2(x)	2014 Equity Incentive Plan.	(4)
10.3(x)	Amendment to 2014 Equity Incentive Plan approved by Shareholders on May 22, 2017	(26)
10.4(x)	2014 Equity Incentive Plan Time-based Restricted Unit Agreement	(23)
10.5(x)	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement	(24)
10.6(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman.	(2)
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004.	(10)
10.8(x)	Severance Agreement by and between TransAct and Tracey S. Chernay, dated July 29, 2005.	(14)
10.9(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman.	(15)
10.10(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008.	(15)
10.11(x)	Amendment to Severance Agreement by and between TransAct and Tracey S. Chernay, effective January 1, 2008.	(15)
10.12	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992.	(2)
10.13	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996.	(5)
10.14	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001.	(9)
10.15	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct.	(18)
10.16	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016.	(22)
10.17	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004.	(10)
10.18	First Amendment to Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated August 31, 2009.	(16)
10.19	Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015.	(21)
10.20	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006.	(12)
10.21	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017	(25)
10.22	OEM Purchase Agreement by and between IGT (f/k/a GTECH Corporation) and TransAct, dated May 29, 2015. (Pursuant to Rule 24-b-2 under the Exchange Act, the Company has requested confidential treatment of portions of this exhibit deleted from the filed copy).	(21)
10.23	Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. dated November 28, 2006.	(12)
10.24	First Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Banknorth, N.A. effective September 30, 2007.	(13)
10.25	Second Amendment to Amended and Restated Revolving Credit and Security Agreement between TransAct and TD Bank, N.A. effective November 22, 2011.	(17)
10.26	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective September 7, 2012.	(19)
10.27	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 26, 2014.	(20)
10.28	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 21, 2017.	(27)
21.1	Subsidiaries of the Company	(1)
23.1	Consent of PricewaterhouseCoopers LLP.	(28)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	(28)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.	(28)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(28)
101.INS	XBRL Instance Document.	(1)
101.SCH	XBRL Taxonomy Extension Schema Document.	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(1)

(1)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 18, 2019, are incorporated by reference.
(2)	These exhibits, which were previously filed with the Company’s Registration Statement on Form S-1 (No. 333-06895), are incorporated by reference.
(3)	Incorporated by reference to Exhibit 3.1(b) of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014.
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014.
(5)	Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 31, 1998.
(6)	Incorporated by reference to Exhibit C of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 18 , 1999.
(7)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 29, 1999.
(8)	Incorporated by reference to Exhibit 3.1(c) of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 8, 2000.
(9)	Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 29, 2002.
(10)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, are incorporated by reference (No. 000-21121).
(11)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005.
(12)	These exhibits, which were previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, are incorporated by reference (No. 000-21121).
(13)	Incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 14, 2009.
(15)	This exhibit, which was previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference (No. 000-21121).
(16)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010.
(17)	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2012.
(18)	Incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 10, 2012.
(19)	Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 11, 2012.
(20)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on December 1, 2014.
(21)	This exhibit, which was previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is incorporated by reference
(22)	Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 11, 2016.
(23)	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 6, 2016.
(24)	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-211121) filed with the SEC on August 8, 2016.
(25)	Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121).
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 9, 2017.
(27)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 22, 2017.
(28)	Filed herewith.
(x)	Management contract or compensatory plan or arrangement.

EXHIBIT LIST

The following exhibits are filed herewith.

Exhibit
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ Steven A. DeMartino
Name:	Steven A. DeMartino
Title:	President, Chief Financial Officer, Treasurer and Secretary

Date: November 21, 2019

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over (i) user access within the Company’s ERP system, Oracle, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel, and (ii) the completeness and accuracy of information included in key spreadsheets supporting the Company’s accounting records.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the design and maintenance of effective controls over certain aspects of its information technology, including related access and segregation of duties, and controls over key spreadsheets as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Hartford, Connecticut

March 18, 2019, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the second paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is November 21, 2019

We have served as the Company's auditor since 1996.

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

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (“TransAct” or the “Company”), which has its headquarters in Hamden, CT and its primary operating facility in Ithaca, New York, operates in one operating segment: software-driven technology and printing solutions for high growth markets including restaurant solutions, casino and gaming, lottery, POS automation and banking, and oil and gas markets.  Our solutions are designed from the ground up based on market and customer requirements and are sold under the AccuDate™ Ithaca®, Epic, EPICENTRAL™ and Printrex® product brands.  We sell our products to original equipment manufacturers, value-added resellers, select distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products.  We also generate revenue from the after-market side of the business, providing printer and terminal service, supplies and spare parts in addition to revenue from our software solution, the EPICENTRAL™ Print System (“EPICENTRAL™”), that enables casino operators to create promotional coupons and marketing messages and print them in real-time at the slot machine.
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

For a majority of our revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  EPICENTRAL™ is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ software and hardware are integrated to deliver the system's full functionality.  The transaction prices from EPICENTRAL™ software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after completion of the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer and our performance obligation is completed.

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

Changes in accounting policies and financial statement impact of adopting ASC 606
Except for the changes below, we have consistently applied the accounting policies to all periods presented in the consolidated financial statements.  As noted above, we adopted ASC 606 using the modified retrospective approach which allows the Company to record any changes using the cumulative effect.  The adoption of ASC 606 did not require the Company to record an adjustment to retained earnings at January 1, 2018, and did not have an impact on the consolidated income statement during the year ended December 31, 2018, basic or diluted earnings per share, consolidated statement of cash flows, consolidated statement of shareholder’s equity or consolidated balance sheet at December 31, 2018.

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

Costs incurred in researching and developing a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs have been included in cost of sales over the estimated life of the product.  During 2018, we contracted several third parties to develop software for our restaurant solutions products.  Unamortized development costs for such software were $586 thousand as of December 31, 2018.  The total amount charged to cost of sales for capitalized software development costs was $30 thousand, $2 thousand and $29 thousand in 2018, 2017, and 2016, respectively.

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

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2018, 2017, and 2016 was $4.38, $1.95 and $1.70, respectively.  We also issued restricted share units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted share units was $12.91, $7.53, and $7.31 in 2018, 2017 and 2016 respectively.  No restricted share units were issued in 2016.

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

As of December 31, 2018 a valuation allowance of $390 thousand has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Balance, beginning of period	$328	$423	$340
Additions charged to income tax provision	62	67	83
Reductions credited to income tax provision	–	(162)	–
Balance, end of period	$390	$328	$423

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2018	2017	2016

Federal statutory tax rate	21.0%	34.0%	34.0%
State income taxes, net of federal income taxes	1.2	1.3	0.4
Valuation allowance and tax accruals	1.0	1.6	1.6
Miscellaneous permanent items	0.07	(0.5)	(1.2)
U.S. corporate tax rate change	0.0	19.4	0.0
Stock option cancellations	0.0	1.7	0.0
Uncertain tax positions	0.0	(0.1)	(0.1)
Stock award excess tax benefit	(1.5)	(1.4)	0.0
Foreign-derived intangible income deduction	(1.5)	0.0	0.0
R&D credit	(4.9)	(3.3)	(4.6)
Other	0.1	(0.1)	(0.1)
Effective tax rate	16.1%	52.6%	30.0%

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