Form 10-K/A
period 2019-12-31
TRANSACT TECHNOLOGIES INC
filed 2020-03-17
CIK 1017303

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

EXPLANATORY NOTE
TransAct Technologies Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020 (the “2019 Form 10-K”) to correct typographical errors in the Company’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which occurred upon conversion of the 2019 Form 10-K into the appropriate EDGAR-filing format.  Notes receivable, Right-of-use-asset, Lease liability, and Deferred rent on the Consolidated Balance Sheet and Issuance of note receivable on the Consolidated Statements of Cash Flows were filed in billions which should have been presented in millions.  Additionally, this Amendment No. 1 includes new certifications by management and related amendments to the Exhibits Index contained in Part IV, Item 15 of the 2019 Form 10-K.
No other changes, modifications or updates have been made to the 2019 Form 10-K except as noted above.  This Amendment No. 1 to the 2019 Form 10-K speaks as of the original filing date of the 2019 Form 10-K and does not reflect events that may have occurred after the original filing date.

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

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 2, 2019).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2020.
10.1(x)	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005).
10.2(x)	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014).
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

10.28
Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective November 21, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 22, 2017).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2020).
23	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23 of the Company's Annual Report on Form 10-K (SEC File No. 000-21121) filed witht he SEC on March 16, 2020.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*          These exhibits are filed herewith.
(x)	Management contract or compensatory plan or arrangement.

(a)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(b)	Financial Statement Schedules.

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

Date: March 17, 2020

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

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$4,203	$4,691
Accounts receivable, net	6,418	8,025
Note receivable	1,017	–
Inventories, net	12,099	12,835
Prepaid income taxes	180	809
Other current assets	998	677
Total current assets	24,915	27,037

Fixed assets, net	2,244	2,272
Right-of-use asset	2,855	–
Goodwill	2,621	2,621
Deferred tax assets	2,565	2,198
Intangible assets, net	817	797
Other assets	44	31
	11,146	7,919
Total assets	36,061	34,956

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,960	$3,483
Accrued liabilities	3,041	2,765
Lease liability	945	–
Deferred revenue	700	384
Total current liabilities	7,646	6,632

Deferred revenue, net of current portion	219	265
Lease liability, net of current portion	2,104	–
Deferred rent, net of current portion	–	250
Other liabilities	166	242
	2,489	757
Total liabilities	10,135	7,389
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2019 and 2018; 11,515,090 and 11,463,141 shares issued; 7,470,248 and 7,418,299 shares outstanding, at December 31, 2019 and 2018, respectively	115	115
Additional paid-in capital	32,604	32,129
Retained earnings	25,348	27,515
Accumulated other comprehensive loss, net of tax	(31)	(82)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	25,926	27,567
Total liabilities and shareholders’ equity	$36,061	$34,956

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

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$516	$5,426	$3,211
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	692	629	609
Depreciation and amortization	1,371	997	1,081
Deferred income tax (benefit) provision	(294)	(107)	1,117
Provision for doubtful accounts	16	105	50
Foreign currency transaction losses	18	199	11
Changes in operating assets and liabilities:
Accounts receivable	1,589	2,688	(405)
Inventories	796	(4,049)	834
Prepaid income taxes	577	(100)	(518)
Other current and long term assets	(333)	(161)	(137)
Accounts payable	(517)	(332)	(988)
Accrued liabilities and other liabilities	415	(186)	1,053
Net cash provided by operating activities	4,846	5,109	5,918

Cash flows from investing activities:
Capital expenditures	(1,062)	(1,007)	(835)
Additions to capitalized software	(304)	(466)	(150)
Issuance of note receivable	(1,000)	–	–
Net cash used in investing activities	(2,366)	(1,473)	(985)

Cash flows from financing activities:
Proceeds from stock option exercises	–	416	1,043
Purchases of common stock for treasury	–	(2,000)	(358)
Payment of dividends on common stock	(2,683)	(2,667)	(2,581)
Withholding taxes paid on stock issuances	(214)	(265)	(23)
Net cash used in financing activities	(2,897)	(4,516)	(1,919)

Effect of exchange rate changes on cash and cash equivalents	(71)	64	(10)

(Decrease) increase in cash and cash equivalents	(488)	(816)	3,004
Cash and cash equivalents, beginning of period	4,691	5,507	2,503
Cash and cash equivalents, end of period	$4,203	$4,691	$5,507

Supplemental cash flow information:
Interest paid	$30	$25	$30
Income taxes paid	65	1,249	2,991
Non-cash capital expenditure items	17	21	44

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

On March 13, 2020, we terminated our TD Bank Credit Facility and signed a new credit facility with Siena Lending Group LLC.  See Note 17 – Subsequent Event.

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

On March 13, 2020, we entered into a new $10 million credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility replaced our TD Bank Credit Facility.  The Siena Credit Facility provides for a $10 million revolving credit line expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. We incurred a closing fee of $63 thousand payable 50% on the closing date and 50% on the first anniversary of the closing date.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes certain financial covenants on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished good inventory.
On March 13, 2020 we loaned an additional $0.6 million to a third party increasing the total note receivable principal balance to $1.6 million.  Repayment is expected to occur in 12 months or less of original issuance and the terms of the loan are the same as the original loan disclosed in Note 3-Note receivable above.