Form 10-Q
period 2020-03-31
TRANSACT TECHNOLOGIES INC
filed 2020-05-22
CIK 1017303

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020
or

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

As of April 30, 2020, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,539,685.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by TransAct Technologies Incorporated (the “Company”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2020, the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Form 10-Q”) was delayed in reliance on the March 25, 2020 order issued by the SEC in SEC Release No. 34-88465, which, subject to certain conditions, provides the Company with an additional 45 days to file this Form 10-Q (the “Order”).  The Order was issued pursuant to the SEC’s authority under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from certain provisions of the Exchange Act and the rules thereunder related to public company reporting requirements. The original due date of this Form 10-Q was May 11, 2020.

The filing of this Form 10-Q was delayed due to circumstances related to COVID-19 and its impact on the Company’s business and accounting operations.  The majority of the Company’s finance and accounting personnel is working remotely.  In connection with the preparation of this Form 10-Q, the Company experienced disruptions in its normal processes and interactions with its accounting personnel and advisors, legal advisors and others responsible for preparation of this Form 10-Q.  The impact of COVID-19 has also necessitated additional analysis in connection with the preparation and review of this Form 10-Q, including financial and liquidity projections and analysis and an assessment of the impact of the COVID-19 crisis on goodwill and intangible asset impairment.  Further, the attention of certain personnel involved in the preparation of this Form 10-Q has been diverted by measures being taken to mitigate the impact of the COVID-19 pandemic on the Company, including the work required to apply for relief under the Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act, and work associated with carrying out our previously announced furlough of employees.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2020	December 31, 2019
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$615	$4,203
Accounts receivable, net	6,261	6,418
Note receivable	100	1,017
Inventories, net	12,586	12,099
Prepaid income taxes	124	180
Other current assets	1,300	998
Total current assets	20,986	24,915

Fixed assets, net of accumulated depreciation of $19,160 and $19,010, respectively	2,414	2,244
Note receivable, net of current portion	1,530	–
Right-of-use asset	4,159	2,855
Goodwill	2,621	2,621
Deferred tax assets	3,086	2,565
Intangible assets, net of accumulated amortization of $3,833 and $3,771, respectively	754	817
Other assets	237	44
	14,801	11,146
Total assets	$35,787	$36,061

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,737	$2,960
Accrued liabilities	2,419	3,041
Revolving bank loan payable	794	–
Lease liability	880	945
Deferred revenue	643	700
Total current liabilities	6,473	7,646

Deferred revenue, net of current portion	183	219
Lease liability, net of current portion	3,456	2,104
Other liabilities	170	166
	3,809	2,489
Total liabilities	10,282	10,135

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,583,527 and 11,515,090 shares issued, respectively; 7,538,685 and 7,470,248 shares outstanding, respectively	116	115
Additional paid-in capital	33,103	32,604
Retained earnings	24,356	25,348
Accumulated other comprehensive income (loss), net of tax	40	(31)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	25,505	25,926
Total liabilities and shareholders’ equity	$35,787	$36,061

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)

Net sales	$10,247	$11,550
Cost of sales	5,329	5,464
Gross profit	4,918	6,086

Operating expenses:
Engineering, design and product development	1,385	1,165
Selling and marketing	2,208	1,854
General and administrative	2,620	2,290
	6,213	5,309

Operating income (loss)	(1,295)	777

Interest and other income (expense):
Interest, net	3	(6)
Other, net	(165)	90
	(162)	84

Income (loss) before income taxes	(1,457)	861
Income tax (benefit) provision	(465)	115
Net income (loss)	$(992)	$746

Net income (loss) per common share:
Basic	$(0.13)	$0.10
Diluted	$(0.13)	$0.10

Shares used in per-share calculation:
Basic	7,507	7,461
Diluted	7,507	7,619

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Net income (loss)	$(992)	$746
Foreign currency translation adjustment, net of tax	71	9
Comprehensive income (loss)	$(921)	$755

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(992)	$746
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	187	173
Depreciation and amortization	238	252
Deferred income taxes	(518)	(35)
Foreign currency transaction (gains) losses	194	(66)
Changes in operating assets and liabilities:
Accounts receivable	106	1,210
Inventories	(573)	(1,484)
Prepaid income taxes	51	147
Other current and long-term assets	(266)	(437)
Accounts payable	(1,243)	(1,254)
Accrued liabilities and other liabilities	(755)	(806)
Net cash used in operating activities	(3,571)	(1,554)

Cash flows from investing activities:
Capital expenditures	(328)	(298)
Additions to capitalized software	–	(4)
Issuance of note receivable	(600)	–
Net cash used in investing activities	(928)	(302)

Cash flows from financing activities:
Revolving credit line borrowings	1,000	–
Revolving credit line payments	(206)	–
Payment of dividends on common stock	–	(668)
Proceeds from stock option exercises	353	–
Withholding taxes paid on stock issuances	(41)	(199)
Payment of bank financing costs	(201)	–
Net cash provided by (used in) financing activities	905	(867)

Effect of exchange rate changes on cash and cash equivalents	6	(24)

Decrease in cash and cash equivalents	(3,588)	(2,747)
Cash and cash equivalents, beginning of period	4,203	4,691
Cash and cash equivalents, end of period	$615	$1,944

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$38	$59

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except share and per share data)

Equity beginning balance	$25,926	$27,567

Common stock
Balance, beginning of period	115	115
Issuance of shares from stock awards	1	–
Balance, end of period	116	115

Additional paid-in capital
Balance, beginning of period	32,604	32,129
Share-based compensation expense	187	173
Issuance of shares from exercise of stock options	353	–
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	(41)	(199)
Balance, end of period	33,103	32,103

Retained earnings
Balance, beginning of period	25,348	27,515
Net income (loss)	(992)	746
Dividends declared and paid on common stock	–	(668)
Balance, end of period	24,356	27,593

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(31)	(82)
Foreign currency translation adjustment, net of tax	71	9
Balance, end of period	40	(73)

Equity ending balance	25,505	27,628

Supplemental share information
Issuance of shares from stock awards	82,525	56,998
Relinquishment of stock awards to pay withholding taxes	14,088	19,637
Dividends per share of common stock	$–	$0.09

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the full year ended December 31, 2019.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end of period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive income (loss), net of tax”, in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Operations.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

COVID-19
The unprecedented and rapid spread of a novel strain of coronavirus, commonly known as COVID-19, and the measures implemented to mitigate its spread have caused widespread business, government and school closures that have particularly affected the food service and casinos and gaming industries.  Such disruptions have also negatively impacted our business.  As a result of the COVID-19 pandemic and the protective measures instituted to contain its spread, we have experienced decreased customer demand, lower than anticipated sales in the second half of March 2020 and supply chain disruptions, including delayed product shipments from  our two contract manufacturers located in China and Thailand.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the full-year impact; however, the length and severity of the reduction in demand due to the pandemic is uncertain.  We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, inventory obsolescence, stock based compensation, the value of our goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.

Our expense management and liquidity measures described below may be modified as we obtain additional clarity on the timing of customer demand recovery.  Given the unpredictability of the future operations of our customers, as well as of any economic or business recovery, we have implemented certain measures to mitigate the impact of the pandemic on our financial position and operations. These measures include, but are not limited to, the following:
Expense Management. With the reduction in net sales, we have implemented, and expect to continue to implement to the extent necessary or advisable cost saving initiatives including:
•	the temporary furlough of approximately 10% of our workforce prior to receiving PPP loan proceeds;
•	a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers,
•	a reduction in sales commissions for all commissioned employees;
•	a 10% reduction of cash retainer fees for all non-employee director; and
•	the elimination of discretionary spending wherever possible.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we have taken the following actions to increase liquidity and strengthen our financial position:
•
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan under the Paycheck Protection Program (the “PPP Loan”) administered by the United States Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled us to return our furloughed employees to full time employment.

•	New Credit Facility - We also secured a new revolving credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10 million, subject to a borrowing base; and
•	Reduced Capital Expenditures - We also have limited capital expenditures until market conditions improve.
After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the next twelve months, including consideration of our recent actions in response to the pandemic and the assumptions discussed below, we have concluded our net cash provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility and the PPP Loan and savings from the cost reduction actions described below will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements.  We expect to comply with our credit facility’s minimum EBITDA financial covenant over at least the next twelve months.

Our conclusion regarding the ability of the Company to fund planned operations is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that casinos and restaurants will reopen, although in a limited capacity, during the second quarter of 2020 in our primary market areas but we anticipate that demand for our casino and gaming printers, as well as, POS printers and BOHA! products will remain low due to a decline in capital expenditures likely to result from months of ceased or reduced operations.  If we experience a slower than expected recovery, we believe we can take additional financial and operational actions to mitigate the impact of lower sales than our current plans assume. These actions include additional expense reductions, capital raising activities including utilization of opportunities provided under the CARES Act.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of December 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our fourth quarter 2019 quantitative impairment tests of goodwill and indefinite-lived intangible assets indicated that there was no indication of impairment as the fair value exceeded our carrying value.

During the three months ended March 31, 2020, our stock price declined to the lowest price since 2009. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event and an indicator that it was more likely than not that the carrying value of goodwill could have been reduced below its fair value. Therefore, we concluded that quantitative analyses were required to be performed due to the triggering event occurring during the quarter.

We view our operations and manage our business as one operating unit. We utilized an implied market value method under the market approach to calculate the fair value of the Company as of March 31, 2020, which we determined was the best approximation of fair value in the current social and economic environment. Based on our interim impairment assessment as of March 31, 2020, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill exceeded our carrying value.  We will continue to monitor and evaluate the carrying value of goodwill. We may be subject to impairments in the future depending on how long the economic and social conditions resulting from COVID-19 exist and its future impact on the broader economy.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$1,239	$132	$1,371	$1,117	$96	$1,213
POS automation and banking	1,554	4	1,558	1,259	18	1,277
Casino and gaming	2,558	2,373	4,931	3,424	2,059	5,483
Lottery	–	–	–	697	–	697
Printrex	61	56	117	297	45	342
Transact Services Group	2,003	267	2,270	2,213	325	2,538
Total net sales	$7,415	$2,832	$10,247	$9,007	$2,543	$11,550

Contract balances

Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL™ maintenance contracts and testing service contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of March 31, 2020 or December 31, 2019.  For the first three months of 2020, we recognized revenue of $406 thousand related to our contract liabilities at December 31, 2019.  Total contract liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)

Customer pre-payments	$82	$232
Deferred revenue, current	643	700
Deferred revenue, non-current	183	219
Total contract liabilities	$908	$1,151

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2020, the aggregate amount of transaction prices allocated to remaining performance obligations was $4.4 million.  The Company expects to recognize revenue on $4.2 million of its remaining performance obligations within the next 12 months, $0.1 million within the next 24 months and the balance of these remaining performance obligations within the next 36 months.

3. Note receivable

The note receivable balance relates to a loan given to a third party with an interest rate of 4.5%, which was due in April 2020.  The note includes a lender recourse provision that enables us to apply payments that would have been due to the third party under a previously signed long-term royalty agreement towards the loan balance.  A $100 thousand royalty fee is scheduled to be paid to the third party in January 2021 that will instead be applied towards the note receivable balance as it becomes due.  As a result, $100 thousand of the balance  was classified as current and the remaining $1.5 million  is expected to be reduced thereafter using the lender recourse provision.  Notes receivable are stated at unpaid balances and interest income is recognized on the accrual method.  For the three months ended March 31, 2020 we recorded $13 thousand of interest income.  As of March 31, 2020, we have no allowances for loan losses, unamortized deferred loan fees or unearned discounts.

4. Inventories, net

The components of inventories, net were:

	March 31, 2020	December 31, 2019
	(In thousands)

Raw materials and purchased component parts	$9,071	$7,724
Work-in-process	7	–
Finished goods	3,508	4,375
	$12,586	$12,099

5. Accrued product warranty liability

We generally provide warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Balance, beginning of period	$215	$273
Warranties issued	45	40
Warranty settlements	(47)	(60)
Balance, end of period	$213	$253

As of March 31, 2020, $171 thousand of the accrued product warranty liability was classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $42 thousand was classified as non-current in "Other liabilities".

6. Credit Facility

On March 13, 2020, we entered into a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $234 thousand.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes a minimum EBITDA financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  As of March 31, 2020 we had $6.8 million of additional borrowing capacity available under the Siena Credit Facility.  We were in compliance with the financial covenant of the Siena Credit Facility at March 31, 2020.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)

Net income (loss)	$(992)	$746

Shares:
Basic: Weighted average common shares outstanding	7,507	7,461
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	158
Diluted: Weighted average common and common equivalent shares outstanding	7,507	7,619

Net income (loss) per common share:
Basic	$(0.13)	$0.10
Diluted	$(0.13)	$0.10

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended March 31, 2020 and 2019, there were 708 thousand and 540 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three months ended March 31, 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

For the three months ended March 31, 2019, dividends declared and paid totaled $668 thousand, or $0.09 per share.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. Our leases are included in Right of use assets and Lease liabilities in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to seven years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year.  Our right of use asset and lease liability was higher on March 31, 2020 compared to December 31, 2019, million, respectively due to the extension of one of our leases.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York which resulted in recording an additional right of use asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ending March 31, 2020 and December 31, 2019 was $251 thousand and $237 thousand, respectively, and was included within Cost of sales, Engineering, design and product development expense, Selling and marketing expense, and General and administrative expense.  Operating costs include short-term lease costs which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash outflows from leases	$259	$257

The following summarizes additional information related to our leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.6	5.0
Weighted average discount rate	4.1%	3.7%

The maturity of the Company’s operating lease liabilities as of March 31, 2020 and 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
2020	$780	$1,042
2021	967	711
2022	875	434
2023	709	268
2024	714	273
Thereafter	797	616
Total undiscounted lease payments	4,842	3,344
Less imputed interest	506	295
Total lease liabilities	$4,336	$3,049

10. Income taxes

We recorded an income tax benefit for the first quarter of 2020 of $465 thousand at an effective tax rate of 31.9%, compared to an income tax provision during the first quarter of 2019 of $115 thousand at an effective tax rate of 13.4%.  The effective tax rate for the first quarter of 2020 was higher as it included the impact of our anticipated net operating loss (“NOL”) that we expect to incur during 2020 and to carry back to prior years, which was recorded discretely.  The CARES Act was enacted on March 27, 2020 and permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL in 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

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

As of March 31, 2020, we had $107 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect that $27 thousand of the $107 thousand of unrecognized tax benefits will reverse in 2020 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as "Deferred tax assets" in the Condensed Consolidated Balance Sheet.  As of March 31, 2020, we had $21 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

11. Subsequent Events

On May 1, 2020 (the “Loan Date”), the Company was granted a PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP administered by the SBA and established under Division A, Title I of the CARES Act.
The PPP Loan, which is evidenced by a Note dated the Loan Date issued by the Company (the “Note”), matures on May 1, 2022 and bears interest at a fixed rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments are due on the PPP Loan for six months from the date of first disbursement, but interest will continue to accrue during the deferment period.  The Note is unsecured and guaranteed by the SBA.  The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the Note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions.  The PPP Loan may be accelerated upon the occurrence of a default.
Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 75% of such forgiven amounts must be used for eligible payroll costs. The Company intends to maximize the use of PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Report”), including without limitation statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  All forward-looking statements involve risks and uncertainties, including, but not limited to those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of this report and in our other filings with the SEC.  Actual results may differ materially from those discussed in, or implied by, the forward-looking statements.  The forward-looking statements speak only as of the date of this Report and we assume no duty to update them.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

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

Impact of COVID-19
In December 2019, a novel strain of coronavirus and the disease it causes, commonly known as COVID-19, was first reported in China and has since widely impacted the global public health and economic environment.  In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic. Our business trends through the first two months of the year were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter progressed in March 2020.  Unfortunately, massive disruptions across the world persist as of the date of this Report due to COVID-19 and the measures implemented to mitigate its spread continue to cause widespread business, government and school closures that especially affect the casino and gaming and food service industries. We expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate the spread of COVID-19, we have experienced decreased demand for our products and lower than anticipated sales in the second half of March 2020, particularly from our food service and casino customers. This trend has continued through April and into May 2020, and we expect it to continue for the remainder of the second quarter of 2020, and likely through the end of 2020.  Based on sales orders booked for the second quarter to date, we expect that sales for the second quarter of 2020 will be significantly lower compared to the first quarter of 2020.  Below is a discussion of the impact of COVID-19 we have experienced and believe we will continue to experience in each of our markets.

Food service technology and POS automation.  In both our food service and POS automation markets, many restaurants and food service establishments are currently closed, and those that remain open are doing so under restrictions that limit them to providing drive through, take out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  Though some are considering re-opening dine-in service in the near term, we believe such service offerings will be gradual, beginning with outdoor seating only, and progressing to indoor dining with seating limitations based on social distancing guidelines.  In addition, many food service providers will need to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  As our customers begin to reopen and recover from the financial impact of being closed for several months, we expect new capital expenditures to be a lower priority for them in the near term, which we believe will negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, we believe we have an opportunity in the long run as our BOHA! software solutions could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments will likely be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments have closed worldwide and remain shut down.  However, casinos in Macau have recently begun to open and a small number of U.S. casinos have announced plans to begin to open later in May. Similar to restaurants, we believe casino openings, when they begin, will be slow and measured, starting at reduced capacity with limited game play based on social distancing guidelines, and progressively increasing capacity over time.  As casinos begin to reopen and recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe will negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos.  We believe these effects will continue even after operating restrictions are lifted in the event that the downturn in economic conditions persists.

Lottery.  We exited the lottery market at the end of 2019 and expect IGT to make a final purchase of our lottery printer during the second quarter of 2020.  Therefore, we do not anticipate that COVID-19 will impact our lottery printer sales.

Printrex.  The oil and gas market has been negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Due to the uncertainty of current and future market conditions, we believe sales of our Printrex oil and gas printers will be negatively impacted until oil and gas prices recover.

TSG.  Due to closures and reduced operating capacity of restaurants, food service establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, we expect sales of spare parts, service and consumable products to also decline correspondingly due to lower usage while the pandemic persists.

We also expect our gross margin to be negatively impacted by the COVID-19 pandemic.  As a result of an expected significantly lower sales level, we believe our gross margin will decline due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in China and Thailand that conduct approximately 80% and 19%, respectively, of our printer and terminal manufacturing, due to reduced operations at these facilities, which are not yet operating at full capacity.  To date, these disruptions have only minimally impacted deliveries to customers due to our high inventory levels and reduced demand for our products.  However, if the delays are sustained, they could lead to insufficient inventory levels and impair our ability to deliver products to our customers on time or at all.

While it is difficult to predict the magnitude of the impact that the pandemic and the responsive measures will have on our customers and our business, we have taken several actions to manage our expenses during these turbulent and uncertain times.  Such steps include:
•	the temporary furlough of approximately 10% of our workforce prior to receiving PPP loan proceeds;
•	a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers,
•	a reduction in sales commissions for all commissioned employees;
•	a 10% reduction of cash retainer fees for all non-employee director; and
•	the elimination of discretionary spending wherever possible.

In addition, we have taken further measures to increase liquidity, including the following:
•
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan under the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which has enabled us to return our furloughed employees to full time employment.

•	New Credit Facility - We also secured a new revolving credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10 million, subject to a borrowing base
•	Reduced Capital Expenditures - We also have limited capital expenditures until market conditions improve.

Since the onset of the pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service. On March 20, 2020, we instituted work-from-home for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates.  Our existing remote work capabilities, which include providing employees with laptop computers and remote access to our IT systems, mitigated reductions in employee productivity and costs related to the implementation of work-from-home practices in connection with the COVID-19 pandemic.  In addition, even with the move to work-from-home, our existing internal control structure remained operational and unchanged.

Our distribution centers, deemed an essential service, remain operational.  We implemented a new COVID-19 policy to specifically address health and safety guidelines for employees to adhere to and follow when at work or returning to work.  This policy was based on the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention and includes:
•	staggered shifts and a rotational/flexible work schedule to keep the number of employees at a facility to a minimum;
•	providing and requiring the use of protective equipment such as masks and gloves when in common areas;
•	spacing seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
•	requiring any employee who (i) shows symptoms of COVID-19 or (ii) has been exposed to someone else who shows symptoms or has tested positive for COVID-19 not to return to work for fourteen days;
•	prohibiting any visitors from entering any facility;
•	implementing daily cleaning and disinfecting protocols at all facilities; and
•	daily temperature taking of all employees before entering all facilities.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of March 31, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See the Part II, Item 1A, ‘Risk Factors” of this Report for further discussion of risks related to COVID-19.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions.  In accordance with ASC 350-20 “Goodwill”, acquired goodwill is not amortized, but is subject to impairment testing at least annually and when an event occurs or circumstances change, which indicates it is more likely than not an impairment exists.  As a result of the effect of COVID-19 on overall economic trends, the Company's operating results and the decrease in the Company’s share price as of March 31, 2020, management determined that potential impairment triggers had occurred and performed impairment testing as of March 31, 2020.  We have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was higher than our carrying value based on our assessment as of March 31, 2020 when the impairment review was performed.

For a complete description of our accounting policies other than goodwill and intangible assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our Annual Report on Form 10-K for the year ended December 31, 2019.  We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2020.

Results of Operations: Three months ended March 31, 2020 compared to three months ended March 31, 2019

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages).  We have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services related to our food service technology market, previously included in TSG, to Food service technology for all periods presented in this Report.

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Food service technology	$1,371	13.4%	$1,213	10.5%	$158	13.0%
POS automation and banking	1,558	15.2%	1,277	11.1%	281	22.0%
Casino and gaming	4,931	48.1%	5,483	47.4%	(552)	(10.1%)
Lottery	-	0.0%	697	6.0%	(697)	(100.0%)
Printrex	117	1.1%	342	3.0%	(225)	(65.8%)
TSG	2,270	22.2%	2,538	22.0%	(268)	(10.6%)
	$10,247	100.0%	$11,550	100.0%	$(1,303)	(11.3%)

International *	$2,832	27.6%	$2,543	22.0%	$289	11.4%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2020 decreased $1.3 million, or 11%, from the same period in 2019.  Printer, terminal and other hardware sales volume decreased 12% to approximately 25,000 units, driven primarily by no sales volume of lottery printers due to our decision to exit the lottery market at the end of 2019 and a 10% decrease in unit volume in the casino and gaming market, partially offset by a 22% increase in unit volume from the POS automation and banking market for the first quarter of 2020 compared to the first quarter of 2019.  The average selling price of our printers, terminals and other hardware decreased 4% for the first quarter of 2020 compared to the first quarter of 2019 due primarily to higher POS automation and banking sales, which sell at a lower price than our other products.

International sales for the first quarter of 2020 increased $0.3 million, or 11%, from the same period in 2019 primarily due to increased sales in the international casino and gaming market.

Food service technology. The primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  The BOHA! terminal is equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$1,239	90.4%	$1,117	92.1%	$122	10.9%
International	132	9.6%	96	7.9%	36	37.5%
	$1,371	100.0%	$1,213	100.0%	$158	13.0%

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Hardware	$755	55.1%	$903	74.4%	$(148)	(16.4%)
Software, labels and other recurring revenue	616	44.9%	310	25.6%	306	98.7%
	$1,371	100.0%	$1,213	100.0%	$158	13.0%

The increase in food service technology sales for the first quarter of 2020 compared to the first quarter of 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software, recognized on a SaaS subscription basis, labels and other recurring revenue increased by 99%, including an 88% increase in label sales and a 385% increase in software sales, compared to the prior year period, though such sales had a low base for first quarter of 2019 following the launch of BOHA! in March 2019.   Hardware sales declined approximately 16% primarily due to the initial impact from the COVID-19 pandemic that resulted in widespread store closings and/or substantially reduced operations.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Prior to 2020, revenue included sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  We exited the banking market during 2019.  Sales of our worldwide POS automation and banking products for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$1,554	99.7%	$1,259	98.6%	$295	23.4%
International	4	0.3%	18	1.4%	(14)	(77.8%)
	$1,558	100.0%	$1,277	100.0%	$281	22.0%

The increase in POS automation and banking product revenue for the first quarter of 2020 compared to the first quarter of 2019 was driven primarily by a 25% increase in  sales of our Ithaca® 9000 printer, in large part from increased sales to McDonald’s.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$2,558	51.9%	$3,424	62.4%	$(866)	(25.3%)
International	2,373	48.1%	2,059	37.6%	314	15.3%
	$4,931	100.0%	$5,483	100.0%	$(552)	(10.1%)

The decrease in domestic sales of our casino and gaming products for the first quarter of 2020 compared to the first quarter of 2019 was primarily due to a 24% decrease in domestic sales of our thermal gaming printers driven primarily by industry-wide weakness resulting in lower sales to our OEMs as they began to experience the impact of casino closures due to the COVID-19 pandemic in late March.  We had no new EPICENTRAL™ software installations during the first quarter of 2020 or 2019.  Sales of domestic EPICENTRALTM are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International casino and gaming product sales increased for the first quarter of 2020 compared to the first quarter of 2019 due to a 17% increase in sales of our thermal casino printers largely from resumed sales to a large OEM in Europe who had substantially reduced sales during 2019.  This increase was somewhat offset by lower sales to an Asian OEM.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”). Sales of our worldwide lottery printers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$-	0.0%	$697	100.0%	$(697)	(100.0%)
International	-	0.0%	-	0.0%	-	0.0%
	$-	0.0%	$697	100.0%	$(697)	(100.0%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we have decided to exit the lottery market and to shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, we expect IGT to make a final purchase of our lottery printers during the second quarter of 2020 and we expect full year 2020 lottery sales to be less than 2019 full year lottery sales.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Sales of our worldwide Printrex printers for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$61	52.1%	$297	86.8%	$(236)	(79.5%)
International	56	47.9%	45	13.2%	11	24.4%
	$117	100.0%	$342	100.0%	$(225)	(65.8%)

The decrease in sales of Printrex printers for the first quarter of 2020 compared to the first quarter of 2019 resulted primarily from lower domestic sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Due to the uncertainty of current and future market conditions, attributable to the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact to our Printrex market, but we expect Printrex sales in fiscal year 2020 to be less than Printrex sales in fiscal year 2019.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, receipt paper, and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  TSG sales for all periods presented in this Report exclude the sales of labels, extended warranty and service contracts, and technical support services related to our food service technology market, which have been reclassified to Food Service Technology.  Sales in our worldwide TSG market for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change	% Change
Domestic	$2,003	88.2%	$2,213	87.2%	$(210)	(9.5%)
International	267	11.8%	325	12.8%	(58)	(17.8%)
	$2,270	100.0%	$2,538	100.0%	$(268)	(10.6%)

The decrease in domestic revenue from TSG for the first quarter of 2020 as compared to the first quarter of 2019 was primarily due to a 58% decline in consumable sales due largely to lower sales of HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS printer paper.  This decrease was partially offset by 42% higher sales of replacement parts, primarily from higher lottery printer spare parts to IGT which can vary significantly from quarter to quarter.  We expect TSG sales to decrease for the full year 2020 compared to 2019 due to lower expected sales of lottery printer spare parts to IGT as we exited the lottery market at the end of 2019 and lower service sales related to a service contract with a banking customer that is expected to end in 2020.

Internationally, TSG revenue decreased for the first quarter of 2020 compared to the first quarter of 2019 primarily due to a 30% decrease in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit. Gross profit information for the three months ended March 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$4,918	$6,086	(19.2%)	48.0%	52.7%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and support of our EPICENTRALTM print system and BOHA! ecosystem.  For the first quarter of 2020, gross profit decreased $1.2 million, or 19%, due largely to a sales decrease of 11% for the first quarter in 2020 compared to the first quarter of 2019 and tariffs on imports from our contract manufacturers located in China.  Our gross margin decreased 470 basis points, to 48% for the first quarter of 2020 compared to 52.7% for the first quarter of 2019.  The decreased gross margin resulted from higher sales of POS printers, which carry lower margins than our other products, higher tariff expense incurred during the first quarter of 2020 and the impact of fixed overhead expenses on lower sales volume as a result of the initial effects of the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development information for the three months ended March 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$1,385	$1,165	18.9%	13.5%	10.1%

Engineering, design and product development expenses primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Engineering, design and product development expenses increased $220 thousand, or 19%, for the first quarter of 2020 compared to the first quarter of 2019, primarily due to continued and expanded development for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2020 and  2019 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,208	$1,854	19.1%	21.5%	16.1%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses increased by $354 thousand, or 19%, for the first quarter of 2020 compared to the first quarter of 2019 primarily due to the impact from the hiring of food service technology positions during 2019 and new and expanded marketing programs and promotions to support our food service technology products that were implemented prior to the COVID-19 outbreak.  In response to the COVID-19 pandemic, we have postponed further increases in spending and have implemented a number of cost reduction initiatives that will reduce selling and marketing expenses in the near term.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,620	$2,290	14.4%	25.6%	19.8%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $330 thousand, or 14%, for the first quarter of 2020 compared to the first quarter of 2019 due primarily to higher professional and legal expenses.

Operating Income (Loss). Operating income (loss) information for the three months ended March 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$(1,295)	$777	(266.7%)	(12.6%)	6.7%

Our operating income decreased $2.1 million, or 267%, in the first quarter of 2020 compared to the first quarter of 2019 due to a decrease in sales of 11%, increase in operating expenses of 17% related to investments made in our food service technology market during 2020 prior to the COVID-19 outbreak, and a decrease in our gross margin of 470 basis points.

Interest. We recorded net interest income of $3 thousand for the first quarter of 2020 compared to net interest expense of $6 thousand for the first quarter of 2019 due to interest income earned on the note receivable during the 2020 period partially offsetting interest expense.  We expect interest expense to increase in the full year 2020 compared to the full year 2019 due to anticipated borrowings from our revolving line of credit in 2020 resulting from the COVID-19 pandemic and the ramping up of investment in our food service technology market compared to no borrowings during 2019.

Other, net. We recorded other expense of $165 thousand for the first quarter of 2020 compared to other income of $90 thousand for the first quarter of 2019.  We incurred other expense in the 2020 period primarily due to foreign currency exchange losses recorded by our U.K. subsidiary for the first quarter of 2020 compared to foreign currency exchange gains in the first quarter of 2019.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to Europe through our U.K. subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the first quarter of 2020 of $465 thousand at an effective tax rate of 31.9%, compared to an income tax provision during the first quarter of 2019 of $115 thousand at an effective tax rate of 13.4%.  The effective tax rate for the first quarter of 2020 was higher as it included the impact of net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act was enacted on March 27, 2020 and permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Income. We reported a net loss for the first quarter of 2020 of $992 thousand, or $(0.13) per diluted share, compared to net income of $746 thousand, or $0.10 per diluted share, for the first quarter of 2019.

Liquidity and Capital Resources

Cash Flow
For the first three months of 2020, our cash and cash equivalents balance decreased $3.6 million, or 85%, from December 31, 2019. We ended the first quarter of 2020 with $0.6 million in cash and cash equivalents, of which $0.1 million was held by our U.K. subsidiary, and $0.8 million of outstanding borrowings under our revolving line of credit.

Operating activities:  The following significant factors affected our cash used in operating activities of $3.6 million for the first three months of 2020 as compared to cash used in operating activities of $1.6 million for the first three months of 2019:

During the first three months of 2020:
●	We reported a net loss of $1.0 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.2 million.
●	Accounts receivable decreased $0.1 million, or 1%, primarily to lower sales volume during the first three months of 2020.
●
Inventory increased $0.6 million, or 5%, due to the purchase of inventory during the first quarter of 2020 to support anticipated sales that did not occur due to the impact of the COVID-19 pandemic on our sales in March.

●	Other current and long-term assets increased $0.3 million, or 26%, due largely to advance payments made in the first quarter of 2020 for annual ERP software maintenance.
●	Accounts payable decreased $1.2 million, or 42%, due primarily to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020.
●	Accrued liabilities and other liabilities decreased $0.8 million, or 11%, due primarily to the payment of 2019 annual bonuses in March 2020.

During the first three months of 2019:
●	We reported net income of $0.7 million.
●	We recorded depreciation and amortization of $0.3 million, and share-based compensation expense of $0.2 million.
●	Accounts receivable decreased $1.2 million, or 15%, due to the collection of receivables for 2018 sales.
●	Inventory increased $1.5 million, or 12%, due to the buildup of inventory on hand to support future anticipated sales of BOHA! hardware product for the food service technology market.
●	Prepaid income taxes decreased $0.1 million during the first quarter of 2019.
●	Other current and long-term assets increased $0.4 million, or 65%, due primarily to an advanced payment of royalty fees.
●	Accounts payable decreased $1.3 million, or 36%, due primarily to inventory purchases made towards the end of the fourth quarter of 2018 that were subsequently paid in the first quarter of 2019.
●	Accrued liabilities and other liabilities decreased $1 million, or 27%, due primarily to the payment of 2018 annual bonuses in March 2019.

Investing activities:  Our capital expenditures, including capitalized software were $0.3 million for the first three months of both 2020 and 2019.  Expenditures in 2020 were primarily for computer and networking equipment, new product tooling equipment and leasehold improvements at our Las Vegas facility.  Expenditures in 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment and leasehold improvements at our Ithaca facility.  Additionally, during the first quarter of 2020, prior to widespread shutdowns in the United States in response to the COVID-19 pandemic, we loaned an additional $0.6 million to an unaffiliated third party.

Capital expenditures and additions to capitalized software for 2020 were expected to be approximately $1.1 million, primarily for new product tooling, new computer software and equipment purchases and leasehold improvements to support our food service technology market.  In response to the COVID-19 pandemic we have curtailed portions of our planned capital expenditures until market conditions improve.

Financing activities:  Financing activities provided $0.9 million of cash during the first three months of 2020 from net borrowings of $0.8 million from our Siena Credit Facility (defined below) and proceeds of $0.4 million from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  During the first three months of 2019, we used $0.9 million of cash from financing activities to pay dividends of $0.7 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.

Credit Facility and Borrowings
On March 13, 2020, we signed a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC and terminated our TD Bank Credit Facility.  The Siena Credit Facility provides for a revolving credit line of up to $10 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%.  The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $234 thousand.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a quarterly financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The first period we will be subject to the financial covenant, which require the Company to maintain a minimum EBITDA, is the three months ending June 30, 2020.  As of March 31, 2020, we had $0.8 million of outstanding borrowings under the Siena Credit Facility.

On May 1, 2020 (the “Loan Date”), the Company was granted a loan (the “PPP Loan”) from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP administered by the SBA and established under Division A, Title I of the CARES Act, which was enacted March 27, 2020.
The PPP Loan, which is evidenced by a Note dated the Loan Date issued by the Company (the “Note”), matures on May 1, 2022 and bears interest at a fixed rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments are due on the PPP Loan for six months from the date of first disbursement, but interest will continue to accrue during the deferment period.  The Note is unsecured and guaranteed by the SBA.  The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the Note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions.  The PPP Loan may be accelerated upon the occurrence of a default.

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 75% of such forgiven amounts must be used for eligible payroll costs. The Company intends to maximize the use of PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.
Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which was subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per in the three months ended 2019.  On January 23, 2020, our Board of Directors announced the cessation of the quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Stock Repurchase Program
Prior to its expiration on December 31, 2019, we maintained a stock repurchase program (the "2018 Stock Repurchase Program") whereby we were authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the three months ended March 31, 2020 and 2019, we did not repurchase any shares of our common stock.  As of March 31, 2020, we did not have an authorized stock repurchase program.

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional credit facilities within the next twelve months beyond our Siena Credit Facility and the PPP Loan, which are discussed above, nor does it anticipate a material change in the terms or covenants pertaining to its current facilities. To better align costs with the current business environment, on March 24, 2020 the Company announced several cost reduction actions.  Such actions included the furlough of approximately 10% of the Company’s workforce, a 10% reduction in the salaries of all salaried, non-commissioned employees, including the executive officers, a reduction in sales commissions for all commissioned employees, a 10% reduction of cash retainer fees for all non-employee directors and the elimination of discretionary spending wherever possible.  Upon receipt of the PPP Loan, management was able to bring back the furloughed employees and intends to apply for forgiveness by maximizing the use of the PPP Loan proceeds for qualifying expenses.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, borrowings available under our Siena Credit Facility and PPP Loan, and savings from the cost reduction actions discussed above will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Other than the extension of the Ithaca facility lease, there have been no material changes in our contractual obligations since December 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2019.  There has been no material change in our exposure to market risk during the three months ended March 31, 2020.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2020.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting as described below. As of March 31, 2020, these material weaknesses were not fully remediated and our disclosure controls and procedures were not effective as of March 31, 2020.  Management is undertaking remediation efforts, which are described below.

Notwithstanding these material weaknesses, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the condensed consolidated financial statements included in this Report for the three months ended March 31, 2020 are fairly stated in all material respects in accordance with GAAP for each of the periods presented, and that they can still be relied upon.

Material Weaknesses in Internal Control Over Financial Reporting
We identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of March 31, 2020 and December 31, 2019 and 2018.

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

Remediation Plan
Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which includes taking the following steps to remediate the identified control deficiencies and material weaknesses:

•
To address the Access Control Weakness, we are utilizing the services of an Oracle consulting firm to assist us in analyzing and reviewing Oracle access for all users.  During the first quarter of 2020, we completed the analysis and have developed an action plan to modify the designated Oracle responsibilities for each employee with respect to whom a conflict was identified to remove any Oracle transactional responsibilities that we believe are conflicting and, in some instances, to reassign those responsibilities to a different employee to ensure proper segregation of duties.  As of March 31, 2020 we have completed the design and are in the process of the testing of the new Oracle responsibilities created.  In addition, we plan to enhance and implement provisioning and user certification controls to ensure we maintain the appropriate segregation of duties within Oracle following the analysis.

•
To address the Spreadsheet Control Weakness, for each key spreadsheet using Oracle data, we are evaluating and determining (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all other key spreadsheets, we plan to design and implement a new key control to validate completeness and accuracy of information supporting our accounting records.  During the first quarter of 2020, we began the process of evaluating each key spreadsheet based on the above criteria, and for several key spreadsheets, we implemented a new key control to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.

We believe these steps will address the material weaknesses described above.

Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2020, we are unaware of any material pending legal proceedings.

Item 1A.	RISK FACTORS

In light of recent developments related to the COVID-19 pandemic, the Company is supplementing the risk factors  disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to include the following risk factors.

The COVID-19 pandemic has had, and is likely to continue to have, an adverse impact on our business, operations, financial condition, results of operations and capital resources, as well as on the operations and financial performance of many of our suppliers and customers. We are unable to predict the ultimate extent to which the pandemic and related effects will adversely impact our business, operations, financial condition, results of operations, capital resources and the achievement of our strategic objectives.
As a result of the COVID-19 pandemic and the numerous disease control measures being taken to limit the spread of COVID-19, we have experienced, and can be expected to continue to experience, disruptions to our business, our operations, the delivery of our products and customer demand for our products, including the following:
•
supply chain disruptions, including delayed product shipments from two contract manufacturers located in China and Thailand that conduct approximately 80% and 19%, respectively, of our printer and terminal manufacturing, which, if sustained, could lead to insufficient inventory levels and harm our ability to deliver products to our customers on time or at all;

•
continuing shutdowns of operations of our customers in the casino industry and restrictions on the operations of our customers in the food service industry, which have resulted in, and are likely to continue to result in, reduced demand for our products in the two primary markets that we serve;

•
an inability of our customers to make payments in a timely fashion or at all, which may continue even after operating restrictions are lifted in the event that the downturn in economic conditions persists;

•
devotion of significant time, management attention and resources to monitoring the COVID-19 pandemic and its impacts, and anticipated impacts, on our business, and seeking to mitigate the effects of the pandemic on our business and workforce, which diverts management’s attention and resources away from strategic initiatives, new business opportunities, the transition of our business toward the food service and casino and gaming markets, and the overall profitability of our business;

•
necessary modifications to our business practices and operations, including suspension of employee travel, cancellation of physical participation in meetings, events and conferences and social distancing measures, including work-from-home policies, and such further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and suppliers, which may adversely impact efficiency and productivity and may increase operational risks, including cybersecurity risks, and have affected the way that we conduct our product development, marketing, customer support and other activities;

•
a furlough of workers and an across-the-board 10% salary reduction, as well as other cost-cutting measures we have taken to help mitigate the impact of the COVID-19 crisis on our business, which may, along with any additional such measures that may be taken in the future, impair our ability to operate and have a negative effect on employee loyalty and our reputation and, if furloughed employees do not return following the crisis, or if employees seek higher-paying jobs, may limit our ability to restart operations following the crisis and to grow our food service technology business as planned;

•
a possible future reduction in the value of goodwill or other intangible assets causing the carrying value of such assets to exceed their fair value, which could require us to recognize asset impairment;

•
difficulty predicting our manufacturing requirements accurately due to volatile economic conditions and uncertainty as to when our customers may resume operations, which could result, in the case of an underestimate, in inadequate manufacturing capacity or inventory, interruptions in production and delayed deliveries to customers (with resulting losses in orders or customers lowering our net sales), or in the case of an overestimate, in an excess inventory of component parts or manufactured products;

•	increases in prices and/or decreases in availability of component parts and raw materials needed to produce our products;
•
foreign exchange rate fluctuations due to volatile global economic conditions, which could negatively affect earnings and the value of our assets held outside the United States, and if we increase prices to absorb a portion of the currency impact, could cause demand to decrease;

•	volatility of, and decreases in, trading prices of our common stock; and
•
the possibility that we may need to raise additional capital through an equity or debt financing to support operations but are unable to do so due to, among other things, global economic conditions, conditions in the global financing markets, trading prices of our common stock and the outlook for the industries that we serve, all of which could be negatively impacted by the COVID-19 pandemic, such that there can be no assurance that such financing would be available to us.

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions are likely to occur. The factors described above, which may worsen, have had and, along with other factors that we cannot predict, can be expected to continue to have, a material adverse impact on our business, operations, financial condition, results of operations and capital resources.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long-term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, operations, financial condition, results of operations and capital resources.
In addition, any of the risks and uncertainties set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources and the achievement of our strategic objectives.
The agreement governing our credit facility contains restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.
The loan and security agreement (the “Loan Agreement”) governing the Siena Credit Facility contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:
•	merge, consolidate, form subsidiaries or dispose of assets;
•	acquire assets outside the ordinary course of business;
•	enter into other transactions outside the ordinary course of business;
•	sell, transfer, return or dispose of collateral;
•	make loans to or investments in, or enter into transactions with, affiliates;
•	incur or guarantee indebtedness, incur liens;
•	redeem equity interests while borrowings are outstanding under the credit facility;
•	change our capital structure; or
•	dissolve, divide, change our line of business or cease or suffer a disruption to all or a material portion of our business.
Additionally, the Loan Agreement requires us to comply with a minimum EBITDA covenant, the amount of which is based on financial forecasts provided to the lender. The breach of any covenants or obligations in the Loan Agreement, if not otherwise waived or amended, could result in a default under the Loan Agreement and could trigger acceleration of our obligations thereunder and permit the lender to foreclose on the collateral securing our obligations under the Loan Agreement and exercise other rights of secured creditors.
Availability under the Siena Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable and inventory. To the extent that our eligible accounts receivable and inventory decline in value, our borrowing base will decrease, and the availability under the Siena Credit Facility currently is and may continue to be less than its stated amount and may decrease. In addition, if at any time the amount of outstanding borrowings and letters of credit under that facility exceeds the borrowing base, we are required to prepay borrowings and/or cash collateralize letters of credit sufficient to eliminate the excess.

Our ability to comply with the covenants under the Loan Agreement or to maintain our borrowing base may be affected by events beyond our control, including deteriorating economic conditions and consequences of the COVID-19 crisis. For example, reductions in the value of accounts receivable and inventory have occurred and are likely to continue to occur due to decreases in sales and production that have occurred as a result of the COVID-19 pandemic. Further, certain slow-moving inventory and accounts receivable that remain unpaid for a specified period of time are excluded from the borrowing base calculation. Thus, a decline in economic conditions and/or a decline in the financial condition of customers in the industries we serve, such as the decline that has occurred in the casino and food service industries in connection with the COVID-19 pandemic, has impacted and may continue to negatively impact the borrowing base both by decreasing the value of existing accounts and reducing the number and amount of new accounts. If we overestimate our inventory needs due to the uncertainty surrounding the COVID-19 pandemic and the duration of its impact on customer closures and economic conditions, we may have inventory that is considered slow-moving and thus excluded from the borrowing base calculation, and any reduction in production in response to decreased demand would also result in a lower inventory value and thus a lower borrowing base.
Any of these events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us, or that we would be able to reduce expenditures enough to offset any decrease in the borrowing base, or that we could make such reductions without a material negative impact on our business.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.             EXHIBITS

10.1
Amendment No. 3 to Lease Agreement between Bomax Properties, LLC and TransAct Technologies Incorporated dated as of February 28, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on March 4, 2020).

10.2
Loan and Security Agreement, dated as of March 13, 2020, between Siena Lending Group LLC, as lender, TransAct Technologies Incorporated, as borrower, and the other loan parties from time to time party thereto.

10.3
Note, dated May 1, 2020, by TransAct Technologies Incorporated in favor of Berkshire Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 5, 2020).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 22, 2020	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: May 22, 2020	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)