Form 10-Q
period 2020-06-30
TRANSACT TECHNOLOGIES INC
filed 2020-08-10
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020
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

As of July 31, 2020, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 7,548,385.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,082	$4,203
Accounts receivable, net	3,290	6,418
Note receivable	100	1,017
Inventories	11,905	12,099
Prepaid income taxes	126	180
Other current assets	970	998
Total current assets	19,473	24,915

Fixed assets, net of accumulated depreciation of $19,334 and $19,010, respectively	2,396	2,244
Note receivable, net of current portion	1,547	–
Right-of-use asset	3,970	2,855
Goodwill	2,621	2,621
Deferred tax assets	4,057	2,565
Intangible assets, net of accumulated amortization of $3,896 and $3,771, respectively	692	817
Other assets	218	44
	15,501	11,146
Total assets	$34,974	$36,061

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,316	$2,960
Accrued liabilities	2,638	3,041
Revolving bank loan payable	6	–
Lease liability	878	945
Deferred revenue	519	700
Total current liabilities	5,357	7,646

Long-term debt	2,173	–
Deferred revenue, net of current portion	145	219
Lease liability, net of current portion	3,241	2,104
Other liabilities	170	166
	5,729	2,489
Total liabilities	11,086	10,135

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,592,202 and 11,515,090 shares issued, respectively; 7,547,360 and 7,470,248 shares outstanding, respectively	116	115
Additional paid-in capital	33,329	32,604
Retained earnings	22,503	25,348
Accumulated other comprehensive income (loss), net of tax	50	(31)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	23,888	25,926
Total liabilities and shareholders’ equity	$34,974	$36,061

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Net sales	$5,285	$11,350	$15,532	$22,900
Cost of sales	2,995	5,646	8,324	11,110

Gross profit	2,290	5,704	7,208	11,790

Operating expenses:
Engineering, design and product development	1,367	1,115	2,752	2,280
Selling and marketing	1,419	2,089	3,627	3,943
General and administrative	2,242	2,191	4,862	4,481
	5,028	5,395	11,241	10,704

Operating (loss) income	(2,738)	309	(4,033)	1,086
Interest and other expense:
Interest, net	(25)	(7)	(22)	(13)
Other, net	(11)	(142)	(176)	(52)
	(36)	(149)	(198)	(65)

(Loss) income before income taxes	(2,774)	160	(4,231)	1,021
Income tax (benefit) provision	(921)	(26)	(1,386)	89
Net (loss) income	$(1,853)	$186	$(2,845)	$932

Net (loss) income per common share:
Basic	$(0.25)	$0.02	$(0.38)	$0.12
Diluted	$(0.25)	$0.02	$(0.38)	$0.12

Shares used in per-share calculation:
Basic	7,543	7,462	7,525	7,461
Diluted	7,543	7,597	7,525	7,607

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Net (loss) income	$(1,853)	$186	$(2,845)	$932
Foreign currency translation adjustment, net of tax	10	90	81	99
Comprehensive (loss) income	$(1,843)	$276	$(2,764)	$1,031

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,845)	$932
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	413	386
Depreciation and amortization	495	488
Deferred income taxes	(1,485)	(70)
Foreign currency transaction losses	215	90
Changes in operating assets and liabilities:
Accounts receivable	3,060	1,678
Inventories	101	(1,402)
Prepaid income taxes	49	87
Other current and long-term assets	73	(328)
Accounts payable	(1,660)	296
Accrued liabilities and other liabilities	(725)	(566)
Net cash (used in) provided by operating activities	(2,309)	1,591

Cash flows from investing activities:
Capital expenditures	(489)	(422)
Additions to capitalized software	–	(4)
Issuance of note receivable	(600)	–
Net cash used in investing activities	(1,089)	(426)

Cash flows from financing activities:
Revolving credit line borrowings	2,756	–
Revolving credit line payments	(2,750)	–
Long-term debt borrowings	2,173	–
Payment of dividends on common stock	–	(1,339)
Proceeds from stock option exercises	353	–
Withholding taxes paid on stock issuances	(41)	(214)
Payment of bank financing costs	(213)	–
Net cash provided by (used in) financing activities	2,278	(1,553)

Effect of exchange rate changes on cash and cash equivalents	(1)	(6)

Decrease in cash and cash equivalents	(1,121)	(394)
Cash and cash equivalents, beginning of period	4,203	4,691
Cash and cash equivalents, end of period	$3,082	$4,297

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$36	$135

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Equity beginning balance	$25,505	$27,628	$25,926	$27,567

Common stock
Balance, beginning of period	116	115	115	115
Issuance of shares from stock awards	–	–	1	–
Balance, end of period	116	115	116	115

Additional paid-in capital
Balance, beginning of period	33,103	32,103	32,604	32,129
Share-based compensation expense	226	213	413	386
Issuance of shares from exercise of stock options	–	–	353	–
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	–	(15)	(41)	(214)
Balance, end of period	33,329	32,301	33,329	32,301

Retained earnings
Balance, beginning of period	24,356	27,593	25,348	27,515
Net income	(1,853)	186	(2,845)	932
Dividends declared and paid on common stock	–	(671)	–	(1,339)
Balance, end of period	22,503	27,108	22,503	27,108

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss)
Balance, beginning of period	40	(73)	(31)	(82)
Foreign currency translation adjustment, net of tax	10	90	81	99
Balance, end of period	50	17	50	17

Equity ending balance	23,888	27,431	23,888	27,431

Supplemental share information
Issuance of shares from stock awards	9	16	91	73
Relinquishment of stock awards to pay withholding taxes	–	2	14	21
Dividends per share of common stock	$–	$0.09	$–	$0.18

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, have significantly reduced recent customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the full-year impact; however, the length and severity of the reduction in demand due to the pandemic is uncertain. Accordingly, we expect that the second half of 2020 will continue to be negatively impacted.

While we do expect a modest recovery in the second half of 2020 as state and local authorities continue to lift business closures and restrictions, the exact timing and pace of recovery is uncertain given the significant disruption of the pandemic on the operations of our customers.  In response to these developments, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have implemented, and will continue to implement cost saving initiatives, including:
•	a reduction of our workforce starting in July by approximately 20% through a combination of employee terminations and temporary furloughs which we expect to continue through the end of 2020;
•
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers starting in March.  From May 1, 2020 subsequent to receiving the PPP Loan (see definition below) until early July 2020, employees below the vice president level were paid their full salary in order to maximize the use of the PPP Loan proceeds.  Beginning in July 2020, we also instituted a 10% pay reduction for all hourly employees;

•	a reduction in sales commissions for all commissioned employees starting in March;
•	a 10% reduction of cash retainer fees for all non-employee directors starting in March; and
•	the elimination of discretionary spending wherever possible starting in March.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we have taken the following actions to increase liquidity and strengthen our financial position.
•
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan under the Paycheck Protection Program (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return our furloughed employees to full time employment until the PPP Loan was fully utilized by allowable payroll costs through June 30, 2020.

•	New Credit Facility - On March 13, 2020, we entered into a new credit with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.
•	Reduced Capital Expenditures - We also have limited capital expenditures until market conditions improve.

We may further modify or supplement the expense management measures we have implemented and the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the next twelve months, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least twelve months from the date these financial statements were issued.

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over at least the next 12 months is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that casinos and restaurants will continue to gradually reopen, although in a limited capacity, during the second half of 2020, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to the extended business closures.  Based on these assumptions we anticipate that sales in casino and gaming and food service technology will continue to be negatively impacted.  We have performed a sensitivity analysis on these assumptions to forecast the impact of a slower-than-anticipated recovery and believe that we will be able to take additional financial and operational actions if necessary to mitigate the impact of lower-than-anticipated sales. These actions include additional expense reductions and capital raising activities, including participation in certain programs established under the CARES Act.

In addition, the presentation of the accompanying unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of December 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our fourth quarter 2019 quantitative impairment test of goodwill and indefinite-lived intangible assets indicated that there was no indication of impairment as the fair value exceeded our carrying value.

During the three months ended March 31, 2020, our stock price declined to the lowest price since 2009. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event and an indicator that it was more likely than not that the carrying value of goodwill exceeded its fair value. Therefore, we concluded that quantitative analyses were required to be performed due to the triggering event occurring during the first quarter of 2020.

We view our operations and manage our business as one operating unit. We utilized an implied market value method under the market approach to calculate the fair value of the Company as of March 31, 2020, which we determined was the best approximation of fair value in the current social and economic environment.  Based on our interim impairment assessment as of March 31, 2020, we determined that no goodwill or intangible asset impairment occurred and the fair value of goodwill was substantially higher than our carrying value.

As of June 30, 2020, we determined that no new triggering events had occurred during the second quarter of 2020 and as a result an updated impairment review was not performed. We will continue to monitor and evaluate the carrying value of goodwill. We may be subject to impairments in the future depending on how long the economic and social disruptions resulting from COVID-19 pandemic persist.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.  We have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services related to our food service technology market, previously included in TSG, to food service technology for all periods presented.

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$1,056	$148	$1,204	$978	$145	$1,123
POS automation and banking	481	-	481	1,639	5	1,644
Casino and gaming	970	390	1,360	3,492	2,139	5,631
Lottery	817	-	817	132	2	134
Printrex	6	2	8	230	55	285
TransAct Services Group	1,271	144	1,415	2,244	289	2,533
Total net sales	$4,601	$684	$5,285	$8,715	$2,635	$11,350

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$2,295	$280	$2,575	$2,095	$241	$2,336
POS automation and banking	2,035	4	2,039	2,898	23	2,921
Casino and gaming	3,528	2,763	6,291	6,916	4,198	11,114
Lottery	817	-	817	829	2	831
Printrex	67	58	125	527	100	627
TransAct Services Group	3,274	411	3,685	4,457	614	5,071
Total net sales	$12,016	$3,516	$15,532	$17,722	$5,178	$22,900

Contract balances

Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL™ maintenance contracts and testing service contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  We do not have any contract asset balances as of June 30, 2020 or December 31, 2019.  For the first six months of 2020, we recognized revenue of $0.7 million related to our contract liabilities at December 31, 2019.  For the six months ended June 30, 2019, the Company recognized revenue of $0.3 million related to our contract liabilities at December 31, 2018.  Total contract liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)

Customer pre-payments	$72	$232
Deferred revenue, current	519	700
Deferred revenue, non-current	145	219
Total contract liabilities	$736	$1,151

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2020, the aggregate amount of transaction prices allocated to remaining performance obligations was $1.8 million.  The Company expects to recognize revenue on $1.6 million of its remaining performance obligations within the next 12 months, $0.1 million within the next 24 months and the balance of these remaining performance obligations within the next 36 months.

3. Note receivable

The note receivable balance relates to a loan given to a third party with an interest rate of 4.5%, which was due in April 2020.  The note includes a lender recourse provision that enables us to apply payments that would have been due to the third party under a previously signed long-term royalty agreement towards the loan balance.  A $100 thousand royalty fee is scheduled to be paid to the third party in January 2021 that will instead be applied towards the note receivable balance as it becomes due.  As a result, $100 thousand of the balance was classified as current and the remaining $1.5 million is expected to be reduced thereafter using the lender recourse provision.  Notes receivable are stated at unpaid balances and interest income is recognized on the accrual method.  In March 2020, we loaned an additional $600 thousand to the third party.  For the three and six months ended June 30, 2020 we recorded $18 thousand and $31 thousand of interest income, respectively.  As of June 30, 2020, we have no allowances for loan losses, unamortized deferred loan fees or unearned discounts.

4. Inventories

The components of inventories were:

	June 30, 2020	December 31, 2019
	(In thousands)

Raw materials and purchased component parts	$8,391	$7,724
Work-in-process	5	–
Finished goods	3,509	4,375
	$11,905	$12,099

5. Accrued product warranty liability

We generally provide warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)

Balance, beginning of period	$215	$273
Warranties issued	55	81
Warranty settlements	(78)	(130)
Balance, end of period	$192	$224

As of June 30, 2020, $153 thousand of the accrued product warranty liability was classified as current in "Accrued liabilities" in the Condensed Consolidated Balance Sheets and the remaining $39 thousand was classified as non-current in "Other liabilities".

6. Debt

On March 13, 2020, we entered into a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as "other current assets" in current assets and "other assets" in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes a minimum EBITDA financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  As of June 30, 2020, we had $4.4 million of additional borrowing capacity available under the Siena Credit Facility.  We were in compliance with all financial covenants of the Siena Credit Facility at June 30, 2020.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the Paycheck Protection Program (the “PPP”).

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

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 60% (as amended) of the proceeds from the PPP Loan must be used for eligible payroll costs for the PPP Loan to be forgiven. The Company has maximized the use of PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the Paycheck Protection Flexibility Act of 2020.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet until the forgiveness determination has been made by the SBA.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(1,853)	$186	$(2,845)	$932

Shares:
Basic: Weighted average common shares outstanding	7,543	7,462	7,525	7,461
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	135	–	146
Diluted: Weighted average common and common equivalent shares outstanding	7,543	7,597	7,525	7,607

Net (loss) income per common share:
Basic	$(0.25)	$0.02	$(0.38)	$0.12
Diluted	$(0.25)	$0.02	$(0.38)	$0.12

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended June 30, 2020 and 2019, there were 1.4 million and 0.5 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2020 and 2019, there were 1.3 million and 0.5 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three and six months ended June 30, 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

For the three months ended June 30, 2019, dividends declared and paid totaled $0.7 million, or $0.09 per share.  Dividends declared and paid totaled $1.3 million, or $0.18 per share for the six months ended June 30, 2019.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. Our leases are included in Right-of-use-assets and Lease liabilities in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to seven years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year.  Our right-of-use-asset and lease liability was higher at June 30, 2020 compared to December 31, 2019 due to the extension of one of our leases.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended June 30, 2020 and 2019 was $241 thousand and $254 thousand, respectively, and was included within Cost of sales, Engineering, design and product development expense, Selling and marketing expense, and General and administrative expense.  Operating lease expense for the six months ended June 30, 2020 and 2019 was $492 thousand and $509 thousand, respectively.  Operating expenses include short-term lease costs which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash outflows from leases	$519	$515

The following summarizes additional information related to our leases as of June 30, 2020:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.4	5.0
Weighted average discount rate	4.1%	3.7%

The maturity of the Company’s operating lease liabilities as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
2020	$519	$1,042
2021	967	711
2022	875	434
2023	709	268
2024	714	273
Thereafter	797	616
Total undiscounted lease payments	4,581	3,344
Less imputed interest	462	295
Total lease liabilities	$4,119	$3,049

10. Income taxes

We recorded an income tax benefit for the second quarter of 2020 of $921 thousand at an effective tax rate of 33.2%, compared to an income tax benefit for the second quarter of 2019 of $26 thousand at an effective tax rate of (16.3)%.  For the six months ended June 30, 2020, we recorded an income tax benefit of $1.4 million at an effective tax rate of 32.8%, compared to an income tax provision for the six months ended June 30, 2019 of $89 thousand at an effective tax rate of 8.7%.  The effective tax rate for the second quarter and first six months of 2020 was higher as it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the second quarter of 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act of 2017 as well as near breakeven pre-tax income in the second quarter of 2019.

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

As of June 30, 2020, we had $107 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect $27 thousand of the $107 thousand of unrecognized tax benefits will reverse in the third quarter of 2020 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions as income tax (benefit) provision.  As of June 30, 2020, we had $24 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets to reduce the future income tax benefits to expected realizable amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”), in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2020 (our “1Q 2020 Form 10-Q”), in Part II, Item 1A of this Report and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any of such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date of they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

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

Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus and the disease it causes, commonly known as COVID-19, was first reported in China and has since widely impacted the global public health and economic environment.  In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic. Our business trends through the first two months of the year were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and have continued throughout the second quarter of 2020.  Unfortunately, the massive economic and social disruptions across the world persist due to COVID-19 and the measures implemented to mitigate its spread. The food service, casino and gaming and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we have experienced decreased demand for our products and lower than anticipated sales in the second half of March 2020 and the second quarter of 2020, particularly in our food service technology and casino and gaming markets. We have seen some improvement in demand during July and August 2020 compared to the second quarter of 2020, but demand remains lower than 2019 and we expect this trend to continue for at least the remainder of the third quarter of 2020, and likely through the end of 2020.  Below is a discussion of the impact of COVID-19 we have experienced and believe we will continue to experience in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments were closed during much of the second quarter of 2020, and those that were open did so under restrictions that limited them to providing drive through, take out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  Although restrictions in some states have been lifted, many restaurants reopened dine-in service gradually, beginning with outdoor seating only, and progressing to indoor dining with seating limitations in accordance with local protocols and social distancing guidelines.  As our food service customers reopen for business and recover from the financial impact of being closed for several months, we expect new capital expenditures to be a lower priority for them in the near term, which we believe will negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers will also be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments will likely be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity with limited game play based on social distancing guidelines.  We anticipate that casinos will continue to limit capacity in the near term and will progressively increase capacity over time.  As casinos begin to reopen and recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe will negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during the second quarter of 2020.  Therefore, we do not anticipate that COVID-19 will impact our lottery printer sales.

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

Our gross margin has been negatively impacted and we expect our gross margin to continue to be negatively impacted by the COVID-19 pandemic.  As a result of an expected significantly lower sales level, we believe our gross margin will decline due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

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

While it is difficult to predict the magnitude of the impact that the pandemic and the responsive measures will have on our customers and our business, we have taken several actions to manage our expenses during these turbulent and uncertain times.  Such steps include:

•	a reduction of our workforce starting in July by approximately 20% through a combination of employee terminations and temporary furloughs which we expect to continue through the end of 2020;
•
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers starting in March.  From May 1, 2020 subsequent to receiving the PPP Loan (see definition below) until early July 2020, employees below the vice president level were paid their full salary in order to maximize the use of the PPP Loan proceeds.  Beginning in July 2020, we also instituted a 10% pay reduction for all hourly employees;

•	a reduction in sales commissions for all commissioned employees starting in March;
•	a 10% reduction of cash retainer fees for all non-employee director starting in March; and
•	the elimination of discretionary spending wherever possible starting in March.

In addition, we have taken further measures to increase liquidity, including the following:

•
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan under the Paycheck Protections Program (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return our furloughed employees to full time employment until the PPP Loan was fully utilized by allowable payroll costs through June 30, 2020.

•
New Credit Facility - On March 13, 2020, we entered into a new credit facility (the "Siena Credit Facility") with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.

•	Reduced Capital Expenditures - We also have limited capital expenditures until market conditions improve.

Since the onset of the pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service. On March 20, 2020, we instituted work-from-home for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates. Because most of our employees already had laptop computers with remote access into our IT systems, we have experienced only minor reductions in productivity and minimal costs related to the implementation of our work-from-home practices.  In addition, even with the move to work-from-home, our existing internal control structure remained operational and unchanged.

Our distribution centers, deemed an essential service, have remained operational throughout the pandemic.  We implemented a new COVID-19 policy to specifically address health and safety guidelines for employees to adhere to and follow when at work or returning to work.  This policy was based on the COVID-19 safety guidelines recommended from the Centers for Disease Control and Prevention and implements the following operations procedures:

•	staggered shifts and a rotational or flexible work schedule to minimize the number of employees at any particular facility at a single time;
•	mandated use of protective equipment, such as masks and gloves, when in common areas, which is provided to employees;
•	spaced seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
•	employees who (i) show symptoms of COVID-19 or (ii) have been exposed to someone who shows symptoms or has tested positive for COVID-19 are prohibited from reporting to work for 14 days;
•	all visitors are prohibited from entering all facilities;
•	daily cleaning and disinfecting protocols at all facilities; and
•	daily temperature checks of all employees before entering all facilities.

We have evaluated the recoverability of the assets on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See the risk factors contained in Part I, Item 1A of the 2019 Form 10-K, Part II, Item 1A of our Q1 2020 Form 10-Q and Part II, Item 1A, of this Report for further discussion of risks related to COVID-19.

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

Goodwill and Intangible Assets. We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions.  In accordance with ASC 350-20 “Goodwill”, acquired goodwill is not amortized, but is subject to impairment testing at least annually and when an event occurs or circumstances change, which indicates it is more likely than not an impairment exists.  As a result of the effect of COVID-19 on overall economic trends, the Company's operating results and the decrease in the Company’s share price as of March 31, 2020, management determined that potential impairment triggers had occurred and performed impairment testing as of March 31, 2020.  As of March 31, 2020, when the impairment review was performed, we determined that no goodwill or intangible asset impairment had occurred and the fair value of goodwill was higher than our carrying value.  As of June 30, 2020, we determined that no new triggering events had occurred during the second quarter of 2020 and in accordance with ASC 350-20 an updated impairment review was not performed.

For a complete description of our accounting policies other than goodwill and intangible assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our 2019 Form 10-K.  We have reviewed those policies and determined that they remain our critical accounting policies for the six months ended June 30, 2020.

Results of Operations: Three months ended June 30, 2020 compared to three months ended June 30, 2019

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).  We have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services related to our food service technology market, previously included in TSG, to Food service technology for all periods presented in this Report.

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Food service technology	$1,204	22.8%	$1,123	9.9%	$81	7.2%
POS automation and banking	481	9.1%	1,644	14.5%	(1,163)	(70.7%)
Casino and gaming	1,360	25.7%	5,631	49.6%	(4,271)	(75.8%)
Lottery	817	15.5%	134	1.2%	683	509.7%
Printrex	8	0.1%	285	2.5%	(277)	(97.2%)
TSG	1,415	26.8%	2,533	22.3%	(1,118)	(44.1%)
	$5,285	100.0%	$11,350	100.0%	$(6,065)	(53.4%)

International *	$684	12.9%	$2,635	23.2%	$(1,951)	(74.0%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2020 decreased $6.1 million, or 53%, from the same period in 2019.  Printer, terminal and other hardware sales volume decreased 64% to approximately 10,000 units for the second quarter of 2020 driven primarily by a 79% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 58% decrease in the POS automation and banking market.  These decreases were partially offset by a 373% increase in unit volume in the lottery market.  The average selling price of our printers, terminals and other hardware increased 4% for the second quarter of 2020 compared to the second quarter of 2019 due primarily to a lower level of POS automation and banking printer sales, which sell at a lower price than our other products.

International sales for the second quarter of 2020 decreased $2.0 million, or 74%, from the same period in 2019 due primarily to an 82% decrease in sales in the international casino and gaming market.

Food service technology. Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  The BOHA! terminal is equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$1,056	87.7%	$978	87.1%	$78	8.0%
International	148	12.3%	145	12.9%	3	2.1%
	$1,204	100.0%	$1,123	100.0%	$81	7.2%

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Hardware	$545	45.3%	$798	71.1%	$(253)	(31.7%)
Software, labels and other recurring revenue	659	54.7%	325	28.9%	334	102.8%
	$1,204	100.0%	$1,123	100.0%	$81	7.2%

The increase in food service technology sales for the second quarter of 2020 compared to the second quarter of 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 103%, including a 116% increase in label sales and a 291% increase in software sales, compared to the prior year period, despite the impact from the COVID-19 pandemic, though such sales had a low base following the launch of BOHA! in March 2019.  Hardware sales for the second quarter of 2020 decreased 32% compared to the second quarter of 2019 primarily due to the impact from the COVID-19 pandemic that resulted in widespread store closings and/or substantially reduced customer operations.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Prior to 2020, revenue included sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  We exited the banking market during 2018.  Sales of our worldwide POS automation and banking products for the three months ended June 30, 2020 and  2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$481	100.0%	$1,639	99.7%	$(1,158)	(70.7%)
International	–	0.0%	5	0.3%	(5)	(100.0%)
	$481	100.0%	$1,644	100.0%	$(1,163)	(70.7%)

The decrease in both domestic and international POS automation and banking product revenue for the second quarter of 2020 compared to the second quarter of 2019 was primarily driven by a 70% decrease in sales of our Ithaca® 9000 printer due to the impact of the COVID-19 pandemic on sales to McDonald’s.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$970	71.3%	$3,492	62.0%	$(2,522)	(72.2%)
International	390	28.7%	2,139	38.0%	(1,749)	(81.8%)
	$1,360	100.0%	$5,631	100.0%	$(4,271)	(75.8%)

The decrease in domestic sales of our casino and gaming products was due to a 74% decline in domestic sales of our thermal casino printers in the second quarter of 2020 compared to the second quarter of 2019, driven by industry-wide weakness resulting in lower sales to our OEMs as they were impacted by casino closures through most of the second quarter of 2020 due to the COVID-19 pandemic.  We had no new EPICENTRAL™ software installations during the second quarter of 2020 or 2019.  Sales of domestic EPICENTRALTM are project based and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales of our casino and gaming products in the second quarter of 2020 compared to the second quarter of 2019 was due to a 76% decrease in sales of our thermal casino printers and a 92% decrease in sales of our off-premise gaming printers due to the negative impact of the COVID-19 pandemic.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”) and, to a lesser extent, other lottery system companies for various lottery applications. Sales of our worldwide lottery printers for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$817	100.0%	$132	98.5%	$685	518.9%
International	–	0.0%	2	1.5%	(2)	(100.0%)
	$817	100.0%	$134	100.0%	$683	509.7%

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we have decided to exit the lottery market and to shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Sales of our worldwide Printrex printers for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$6	75.0%	$230	80.7%	$(224)	(97.4%)
International	2	25.0%	55	19.3%	(53)	(96.4%)
	$8	100.0%	$285	100.0%	$(277)	(97.2%)

The decrease in sales of Printrex printers for the second quarter of 2020 compared to the second quarter of 2019 resulted primarily from lower domestic and international sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Due to the uncertainty of current and future market conditions attributable to the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact to our Printrex market, but we expect Printrex sales in fiscal year 2020 to be less than Printrex sales in fiscal year 2019.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, POS receipt paper, and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  TSG sales for all periods presented in this Report exclude the sales of labels, extended warranty and service contracts, and technical support services related to our food service technology market, which have been reclassified to Food Service Technology.  Sales in our worldwide TSG market for the three months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$1,271	89.8%	$2,244	88.6%	$(973)	(43.4%)
International	144	10.2%	289	11.4%	(145)	(50.2%)
	$1,415	100.0%	$2,533	100.0%	$(1,118)	(44.1%)

The decrease in domestic revenue from TSG for the second quarter of 2020 as compared to the second quarter of 2019 was primarily due to a 83% decline in consumable sales resulting largely from lower sales of legacy HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS receipt paper.  In addition, we experienced a 24% decrease in sales of replacement parts, primarily due to lower sales volume of  lottery printer spare parts to IGT, which sales can vary significantly from quarter to quarter, and a 35% decrease in service sales primarily related to a service contract with a banking customer that is expected to end in 2020.  We expect TSG sales to decrease for the full year 2020 compared to 2019 due to lower expected sales of lottery printer spare parts to IGT as we exited the lottery market at the end of 2019 and lower service sales related to the service contract with a banking customer that is expected to end in 2020.

Internationally, TSG revenue decreased for the second quarter of 2020 compared to the second quarter of 2019 primarily due to a 60% decrease in sales of replacement parts and accessories to international casino and gaming customers due to the impact of the COVID-19 pandemic and the resulting closures of many casinos and other gaming establishments, which are gradually being reversed.

Gross Profit.  Gross profit for the three months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,290	$5,704	(59.9%)	43.3%	50.3%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and support of our EPICENTRALTM print system and BOHA! ecosystem.  For the second quarter of 2020, gross profit decreased $3.4 million, or 60%, due primarily to a 53% decline in sales during the second quarter of 2020 compared to the second quarter of 2019.  Gross margin decreased 700 basis points to 43.3% for the second quarter of 2020 compared to 50.3% for the second quarter of 2019 due to the impact of fixed manufacturing overhead expenses on lower sales volume as a result of the effects of the COVID-19 pandemic, partially offset by cost saving measures taken in late March in response to the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$1,367	$1,115	22.6%	25.9%	9.8%

Engineering, design and product development expense primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Such expenses increased $252 thousand, or 23% for the second quarter of 2020 compared to the second quarter of 2019, primarily due to continued and expanded development of our food service technology products.  We expect engineering, design and product development expense for the full year 2020 to be slightly higher than the full year 2019 as we expect to continue our strategic investments in our food service technology products despite the COVID-19 pandemic.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$1,419	$2,089	(32.1%)	26.8%	18.4%

Selling and marketing expense primarily includes salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Such expenses decreased $670 thousand, or 32%, for the second quarter of 2020 compared to the second quarter of 2019 due to cost saving measures taken in late March 2020 in response to the expected impact of the COVID-19 pandemic.  The Company expects to maintain these cost saving measures in the near term.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,242	$2,191	2.3%	42.4%	19.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $51 thousand, or 2%, in the second quarter of 2020 compared to the second quarter of 2019 due primarily to higher professional and legal expenses partially offset by a decrease in discretionary spending due to cost saving initiatives enacted in response to the COVID-19 pandemic.

Operating (Loss) Income. Operating income for the three months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$(2,738)	$309	(986.1%)	(51.8%)	2.7%

Operating income decreased $3 million for the second quarter of 2020 compared to the second quarter of 2019 due primarily to the decrease in sales of 53% and a 700 basis point decline in gross margin due to the impact from the COVID-19 pandemic.  The decrease in operating income was partially offset by a 7% decrease in operating expenses due to the cost saving initiatives in place for the second quarter of 2020.

Interest, net. We recorded net interest expense of $25 thousand for the second quarter of 2020 compared to $7 thousand for the second quarter of 2019.  The increase in interest expense was primarily due to interest on borrowings from our revolving line of credit in the second quarter of 2020 compared to no borrowings during the second quarter of 2019.  We expect net interest expense to increase for the full year 2020 compared to the full year 2019 due to anticipated borrowings from our revolving line of credit in 2020 resulting from the COVID-19 pandemic and the ramping up of investment in our food service technology market compared to no borrowings during 2019.

Other, net. We recorded other expense of $11 thousand for the second quarter of 2020 compared to $142 thousand for the second quarter of 2019 due to lower foreign currency exchange losses recorded by our U.K. subsidiary for the second quarter of 2020 compared to the second quarter of 2019.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our U.K. subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the second quarter of 2020 of $921 thousand at an effective tax rate of 33.2%, compared to an income tax benefit for the second quarter of 2019 of $26 thousand at an effective tax rate of -16.3%.  The effective tax rate for the second quarter of 2020 was higher as it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the second quarter of 2019 was lower as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act of 2017 as well as near breakeven pre-tax income in the second quarter of 2019.

Net (Loss) Income. We reported a net loss for the second quarter of 2020 of $1.9 million, or $(0.25) per diluted share, compared to net income of $0.2 million, or $0.02 per diluted share, for the second quarter of 2019.

Results of Operations:   Six months ended June 30, 2020 compared to six months ended June 30, 2019

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market  for the six months ended June 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).  We have reclassified sales of labels and other recurring revenue items, which includes extended warranty and service contracts, and technical support services related to our food service technology market, previously included in TSG, to Food service technology for all periods presented in this Report.

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Food service technology	$2,575	16.6%	$2,336	10.2%	$239	10.2%
POS automation and banking	2,039	13.1%	2,921	12.8%	(882)	(30.2%)
Casino and gaming	6,291	40.5%	11,114	48.5%	(4,823)	(43.4%)
Lottery	817	5.3%	831	3.6%	(14)	(1.7%)
Printrex	125	0.8%	627	2.7%	(502)	(80.1%)
TSG	3,685	23.7%	5,071	22.2%	(1,386)	(27.3%)
	$15,532	100.0%	$22,900	100.0%	$(7,368)	(32.2%)

International *	$3,516	22.6%	$5,178	22.6%	$(1,662)	(32.1%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2020 decreased $7.4 million, or 32%, from the same period in 2019. Printer, terminal and other hardware sales volume decreased by 38% to approximately 35,000 units for the first six months of 2020 driven by decreases across all our markets.  These volume decreases were primarily due to a 45% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 23% and 27% unit decrease in our POS automation and banking market and lottery market, respectively.  The average selling price of our printers, terminals and other hardware remained consistent decreasing 1% for the first six months of 2020 compared to the first six months of 2019.

International sales decreased $1.7 million, or 32%, primarily driven by a 34% decrease of international casino and gaming sales.

Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2020 and 2019 are reflected in the tables below (in thousands, except percentages). We have reclassified sales of labels and other recurring revenue items, which includes  extended warranty and service contracts, and technical support services related to our food service technology market, previously included in TSG to Food service technology for all periods presented in this Report.

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$2,295	89.1%	$2,095	89.7%	$200	9.5%
International	280	10.9%	241	10.3%	39	16.2%
	$2,575	100.0%	$2,336	100.0%	$239	10.2%

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Hardware	$1,300	50.5%	$1,701	72.8%	$(401)	(23.6%)
Software, labels and other recurring revenue	1,275	49.5%	635	27.2%	640	100.8%
	$2,575	100.0%	$2,336	100.0%	$239	10.2%

The increase in food service technology sales in the first six months of 2020 compared to the first six months of 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 101%, including a 102% increase in label sales and a 333% increase in software sales compared to the prior year period, though off a low base following the launch of BOHA! in March 2019.   Hardware sales declined by 24% primarily attributable to lower sales of our AccuDate 9700 terminal due to the impact from the COVID-19 pandemic that resulted in widespread store closings and/or substantially reduced customer operations.

POS automation and banking. Sales of our worldwide POS automation and banking products for the six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$2,035	99.8%	$2,898	99.2%	$(863)	(29.8%)
International	4	0.2%	23	0.8%	(19)	(82.6%)
	$2,039	100.0%	$2,921	100.0%	$(882)	(30.2%)

The decrease in both domestic and international POS automation and banking sales for the first six months of 2020 compared to the first six months of 2019 was primarily driven by a 29% decrease in domestic sales of our Ithaca® 9000 printer due to the impact of the COVID-19 pandemic on sales to McDonald’s.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$3,528	56.1%	$6,916	62.2%	$(3,388)	(49.0%)
International	2,763	43.9%	4,198	37.8%	(1,435)	(34.2%)
	$6,291	100.0%	$11,114	100.0%	$(4,823)	(43.4%)

The decrease in domestic sales of our casino and gaming products for the first half of 2020 compared to the first half of 2019 was due primarily to a 49% decrease in domestic sales of our thermal casino printer, driven by industry-wide weakness resulting in lower sales to our OEMs as they were impacted by casino closures through most of the second quarter of 2020 due to the COVID-19 pandemic.  We had no new EPICENTRAL™ software installations during the first six months of 2020 or 2019.  Sales of domestic EPICENTRALTM are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international casino and gaming sales for the first half of 2020 compared to the first half of 2019 was due primarily to a 73% decline in international sales of our off-premise gaming printers and a 21% decline in sales of our thermal casino printer due to the negative impact of the COVID-19 pandemic.

Lottery. Sales of our worldwide lottery printers for the six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$817	100.0%	$829	99.8%	$(12)	(1.4%)
International	–	0.0%	2	0.2%	(2)	(100.0%)
	$817	100.0%	$831	100.0%	$(14)	(1.7%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we have decided to exit the lottery market and to shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Sales of our worldwide Printrex printers for the six months ended June 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$67	53.6%	$527	84.1%	$(460)	(87.3%)
International	58	46.4%	100	15.9%	(42)	(42.0%)
	$125	100.0%	$627	100.0%	$(502)	(80.1%)

The decrease in sales of Printrex printers for the first six months of 2020 compared to the first six months of 2019 resulted primarily from lower domestic and international sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).  TSG sales for all periods presented in this Report exclude the sales of labels, extended warranty and service contracts, and technical support services related to our food service technology market, which have been reclassified to Food service technology.

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		$ Change	% Change
Domestic	$3,274	88.8%	$4,457	87.9%	$(1,183)	(26.5%)
International	411	11.2%	614	12.1%	(203)	(33.1%)
	$3,685	100.0%	$5,071	100.0%	$(1,386)	(27.3%)

The decrease in domestic TSG sales for the first six months of 2020 as compared to the first six months of 2019 was primarily due to a 71% decline in consumable sales resulting largely from lower sales of legacy HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS receipt paper.  In addition, we experienced 27% lower service sales primarily related to a service contract with a banking customer that is expected to end in 2020.  This decrease was partially offset by 7% higher sales of replacement parts, primarily from higher lottery printer spare parts to IGT which can vary significantly from quarter to quarter.

Internationally, TSG sales decreased for the first six months of 2020 compared to the first six months of 2019 primarily due to a 44% decrease in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit for the six months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$7,208	$11,790	(38.9%)	46.4%	51.5%

Gross profit decreased $4.6 million, or 39%, for the first six months of 2020 compared to the first six months of 2019 due primarily to a 32% decline in sales for the first six months of 2020 compared to the same period in the prior year. Gross margin decreased 510 basis points, to 46.4% for the first six months of 2020 compared to 51.5% for the first six months of 2019 due primarily to the impact of fixed manufacturing overhead expenses on lower sales volume as a result of the effects of the COVID-19 pandemic, partially offset by cost savings measures taken in late March 2020 in response to the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,752	$2,280	20.7%	17.7%	10.0%

Engineering, design and product development expenses increased $472 thousand, or 21%, in the first six months of 2020 compared to the first six months of 2019 primarily due to continued and expanded development for our food service technology products despite the COVID-19 pandemic.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$3,627	$3,943	(8.0%)	23.4%	17.2%

Selling and marketing expenses decreased $316 thousand, or 8%, during the first six months of 2020 compared to the first six months of 2019 due to cost saving measures taken in late March 2020 in response to the expected impact of the COVID-19 pandemic which more than offset the increase in sales and marketing expenses from new and expanded marketing programs and promotions to support our food service technology products that were implemented during the first quarter of 2020 prior to the COVID-19 outbreak.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$4,862	$4,481	8.5%	31.3%	19.6%

General and administrative expenses increased $381 thousand, or 9%, in the first six months of 2020 compared to the first six months of 2019 due primarily to higher professional and legal expenses partially offset by a decrease in discretionary spending due to cost saving initiatives enacted in response to the COVID-19 pandemic.

Operating (Loss) Income. Operating (loss) income for the six months ended June 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$(4,033)	$1,086	(471.4%)	(26.0%)	4.7%

Our operating income decreased $5.1 million during the first six months of 2020 compared to the first six months of 2019 due to the decrease in sales of 32%, the 510 basis point decrease in gross margin and 5% increase in operating expenses during the first six months of 2020 compared to the first six months of 2019.

Interest, net. We recorded net interest expense of $22 thousand for the first six months of 2020 compared to $13 thousand for the first six months of 2019.  The increase in interest expense was due to interest on borrowings from our revolving line of credit in the second quarter of 2020 compared to no borrowings during the first half of 2019.

Other, net. We recorded other expense of $176 thousand for the first six months of 2020 compared to $52 thousand for the first six months of 2019 due to higher foreign currency exchange losses recorded by our U.K. subsidiary for the first six months of 2020 compared to the first six months of 2019.

Income Taxes. We recorded an income tax benefit for the first six months of 2020 of $1.4 million at an effective tax rate of 32.8%, compared to an income tax provision during the first six months of 2019 of $0.1 million at an effective tax rate of 8.7%.  The effective tax rate for the first six months of 2020 was higher as it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the first six months of 2019 was unusually low as it included the FDII deduction and the impact on the tax rate on lower pre-tax income.

Net (Loss) Income. We reported a net loss for the first six months of 2020 of $2.8 million, or $(0.38) per diluted share, compared to net income of $0.9 million, or $0.12 per diluted share, for the first six months of 2019.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2020, our cash and cash equivalents balance decreased $1.1 million, or 27%, from December 31, 2019. We ended the second quarter of 2020 with $3.1 million in cash and cash equivalents, of which $0.1 million was held by our U.K. subsidiary, and outstanding borrowings of $2.2 million primarily from the PPP Loan.

Operating activities: The following significant factors affected our cash used in operating activities of $2.3 million for the first six months of 2020 as compared to cash provided by operating activities of $1.6 million for the first six months of 2019:

During the first six months of 2020:
●	We reported a net loss of $2.8 million.
●	We recorded depreciation and amortization of $0.5 million and share-based compensation expense of $0.4 million.
●	Accounts receivable decreased $3.1 million, or 48%, due primarily to lower sales volume during the second quarter of 2020.
●	Inventories decreased by less than 1% due primarily to the utilization of inventory on hand to fulfill sales and delaying inventory purchases to the second half of 2020.
●
Accounts payable decreased $1.7 million, or 56%, due primarily to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020 and delaying inventory purchases to the second half of 2020 to improve our liquidity.

●	Accrued liabilities and other liabilities decreased $0.7 million, or 10%, due primarily to the payment of 2019 annual bonuses in March 2020.

During the first six months of 2019:
●	We reported net income of $0.9 million.
●	We recorded depreciation and amortization of $0.5 million and share-based compensation expense of $0.4 million.
●	Accounts receivable decreased $1.7 million, or 21%, due primarily to the collection of receivables for 2018 sales and lower sales volume in the second quarter of 2019.
●	Inventories increased $1.4 million, or 11%, due primarily to the buildup of inventory on hand to support future anticipated sales of BOHA! hardware products in the Food service technology market.
●
Other current and long term assets increased $0.3 million, or 46% due primarily to an advanced payment of royalty fees to a technology partner for software solutions used in our Food service technology market.

●	Accounts payable increased $0.3 million, or 8%, due primarily to the timing of inventory purchases made during the second quarter of 2019.
●	Accrued liabilities and other liabilities decreased $0.6 million, or 15%, due primarily to the payment of 2018 annual bonuses in March 2019.

Investing activities:  Our capital expenditures, including capitalized software costs, were $0.5 million and $0.4 million for the first six months of 2020 and 2019, respectively.  Expenditures for the first six months of 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Expenditures for the first six months of 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment.  Additionally, during the first quarter of 2020, prior to widespread shutdowns in the United States in response to the COVID-19 pandemic, we loaned an additional $0.6 million to an unaffiliated third party.

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

Financing activities:   Financing activities provided $2.3 million of cash for the first six months of 2020 primarily from the $2.2 million in funds received from the PPP Loan and proceeds of $0.4 million from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  During the first six months of 2020 we borrowed and subsequently repaid $2.8 million from our Siena Credit Facility.  During the first six months of 2019, we used $1.6 million of cash from financing activities to pay dividends of $1.3 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.

Credit Facility and Borrowings.
On March 13, 2020, we entered into the Siena Credit Facility with Siena Lending Group LLC and terminated our credit facility with TD Bank N.A..  The Siena Credit Facility provides for a revolving credit line of up to $10 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%.  The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.  Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a quarterly financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA.  As of June 30, 2020, we had $6 thousand of outstanding borrowings under the Siena Credit Facility and were in compliance with our financial covenant.  The following table lists the financial covenant at June 30, 2020.

Financial Covenant	Requirement	Calculation at June 30, 2020
EBITDA	Minimum of $(3,131)	$(2,301)

On May 1, 2020 (the “Loan Date”), the Company entered into the PPP Loan with Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the Paycheck Protection Program (the “PPP”) which is administered by the SBA and was established under Division A, Title I of the CARES Act, enacted March 27, 2020.

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

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 60% (as amended) of the proceeds of the PPP Loan must be used for eligible payroll costs for the PPP Loan to be forgivable. The Company has maximized the use of the PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet until the forgiveness determination has been made by the SBA.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which was subject to the Board’s approval each quarter.  Our Board of Directors declared an increase to the quarterly cash dividend from $0.06 to $0.07 per share in May 2013, from $0.07 to $0.08 per share in May 2014, and from $0.08 to $0.09 per share in May 2017.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per in the three months ended June 30, 2019.  On January 23, 2020, our Board of Directors announced the cessation of the quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Stock Repurchase Program
Prior to its expiration on December 31, 2019, we maintained a stock repurchase program (the "2018 Stock Repurchase Program") whereby we were authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the six months ended June 30, 2020 and 2019, we did not repurchase any shares of our common stock.  As of June 30, 2020, we did not have an authorized stock repurchase program.

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional credit facilities within the next twelve months beyond our Siena Credit Facility and the PPP Loan, which are discussed above, nor does it anticipate a material change in the terms or covenants pertaining to its current facilities.  To better align costs with the current business environment, on March 24, 2020 the Company announced several cost reduction actions.  Such actions included the furlough of approximately 10% of the Company’s workforce, a 10% reduction in the salaries of all salaried, non-commissioned employees, including the executive officers, a reduction in sales commissions for all commissioned employees, a 10% reduction of cash retainer fees for all non-employee directors and the elimination of discretionary spending wherever possible.  Upon receipt of the PPP Loan, management was able to bring back the furloughed employees and intends to apply for forgiveness by maximizing the use of the PPP Loan proceeds for qualifying expenses.  However, after fully using the proceeds of the PPP Loan by June 30, 2020, we took additional cost saving actions in July 2020 that included reducing our workforce by approximately 20% through a combination of temporary furloughs and permanent headcount reductions as well as instituting a 10% pay reduction for all hourly employees.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, borrowings available under our Siena Credit Facility, and savings from the cost reduction actions discussed above will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact unknown.  As a result, we are currently evaluating several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our 2019 Form 10-K.

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

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our 2019 Form 10-K.  There has been no material change in our exposure to market risk during the six months ended June 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2020.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting as described below. As of June 30, 2020, these material weaknesses were not fully remediated and our disclosure controls and procedures were not effective as of June 30, 2020.  Management is undertaking efforts to remediate the material weaknesses, which are described below.

Notwithstanding these material weaknesses, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our 2019 Form 10-K and the Condensed Consolidated Financial Statements included in this Report for the six months ended June 30, 2020 are fairly stated in all material respects in accordance with GAAP for each of the periods presented, and that they can still be relied upon.

Material Weaknesses in Internal Control Over Financial Reporting

We identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of June 30, 2020 and December 31, 2019 and 2018.

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

These control deficiencies constituted material weaknesses, but did not result in a material misstatement to our annual or interim consolidated financial statements. However, if the these material weaknesses are not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which includes taking the following steps to remediate the identified control deficiencies and material weaknesses:

•
To address the Access Control Weakness, we utilized the services of an Oracle consulting firm and an accounting firm unrelated to our Independent Registered Accounting Firm, to assist us in analyzing and reviewing Oracle access for all users.  During the first quarter of 2020 we completed the analysis and deployed an action plan.  Based on the analysis and action plan, during the second quarter of 2020 we created new Oracle responsibilities for each employee for which a conflict was identified to remove Oracle transactional responsibilities that we believed to be conflicting and reassigned those responsibilities to a different employee to ensure proper segregation of duties. We completed the implementation of the new Oracle responsibilities for all users in July 2020.  Currently, we are finalizing the enhancement and implementation provisioning and user certification controls to ensure we maintain the appropriate segregation of duties within Oracle following the analysis as well as test for operational effectiveness of the newly implemented controls.  We expect to complete the remediation of the Access Control Weakness during the third quarter of 2020.

•
To address the Spreadsheet Control Weakness, for each key spreadsheet we plan to evaluate and determine (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all other key spreadsheets, we plan to design and implement a new key control to validate completeness and accuracy of information supporting our accounting records.  During the first six months of 2020, we began the process of evaluating each key spreadsheet based on the above criteria, and for several key spreadsheets, we implemented a new key control to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.

We believe these steps will address the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2020, we are unaware of any legal proceedings, pending or threatened, against the Company that management believes are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

In light of recent developments related to the COVID-19 pandemic, the Company is supplementing the risk factors  disclosed in Part I, Item 1A of our 2019 Form 10-K and in Part II, Item 1A of our Q1 2020 Form 10-Q to include the following risk factors.

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

As a result of the COVID-19 pandemic and the numerous disease control measures being taken to limit the spread of COVID-19, we have experienced, and can be expected to continue to experience, disruptions to our business, our operations, the delivery of our products and customer demand for our products, including the following:

•
operating losses in excess of those we anticipated in transitioning our business focus toward the food service technology market, which, in addition to the factors discussed below, may require us to seek to obtain additional capital through debt or equity financings or other arrangements to fund operations, or if such arrangements are not available, to take additional significant cost-cutting measures;

•
supply chain disruptions, including delayed product shipments from two contract manufacturers located in China and Thailand that conduct approximately 80% and 19%, respectively, of our printer and terminal manufacturing, which, if sustained, could lead to insufficient inventory levels and harm our ability to deliver products to our customers on time or at all;

•
continuing or new restrictions on the  operations of our customers in the casino industry and food service industry, including, in some cases, partial or complete business shutdowns, which have resulted in, and are likely to continue to result in, reduced demand for our products in the two primary markets that we serve;

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

•
a permanent reduction in workforce, furlough of workers and an across-the-board 10% salary reduction, as well as other cost-cutting measures we have taken to help mitigate the impact of the COVID-19 crisis on our business, which may, along with any additional such measures that may be taken in the future, impair our ability to operate and have a negative effect on employee loyalty and our reputation and, if furloughed employees do not return following the crisis, or if employees seek higher-paying jobs, may limit our ability to restart operations following the crisis and to grow our food service technology business as planned;

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

•
If we issue equity or debt securities to raise additional funding, our existing shareholders may experience dilution and we may incur significant financing costs.  If we issue debt securities or otherwise incur additional debt, we would have additional debt service obligations, could become subject to additional restrictions limiting our ability to operate our business, and may be required to further encumber our assets.

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions are likely to occur. The factors described above, which may worsen, have had and, along with other factors that we cannot predict, can be expected to continue to have, a material adverse impact on our business, operations, financial condition, results of operations and capital resources.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 pandemic and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, operations, financial condition, results of operations and capital resources.

In addition, any of the risks and uncertainties set forth in Part I, Item 1A of our 2019 Form 10-K can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources and the achievement of our strategic objectives.

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

Our ability to comply with the covenants under the Loan Agreement or to maintain our borrowing base may be affected by events beyond our control, including deteriorating economic conditions and consequences of the COVID-19 crisis. For example, the minimum EBITDA covenant, as applicable to periods through March 31, 2021, is based on financial projections prepared before most COVID-19-related operating restrictions were put in place in the United States, and our actual EBITDA for any of those periods may be substantially less than projected in such forecasts. In such event, we may not be able to comply with the covenant. In addition, reductions in the value of accounts receivable and inventory have occurred and are likely to continue to occur due to decreases in sales and production that have occurred as a result of the COVID-19 pandemic. Further, certain slow-moving inventory and accounts receivable that remain unpaid for a specified period of time are excluded from the borrowing base calculation. Thus, a decline in economic conditions and/or a decline in the financial condition of customers in the industries we serve, such as the decline that has occurred in the casino and food service industries in connection with the COVID-19 pandemic, has impacted and may continue to negatively impact the borrowing base both by decreasing the value of existing accounts and reducing the number and amount of new accounts. If we overestimate our inventory needs due to the uncertainty surrounding the COVID-19 pandemic and the duration of its impact on customer closures and economic conditions, we may have inventory that is considered slow-moving and thus excluded from the borrowing base calculation, and any reduction in production in response to decreased demand would also result in a lower inventory value and thus a lower borrowing base.

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

10.1 †
TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (000-21121) filed with the SEC on April 23, 2020).

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 10, 2020	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: August 10, 2020	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)