Form 10-Q
period 2020-09-30
TRANSACT TECHNOLOGIES INC
filed 2020-11-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 0-21121

TRANSACT TECHNOLOGIES INC

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of October 31, 2020, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,928,885.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$947	$4,203
Accounts receivable, net	4,918	6,418
Note receivable	100	1,017
Inventories	12,503	12,099
Prepaid income taxes	88	180
Other current assets	1,213	998
Total current assets	19,769	24,915

Fixed assets, net of accumulated depreciation of $19,468 and $19,010, respectively	2,339	2,244
Note receivable, net of current portion	1,566	–
Right-of-use asset	3,794	2,855
Goodwill	2,621	2,621
Deferred tax assets	4,574	2,565
Intangible assets, net of accumulated amortization of $3,953 and $3,771, respectively	634	817
Other assets	192	44
	15,720	11,146
Total assets	$35,489	$36,061

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,458	$2,960
Accrued liabilities	3,053	3,041
Lease liability	857	945
Deferred revenue	479	700
Total current liabilities	6,847	7,646

Long-term debt	2,173	–
Deferred revenue, net of current portion	120	219
Lease liability, net of current portion	3,053	2,104
Other liabilities	128	166
	5,474	2,489
Total liabilities	12,321	10,135

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 11,593,727 and 11,515,090 shares issued, respectively; 7,548,885 and 7,470,248 shares outstanding, respectively	116	115
Additional paid-in capital	33,560	32,604
Retained earnings	21,636	25,348
Accumulated other comprehensive loss, net of tax	(34)	(31)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	23,168	25,926
Total liabilities and shareholders’ equity	$35,489	$36,061

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Net sales	$7,300	$11,686	$22,832	$34,586
Cost of sales	3,951	6,140	12,275	17,250

Gross profit	3,349	5,546	10,557	17,336

Operating expenses:
Engineering, design and product development	1,445	1,048	4,197	3,328
Selling and marketing	1,258	1,947	4,885	5,890
General and administrative	2,125	2,239	6,987	6,720
	4,828	5,234	16,069	15,938

Operating (loss) income	(1,479)	312	(5,512)	1,398
Interest and other income (expense):
Interest, net	(19)	–	(41)	(13)
Other, net	116	(71)	(60)	(123)
	97	(71)	(101)	(136)

(Loss) income before income taxes	(1,382)	241	(5,613)	1,262
Income tax benefit	(515)	(143)	(1,901)	(54)
Net (loss) income	$(867)	$384	$(3,712)	$1,316

Net (loss) income per common share:
Basic	$(0.11)	$0.05	$(0.49)	$0.18
Diluted	$(0.11)	$0.05	$(0.49)	$0.17

Shares used in per-share calculation:
Basic	7,548	7,470	7,533	7,464
Diluted	7,548	7,753	7,533	7,658

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Net (loss) income	$(867)	$384	$(3,712)	$1,316
Foreign currency translation adjustment, net of tax	(84)	(33)	(3)	66
Comprehensive (loss) income	$(951)	$351	$(3,715)	$1,382

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,712)	$1,316
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	644	559
Depreciation and amortization	758	747
Deferred income taxes	(2,008)	(104)
Foreign currency transaction losses	59	153
Changes in operating assets and liabilities:
Accounts receivable	1,429	(367)
Inventories	(446)	82
Prepaid income taxes	87	11
Other current and long-term assets	150	(576)
Accounts payable	(685)	(853)
Accrued liabilities and other liabilities	(508)	(120)
Net cash (used in) provided by operating activities	(4,232)	848

Cash flows from investing activities:
Capital expenditures	(634)	(796)
Additions to capitalized software	–	(304)
Issuance of note receivable	(600)	(1,000)
Net cash used in investing activities	(1,234)	(2,100)

Cash flows from financing activities:
Revolving credit line borrowings	2,756	–
Revolving credit line payments	(2,756)	–
Long-term debt borrowings	2,173	–
Payment of common stock issuance costs	(71)	–
Payment of dividends on common stock	–	(2,011)
Proceeds from stock option exercises	353	–
Withholding taxes paid on stock issuances	(41)	(214)
Payment of bank financing costs	(213)	–
Net cash provided by (used in) financing activities	2,201	(2,225)

Effect of exchange rate changes on cash and cash equivalents	9	(7)

Decrease in cash and cash equivalents	(3,256)	(3,484)
Cash and cash equivalents, beginning of period	4,203	4,691
Cash and cash equivalents, end of period	$947	$1,207

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$15	$91

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Equity beginning balance	$23,888	$27,431	$25,926	$27,567

Common stock
Balance, beginning of period	116	115	115	115
Issuance of shares from stock awards	–	–	1	–
Balance, end of period	116	115	116	115

Additional paid-in capital
Balance, beginning of period	33,329	32,301	32,604	32,129
Share-based compensation expense	231	173	644	559
Issuance of shares from exercise of stock options	–	–	353	–
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	–	–	(41)	(214)
Balance, end of period	33,560	32,474	33,560	32,474

Retained earnings
Balance, beginning of period	22,503	27,108	25,348	27,515
Net (loss) income	(867)	384	(3,712)	1,316
Dividends declared and paid on common stock	–	(672)	–	(2,011)
Balance, end of period	21,636	26,820	21,636	26,820

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	50	17	(31)	(82)
Foreign currency translation adjustment, net of tax	(84)	(33)	(3)	66
Balance, end of period	(34)	(16)	(34)	(16)

Equity ending balance	23,168	27,283	23,168	27,283

Supplemental share information
Issuance of shares from stock awards	2	1	93	73
Relinquishment of stock awards to pay withholding taxes	–	–	14	21
Dividends per share of common stock	$–	$0.09	$–	$0.27

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, have significantly reduced recent customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and severity of the reduction in demand due to the pandemic remains uncertain. Accordingly, we expect that the fourth quarter of 2020 will continue to be negatively impacted.

While we began to experience a modest recovery during the third quarter of 2020 and expect this recovery to continue in the fourth quarter of 2020, the exact timing and pace of recovery is unknown given uncertainty surrounding future responsive measures that may be implemented in the upcoming winter months and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we have implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we have implemented, and will continue to implement cost saving initiatives through at least the end of 2020, including:
•	a reduction of our workforce starting in July 2020 by approximately 20% through a combination of employee terminations and temporary furloughs that we expect to continue through the end of 2020;
•
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers, starting in March 2020.  From May 1, 2020 until early July 2020, employees below the vice president level were paid their full salary as a result of the receipt of the PPP Loan proceeds (defined below);

•	a reduction in sales commissions for all commissioned employees starting in March 2020;
•	a 10% reduction of cash retainer fees for all non-employee directors starting in March 2020; and
•	the elimination of discretionary spending wherever possible starting in March 2020.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we have taken the following actions to increase liquidity and strengthen our financial position.
•
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.  See Note 11 for further details related to the Offering.

•
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return our furloughed employees to full time employment and to restore certain pay cuts until the PPP Loan proceeds were exhausted.

•	New Credit Facility – On March 13, 2020, we entered into a new credit with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.
•	Reduced Capital Expenditures – We have limited capital expenditures until market conditions improve.

We may further modify or supplement the expense management measures we have implemented and the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (this “Report”) were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility and the net proceeds from the Offering will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Consolidated Financial Statements were issued.

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital spend and other operating costs. Our current assumptions are that casinos and restaurants remain open and continue to gradually increase capacity limitations during the fourth quarter of 2020 and into the first half of 2021, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to the extended business closures and continuing capacity limitations.  Based on these assumptions we anticipate that sales in casino and gaming and food service technology will continue to be negatively impacted for the foreseeable future.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are well-positioned following the completion of the October 16, 2020 Offering to withstand the impact of lower-than anticipated sales and that we will be able to take additional financial and operations actions if necessary. These actions may include additional expense reductions and capital raising activities.

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of December 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, Company performance and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Our 2019 quantitative impairment test of goodwill and indefinite-lived intangible assets indicated that there was no indication of impairment as of December 31, 2019 because the fair value exceeded our carrying value.

During the three months ended March 31, 2020, our stock price declined to the lowest price since 2009. We determined that the significant decline in our market capitalization and broader economic downturn arising from the COVID-19 pandemic was a triggering event and an indicator that it was more likely than not that the carrying value of goodwill exceeded fair value. Therefore, we concluded that quantitative analyses were required to be performed due to the triggering event occurring during the first quarter of 2020.

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

As of September 30, 2020, we determined that no new triggering events had occurred during the third quarter of 2020 and as a result an updated impairment review was not performed. Based on our impairment assessment performed on March 31, 2020 and subsequent market performance of our stock we do not expect to record an impairment charge in the near future but many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods as a result of both Company-specific and overall economic conditions, including the impacts of COVID-19.  We will continue to monitor and evaluate the carrying value of goodwill. We may be subject to impairments in the future depending on how long the economic and social disruptions resulting from COVID-19 pandemic persist.

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

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$2,081	$268	$2,349	$1,730	$221	$1,951
POS automation and banking	739	3	742	1,494	20	1,514
Casino and gaming	1,552	457	2,009	2,849	2,225	5,074
Lottery	-	-	-	95	-	95
Printrex	5	102	107	213	83	296
TransAct Services Group	1,910	183	2,093	2,490	266	2,756
Total net sales	$6,287	$1,013	$7,300	$8,871	$2,815	$11,686

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,376	$548	$4,924	$3,825	$462	$4,287
POS automation and banking	2,774	7	2,781	4,392	43	4,435
Casino and gaming	5,080	3,220	8,300	9,765	6,423	16,188
Lottery	817	-	817	924	2	926
Printrex	72	160	232	740	183	923
TransAct Services Group	5,184	594	5,778	6,947	880	7,827
Total net sales	$18,303	$4,529	$22,832	$26,593	$7,993	$34,586

Contract balances

Our contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL™ maintenance contracts and testing service contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  We did not have any contract asset balances as of September 30, 2020 or December 31, 2019.  For the first nine months of 2020, we recognized revenue of $1.0 million related to our contract liabilities at December 31, 2019.  For the nine months ended September 30, 2019, we recognized revenue of $0.5 million related to our contract liabilities at December 31, 2018.  Total contract liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)

Customer pre-payments	$126	$232
Deferred revenue, current	479	700
Deferred revenue, non-current	120	219
Total contract liabilities	$725	$1,151

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2020, the aggregate amount of transaction prices allocated to remaining performance obligations was $2.2 million.  The Company expects to recognize revenue on $2.1 million of its remaining performance obligations within the next 12 months following September 30, 2020 and $0.1 million within the next 24 months following September 30, 2020.

3. Note receivable

The note receivable balance relates to a loan given to a third party with an interest rate of 4.5%, which was due in April 2020.  We intend to collect the remaining principal and interest due under the note pursuant to a lender recourse provision that enables us to apply payments that would have been due to the third party under a previously signed long-term royalty agreement towards the loan balance.  A $100 thousand royalty fee is scheduled to be paid to the third party in January 2021 that will instead be applied towards the note receivable balance as it becomes due.  As a result, $100 thousand of the balance was classified as current and the remaining $1.6 million is expected to be reduced thereafter using the lender recourse provision.  Notes receivable are stated at unpaid balances and interest income is recognized on the accrual method.  In March 2020, we loaned an additional $600 thousand to the third party.  For the three and nine months ended September 30, 2020 we recorded $18 thousand and $49 thousand of interest income, respectively.  As of September 30, 2020, we have no allowances for loan losses, unamortized deferred loan fees or unearned discounts.

4. Inventories

The components of inventories were:

	September 30, 2020	December 31, 2019
	(In thousands)

Raw materials and purchased component parts	$4,561	$7,724
Work-in-process	8	–
Finished goods	7,934	4,375
	$12,503	$12,099

5. Accrued product warranty liability

We generally provide warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)

Balance, beginning of period	$215	$273
Warranties issued	53	138
Warranty settlements	(107)	(190)
Balance, end of period	$161	$221

As of September 30, 2020, $128 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $33 thousand was classified as non-current in “Other liabilities”.

6. Debt

On March 13, 2020, we entered into a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “other current assets” in current assets and “other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes a minimum EBITDA financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  As of September 30, 2020, we had $6.6 million of additional borrowing capacity available under the Siena Credit Facility.  We were in compliance with all financial covenants of the Siena Credit Facility at September 30, 2020.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.

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

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(867)	$384	$(3,712)	$1,316

Shares:
Basic: Weighted average common shares outstanding	7,548	7,470	7,533	7,464
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	283	–	194
Diluted: Weighted average common and common equivalent shares outstanding	7,548	7,753	7,533	7,658

Net (loss) income per common share:
Basic	$(0.11)	$0.05	$(0.49)	$0.18
Diluted	$(0.11)	$0.05	$(0.49)	$0.17

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended September 30, 2020 and 2019, there were 1.4 million and 0.3 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2020 and 2019, there were 1.4 million and 0.5 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three and nine months ended September 30, 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

For the three months ended September 30, 2019, dividends declared and paid totaled $0.7 million, or $0.09 per share.  Dividends declared and paid totaled $2.0 million, or $0.27 per share for the nine months ended September 30, 2019.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. Our leases are included in Right-of-use-assets and Lease liabilities in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to seven years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year.  Our right-of-use-asset and lease liability was higher at September 30, 2020 compared to December 31, 2019 due to the extension of one of our leases.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended September 30, 2020 and 2019 was $243 thousand and $256 thousand, respectively, and are reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expense for the nine months ended September 30, 2020 and 2019 was $735 thousand and $764 thousand, respectively.  Operating expenses include short-term lease costs which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash outflows from leases	$779	$772

The following summarizes additional information related to our leases as of September 30, 2020:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.1	5.0
Weighted average discount rate	4.1%	3.7%

The maturity of the Company’s operating lease liabilities as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$261	$1,042
2021	969	711
2022	876	434
2023	711	268
2024	715	273
Thereafter	800	616
Total undiscounted lease payments	4,332	3,344
Less imputed interest	422	295
Total lease liabilities	$3,910	$3,049

10. Income taxes

We recorded an income tax benefit for the third quarter of 2020 of $515 thousand at an effective tax rate of 37.3%, compared to an income tax benefit for the third quarter of 2019 of $143 thousand at an effective tax rate of (59.3%).  For the nine months ended September 30, 2020, we recorded an income tax benefit of $1.9 million at an effective tax rate of 33.9%, compared to an income tax benefit for the nine months ended September 30, 2019 of $54 thousand at an effective tax rate of (4.3%).  The effective tax rates for the three and nine months ended September 30, 2020 were higher than usual as it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the three and nine months ended September 30, 2019 were lower than usual as it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act of 2017 as well as near breakeven pre-tax income in the third quarter of 2019.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2016.  However, our federal tax returns for the years 2017 through 2019 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of September 30, 2020, we had $80 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  For the third quarter of 2020, we recognized $27 thousand of previously unrecognized tax benefits as the statute of limitations on the use of our 2016 resarch and development credit expired during the third quarter of 2020.

We recognize interest and penalties related to uncertain tax positions as income tax (benefit) provision.  As of September 30, 2020, we had $15 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets to reduce the future income tax benefits to expected realizable amounts.

11. Subsequent events

The Company has evaluated events and transactions subsequent to September 30, 2020 and through the date these Condensed Consolidated Financial Statements were included in this Form 10-Q and filed with the SEC.

On October 13, 2020, the Company announced the commencement of an underwritten public offering of the Company’s common stock, $0.01 par value per share.  On October 16, 2020, the Company closed the Offering and sold an aggregate of 1,380,000 shares of common stock (the “Shares”), including 180,000 Shares sold as a result of the exercise in full of the overallotment option granted to the Underwriters (as defined below), at a public offering price of $7.10 per Share. The Shares were issued and sold pursuant to an underwriting agreement, dated October 14, 2020 (the “Underwriting Agreement”) between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein (the “Underwriters”).  Pursuant to the Underwriting Agreement, the Shares were sold to the Underwriters at a discount of 6% to the public offering price, and the Company agreed to reimburse the Underwriters for certain fees and expenses. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds of approximately $8.7 million are expected to be used for working capital and other general corporate purposes, which may include funding the further development of the food service technology business and related sales, marketing and product development efforts, technology improvements and personnel costs in support of the Company’s growth strategy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of  the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”), in Part II, Item 1A of our Quarterly Report on Form 10-Q for the periods ended September 30, 2020 (our “1Q 2020 Form 10-Q”) and June 30, 2020 (our “2Q 2020 Form 10-Q”), in Part II, Item 1A of this Report and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any of such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date of they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated, and its consolidated subsidiaries.

Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including food service technology, point of sale (“POS”) automation, casino and gaming, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic®, EPICENTRAL™, Ithaca®, and Printrex® brand names.  In March 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions. The new BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production operations in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing and scanning activities of customers in the restaurant and hospitality, banking, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Recent Developments
On September 29, 2020, the Company announced the launch of its BOHA! Restaurant Operations Platform and that the Company will begin working with the Apple sales team and their eco-system partners to offer the platform to the restaurant market. The platform pairs the new BOHA! Work Station and iPad with native iOS BOHA! applications that can be downloaded and installed directly from the Apple Business App Store.

Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus and the disease it causes, commonly known as COVID-19, was first reported in China and has since widely impacted the global public health and economic environment.  In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic.  Our business trends through the first two months of the year were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the second and third quarters of 2020.  Unfortunately, the massive economic and social disruptions across the world persist due to COVID-19 and the measures implemented to mitigate its spread.  The food service, casino and gaming and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we have experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 through the third quarter of 2020, particularly in our food service technology and casino and gaming markets.  We saw some improvement in demand during the third quarter of 2020 compared to the second quarter of 2020 as some state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remains lower than 2019, and we expect this trend to continue through the remainder of 2020.  Below is a discussion of the impact of COVID-19 that we have experienced, and that we believe we will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen as state and local governments began to ease restrictions put in place in response to the pandemic.  Many customers have opened under restrictions that limit them to providing drive through, take out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the third quarter of 2020, we experienced sales improvement compared to the second quarter of 2020, as these food service customers reopened for business.  Notwithstanding the gradual resumption of limited operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of being closed for several months and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will, continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers will also be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments will likely be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity with limited game play based on social distancing guidelines.  We anticipate that casinos will continue to limit capacity in the near term and will progressively increase capacity over time.  As casinos gradually recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe will negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos.

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

We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in China and Thailand that conduct almost all of our printer and terminal manufacturing, due to reduced operations at these facilities.  To date, these disruptions have only minimally impacted deliveries to customers due to our high inventory levels and reduced demand for our products.  However, if the delays are sustained or additional disruptions from the pandemic occur, we may have insufficient inventory levels and our ability to deliver products to our customers on time or at all may be impaired.

While it is difficult to predict the magnitude of the impact that the pandemic and the responsive measures will have on our customers and our business, we have taken several actions to manage our expenses during these turbulent and uncertain times.  Such steps include:

•	a reduction of our workforce starting in July 2020 by approximately 20% through a combination of employee terminations and temporary furloughs that we expect to continue through the end of 2020;
•
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers starting in March 2020.  From May 1, 2020 until early July 2020, employees below the vice president level were paid their full salary as a result of the receipt of the PPP Loan (defined below);

•	a reduction in sales commissions for all commissioned employees starting in March 2020;
•	a 10% reduction of cash retainer fees for all non-employee director starting in March 2020; and
•	the elimination of discretionary spending wherever possible starting in March 2020.

In addition, we have taken further measures to increase liquidity, including the following:

•
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.  See Part I, Item 1, Note 11 of this Report for further details related to the Offering.

•
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protections Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return our furloughed employees to full time employment and to restore certain pay cuts until the PPP Loan proceeds were exhausted.

•
New Credit Facility – On March 13, 2020, we entered into a new credit facility (the "Siena Credit Facility") with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.

•	Reduced Capital Expenditures – We have limited capital expenditures until market conditions improve.

Since the onset of the pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service. On March 20, 2020, we instituted work-from-home practices for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates. Because most of our employees already had laptop computers with remote access into our IT systems, we have experienced only minor reductions in productivity and minimal costs related to the implementation of our work-from-home practices.  In addition, even with the move to a work-from-home environment, our existing internal control structure remained operational and unchanged.

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

We have evaluated the recoverability of the assets on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See the risk factors contained in Part I, Item 1A of the 2019 Form 10-K, Part II, Item 1A of our Q1 2020 Form 10-Q and our Q2 2020 Form 10-Q, and Part II, Item 1A, of this Report for further discussion of risks related to COVID-19.

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

Goodwill and Intangible Assets. We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions.  In accordance with ASC 350-20 “Goodwill”, acquired goodwill is not amortized, but is subject to impairment testing at least annually and when an event occurs or circumstances change, which indicates it is more likely than not an impairment exists.  As a result of the effect of COVID-19 on overall economic trends, the Company's operating results and the decrease in the Company’s share price as of March 31, 2020, management determined that potential impairment triggers had occurred and performed impairment testing as of March 31, 2020.  As of March 31, 2020, when the impairment review was performed, we determined that no goodwill or intangible asset impairment had occurred and the fair value of goodwill was higher than our carrying value.  As of June 30, 2020 and September 30, 2020, we determined that no new triggering events had occurred during the second quarter or the third quarter of 2020 and, in accordance with ASC 350-20, an updated impairment review was not performed.  Refer to Note 1 to the Consolidated Financial Statements included in Part I, Item 1 of this Report for additional information about the valuation of goodwill, indefinite-lived intangible assets and long-lived assets.

For a complete description of our accounting policies other than goodwill and intangible assets, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates,” of our 2019 Form 10-K.  We have reviewed those policies and determined that they remain our critical accounting policies for the nine months ended September 30, 2020.

Results of Operations: Three months ended September 30, 2020 compared to three months ended September 30, 2019

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Food service technology	$2,349	32.2%	$1,951	16.7%	$398	20.4%
POS automation and banking	742	10.2%	1,514	13.0%	(772)	(51.0%)
Casino and gaming	2,009	27.5%	5,074	43.4%	(3,065)	(60.4%)
Lottery	–	0.0%	95	0.8%	(95)	(100.0%)
Printrex	107	1.4%	296	2.5%	(189)	(63.9%)
TSG	2,093	28.7%	2,756	23.6%	(663)	(24.1%)
	$7,300	100.0%	$11,686	100.0%	$(4,386)	(37.5%)

International *	$1,013	13.9%	$2,815	24.1%	$(1,802)	(64.0%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2020 decreased $4.4 million, or 38%, from the same period in 2019.  Printer, terminal and other hardware sales volume decreased 58% to approximately 11,000 units for the third quarter of 2020 due to volume decreases in all our markets, but driven primarily by a 64% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 45% decrease in the POS automation and banking market.  The average selling price of our printers, terminals and other hardware increased 3% for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a lower level of POS automation and banking printer sales, which sell at a lower price than our other products.  The sales volume decreases were partially offset by a $1 million, or 157% increase in software, labels and other recurring revenue from our food service technology market.

International sales for the third quarter of 2020 decreased $1.8 million, or 64%, from the same period in 2019 primarily due to an 80% decrease in sales in the international casino and gaming market.

Food service technology. Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  The BOHA! terminal is equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$2,081	88.6%	$1,730	88.7%	$351	20.3%
International	268	11.4%	221	11.3%	47	21.3%
	$2,349	100.0%	$1,951	100.0%	$398	20.4%

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Hardware	$771	32.8%	$1,338	68.6%	$(567)	(42.4%)
Software, labels and other recurring revenue	1,578	67.2%	613	31.4%	965	157.4%
	$2,349	100.0%	$1,951	100.0%	$398	20.4%

The increase in food service technology sales for the third quarter of 2020 compared to the third quarter of 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 157%, primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period, despite the impact from the COVID-19 pandemic.  The increase of label sales for the third quarter of 2020 was primarily due to an initial stocking order to a distributor of a large convenience store chain as well as increased usage by existing customers.  Hardware sales for the third quarter of 2020 decreased 42% compared to the third quarter of 2019 primarily due to the impact from the COVID-19 pandemic that resulted in substantially reduced customer operations.

POS automation and banking. Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Prior to 2020, revenue included sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  We exited the banking market during 2018.  Sales of our worldwide POS automation and banking products for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$739	99.6%	$1,494	98.7%	$(755)	(50.5%)
International	3	0.4%	20	1.3%	(17)	(85.0%)
	$742	100.0%	$1,514	100.0%	$(772)	(51.0%)

The decrease in both domestic and international POS automation and banking product revenue for the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by a 47% decrease in domestic and international sales of our Ithaca® 9000 printer largely attributable to fewer sales to McDonald’s which we believe resulted from the impact of the COVID-19 pandemic.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real-time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$1,552	77.3%	$2,849	56.1%	$(1,297)	(45.5%)
International	457	22.7%	2,225	43.9%	(1,768)	(79.5%)
	$2,009	100.0%	$5,074	100.0%	$(3,065)	(60.4%)

The decrease in domestic sales of our casino and gaming products was primarily due to a 46% decline in domestic sales of our thermal casino printers in the third quarter of 2020 compared to the third quarter of 2019, driven by industry-wide weakness resulting in lower sales to our OEMs as they were negatively impacted by the COVID-19 pandemic.  Many casinos reopened during the third quarter of 2020, although at reduced capacities, which resulted in improved sales in the third quarter of 2020 compared to the second quarter of 2020.  We had no new EPICENTRAL™ software installations during the third quarter of 2020 or 2019.  Sales of domestic EPICENTRALTM are project based and, as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international sales of our casino and gaming products in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to an 81% decrease in sales of our thermal casino printers and a 76% decrease in sales of our off-premise gaming printers attributable to the negative impacts of the COVID-19 pandemic on the international casino and gaming industry.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to International Game Technology and its subsidiaries (“IGT”) and, to a lesser extent, other lottery system companies for various lottery applications. Sales of our worldwide lottery printers for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$–	0.0%	$95	100.0%	$(95)	(100.0%)
International	–	0.0%	–	0.0%	–	0.0%
	$–	0.0%	$95	100.0%	$(95)	(100.0%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire, as we have decided to exit the lottery market and to shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Sales of our worldwide Printrex printers for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$5	4.7%	$213	72.0%	$(208)	(97.7%)
International	102	95.3%	83	28.0%	19	22.9%
	$107	100.0%	$296	100.0%	$(189)	(63.9%)

The decrease in sales of Printrex printers for the third quarter of 2020 compared to the third quarter of 2019 resulted primarily from lower domestic sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices largely attributable to the COVID-19 pandemic.  Due to the uncertainty of current and future market conditions, which may continue to be negatively impacted by the COVID-19 pandemic, we are unable to reasonably estimate the ultimate impact to our Printrex market, but we expect Printrex sales in fiscal year 2020 to be less than Printrex sales in fiscal year 2019.

TSG. Revenue generated by our TSG includes sales of consumable products (inkjet cartridges, ribbons, POS receipt paper, and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$1,910	91.3%	$2,490	90.3%	$(580)	(23.3%)
International	183	8.7%	266	9.7%	(83)	(31.2%)
	$2,093	100.0%	$2,756	100.0%	$(663)	(24.1%)

The decrease in domestic revenue from TSG for the third quarter of 2020 as compared to the third quarter of 2019 was primarily due to a 77% decline in consumable sales resulting largely from lower sales of legacy HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS receipt paper.  In addition, we experienced a 45% decrease in service sales primarily related to a service contract with a banking customer that is expected to end in 2020.  These decreases were partially offset by a 15% increase in sales of replacement parts, primarily due to higher sales volume of lottery printer spare parts to IGT, which sales can vary significantly from quarter to quarter.  We expect TSG sales to decrease for the full year 2020 compared to the full year 2019 due to lower expected sales of the legacy HP inkjet cartridges and lower service sales related to the service contract with a banking customer that is expected to end in 2020.

Internationally, TSG revenue decreased for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a 52% decrease in sales of replacement parts and accessories to international casino and gaming customers attributable to the negative impacts of the COVID-19 pandemic and the resulting closures of many casinos and other gaming establishments, which gradually began to reopen during the third quarter of 2020.

Gross Profit.  Gross profit for the three months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$3,349	$5,546	(39.6%)	45.9%	47.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers and expenses associated with installations and support of our EPICENTRALTM print system and BOHA! ecosystem.  For the third quarter of 2020, gross profit decreased $2.2 million, or 40%, as compared to the third quarter of 2019 due largely to a 38% decline in worldwide sales.  Gross margin decreased 160 basis points to 45.9% for the third quarter of 2020 compared to 47.5% for the third quarter of 2019 primarily due to the impact of fixed manufacturing overhead expenses on lower sales volume as a result of the effects of the COVID-19 pandemic, partially offset by cost saving measures taken in earlier in the year in response to the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$1,445	$1,048	37.9%	19.8%	9.0%

Engineering, design and product development expense primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Such expenses increased $0.4 million, or 38% for the third quarter of 2020 compared to the third quarter of 2019, primarily due to continued and expanded development of our food service technology products.  We expect engineering, design and product development expense for the full year 2020 to be slightly higher than the full year 2019, as we expect to continue our strategic investments in our food service technology products despite the COVID-19 pandemic.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$1,258	$1,947	(35.4%)	17.2%	16.7%

Selling and marketing expense primarily includes salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Such expenses decreased $0.7 million, or 35%, for the third quarter of 2020 compared to the third quarter of 2019 primarily due to continued cost saving measures implemented during the third quarter of 2020 in response to the expected impact of the COVID-19 pandemic.  The Company expects to maintain these cost saving measures for the remainder of 2020.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$2,125	$2,239	(5.1%)	29.1%	19.2%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased $0.1 million, or 5%, in the third quarter of 2020 compared to the third quarter of 2019 primarily due to lower professional and legal expenses and lower discretionary spending resulting from the cost saving initiatives implemented in response to the COVID-19 pandemic.

Operating (Loss) Income. Operating income for the three months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$(1,479)	$312	(574.0%)	(20.3%)	2.7%

Operating income decreased $1.8 million for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a 38% decrease in sales and a 160 basis point decline in gross margin resulting from the negative impacts of the COVID-19 pandemic.  The decrease in operating income was partially offset by an 8% decrease in operating expenses due to the cost saving initiatives in place during the third quarter of 2020.

Interest, net. We recorded net interest expense of $19 thousand for the third quarter of 2020 compared to no interest income or expense for the third quarter of 2019.  The increase in interest expense was primarily due to fees incurred for unused borrowings under the Siena Credit Facility, which has a higher unused borrowing rate than the TD Bank revolving line of credit that was in place during the third quarter of 2019.  We expect net interest expense for the fourth quarter of 2020 to be lower than the third quarter of 2020 due to expected interest income earned on the $8.7 million of net proceeds received from the Offering.

Other, net. We recorded other income of $116 thousand for the third quarter of 2020 compared to other expense of $71 thousand for the third quarter of 2019 due to foreign currency exchange gains recorded by our U.K. subsidiary for the third quarter of 2020 compared to foreign exchanges losses recorded for the third quarter of 2019.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our U.K. subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the third quarter of 2020 of $515 thousand at an effective tax rate of 37.3%, compared to an income tax benefit for the third quarter of 2019 of $143 thousand at an effective tax rate of (59.3%).  The effective tax rate for the third quarter of 2020 was higher because it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the third quarter of 2019 was lower because it included the foreign-derived intangible income (“FDII”) deduction under the Tax Cuts and Jobs Act of 2017, as well as near breakeven pre-tax income in the third quarter of 2019.

Net (Loss) Income. We reported a net loss for the third quarter of 2020 of $0.9 million, or $(0.11) per diluted share, compared to net income of $0.4 million, or $0.05 per diluted share, for the third quarter of 2019.

Results of Operations:   Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Food service technology	$4,924	21.6%	$4,287	12.4%	$637	14.9%
POS automation and banking	2,781	12.2%	4,435	12.8%	(1,654)	(37.3%)
Casino and gaming	8,300	36.3%	16,188	46.8%	(7,888)	(48.7%)
Lottery	817	3.6%	926	2.7%	(109)	(11.8%)
Printrex	232	1.0%	923	2.7%	(691)	(74.9%)
TSG	5,778	25.3%	7,827	22.6%	(2,049)	(26.2%)
	$22,832	100.0%	$34,586	100.0%	$(11,754)	(34.0%)

International *	$4,529	19.8%	$7,993	23.1%	$(3,464)	(43.3%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2020 decreased $11.8 million, or 34%, from the same period in 2019. Printer, terminal and other hardware sales volume decreased by 45% to approximately 46,000 units for the first nine months of 2020 driven by decreases across all our markets.  These volume decreases were primarily due to a 51% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 30% unit decrease in our POS automation and banking market.  The average selling price of our printers, terminals and other hardware remained consistent for the first nine months of 2020 compared to the first nine months of 2019.  The sales volume decreases were partially offset by a $1.6 million, or 129% increase in software, labels and other recurring revenue from our food service technology market.

International sales decreased $3.5 million, or 43%, primarily driven by a 50% decrease of international casino and gaming sales.

Food service technology. Sales of our worldwide food service technology products for the nine months ended September 30, 2020 and 2019 are reflected in the tables below (in thousands, except percentages).

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$4,376	88.9%	$3,825	89.2%	$551	14.4%
International	548	11.1%	462	10.8%	86	18.6%
	$4,924	100.0%	$4,287	100.0%	$637	14.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Hardware	$2,071	42.1%	$3,040	71.0%	$(969)	(31.9%)
Software, labels and other recurring revenue	2,853	57.9%	1,247	29.0%	1,606	128.8%
	$4,924	100.0%	$4,287	100.0%	$637	14.9%

The increase in food service technology sales in the first nine months of 2020 compared to the first nine months of 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 129%, primarily due to increased label sales and, to a lesser extent,  increased software sales, compared to the prior year period.  Sales for the prior year period were significantly lower due to the launch of BOHA! not occurring until March 2019.  The large increase of label sales for the first nine months of 2020 was primarily due to an initial stocking order to a distributor of a large convenience store chain for the third quarter of 2020 as well as increased usage by existing customers.  Hardware sales for the first nine month of 2020 decreased 32% compared to the first nine months of 2019 primarily due to the impact from the COVID-19 pandemic that resulted in widespread store closings and/or substantially reduced customer operations.

POS automation and banking. Sales of our worldwide POS automation and banking products for the nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$2,774	99.7%	$4,392	99.0%	$(1,618)	(36.8%)
International	7	0.3%	43	1.0%	(36)	(83.7%)
	$2,781	100.0%	$4,435	100.0%	$(1,654)	(37.3%)

The decrease in both domestic and international POS automation and banking sales for the first nine months of 2020 compared to the first nine months of 2019 was primarily driven by a 35% decrease in domestic and international sales of our Ithaca® 9000 printer largely attributable to fewer sales to McDonald’s which we believe resulted from the  COVID-19 pandemic.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$5,080	61.2%	$9,765	60.3%	$(4,685)	(48.0%)
International	3,220	38.8%	6,423	39.7%	(3,203)	(49.9%)
	$8,300	100.0%	$16,188	100.0%	$(7,888)	(48.7%)

The decrease in domestic sales of our casino and gaming products for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to a 48% decrease in domestic sales of our thermal casino printer, driven by industry-wide weakness resulting in lower sales to our OEMs that were impacted by casino closures in response to the COVID-19 pandemic, which were in place for most of the second quarter of 2020 before gradually reopening at reduced capacities during the third quarter of 2020.  We had no new EPICENTRAL™ software installations during the first nine months of 2020 or 2019.  Sales of domestic EPICENTRALTM are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international casino and gaming sales for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to a 43% decline in sales of our thermal casino printers and a 74% decline in international sales of our off-premise gaming printers attributable to the negative impacts of the COVID-19 pandemic on the international casino and gaming industry.

Lottery. Sales of our worldwide lottery printers for the nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$817	100.0%	$924	99.8%	$(107)	(11.6%)
International	–	0.0%	2	0.2%	(2)	(100.0%)
	$817	100.0%	$926	100.0%	$(109)	(11.8%)

Our sales to IGT are directly dependent on the timing and number of new and upgraded lottery terminal installations that IGT performs, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.  Our sales to IGT are not indicative of IGT’s overall business or revenue.  On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire, as we have decided to exit the lottery market and to shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Sales of our worldwide Printrex printers for the nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$72	31.0%	$740	80.2%	$(668)	(90.3%)
International	160	69.0%	183	19.8%	(23)	(12.6%)
	$232	100.0%	$923	100.0%	$(691)	(74.9%)

The decrease in sales of Printrex printers for the first nine months of 2020 compared to the first nine months of 2019 resulted primarily from lower domestic sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices largely attributable to the COVID-19 pandemic.

TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2020 and 2019 are reflected in the table below (in thousands, except percentages).

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		$ Change	% Change
Domestic	$5,184	89.7%	$6,947	88.8%	$(1,763)	(25.4%)
International	594	10.3%	880	11.2%	(286)	(32.5%)
	$5,778	100.0%	$7,827	100.0%	$(2,049)	(26.2%)

The decrease in domestic TSG sales for the first nine months of 2020 as compared to the first nine months of 2019 was primarily due to a 71% decline in consumable sales resulting largely from lower sales of legacy HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS receipt paper.  In addition, we experienced 33% lower service sales primarily related to a service contract with a banking customer that is expected to end in 2020.  This decrease was partially offset by a 10% increase in sales of replacement parts, related to an increase in sales of lottery printer spare parts to IGT, which can vary significantly from quarter to quarter.

Internationally, TSG sales decreased for the first nine months of 2020 compared to the first nine months of 2019 primarily due to a 46% decrease in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$10,557	$17,336	(39.1%)	46.2%	50.1%

Gross profit decreased $6.8 million, or 39%, for the first nine months of 2020 compared to the first nine months of 2019 primarily due to a 34% decline in sales as compared the prior year period. Gross margin decreased 390 basis points to 46.2% for the first nine months of 2020 compared to 50.1% for the first nine months of 2019 primarily due to the impact of fixed manufacturing overhead expenses on lower sales volume as a result of the effects of the COVID-19 pandemic, partially offset by cost savings measures implemented in late March 2020 and maintained through the third quarter of 2020 in response to the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$4,197	$3,328	26.1%	18.4%	9.6%

Engineering, design and product development expenses increased $0.9 million, or 26%, for the first nine months of 2020 compared to the first nine months of 2019 primarily due to continued and expanded development for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$4,885	$5,890	(17.1%)	21.4%	17.0%

Selling and marketing expenses decreased $1 million, or 17%, for the first nine months of 2020 compared to the first nine months of 2019 primarily due to cost saving measures implemented in late March 2020 and maintained through the third quarter of 2020 in response to the COVID-19 pandemic, which more than offset the increase in sales and marketing expenses resulting from the new and expanded marketing programs and promotions to support our food service technology products that were implemented during the first quarter of 2020 prior to the COVID-19 outbreak.

Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$6,987	$6,720	4.0%	30.6%	19.4%

General and administrative expenses increased $0.3 million, or 4%, for the first nine months of 2020 compared to the first nine months of 2019 primarily due to higher compensation expense and professional and legal expenses partially offset by a decrease in discretionary spending resulting from cost saving initiatives implemented in the first quarter of 2020 in response to the COVID-19 pandemic.

Operating (Loss) Income. Operating (loss) income for the nine months ended September 30, 2020 and 2019 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$(5,512)	$1,398	(494.3%)	(24.1%)	4.0%

Our operating income decreased $6.9 million for the first nine months of 2020 compared to the first nine months of 2019 primarily due to the 34% decrease in sales and the 390 basis point decrease in gross margin for the first nine months of 2020 compared to the first nine months of 2019.

Interest, net. We recorded net interest expense of $41 thousand for the first nine months of 2020 compared to $13 thousand for the first nine months of 2019.  The increase in interest expense was primarily due to interest on borrowings under the Siena Credit Facility in the second quarter of 2020 and higher fees for unused borrowings under the Siena Credit Facility as compared to no borrowings and lower fees for unused borrowings under the TD Bank revolving line of credit for the first nine months of 2019.

Other, net. We recorded other expense of $60 thousand for the first nine months of 2020 compared to $123 thousand for the first nine months of 2019 primarily due to lower foreign currency exchange losses recorded by our U.K. subsidiary.

Income Taxes. We recorded an income tax benefit for the first nine months of 2020 of $1.9 million at an effective tax rate of 33.9%, compared to an income tax benefit for the first nine months of 2019 of $54 thousand at an effective tax rate of (4.3%).  The effective tax rate for the first nine months of 2020 was higher because it included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We expect to generate a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The effective tax rate for the first nine months of 2019 was unusually low because it included the FDII deduction and the impact of the tax rate on lower pre-tax income.

Net (Loss) Income. We reported a net loss for the first nine months of 2020 of $3.7 million, or $(0.49) per diluted share, compared to net income of $1.3 million, or $0.17 per diluted share, for the first nine months of 2019.

Liquidity and Capital Resources

Cash Flow
For the first nine months of 2020, our cash and cash equivalents balance decreased $3.3 million, or 77%, from December 31, 2019. We ended the third quarter of 2020 with $0.9 million in cash and cash equivalents, of which $0.1 million was held by our U.K. subsidiary, and outstanding borrowings of $2.2 million from the PPP Loan.

Operating activities: The following significant factors affected our cash used in operating activities of $4.2 million for the first nine months of 2020 as compared to cash provided by operating activities of $0.8 million for the first nine months of 2019:

During the first nine months of 2020:
●	We reported a net loss of $3.7 million.
●	We recorded depreciation and amortization of $0.8 million and share-based compensation expense of $0.6 million.
●	Accounts receivable decreased $1.4 million, or 22%, primarily due to lower sales volume during the third quarter of 2020.
●	Inventories increased $0.4 million, or 4%, primarily due to the buildup of inventory from non-cancellable purchase orders that were placed before the onset of the COVID-19 pandemic.
●	Accounts payable decreased $0.7 million, or 23%, primarily due to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020.
●	Accrued liabilities and other liabilities decreased $0.5 million, or 7%, primarily due to decreased deferred revenue.

During the first nine months of 2019:
●	We reported net income of $1.3 million.
●	We recorded depreciation and amortization of $0.7 million, and share-based compensation expense of $0.6 million.
●	Accounts receivable increased $0.4 million, or 5%, primarily due to sales for the third quarter 2019 occurring late in the quarter.
●	Inventories decreased by less than 1% due to the utilization of inventory on hand to fulfill sales.
●
Other current and long term assets increased $0.6 million, or 81% primarily due to an advanced payment of royalty fees to a technology partner for software solutions used in our food service technology market.

●
Accounts payable decreased $0.9 million, or 24%, primarily due to the utilization of inventory on hand to fulfill sales, which in turn resulted in a lower level of inventory purchases during the third quarter of 2019.

●	Accrued liabilities and other liabilities decreased $0.1 million, or 3%.

Investing activities:  Our capital expenditures, including capitalized software costs, were $0.6 million and $1.1 million for the first nine months of 2020 and 2019, respectively.  Expenditures for the first nine months of 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Expenditures for the first nine months of 2019 were primarily for new product tooling equipment and, to a lesser extent, computer and networking equipment.  Additionally, during the first quarter of 2020, prior to widespread shutdowns in the United States in response to the COVID-19 pandemic, we loaned an additional $0.6 million to an unaffiliated third party.

Capital expenditures and additions to capitalized software for 2020 were expected to be approximately $1.1 million, primarily for new product tooling, new computer software and equipment purchases and leasehold improvements to support our food service technology market.  In response to the COVID-19 pandemic, we have curtailed portions of our planned capital expenditures until market conditions improve.

Financing activities:  Financing activities provided $2.2 million of cash for the first nine months of 2020 primarily from the $2.2 million in funds received from the PPP Loan and proceeds of $0.4 million from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  During the first nine months of 2020, we borrowed and subsequently repaid $2.8 million from our Siena Credit Facility.  During the first nine months of 2019, we used $2.2 million of cash from financing activities to pay dividends of $2 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.

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

The Siena Credit Facility imposes a quarterly financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA.  As of September 30, 2020, we had no outstanding borrowings under the Siena Credit Facility and were in compliance with our financial covenant.  The following table demonstrates our compliance with the financial covenant at September 30, 2020.

Financial Covenant	Requirement	Calculation for the period from April 1, 2020 to September 30, 2020
EBITDA	Minimum of $(5,279)	$(3,170)

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

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which was subject to the Board’s approval each quarter.  Dividends declared and paid on our common stock totaled $0.7 million or $0.09 per in the three months ended September 30, 2019.  On January 23, 2020, our Board of Directors announced the cessation of the quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Stock Repurchase Program
Prior to its expiration on December 31, 2019, we maintained a stock repurchase program (the “2018 Stock Repurchase Program”) whereby we were authorized to repurchase up to $5 million of our outstanding shares of common stock from time to time in the open market at prevailing market prices based on market conditions, share price and other factors.  We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During the nine months ended September 30, 2020 and 2019, we did not repurchase any shares of our common stock.  As of September 30, 2020, we did not have an authorized stock repurchase program.

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional credit facilities within the next twelve months beyond our Siena Credit Facility and the PPP Loan, which are discussed above, nor does it anticipate a material change in the terms or covenants pertaining to its current facilities.  To better align costs with the current business environment, on March 24, 2020 the Company announced several cost reduction actions.  Such actions included the furlough of approximately 10% of the Company’s workforce, a 10% reduction in the salaries of all salaried, non-commissioned employees, including the executive officers, a reduction in sales commissions for all commissioned employees, a 10% reduction of cash retainer fees for all non-employee directors and the elimination of discretionary spending wherever possible.  Upon receipt of the PPP Loan, management was able to bring back the furloughed employees and intends to apply for forgiveness by maximizing the use of the PPP Loan proceeds for qualifying expenses.  However, after fully using the proceeds of the PPP Loan by June 30, 2020, we took additional cost saving actions in July 2020 that included reducing our workforce by approximately 20% through a combination of temporary furloughs and permanent headcount reductions.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, proceeds raised through the Offering on October 16, 2020, borrowings available under our Siena Credit Facility, and savings from the cost reduction actions discussed above will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact unknown.  As a result, we are currently evaluating several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Contractual Obligations / Off-Balance Sheet Arrangements
The disclosure of payments we have committed to make under our contractual obligations is set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” of our 2019 Form 10-K.

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

As of September 30, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure of our exposure to market risk is set forth under Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of our 2019 Form 10-K.  There has been no material change in our exposure to market risk during the nine months ended September 30, 2020.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2020.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting as described below.  As of September 30, 2020, we have fully remediated one of the material weaknesses, while one material weakness was not fully remediated;  as a result, our disclosure controls and procedures were not effective as of September 30, 2020.  Management is undertaking efforts to remediate the remaining material weakness, which is described below.

Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our Consolidated Financial Statements included in our 2019 Form 10-K and the Condensed Consolidated Financial Statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented, and that they can still be relied upon.

Material Weaknesses in Internal Control Over Financial Reporting

We identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2019 and 2018 which has been fully remediated as of September 30, 2020.

•
We did not design and maintain effective controls over user access within the Company’s ERP system, Oracle, to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls were not designed to ensure that users maintain proper segregation of duties and, as a result, users could have had inappropriate access rights (the “Access Control Weakness”).

We identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of September 30, 2020 and December 31, 2019 and 2018.

•	We did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).

These control deficiencies constituted material weaknesses, but did not result in a material misstatement to our annual or interim consolidated financial statements. However, if the remaining material weakness is not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.

Remediation Efforts to Address Material Weaknesses

Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which includes taking the following steps to remediate the identified control deficiencies and material weaknesses:

•
To address the Access Control Weakness, we utilized the services of an Oracle consulting firm and an accounting firm unrelated to our Independent Registered Accounting Firm, to assist us in analyzing and reviewing Oracle access for all users.  During the first quarter of 2020, we completed the analysis and deployed an action plan.  Based on this analysis and action plan, during the second quarter of 2020, we created new Oracle responsibilities for each employee for which a conflict was identified to remove Oracle transactional responsibilities that we believed to be conflicting and reassigned those responsibilities to a different employee to ensure proper segregation of duties.  We completed the implementation of the new Oracle responsibilities for all users in July 2020.  During the third quarter of 2020, we completed the enhancement and implementation provisioning and user certification controls to ensure we maintain the appropriate segregation of duties within Oracle.  The Access Control Weakness was deemed to be remediated as of September 30, 2020.

•
To address the Spreadsheet Control Weakness, for each key spreadsheet we plan to evaluate and determine (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all key spreadsheets, we plan to design and implement a new key control to validate the completeness and accuracy of information supporting our accounting records.  During the first nine months of 2020, we began the process of evaluating each key spreadsheet based on the above criteria, and for several key spreadsheets, we implemented a new key control to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.

Changes in Internal Control Over Financial Reporting

Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2020, we are unaware of any legal proceedings, pending or threatened, against the Company that management believes are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	RISK FACTORS

As of September 30, 2020, there has been no material change in the risk factors previously disclosed under Part I, Item 1A of the 2019 Form 10-K as supplemented by the risk factors included in Part II, Item 1A of our 1Q 2020 Form 10-Q and our 2Q 2020 Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1
Underwriting Agreement between TransAct Technologies Incorporated and Roth Capital Partners, LLC, as representative, dated October 14, 2020 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on form 8-K (SEC File No. 000-21121) filed with the SEC on October 16, 2020).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 9, 2020	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: November 9, 2020	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)