Form 10-K
period 2020-12-31
TRANSACT TECHNOLOGIES INC
filed 2021-03-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-21121

TRANSACT TECHNOLOGIES INC

(Exact name of registrant as specified in its charter)

Delaware	06-1456680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut	06518
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $33,500,000 based on the last sale price on June 30, 2020.

As of February 28, 2021, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 8,960,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement related to its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission  within 120 days after the Registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRANSACT TECHNOLOGIES INCORPORATED

Smaller Reporting Company—Scaled Disclosure
Pursuant to Item 10(f) of Regulation S K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” in this Annual Report on Form 10-K (this “Form 10-K”).

PART I

Forward-Looking Statements
Certain statements included in this Form 10-K may include “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,”,, “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of the COVID-19 pandemic on our business, operations, financial condition, results of operations and capital resources, including as a result of supply chain disruptions, shutdowns and/or operational restrictions imposed on our customers, an inability of our customers to make payments on time or at all, diversion of management attention, necessary modifications to our business practices and operations, cost cutting measures we have made and may continue to make, a possible future reduction in the value of goodwill or other intangible assets, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of component parts or raw materials, exchange rate fluctuations, volatility of, and decreases in, trading prices of our common stock and the availability of needed financing on acceptable terms or at all; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully transition our business into the food service technology market;  our ability to remediate the material weakness over internal control over financial reporting; risks associated with potential future acquisitions; general economic conditions; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees as the Company grows; our dependence on third parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; the availability of third-party components at reasonable prices; price wars or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; the effect of the United Kingdom’s withdrawal from the European Union; and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.  We undertake no obligation to public publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by law.

Item 1. Business.

The Company
TransAct Technologies Incorporated (together with its consolidated subsidiaries, “TransAct,” the “Company,” “we,” “us,” or “our”) was incorporated in June 1996 and began operating as a stand-alone business in August 1996 as a spin-off of the printer business that was formerly conducted by certain subsidiaries of Tridex Corporation.  We completed an initial public offering on August 22, 1996.

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including food service technology, point of sale (“POS”) automation, casino and gaming, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic®, EPICENTRAL™, Ithaca®, and Printrex® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The new BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, Latin America, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. Our primary operating, hardware research and development, and U.S. service center is located in Ithaca, New York.  In addition, we have a casino and gaming sales headquarters and software research and development in Las Vegas, Nevada; a European sales and service center at our subsidiary in the United Kingdom (“UK”); and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut, 06518, with a telephone number of (203) 859-6800.

Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus and the disease it causes, commonly known as COVID-19, was first reported in China and has since widely impacted the global public health and economic environment.  In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic.  Our business trends through the first two months of 2020 were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020.  Unfortunately, the massive economic and social disruptions across the world persist due to COVID-19 and the measures implemented to mitigate its spread.  The food service, casino and gaming, and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through the end of 2020, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 compared to the second quarter of 2020, as some state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, however demand remained lower than 2019, and we expect this trend to continue through at least the first half of 2021.  Below is a discussion of the impact of COVID-19 that we have experienced, and that we believe we will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers have opened under restrictions that limit them to providing drive through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the third and fourth quarters of 2020, we experienced sales improvement compared to the second quarter of 2020, as these food service customers reopened for business.  However, during the fourth quarter of 2020, restaurants were again impacted by a resurgence of the pandemic.  Notwithstanding the gradual resumption of limited operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of being closed for several months and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments are and will likely continue to be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited game play based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  We anticipate that casinos will continue to limit capacity in the near term and will progressively increase capacity over time.  As casinos gradually recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe is likely to negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2021.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during the second quarter of 2020.  Therefore, COVID-19 has not had an impact our lottery printer sales, and we do not anticipate that it will have an impact on our future lottery printer sales.

Printrex.  The oil and gas market has been negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Due to the uncertainty of current and future market conditions, we believe sales of our Printrex oil and gas printers will continue to be negatively impacted until oil and gas prices recover.

TSG.  Due to closures and reduced operating capacity of restaurants, food service establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect such sales to remain at reduced levels, due to lower usage while the pandemic persists.

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

We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in China and Thailand that conduct almost all of our printer and terminal manufacturing, due to reduced operations and parts shortages at these facilities.  To date, these disruptions have only minimally impacted deliveries to customers due to our high inventory levels and reduced demand for our products.  However, if the delays are sustained or additional disruptions from the pandemic occur, we may have insufficient inventory levels and our ability to deliver products to our customers on time or at all may be impaired.

While it is difficult to predict the magnitude of the ultimate impact that the pandemic and the responsive measures will have on our customers and our business, we took several actions during 2020 to manage our expenses during these turbulent and uncertain times.  Such steps included:

●
a reduction of our workforce starting in July 2020 by approximately 20% through a combination of employee terminations and temporary furloughs.  During the fourth quarter, we brought back all furloughed employees.  As of December 31, 2020 our overall headcount was reduced by approximately 16% when compared to December 31, 2019;

●
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers, starting in March 2020.  From May 1, 2020 until early July 2020, employees below the vice president level were paid their full salary as a result of the receipt of the PPP Loan proceeds (defined below).  All employee full salaries were reinstated on January 1, 2021;

●	a reduction in sales commissions for all commissioned employees starting in March 2020 through the end of 2020;

●	a 10% reduction of cash retainer fees for all non-employee directors starting in March 2020 through the end of 2020; and

●	the elimination of discretionary spending wherever possible starting in March 2020, which has continued into the first quarter of 2021.

In addition, we took measures to increase liquidity, including the following:

●
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

●
PPP Loan – On May 1, 2020 (the “Loan Date”), the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return our furloughed employees to full time employment and to restore certain pay cuts until the PPP Loan proceeds were exhausted.

●	New Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020.

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

Our distribution centers, deemed an essential service, have remained operational throughout the pandemic.  We implemented a new COVID-19 policy to specifically address health and safety guidelines for employees to adhere to and follow when at work or returning to work.  This policy was based on the COVID-19 safety guidelines recommended by the Centers for Disease Control and Prevention and implements the following operations procedures:

●	staggered shifts and a rotational or flexible work schedule to minimize the number of employees at any particular facility at a single time;
●	mandated use of protective equipment, such as masks and gloves, when in common areas, which is provided to employees;
●	spaced seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
●	employees who (i) show symptoms of COVID-19 or (ii) have been exposed to someone who shows symptoms or has tested positive for COVID-19 are prohibited from reporting to work for 10 days;
●	visitors are prohibited from entering all facilities;
●	cleaning and disinfecting protocols at all facilities; and
●	daily temperature checks of all employees before entering all facilities.

We have evaluated the recoverability of the assets on our Consolidated Balance Sheet as of December 31, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion of risks related to COVID-19.

Products, Services and Distribution Methods

Printers, terminals and other hardware: TransAct designs, develops and markets a broad array of transaction-based and specialty printers and terminals utilizing thermal printing technology for applications, primarily in the food service technology, POS automation, casino and gaming, and oil and gas printing markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices, paper handling capacities and cabinetry color.  Our food service technology terminals also offer software configurable menu options.  Our food service technology market also includes sales of hardware products including handheld devices, tablets, temperature probes and temperature sensors and gateways.

Food Service Technology: The primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  Any and all these applications can be chosen by our customer and packaged into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors and gateways. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, nutritional labels and “enjoy by” date labels.  The BOHA! terminal is equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the food service technology market, we use an internal sales force to solicit sales directly from end users.

POS automation: In the POS market, we sell several models of printers utilizing thermal printing technology.  Our POS printers are used primarily by quick-serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.  Prior to 2020, revenue in this market included sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  We exited the banking market during 2018 and therefore do not expect any future sales. In the banking market, we primarily sold our products directly to end-user banks and financial institutions through our internal sales force and, to a lesser extent, resellers.

Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals (“VLTs”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets and receipts in monochrome and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal roll-fed printing technology for use in international non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals, sports betting establishments and other off-premise gaming type machines around the world.  We sell our casino and gaming products primarily (1) to slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through distributors.  We also maintain a dedicated internal sales force to solicit sales from slot machine manufacturers and casinos, and to manage sales through our distributors.

We also offer a software solution, the EPICENTRAL™ Print System, including annual software maintenance, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. With EPICENTRAL™, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.  In 2019, we introduced EPICENTRAL 4.0, which uses the new Acres 4.0 technology that provides EPICENTRAL with true real time slot machine play data.

Lottery:  Our lottery printers are designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  We primarily supply lottery printers to International Gaming Technology and its subsidiaries (“IGT”), our largest customer and the world’s largest provider of lottery terminals.  During 2019, we decided to exit this business and we expect no future sales beyond 2020.  Sales of our lottery products were made directly to IGT and were managed by an internal sales representative before we exited the business in 2019.

Printrex:  Printrex printers include wide format, desktop and rack-mounted and vehicle-mounted black and white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  The Printrex® brand of printers also includes high-speed color inkjet desktop printers used by oil and gas field service companies to print logs at data centers of the oil and gas field service companies.  We primarily sell our Printrex® products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia.

TSG:  Through TSG, we proactively market the sale of consumable products (including POS receipt paper, inkjet cartridges, ribbons and other printing supplies), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, a 24-hour guaranteed replacement product service called TransAct Xpress™ and other repair services for our printers and terminals.  Within the United States, we provide repair services through our service center in Ithaca, New York.  Internationally, we provide repair services through our European service center located in Doncaster, UK, and through partners strategically located around the world.

We also provide customers with telephone sales and technical support, and a personal account representative to handle orders, shipping and general information.  Technical and sales support personnel receive training on all our manufactured products and services.  In addition to personalized telephone and technical support, we also market and sell consumable products 24 hours a day, seven days a week, via our webstore, www.transactsupplies.com.

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Almost all of our printers and terminals are produced by two third-party manufacturers located in China and Thailand.  A small portion of our products are assembled in our Ithaca, New York facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

We procure component parts and subassemblies for use in the assembly of our hardware products in Ithaca, New York.  Critical component parts and subassemblies include thermal print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices.  As a result of the majority of our production being performed by our contract manufacturers, the majority of our purchases consist of fully-assembled printers and terminals produced by our contract manufacturers and, to a much lesser extent, component parts.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers and terminals to reduce the risk of parts shortages or unavailability.  However, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and food service technology terminal models, from one foreign contract manufacturer in China and to a lesser extent, one other foreign contract manufacturer in Thailand.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have supply agreements with our foreign contract manufacturers, our relationship with both remain strong and we have no reason to believe that either will discontinue their supply of thermal print mechanisms or fully assembled printers to us during 2021 or that their terms to us will be substantially less favorable than they have been historically.  Due to the impact from the Chinese tariff starting in 2019, during 2020 we increasingly transferred production from our largest contract manufacturer in China to our contract manufacturer in Thailand.  We plan to continue transferring production to our contract manufacturer during 2021.

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and food service technology terminal models, from a foreign contract manufacturer in China and a foreign contract manufacturer in Thailand.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have supply agreements with our foreign contract manufacturers, our relationship with both remain strong and we have no reason to believe that either will discontinue their supply of thermal print mechanisms or fully assembled printers to us during 2021 or that their terms to us will be substantially less favorable than they have been historically.  Due to the impact from the Chinese tariff starting in 2019, during 2020 we increasingly transferred production from our contract manufacturer in China to our contract manufacturer in Thailand.  We plan to continue transferring production to our contract manufacturer in Thailand during 2021.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  As of February 28, 2021, we hold 35 United States and 36 foreign patents and have 5 United States and 3 foreign patent applications pending pertaining to our products.  The duration of these patents ranges from 1 to 19 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

Seasonality
Restaurants typically reduce purchases of equipment in the fourth quarter due to the increased volume of transactions during the holiday period, which may negatively impact sales of our food service technology products or POS printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain Significant Customers
IGT is our most significant customer and has been since 1995.  We sell both on-line lottery printers and casino and gaming printers to IGT.  On May 29, 2015, we signed an agreement with IGT to sell on-line lottery and casino printers to IGT on a non-exclusive basis through December 31, 2019.   We decided not to renew the agreement upon its expiration and to exit the on-line lottery market.  Although we no longer have an agreement with IGT, we expect to continue selling casino and gaming printers to IGT, as well as spare parts for our remaining, but declining, installed base of lottery printers, in the future but no longer expect to sell on-line lottery printers beyond 2020.

Sales to IGT represented 15% and 14% of our total net sales for the years ended December 31, 2020 and 2019, respectively.

Backlog
Our backlog of firm orders was approximately $3.4 million as of February 28, 2021, compared to $5.7 million as of February 29, 2020.  Based on customers’ current delivery requirements, we expect to fill and recognize as revenue $2.7 million of our current backlog during 2021, $0.4 million during 2022 and the remaining balance of the amount during 2023.

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

In the food service technology market, we primarily compete with Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, CMC Daymark, Integrated Control Corp, Digi International, Squadle Inc., Jolt Software and Zenput.  We compete in this market based largely on our ability to provide highly specialized software and purpose-built products and ongoing technical support.  We rely upon third-party developed software and hosting services combined with our own proprietary hardware and software to offer a unique BOHA! branded solution to support back-of-house operations in the food service industry.  Our competitors or others may develop, or may establish relationships with developers with the capability to develop, software and services that are similar to or competitive with ours, which may be disadvantageous to our competitive position.  Certain portions of our food service technology software are licensed from a third-party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third-party developer to further develop and maintain their developed software, and the developer controls the software source code. The license agreement does not preclude the developer from working with others on similar products. Also, the third party developer hosts the web-based applications.  Therefore, presently, we are highly dependent upon this third-party developer for continued service to our customers and the further development of our food service technology software products.

In the POS automation market, we primarily compete with Epson America, Inc., which holds a dominant market position.  We also compete, to a much lesser extent, with Star Micronics America, Inc. and Citizen -- CBM America Corporation.  Certain competitors of ours have greater financial resources and lower costs attributable to higher volume production which enables them to occasionally offer lower prices than us.  However, we will continue to deemphasize efforts in the POS automation market going forward as we have shifted our focus toward our higher-value, technology enabled food service technology and casino and gaming products.

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

In the lottery market (consisting principally of on-line lottery transaction printing), we competed with other lottery printer providers such as Custom Engineering SPA, Star Micronics and Wincor Nixdorf.  However, we exited the lottery market in 2019 and shifted our focus toward our higher-value, technology enabled food service technology and casino and gaming products.

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

Our strategy for competing in our markets is to continually develop and/or license new products (hardware and software), such as our launch of BOHA!TM in 2019, and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our market penetration, to take advantage of strategic relationships, and to lower the cost of our products by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our products utilize certain thermal printing technologies and licensed software.  If new technologies are introduced, or existing technologies evolve, we may be required to incorporate these technologies into our products.  Alternatively, if such technologies were to become available to our competitors, our products could become obsolete, which could have a significant negative impact on our business.

Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Available Information
We make available free of charge through the “Investor Relations” tab on our Internet website, www.transact-tech.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act.  The SEC maintains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http;//www.sec.gov.  The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Employees
As of December 31, 2020, TransAct and our subsidiaries employed 112 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Information about our Executive Officers

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	63	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	51	President, Chief Financial Officer, Treasurer and Secretary
Donald E. Brooks	68	Senior Vice President, Engineering
Tracey S. Chernay	61	Senior Vice President, Casino, Gaming and Lottery Sales
Andrew J. Hoffman	63	Senior Vice President, Operations
David B. Peters	42	Vice President and Chief Accounting Officer
Brent Richtsmeier	56	Senior Vice President, Software Engineering
Raymond T. Walsh, Jr.	35	Senior Vice President, Global Sales

Bart C. Shuldman has been Chief Executive Officer and a Director of the Company since its formation in June 1996.  In February 2001, Mr. Shuldman was elected Chairman of the Board.  Mr. Shuldman served as President of the Company from its formation until June 2010, when he relinquished the President title, to focus on new products and markets, international expansion and potential acquisitions.

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

Brent Richtsmeier was hired as Senior Vice President, Software Engineering on December 9, 2019 and appointed as an officer of the Company on January 11, 2021.  Prior to joining TransAct, Mr. Richtsmeier was employed with Samsung as the VP of Development where he was responsible for software strategy, software development at scale and business development.

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

Item 1A. Risk Factors

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects.  The risks described below are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also impair our business operations.   In the event that such risks or uncertainties materialize, our business, financial condition, and results of operations could be materially adversely affected.

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements, except as required by law.

Risks Related to our Business

We experienced a net loss in 2020, anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future.
We incurred a net loss of $5.6 million in 2020, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our food service technology business and transitioning away from other lines of business. We have expended and expect to continue to expend substantial financial and other resources on developing our food service technology business, including expanding our offerings, developing or acquiring new products and services and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our food service technology business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.  If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability

Our operating results and financial condition may fluctuate.
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
●
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

●
supply chain disruptions, including delayed product shipments from two contract manufacturers located in China and Thailand that conduct substantially all of our printer and terminal manufacturing, which, if sustained, could lead to insufficient inventory levels and harm our ability to deliver products to our customers on time or at all;

●
continuing or new restrictions on the  operations of our customers in the casino industry and food service industry, including, in some cases, partial or complete business shutdowns, which have resulted in, and are likely to continue to result in, reduced demand for our products in the two primary markets that we serve;

●
an inability of our customers to make payments in a timely fashion or at all, which may continue even after operating restrictions are lifted in the event that the downturn in economic conditions persist;

●
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

●
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

●
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

●
a possible future reduction in the value of goodwill or other intangible assets causing the carrying value of such assets to exceed their fair value, which could require us to recognize asset impairment;

●
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

●	increases in prices and/or decreases in availability of component parts and raw materials needed to produce our products;
●
foreign exchange rate fluctuations due to volatile global economic conditions, which could negatively affect earnings and the value of our assets held outside the United States, and if we increase prices to absorb a portion of the currency impact, could cause demand to decrease;

●	volatility of, and decreases in, trading prices of our common stock; and
●
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

The COVID-19 pandemic continues to evolve rapidly, and additional material impacts and disruptions may occur. The factors described above, which may worsen, have had and, along with other factors that we cannot predict, can be expected to continue to have, a material adverse impact on our business, operations, financial condition, results of operations and capital resources.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 pandemic, newly identified strains of COVID-19, the rollout and effectiveness of vaccines and treatments and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, operations, financial condition, results of operations and capital resources.

In addition, any of the risks and uncertainties set forth in this Form 10-K can be expected to be further heightened by the COVID-19 pandemic and have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and capital resources and the achievement of our strategic objectives

Our revenue and profitability depend on our ability to continue to develop or license, on a timely basis, new products and technologies which are free from hardware or software anomalies and cannot be fraudulently manipulated, and customer acceptance of such products.
Our success depends upon our and our development partners’ ability to timely adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products contain software and generally are more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation.  If we cannot efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

In addition, even if we, or developers on our behalf, successfully develop such products, there is no assurance that our innovations will be accepted by our customers.  Developing and marketing new products, such as our BOHA! ecosystem, is costly, and our business could be materially adversely affected if we are unable to generate sales of such products or if our existing or new customers do not quickly accept such products.  Customer acceptance is crucial because new products typically have very little competition and market penetration due to their novelty.  Although we develop new products with the input of our customers, which has contributed to the early success of BOHA!, customer acceptance is never assured and may take time to materialize.  Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

We rely on an unrelated third party to develop, maintain and host certain portions of our food service technology software, and any disruption in the relationship with that third party, or any defects in the software provided by that third party, could have a material adverse effect on our reputation, business, financial condition and results of operations.
We rely upon third-party developed software and hosting services combined with our own proprietary hardware and software to offer our unique BOHA! branded solution to support back-of-house operations in the food service industry.  Certain web-based food service application software and selected components of our downloadable software applications are licensed from a third-party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third-party developer to further develop and maintain their developed software, and the developer controls the software source code.  Therefore, presently, we are highly dependent on this third-party developer for continued service to our customers and the further development of our food service technology software products.    If the software provider were to terminate operations or otherwise be unavailable to provide maintenance, hosting and development services to us and our customers, the availability or usage of our software products could be disrupted and our customers could be adversely affected.  In any such case, we may need to seek comparable software and services from other third parties or develop it internally, which could require significant time and expense. There can be no assurance that such software or services would be available from other sources, or that if available, it would be of comparable quality and cost.  Moreover, any efforts to develop new software, whether internal or by third parties, would require significant lead time, and there could be an interruption in service during any period in which the software provider ceases to provide products and services and new products remain under development. Any such occurrence could materially and adversely impact our business, financial condition and results of operations.

Any errors or defects in, or failures of, third-party software or applications could result in errors or defects in or failures of our food service technology products and services, which could be costly to correct and have a material adverse effect on our reputation, business, financial condition and results of operations

We compete in highly competitive markets, which are likely to become more competitive. Competitors may be able to respond more quickly to new or emerging technology and changes in customer requirements.
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

We cannot ensure we will be able to compete successfully against current or future competitors.  Increased competition may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support.  Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may include relationships with our software developer.  Any of these factors could reduce our earnings.

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
Material weaknesses in our internal control over financial reporting existed as of December 31, 2018 and 2019 regarding our internal controls over user access to ensure appropriate segregation of duties and to adequately restrict user access to appropriate personnel.  Specifically, the provisioning and user recertification controls are not designed to ensure users maintain proper segregation of duties and therefore could have inappropriate access rights.  Additionally, we identified a material weakness in controls over key spreadsheets supporting our accounting records as of December 2018 and 2019.  Specifically, we did not design adequate controls to address the completeness and accuracy of information included in key spreadsheets.  During 2020, we remediated the material weakness related to the provisioning and user recertification controls, but the material weakness related to key spreadsheets still exists as of December 31, 2020.  As a result of the remaining key spreadsheet material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Unless and until the material weakness has been remediated or should new material weaknesses arise or be discovered in the future, a material misstatement could occur and go undetected in our interim or annual consolidated financial statements. As a result, we may experience delays in fulfilling our reporting obligations or complying with federal securities laws, which could result in investigations and sanctions by regulatory authorities, including, but not limited to, the SEC, and may result in defaults or accelerations under our credit facility in the event that we are unable to timely file reports with the SEC, to the extent that in such an event, we are unable to obtain waivers from our lender. Any of these results could adversely affect our business and the value of our common stock.

We are dependent on sales to one large customer; the loss of this customer or reduction in orders from this customer could materially affect our sales.
Casino and gaming sales and lottery spare part sales to IGT represent a material percentage of our net sales.  A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

General economic conditions could have a material adverse effect on our business, operating results and financial condition.
Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of Brexit and recent developments in U.S.-China trade relations (discussed separately below), could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers could become insolvent, which could result in production delays, and our customers may become insolvent or be unable to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

Fluctuations in oil and gas prices could adversely affect drilling and exploration activities by oil and gas companies and our revenue in our Printrex market.  If oil and gas prices remain volatile, or if oil or gas prices decline, the demand for our Printrex products could be adversely affected.
The demand for our Printrex products depends on the level of spending by oil and gas companies for drilling and exploratory activities, which are affected by short-term and long-term trends in oil and gas prices, including current and anticipated oil and gas prices.  Oil and gas prices, as well as the level of drilling and exploration, historically have been extremely volatile and are expected to continue to be highly volatile.  Further, oil prices may be impacted by continuing political and social attention to the issue of climate change, state regulation of greenhouse gas emissions, and executive orders, regulatory actions and/or legislation that the current presidential administration may pursue in furtherance of its stated priority to address climate change.  If oil and gas prices decline, or if there is a reduction in drilling and exploration activities, the demand for our Printrex products could be materially and adversely affected.

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

We are dependent upon two manufacturers located in China and Thailand for the manufacturing and assembly of our printers and terminals, and their operations were disrupted by the outbreak of COVID-19. The disruption adversely affected the Company’s business, financial conditions and results of operations, and any further or future disruption in their businesses or operations, such as those caused by political, social or economic instability, trade restrictions or tariffs, severe weather, additional public health crises and other events out of our control, could materially adversely affect our business, financial condition and results of operations.
In an effort to achieve additional cost savings and operation benefits, we have outsourced substantially all of the manufacturing and assembly of our printers and terminals to two contract manufacturers located in China and Thailand.  As a result, we are dependent on them for the manufacturing of our products, and any disruption in such manufacturing or the export of products from these manufacturers to the U.S. may adversely affect our business, financial condition and results of operations.

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

In response to COVID-19, the Chinese government placed restrictions on travel and mandated business closures. Such restrictions and closures disrupted our supply chain by delaying product shipments from our contract manufacturers during 2020.

The ultimate impact of COVID-19 on our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any resurgences, new information which may emerge concerning the severity of COVID-19 and newly identified strains, the rollout and effectiveness of vaccines and treatments and the actions to contain the virus or treat its impact, among others.  Without the contract manufacturers continuing to manufacture our products and the continuing operation of the contract manufacturers’ facilities, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

Overestimates or underestimates in our manufacturing forecasts could cause us to hold excess inventory or result in delays in the manufacturing and delivery of our products, which could cause us to lose orders or customers.
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
We rely on third-party or sole source suppliers to provide certain key components for our products including BOHA! labels.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing or selling such components to us at any time.  A disruption in the supply of such component parts and consumable products could delay our production and/or the release of our new products and hinder our ability to meet our commitments to customers.  If we are unable to obtain a sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may be required to redesign our products.  Any of these events could result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our operations and financial results.

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
Our future success will depend in significant part upon the continued service of certain key management and other personnel and our continuing ability to attract and retain highly qualified managerial, technical and sales and marketing personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either Bart C. Shuldman, the Company’s Chairman of the Board and Chief Executive Officer, or Steven A. DeMartino, the Company’s President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, could have a material adverse effect on our results of operations.

The inability to protect our intellectual property rights could harm our reputation, damage our business or interfere with our competitive position, and infringement on the intellectual property rights of others, or claims thereof, could put us at a competitive disadvantage, and any related litigation could be time consuming and costly.
Our intellectual property is valuable and provides us with certain competitive advantages.  Copyrights, patents, trademarks, service marks, trade secrets, technology licensing agreements, nondisclosure agreements and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third parties to copy aspects of our products or, without authorization, to obtain and use information which we regard as trade secrets.

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

We currently rely on third-party service providers to host our food service technology software and deliver certain services, and any interruptions or delays in services from these third parties could impair the delivery of our products and services, and our business, results of operations, and financial condition could be materially adversely affected.
We rely on a third-party service provider to host our food service technology software. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety and security infrastructure.  We do not control the operation, physical security, or data security of any of these third-party providers. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such operational and security risks. Our third-party providers may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism or other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, loss of customers or other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Our food service technology business depends substantially on our customers renewing their subscriptions with the Company. Any decline in our customer renewals would harm our food service technology business, results of operations and financial condition.
Our subscription offerings are term-based, and in order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. Customers may elect not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic priorities, budgets and costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our solutions, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, global economic conditions and the other risk factors described herein. As a result, there can be no assurance that our food service technology customers will renew subscriptions.  If our customers do not renew their subscriptions or renew on less favorable terms, our business, results of operations and financial condition may be adversely affected.

If we fail to offer high quality support, our business and reputation could suffer.
Our customers rely on us and our third-party service providers for support of our software and services included in our food service technology subscription packages. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we or our third-party service providers do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new food service technology products to existing and new customers could suffer and our reputation and relationships with existing or potential customers could be harmed.

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

Risks Related to our Indebtedness

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
The loan and security agreement (the “Loan Agreement”) governing the Siena Credit Facility contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:

●	merge, consolidate, form subsidiaries or dispose of assets;
●	acquire assets outside the ordinary course of business;
●	enter into other transactions outside the ordinary course of business;
●	sell, transfer, return or dispose of collateral;
●	make loans to or investments in, or enter into transactions with, affiliates;
●	incur or guarantee indebtedness, incur liens;
●	redeem equity interests while borrowings are outstanding under the credit facility;
●	change our capital structure; or;
●	dissolve, divide, change our line of business or cease or suffer a disruption to all or a material portion of our business.

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

We may not be entitled to forgiveness of our PPP Loan.
On May 1, 2020, the Company was granted the $2.2 million PPP Loan. The PPP Loan is unsecured and is evidenced by a note a dated the Loan Date (the “Note”) issued by the Company in favor of Berkshire Bank, as the lender (the “PPP Lender”). The Note has a two-year term. The PPP provides for forgiveness of up to the full amount borrowed as long as the Company uses the loan proceeds during the covered period following disbursement for eligible purposes as described in the CARES Act and related guidance. Under the CARES Act, loan forgiveness is generally available to the extent the PPP Loan was used, during the covered period, for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (“qualifying expenses”), subject to conditions and limitations provided in the CARES Act. We maximized usage of the proceeds from the PPP Loan for qualifying expenses during the applicable period. As of the date of this filing, we have not yet submitted an application for forgiveness.

Under the revised rules for the PPP, if we submit a forgiveness application within 10 months after the end of the covered period, we will not have to begin principal and interest payments before the date on which the SBA remits the loan forgiveness amount to the PPP Lender (or notifies the PPP Lender that no loan forgiveness is allowed). If no loan forgiveness is allowed, the Company will be required to pay the PPP Lender equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any. We cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

General Risk Factors

Our stock price may fluctuate significantly.
The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:
●
prevailing domestic and international market and economic conditions, and conditions in the industries we serve, including current market volatility and the economic impact of COVID-19 and resulting shutdowns on the casino and food service industries and on the U.S. and global economies;

●	adverse business conditions faced by customers, or bankruptcies or store closures of our customers resulting from adverse economic conditions due to COVID-19 or otherwise;
●	changes in our business, operations or prospects;
●	developments in our relationships with our customers or strategic partners;
●	announcements of new products or services by us or by our competitors;
●	announcement or completion of acquisitions by us or by our competitors;
●	changes in existing or adoption of additional government regulations; and
●	unfavorable or reduced analyst coverage.

In addition, the stock market may experience significant price fluctuations year-to-year.  Broad market fluctuations, general economic conditions and specific conditions in the industries in which we operate may adversely affect the market price of our common stock.

Limited trading volume and a reduction in analyst coverage of our common stock may contribute to its price volatility.
The limited trading volume of our common stock may contribute to its price volatility. The trading market for our common stock also relies in part on the research and reports that industry or financial analysts may publish about us, our business, our markets and our competitors. We currently  have limited analyst coverage. If securities analysts do not cover our common stock in the future, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who cover us downgrade our stock, or if those analysts issue other unfavorable commentary about us or our business, our stock price may decline.

Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2020 the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 29,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

Our common stock is thinly traded, and investors may be unable to sell their shares at their desired prices, or at all, and sales of large blocks of shares may adversely affect the price of our common stock.
Our common stock has historically been sporadically or “thinly traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common stock are sold on the market without commensurate demand, while an issuer with a more robust daily trading volume for its common stock might better absorb those sales without an adverse impact on its share price.

If we raise additional capital in the future, existing shareholder ownership interest in the Company could be diluted or otherwise adversely impacted, and future sales of our common stock or other financing arrangements may cause our stock price to decline.
In the future, we may sell additional shares of our common stock in public or private offerings, or we may obtain funds through a credit facility or by issuing debt or preferred securities. We may also issue additional shares of our common stock to finance future acquisitions. Shares of our common stock are also available for future issuance and sale pursuant to stock options and other equity awards that we have granted to our employees, and in the future, we may grant additional stock options, restricted stock units and other forms of equity compensation to our employees. Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. Sales of our common stock or the perception that such sales could occur may adversely affect prevailing market prices for shares of our common stock and could impair our ability to raise capital through future offerings. The lenders under our existing debt agreements have rights that are senior to your rights as a common stockholder, and if we obtain funds in the future through a credit facility or through the issuance of debt or preferred securities, the lenders of such facility or the holders of such securities would likely also have rights senior to the rights of our common stockholders, which could impair the value of our common stock.

We take advantage of specified scaled disclosure requirements applicable to a “smaller reporting company” under Regulation S-K, and the information that we provide to stockholders may therefore be different than they might receive from other public companies. If some investors find our shares of common stock less attractive as a result of this scaled disclosure, there may be a less active trading market for our shares of common stock, which may increase the volatility of the market price of our common stock.
We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we take advantage of specified scaled disclosure and other requirements that are otherwise applicable generally to public companies.

We intend to continue to take advantage of certain of the scaled disclosure requirements of smaller reporting companies and may continue to do so until we are no longer a smaller reporting company. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter. We choose to take advantage of some but not all of these scaled disclosure requirements; therefore, the information that we provide stockholders may be different than one might get from other public companies. Further, if some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such shares of common stock may be more volatile.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2020 are listed below.  We believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and sales office	11,100	Leased	April 30, 2027
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2025
Las Vegas, Nevada	Software design and development and casino and gaming sales office	19,600	Leased	October 31, 2022
Doncaster, UK	Sales office and service center	6,000	Leased	August 26, 2026
Macau, China	Sales office	180	Leased	June 30, 2021
		110,780

Item 3. Legal Proceedings.
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of December 31, 2020, we are unaware of any material legal proceedings pending or threatened against us, or any material legal proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol TACT.  As of February 28, 2021, there were 251 holders of record of the common stock.

Issuer Purchases of Equity Securities
During the fourth quarter of 2020, we did not repurchase any shares of our common stock.

Dividend Policy
In 2012, our Board of Directors initiated a quarterly cash dividend program subject to the Board’s approval each quarter.  Dividends declared and paid on our common stock totaled $2.7 million or $0.36 per share in 2019.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview
The year ended December 31, 2020 was a very challenging year, as the COVID-19 pandemic unexpectedly occurred and significantly impacted our and our customers’ businesses.  The pandemic caused us to quickly react and take actions and measures to reduce costs, increase liquidity and protect our employees.  The good news is that TransAct persevered and made it through these difficult times.  Even with the pandemic raging, we continued to focus our efforts on the sales execution and growing revenue of BOHA! software-as-a-service (“SaaS”)-based software and hardware ecosystem launched in 2019.  BOHA! is a comprehensive ecosystem of cloud-based SaaS software applications and hardware designed to help restaurant and food service companies automate their back-of-house operations.  BOHA! represents the first single-vendor solution to allow customers to choose from any combination of applications for inventory management, temperature monitoring of food and equipment, food safety labeling, food recalls, checklists & procedures, equipment service management, timers and delivery management.  Despite the negative impact from the COVID-19 pandemic explained above, food service technology sales increased in 2020 compared to 2019 due primarily to sales of our BOHA! software, labels and other recurring revenue to both new customers and our existing installed base of BOHA! terminals.

During 2020, sales in all markets other than food service technology decreased primarily due to the negative impact from the COVID-19 pandemic.  POS automation and banking sales declined primarily due to lower sales of our Ithaca 9000 printer to McDonald’s in 2020 compared to 2019.  Casino and gaming sales were lower in 2020 due to casino closures and gradual reopenings in the second half of 2020 in response to the COVID-19 pandemic.  Sales for our lottery market decreased as we exited the lottery market in 2019 and completed our final sale of lottery printers in 2020.  Printrex sales declined primarily due to the negative impact from lower worldwide oil prices largely attributable to the COVID-19 pandemic.  TSG sales decreased in 2020 compared to 2019 primarily due to lower sales of our legacy consumable products and service sales due to the exit of the banking market in 2018.

During the year ended December 31, 2020, our total net sales decreased 33% to approximately $30.6 million compared to the year ended December 31, 2019.  See the table below for a breakdown of our sales by market:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Food service technology	$7,734	25.3%	$6,104	13.3%	$1,630	26.7%
POS automation and banking	3,770	12.3%	5,758	12.6%	(1,988)	(34.5%)
Casino and gaming	10,979	35.9%	21,529	47.1%	(10,550)	(49.0%)
Lottery	817	2.7%	1,291	2.8%	(474)	(36.7%)
Printrex	300	1.0%	1,166	2.6%	(866)	(74.3%)
TSG	6,995	22.8%	9,900	21.6%	(2,905)	(29.3%)
	$30,595	100.0%	$45,748	100.0%	$(15,153)	(33.1%)

Sales of our food service technology products increased 27% in the year ended December 31, 2020 compared to the year ended December 31, 2019.  In the food service technology market, we focus on providing hardware products, which include terminals, handheld devices, tablets, temperature probes and temperature sensors; in addition to cloud-based software applications, labels and other recurring revenue items.  In 2019, we launched our BOHA! solution, which combines our latest generation terminal, cloud-based software applications and hardware into a unique solution to automate the back-of-house operations in restaurants and food service operations. Food service technology sales increased in 2020 primarily due to a 96% increase in recurring revenue attributable to sales of BOHA!, which sales reflect subscriptions for the related software applications, as well as sales of labels, extended warranty and service contracts, and technical support services.

Sales of our POS automation and banking products decreased 35% in the year ended December 31, 2020 compared to the year ended December 31, 2019.  In the POS market, we focus primarily on supplying printers that print receipts or linerless labels for customers in the restaurant and quick serve markets.  During the year ended December 31, 2020, sales of our Ithaca 9000 printer to McDonald’s decreased.  We believe the decrease is a result of the COVID-19 pandemic.  In the banking market, which we exited at the end of 2018, we focused mainly on supplying printers for use in bank teller stations at banks and financial institutions primarily in the U.S. We exited the banking market in order to shift focus to our food service technology market and we do not expect any future sales of these legacy products.

Sales of our casino and gaming products decreased 49% in 2020 compared to 2019.  In our casino and gaming market, our focus lies primarily in supplying printers worldwide for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts. Additionally, we supplement these printer sales with revenue from EPICENTRAL™, our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.  The decrease of casino and gaming printers was driven by industry-wide weakness resulting in lower sales to our OEMs that were impacted by casino closures in response to the COVID-19 pandemic, which were in place for most of the second quarter of 2020 before gradually reopening at reduced capacities during the second half of 2020.

During the year ended December 31, 2020, total lottery printer sales decreased approximately 37% due to lower sales to IGT.  On December 31, 2019, we ended our non-exclusive agreement with IGT and exited the lottery market as we shifted our focus to our higher-value, technology-enabled market for food service technology and casino and gaming products.  During 2020 IGT made a final purchase of lottery printers and we expect no future sales of our lottery printer.

Sales of our Printrex branded printers include wide format, rack-mounted and vehicle-mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During the year ended December 31, 2020, we experienced a 74% decline in Printrex oil and gas printer sales as a result of lower worldwide oil prices as a result of the COVID-19 pandemic.  Although we will continue to fulfill orders from existing customers during 2021, we have shifted our focus away from this market and towards our higher value, technology enabled food service technology terminals and casino and gaming products.

TSG, which sells service, replacement parts and consumable products, including receipt paper, ribbons and inkjet cartridges, continues to offer a recurring revenue stream from mostly our legacy products.  TSG sales decreased 29% in 2020 from 2019 primarily due to lower sales of consumable products for our legacy banking printers and lower service sales primarily related to a service contract with a banking customer that is expected to end in 2021.  We expect TSG sales to continue to decline in 2021 due to the ending of the service contract and lower expected sales of our lottery printer spare parts to IGT for our legacy lottery printer.

Operationally, our gross margin was 42.3% in 2020, a decrease of 560 basis points from 2019 due to the 33% sales decline during 2020 and the impact of fixed manufacturing overhead on lower sales volume as a result of the impact of the COVID-19 pandemic.

During 2020, our operating margin declined  from 0.7% in 2019 to negative 26.7% in 2020 due to the 33% decline in sales and 560 basis point decrease in gross margin.  Operating expenses decreased by 2% due to cost saving initiatives implemented in March 2020 and maintained through 2020 in response to the negative impact from the COVID-19 pandemic.  During 2021, we expect operating expenses to increase significantly compared to 2020, as we resume our investment in selling and marketing to take advantage of the opportunities we see in the food service technology market.

We reported a net loss of $5.6 million and net loss per diluted share of $0.72 for 2020, compared to net income of $0.5 million and net income per diluted share of $0.07 for 2019.  In terms of cash flow, for 2020 we used $3.5 million of cash in operating activities.  During 2020, we completed an underwritten public offering (the “Offering”) which raised net proceeds of $8.7 million and the Company was granted the $2.2 million PPP Loan.  We ended the year with cash and cash equivalents of $10.4 million on our Consolidated Balance Sheet at December 31, 2020.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect both Balance Sheet items and Statement of Operations categories.  Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances.  We evaluate our assumptions on an ongoing basis by comparing actual results with our estimates.  Actual results may differ from the original estimates.

The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.  These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are therefore based on our judgment.  Please refer to Note 2 – Summary of significant accounting policies in the accompanying Consolidated Financial Statements for a complete listing of our significant accounting policies.

Revenue Recognition – We account for revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers (“ASC 606”).  We adopted ASC 606 effective January 1, 2018 and elected the modified retrospective approach.  In accordance with ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations (most commonly when contracts include a hardware product, software and extended warranties).  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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

For a majority of our revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution in our casino and gaming market, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ software and hardware are integrated to deliver the system’s full functionality.  The transaction prices from EPICENTRAL™ software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer and our performance obligation is completed.

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

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2020 was $220 thousand, or 6.1% of outstanding accounts receivable, which we believe is appropriate considering the overall quality of our accounts receivable.  Although credit losses have historically been within expectations and the reserves established, there is no assurance that our credit loss experience will continue to be consistent with historical experience.

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

Goodwill and Intangible Assets – We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 “Goodwill,” acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists.  We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of December 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including, but not limited to, macroeconomic conditions, industry and market considerations, Company performance, and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Factors considered that may trigger an interim period impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate.

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

As of December 31, 2020, upon the completion of our annual assessment for impairment, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value.

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

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”)  Among other things this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements.

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

Results of Operations: Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2020 and 2019 are detailed in the below table.

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Food service technology	$7,734	25.3%	$6,104	13.3%	$1,630	26.7%
POS automation and banking	3,770	12.3%	5,758	12.6%	(1,988)	(34.5%)
Casino and gaming	10,979	35.9%	21,529	47.1%	(10,550)	(49.0%)
Lottery	817	2.7%	1,291	2.8%	(474)	(36.7%)
Printrex	300	1.0%	1,166	2.6%	(866)	(74.3%)
TSG	6,995	22.8%	9,900	21.6%	(2,905)	(29.3%)
	$30,595	100.0%	$45,748	100.0%	$(15,153)	(33.1%)

International*	$5,862	19.2%	$10,416	22.8%	$(4,554)	(43.7%)

*	International sales do not include sales of products made to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2020 decreased $15.2 million, or 33%, from 2019.  Printer, terminal and other hardware sales volume decreased by 44% to approximately 62,000 units, due to volume decreases in almost all our markets except for a slight increase in food service technology terminal sales. The volume decrease in 2020 was driven primarily by a 52% decrease in unit volume from the casino and gaming market and, to a lesser extent, a 28% decrease in the POS automation and banking market and 50% decrease in the lottery market. The average selling price of our printers, terminals and other hardware increased 2% during 2020 compared to 2019 primarily due to a lower level of POS automation and banking printer sales, which sell at a lower price than our other products.  The sales volume decreases were partially offset by a $1.9 million, or 96%, increase in software, labels and other recurring revenue from our food service technology market.

International sales for 2020 decreased $4.6 million, or 44%, compared to 2019, primarily due to a 51% decrease of international casino and gaming sales.

Food service technology:  Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab and go labels for prepared foods, and “enjoy by” date labels.  The BOHA! terminal is equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$6,956	89.9%	$5,522	90.5%	$1,434	26.0%
International	778	10.1%	582	9.5%	196	33.7%
	$7,734	100.0%	$6,104	100.0%	$1,630	26.7%

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Hardware	$3,938	50.9%	$4,169	68.3%	$(231)	(5.5%)
Software, labels and other recurring revenue	3,796	49.1%	1,935	31.7%	1,861	96.2%
	$7,734	100.0%	$6,104	100.0%	$1,630	26.7%

The increase in food service technology sales in 2020 compared to 2019 was driven primarily by sales of our BOHA! software, labels and other recurring revenue.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 96%, primarily due to increased label sales and, to a lesser extent,  increased software sales, compared to the prior year period.  Sales for the prior year period were significantly lower due to the launch of BOHA! not occurring until March 2019.  The large increase of label sales in 2020 was primarily due to an initial stocking order to a distributor of a large convenience store chain as well as increased usage by existing customers as the installed terminal base continued to increase.  Hardware sales in 2020 decreased 6% compared to 2019 primarily due to the impact from the COVID-19 pandemic that resulted in widespread store closings and substantially reduced customer operations.

POS automation and banking:  Revenue from the POS automation and banking market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Prior to 2020, revenue included sales of inkjet printers used by banks, credit unions and other financial institutions to print deposit or withdrawal receipts and/or validate checks at bank teller stations.  We exited the banking market during 2018. A summary of sales of our worldwide POS automation and banking products for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$3,763	99.8%	$5,714	99.2%	$(1,951)	(34.1%)
International	7	0.2%	44	0.8%	(37)	(84.1%)
	$3,770	100.0%	$5,758	100.0%	$(1,988)	(34.5%)

The decrease in both domestic and international POS automation and banking sales in 2020 compared to 2019 was primarily driven by a 33% decrease in domestic and international sales of our Ithaca® 9000 printer largely attributable to fewer sales to McDonald’s which we believe resulted from the  COVID-19 pandemic.

Casino and Gaming: Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  A summary of sales of our worldwide casino and gaming products for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$6,852	62.4%	$13,076	60.7%	$(6,224)	(47.6%)
International	4,127	37.6%	8,453	39.3%	(4,326)	(51.2%)
	$10,979	100.0%	$21,529	100.0%	$(10,550)	(49.0%)

The decrease in domestic sales of our casino and gaming products during 2020 compared to 2019 was primarily due to a 50% decrease in domestic sales of our thermal casino printer, driven by industry-wide weakness resulting in lower sales to our OEMs that were impacted by casino closures in response to the COVID-19 pandemic, which were in place for most of the second quarter of 2020 before gradually reopening at reduced capacities during the second half of 2020.  This decrease was partially offset by a 73% increase in EPICENTRAL™ sales to an existing EPICENTRAL™ customer that expanded their slot machine floor. There were no new EPICENTRAL™ software installations during 2020 or 2019.  Sales of domestic EPICENTRALTM are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

The decrease in international casino and gaming sales during 2020 compared to 2019 was primarily due to a 46% decline in sales of our thermal casino printers and a 64% decline in international sales of our off-premise gaming printers attributable to the negative impacts of the COVID-19 pandemic on the international casino and gaming industry.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers primarily to IGT and, to a lesser extent, other lottery system companies for various lottery applications.  A summary of sales of our worldwide lottery printers for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$817	100.0%	$1,290	99.9%	$(473)	(36.7%)
International	–	0.0%	1	0.1%	(1)	(100.0%)
	$817	100.0%	$1,291	100.0%	$(474)	(36.7%)

On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire, as we decided to exit the lottery market and shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex:  Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies. A summary of sales of our worldwide Printrex printers for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$83	27.7%	$961	82.4%	$(878)	(91.4%)
International	217	72.3%	205	17.6%	12	5.9%
	$300	100.0%	$1,166	100.0%	$(866)	(74.3%)

The decrease in sales of Printrex printers in 2020 compared to 2019 resulted primarily from lower domestic sales in the oil and gas market which was negatively impacted by the decline in worldwide oil prices largely attributable to the COVID-19 pandemic.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  A summary of sales in our worldwide TSG market for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2020		December 31, 2019		$ Change	% Change
Domestic	$6,262	89.5%	$8,769	88.6%	$(2,507)	(28.6%)
International	733	10.5%	1,131	11.4%	(398)	(35.2%)
	$6,995	100.0%	$9,900	100.0%	$(2,905)	(29.3%)

The decrease in domestic TSG sales for 2020 as compared to 2019 was primarily due to a 72% decline in consumable sales resulting largely from lower sales of legacy HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS receipt paper.  In addition, we experienced 32% lower service sales primarily related to a service contract with a banking customer that is expected to end in 2021.  We expect TSG sales to decrease in 2021 compared to 2020 due to lower expected sales of lottery printer spare printer parts to IGT and lower service sales related to the service contract with a banking customer that is expected to end in 2021.

Internationally, TSG sales decreased during 2020 compared to 2019 primarily due to a 49% decrease in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit information for the years ended December 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$12,929	$21,935	(41.1%)	42.3%	47.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRALTM print system and BOHA! ecosystem and royalty payments to third parties, including to the third party licensor of our food service technology software products.  Gross profit decreased $9.0 million, or 41% in 2020 compared to 2019 primarily due to a 33% sales decrease in 2020 compared to 2019.  Gross margin decreased 560 basis points to 42.3% during 2020 compared to 47.9% in 2019 primarily due to the impact of fixed manufacturing overhead expenses on lower sales volume as a result of the effects of the COVID-19 pandemic, partially offset by cost savings measures implemented in late March 2020 and maintained through the end of 2020 in response to the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$5,703	$4,393	29.8%	18.6%	9.6%

Engineering, design and product development expense primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses).  Engineering, design and product development expenses increased $1.3 million, or 30%, in 2020 compared to 2019 primarily due to continued expanded development for our food service technology products.  We expect engineering, design and product development expense to increase in 2021 compared to 2020 related to accelerated investments planned for our food service technology products.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$6,144	$8,033	(23.5%)	20.1%	17.6%

Selling and marketing expense primarily includes salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased $1.9 million, or 24%, in 2020 compared to 2019 primarily due to cost saving measures implemented in late March 2020 and maintained through 2020 in response to the COVID-19 pandemic, which more than offset the increase in sales and marketing expenses resulting from the new and expanded marketing programs and promotions to support our food service technology products that were implemented during the first quarter of 2020 prior to the COVID-19 outbreak. We expect selling and marketing expenses to increase in 2021 as we gradually return to more normalized pre-COVID-19 spending levels as well as  make substantial strategic investments in our food service technology sales and marketing groups that were deferred from 2020 due to the pandemic.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales - 2020	Total Sales - 2019
$9,255	$9,166	1.0%	30.3%	20.0%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $0.1 million, or 1%, in 2020 compared to 2019 primarily due to higher compensation expense almost entirely offset by a decrease in professional fees and discretionary spending resulting from cost saving initiatives implemented in the first quarter of 2020 in response to the COVID-19 pandemic.  We expect general and administrative expenses to increase in 2021 as we gradually return to more normalized pre-COVID-19 spending levels.

Operating (Loss) Income.  Operating (loss) income information for the years ended December 31, 2020 and 2019 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2020	2019	Change	Total Sales – 2020	Total Sales – 2019
$(8,173)	$343	(2,482.8%)	(26.7%)	0.7%

Our operating income decreased $8.5 million during 2020 compared to 2019 primarily due to the 33% decrease in sales and the 560 basis point decrease in gross margin in 2020 compared to 2019.

Interest.  We recorded net interest expense of $52 thousand in 2020 compared to $11 thousand in 2019.  The increase in interest expense was primarily due to interest on borrowings under the Siena Credit Facility in the second quarter of 2020 and higher fees for unused borrowings under the Siena Credit Facility as compared to no borrowings and lower fees for unused borrowings under the TD Bank revolving line of credit during 2019.

Other, net.  We recorded other income of $56 thousand in 2020 compared to $35 thousand in 2019 primarily due to foreign exchange gains recorded by our UK subsidiary.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes.  We recorded an income tax benefit during the year ended 2020 of $2.5 million at an effective tax rate of 31.1%, compared to an income tax benefit during the year ended 2019 of $149 thousand at an effective tax rate of (40.6%).  The effective tax rate for 2020 included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  The income tax benefit for 2019 was unusually high primarily due to the impact of  research and development (R&D) credits on a relatively low level of taxable income.

Net Income.  We reported a net loss for the year ended 2020 of $5.6 million, or $(0.72) per diluted share, compared to net income of $0.5 million, or $0.07 per diluted share, in 2019.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

Internal cash generation together with currently available cash and cash equivalents, available borrowing facilities and an ability to access credit lines, if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate a higher level of business activity.  We may actively seek to expand by acquisition as well as through the growth of our current business.  A significant acquisition may require additional debt and/or equity financing.

Cash Flow
During 2020 our cash balance increased $6.2 million, or 146%, from December 31, 2019 due to financing activities providing $11 million of cash primarily from the completion of the Offering and the funds received from the PPP Loan.  We had $10.4 million in cash and cash equivalents as of December 31, 2020, of which $0.5 million was held by our UK subsidiary.

Operating activities: The following significant factors primarily affected our cash used in operating activities of $3.5 million in 2020 as compared to cash provided by operating activities of $4.8 million in 2019. During 2020:

●	We reported a net loss of $5.6 million.
●	We recorded depreciation and amortization of $1.3 million and share-based compensation expense of $0.9 million.
●	Accounts receivable decreased $3 million, or 47%, primarily due to lower sales volume during the fourth quarter of 2020 compared to the fourth quarter of 2019 due to the pandemic.
●	Inventories decreased $0.9 million, or 7%, primarily due to the utilization of inventory on hand to fulfill sales in response to the pandemic.
●
Prepaid income taxes increased $2.2 million due to an expected income tax refund related to the net operating loss reported for 2020 that will be carried back to prior years as permitted by the CARES Act.

●
Other current and long-term assets increased $0.2 million, or 19%, due primarily to recording a contract asset related to a long term BOHA! sales contract which was partially offset by the recognition of royalty expense that was prepaid in 2019 to a technology partner for food service technology.

●
Accounts payable decreased $1.3 million, or 43%, due to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020 and a lower level of inventory purchases during 2020 due to the pandemic.

●	Accrued liabilities and other liabilities increased $0.2 million, or 3%, due primarily to an increase in accrued inventive compensation.

During 2019:

●	We reported a net income of $0.5 million.
●	We recorded depreciation and amortization of $1.4 million and share-based compensation expense of $0.7 million.
●	Accounts receivable decreased $1.6 million, or 20%, primarily due to strong collections on receivables during the fourth quarter of 2019.
●	Inventories decreased $0.8 million, or 6%, primarily due to the utilization of inventory on hand to fulfill sales.
●	Prepaid income taxes decreased $0.6 million, or 71%, primarily due to an income tax refund received in the fourth quarter of 2019.
●	Other current and long-term assets increased $0.3 million, or 47%, due primarily to an advanced payment of royalty fees to a technology partner for food service technology.
●	Accounts payable decreased $0.5 million, or 15%, primarily due to the utilization of inventory on hand to fulfill sales requiring a lower level of inventory purchases during the second half of 2019.
●
Accrued liabilities and other liabilities increased $0.4 million, or 11%, due primarily to an increase in deferred revenue related to our food service technology service contracts and software subscriptions.

Investing activities:  Our capital expenditures, including capitalized software costs, were $0.7 million and $1.4 million in 2020 and 2019, respectively.  Expenditures for 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Expenditures in 2019 were primarily for new product tooling equipment, and, to a lesser extent, computer and networking equipment.  Additionally, during the first quarter of 2020, prior to widespread shutdowns in the United States in response to the COVID-19 pandemic, we loaned an additional $0.6 million to a third party software developer from whom we license our food service technology software.

Capital expenditures and additions to capitalized software for 2021 are expected to be approximately $1.4 million, primarily for new product tooling, new computer software and computer and networking equipment to support our food service technology market.

Financing activities:  Financing activities provided $11.0 million of cash during 2020 primarily from the completion of the Offering which raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, and the $2.2 million in funds received from the PPP Loan and, to a lesser extent, proceeds of $0.4 million from stock option exercises.  These increases were partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  During 2019, we used $2.9 million of cash from financing activities to pay dividends of $2.7 million and $0.2 million related to the relinquishment of shares to pay for withholding taxes on stock issued from our stock compensation plan.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, proceeds raised through the Offering on October 16, 2020, borrowings available under our Siena Credit Facility, and savings from the cost reduction actions discussed above will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact unknown.  As a result, continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Credit Facility and Borrowings
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

The Siena Credit Facility imposes a quarterly financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA.  As of December 31, 2020, we had no outstanding borrowings under the Siena Credit Facility and were in compliance with our financial covenant.  The following table demonstrates our compliance with the financial covenant at December 31, 2020.

Financial Covenant	Requirement	Calculation for the period from April 1, 2020 to December 31, 2020
EBITDA	Minimum of $(6,631)	$(4,899)

On May 1, 2020, the Company entered into the PPP Loan with Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP which is administered by the SBA and was established under Division A, Title I of the CARES Act, enacted March 27, 2020.

The PPP Loan, which is evidenced by a Note dated the Loan Date issued by the Company (the “Note”), matures on May 1, 2022 and bears interest at a fixed rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments are due on the PPP Loan for six months from the date of first disbursement, and if a loan forgiveness application is submitted to the SBA within 10 months after the end of the covered period, no payments are due until the date on which the SBA remits the loan forgiveness amount to the PPP Lender (or notifies the PPP Lender that no loan forgiveness is allowed), but interest will continue to accrue during the deferment period.  If no loan forgiveness is allowed, the Company will be required to pay the PPP Lender equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any.  The Note is unsecured and guaranteed by the SBA.  The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the Note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions.  The PPP Loan may be accelerated upon the occurrence of a default.

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for qualifying expenses, subject to conditions and limitations provided in the CARES Act.  At least 60% (as amended) of the proceeds of the PPP Loan must be used for eligible payroll costs for the PPP Loan to be forgivable. The Company has maximized the use of the PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet until the forgiveness determination has been made by the SBA.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program which is subject to the Board’s approval each quarter.  Dividends declared and paid on our common stock totaled $2.7 million or $0.36 per share in 2019.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Stock Repurchase Program
During 2020 and 2019 we did not repurchase any shares of our common stock.

Shareholders’ Equity
Shareholders’ equity increased 4.3 million, or 17%, to $30.2 million at December 31, 2020 from $25.9 million at December 31, 2019.  The increase was primarily due to the completion of the Offering which raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, and sold an aggregate of 1,380,000 shares of common stock.  Shareholders’ equity also increased, although to a lesser extent, from share-based compensation expense related to stock awards of $0.9 million and $0.4 million from the issuance of 62,500 shares of common stock related to employee stock awards, net of relinquishments.  These increases were partially offset by a net loss of $5.6 million.

Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this Annual Report as pages F-5 through F-23.  The “Report of Independent Registered Public Accounting Firm” is annexed to this Annual Report as of page F-2.  An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2020.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting as described below. As of December 31, 2020, one material weakness was not fully remediated and our disclosure controls and procedures were not effective as of December 31, 2020.  Management has begun remediation efforts, which are described below.

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

Our management assessed our internal control over financial reporting as of December 31, 2020. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”).  In the opinion of management, TransAct did not maintain effective internal control over financial reporting as of December 31, 2020 solely because of the material weakness in internal control over financial reporting described below that existed as of December 31, 2018 and has not been remediated as of December 31, 2020.

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

Material Weaknesses in Internal Control Over Financial Reporting

We identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2019 and 2018 which has been fully remediated as of December 31, 2020.

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

We identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2020 and 2019.

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

●
To address the Spreadsheet Control Weakness, for each key spreadsheet we plan to evaluate and determine (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all key spreadsheets, we plan to design and implement a new key control to validate the completeness and accuracy of information supporting our accounting records.  During 2020, we began the process of evaluating each key spreadsheet based on the above criteria, and for several key spreadsheets, we implemented a new key control to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.

We believe these steps will address the remaining material weakness described above.

Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth in Item 1 of this Form 10-K is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement  for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings, “Delinquent Section 16(a) Reports,” “Corporate Governance,” “Proposal 1: Election of Directors,” “Audit Committee Report,” “Executive Compensation – Compensation Committee Report,” “Stockholder Proposals for 2022 Annual Meeting,” “Procedures for Submitted Director Nominations and Recommendations” and “Policy Regarding Stockholder Communications with the Board of Directors,” which will be filed within 120 days after the end of the year covered by this Form 10-K and is incorporated herein by reference.

Code of Ethics
We maintain a Standards of Business Conduct and Code of Ethics that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller.  Our Standards of Business Conduct, which requires continued observance of high ethical standards, such as honesty, integrity and compliance with the law in the conduct of our business, is available for public access on our Internet website at https://transacttech.gcs-web.com/corporate-governance.  Any person may request a copy of our Standards of Business Conduct free of charge by calling (203) 859-6800.

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

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2020 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	291,000	$9.47	–
2014 Equity Incentive Plan	1,107,155	7.95	837,204
Total	1,398,155	$8.27	837,204

In May 2014, our stockholders approved the adoption of the 2014 Equity Incentive Plan.  In May 2020, our stockholders approved an amendment to the 2014 Equity Incentive Plan to increase the number of common stock which may be subject to awards granted under the plan from 1,400,000 to its current level of 2,200,000.  The Company also maintains the 2005 Equity Incentive Plan; however no new awards will be available for future issuance under this plan.  Both plans generally provide for award in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information in response to this item will be contained in the Proxy Statement under the headings, “Policy Regarding Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm’s Services and Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
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

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 2, 2019).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2020).
10.1(x)	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005).
10.2(x)
TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2020, File No. 000-21121).

10.3(x)
2014 Equity Incentive Plan Time-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 6, 2016).

10.4(x)
2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-211121) filed with the SEC on August 8, 2016).

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

10.14
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

10.16
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

10.22
Loan and Security Agreement, dated as of March 13, 2020, among Siena Lending Group LLC, TransAct Technologies Incorporated and the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 22, 2020).

10.23
Note, dated May 1, 2020, by TransAct Technologies Incorporated in favor of Berkshire Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 5, 2020).

10.24†	Master License Agreement dated February 22, 2019 and amendments thereto.
10.25†	Master Development and License Agreement dated July 20, 2018.
21*	Subsidiaries of the Company
23.1*	Consent of Marcum LLP
23.2*	Consent of PricewaterhouseCoopers LLP (predecessor auditor).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(x)	Management contract or compensatory plan or arrangement.
*	These exhibits are filed herewith.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
‡	Furnished herewith.

(b)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(c)	Financial Statement Schedules.

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

Date: March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board and Chief Executive Officer	March 12, 2021
Bart C. Shuldman	(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer, Treasurer and Secretary	March 12, 2021
Steven A. DeMartino	(Principal Financial Officer)

/s/ David B. Peters	Vice President and Chief Accounting Officer	March 12, 2021
David B. Peters	(Principal Accounting Officer)

/s/ John M. Dillon	Director	March 12, 2021
John M. Dillon

/s/ Randall S. Friedman	Director	March 12, 2021
Randall S. Friedman

/s/ Emanuel P. N. Hilario	Director	March 12, 2021
Emanuel P. N. Hilario

/s/ Haydee Olinger	Director	March 12, 2021
Haydee Olinger

/s/ Thomas R. Schwarz	Director	March 12, 2021
Thomas R. Schwarz

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Transact Technologies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of TransAct Technologies Incorporated and its subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Identification of Distinct Performance Obligations and Estimate of Standalone Selling Price

As described in Note 2 to the consolidated financial statements, some of the Company’s contracts with customers contain multiple performance obligations (most commonly when contracts include a hardware product, software and extended warranties). A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. For a majority of the Company’s revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time; the revenue is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs work. The Company’s cloud-based BOHA! software, provided on a subscription basis, allows customers to use hosted software over the contract period without taking possession of the software and is recognized ratably over the contract period. For extended warranties, the transaction price is recognized ratably over the warranty period, using output methods, as control of the services is transferred to the customer. When there is more than one performance obligation in a customer arrangement, the Company typically uses the “standalone selling price” method to determine the transaction price to allocate to each performance obligation.

In 2020, the Company launched a new service offering related to BOHA! that bundled the BOHA! products (cloud-based SaaS software applications, hardware and after-market service) in one price payable monthly over a three year period. During the year ended December 31, 2020, the Company recognized revenue from contracts with customers related to this new service offering in the amount of approximately $928 thousand. Judgement was required by management to identify the performance obligations in the contract and allocate the transaction price to each performance obligation.

The principal considerations for our determination that revenue recognition, specifically related to management’s identification of distinct performance obligations and the estimation of standalone selling prices related to this new service offering, is a critical audit matter are that there was significant judgment by management in (1) the identification of distinct performance obligations related to this new service offering, specifically the determination that one distinct performance obligation existed for point in time revenue recognition and three distinct performance obligations existed for over-time revenue recognition, (2) the estimation of the standalone selling price using market pricing conditions and other observable inputs, such as historical pricing practices, for each distinct performance obligation; (3) the determination that a significant financing component existed in the arrangement with the customer, therefore, requiring deferral of a portion of the point in time revenue to be recognized as interest income over the contract period; (4) management’s election of the accounting policy expedient to exclude sales taxes collected from customers from the transaction price in accordance with ASU 2016-12; and (5) the identification of costs incurred to obtain the contract and management’s decision to defer such costs and recognize the expense on a straight-line basis over the life of the contract. This in turn led to a high degree of auditor judgment and subjectivity in performing our audit procedures, which were designed to evaluate audit evidence related to management’s identification of distinct performance obligations within the contract with the customer related to this new service offering and the judgments made by management to estimate the standalone selling prices used to allocate the transaction price to those distinct performance obligations identified. Due to this complexity, there was significant effort in performing our audit procedures to evaluate the reasonableness of management’s estimates used in the Company’s adoption of the accounting standard related to revenue recognition for this new service offering.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the Company’s revenue recognition accounting policy resulting from its adoption of the accounting standard related to revenue recognition; (ii) evaluating management’s identification of distinct performance obligations in its contract with the customer; (iii) evaluating management’s process for estimating the standalone selling price which included testing the completeness and accuracy of input data used and evaluating the reasonableness of significant assumptions used by management, principally observable inputs such as historical pricing practices; and (iv) evaluation of the accuracy of management’s allocation of the transaction price to the performance obligations contained within the related contract with the customer.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Hartford, Connecticut
March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Transact Technologies Incorporated

Opinion on the Financial Statements

We have audited the consolidated balance sheet of TransAct Technologies Incorporated and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 16, 2020

We served as the Company’s auditor from 1996 to 2020.

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$10,359	$4,203
Accounts receivable, net	3,377	6,418
Note receivable	100	1,017
Inventories	11,286	12,099
Prepaid income taxes	2,409	180
Other current assets	644	998
Total current assets	28,175	24,915

Fixed assets, net	1,950	2,244
Notes receivable, net of current portion	1,584	–
Right-of-use asset	3,618	2,855
Goodwill	2,621	2,621
Deferred tax assets	2,939	2,565
Intangible assets, net	583	817
Other assets	777	44
	14,072	11,146
Total assets	$42,247	$36,061

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,691	$2,960
Accrued liabilities	3,665	3,041
Lease liability	837	945
Deferred revenue	504	700
Total current liabilities	6,697	7,646

Long-term debt	2,173	–
Deferred revenue, net of current portion	111	219
Lease liability, net of current portion	2,864	2,104
Other liabilities	166	166
	5,314	2,489
Total liabilities	12,011	10,135

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2020 and 2019; 12,976,227 and 11,515,090 shares issued; 8,931,385 and 7,470,248 shares outstanding, at December 31, 2020 and 2019, respectively	130	115
Additional paid-in capital	42,536	32,604
Retained earnings	19,718	25,348
Accumulated other comprehensive loss, net of tax	(38)	(31)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	30,236	25,926
Total liabilities and shareholders’ equity	$42,247	$36,061

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019

Net sales	$30,595	$45,748
Cost of sales	17,666	23,813

Gross profit	12,929	21,935

Operating expenses:
Engineering, design and product development	5,703	4,393
Selling and marketing	6,144	8,033
General and administrative	9,255	9,166
	21,102	21,592

Operating (loss) income	(8,173)	343
Interest and other income (expense):
Interest expense	(130)	(28)
Interest income	78	17
Other, net	56	35
	4	24

(Loss) income before income taxes	(8,169)	367
Income tax benefit	2,539	149
Net (loss) income	$(5,630)	$516

Net (loss) income per common share:
Basic	$(0.72)	$0.07
Diluted	$(0.72)	$0.07

Shares used in per-share calculation:
Basic	7,827	7,466
Diluted	7,827	7,677

Dividends declared and paid per common share:	$-	$0.36

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019

Net (loss) income	$(5,630)	$516
Foreign currency translation adjustment, net of tax	(7)	51

Comprehensive (loss) income	$(5,637)	$567

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2019	7,418,299	$115	$32,129	$27,515	$(32,110)	$(82)	$27,567
Issuance of common stock on restricted stock units	45,167	–	–	–	–	–	–
Issuance of common stock on deferred stock units	28,231	–	–	–	–	–	–
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(21,449)	–	(217)	–	–	–	(217)
Dividends declared and paid on common stock	–	–	–	(2,683)	–	–	(2,683)
Share-based compensation expense	–	–	692	–	–	–	692
Foreign currency translation adjustment, net of tax	–	–	–	–	–	51	51
Net income	–	–	–	516	–	–	516
Balance, December 31, 2019	7,470,248	$115	$32,604	$25,348	$(32,110)	$(31)	$25,926
Issuance of shares from exercise of stock options	62,500	1	374	–	–	–	375
Issuance of common stock on restricted stock units	32,725	–	–	–	–	–	–
Issuance of common stock, net of issuance cost	1,380,000	14	8,723	–	–	–	8,737
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(14,088)	–	(41)	–	–	–	(41)
Share-based compensation expense	–	–	876	–	–	–	876
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(5,630)	–	–	(5,630)
Balance, December 31, 2020	8,931,385	$130	$42,536	$19,718	$(32,110)	$(38)	$30,236

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,630)	$516
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	876	692
Depreciation and amortization	1,342	1,371
Deferred income tax benefit	(367)	(294)
(Recovery of) provision for doubtful accounts	(1)	16
Foreign currency transaction (gains) losses	(58)	18
Changes in operating assets and liabilities:
Accounts receivable	2,976	1,589
Inventories	876	796
Prepaid income taxes	(2,226)	577
Other current and long term assets	(198)	(333)
Accounts payable	(1,276)	(517)
Accrued liabilities and other liabilities	176	415
Net cash (used in) provided by operating activities	(3,510)	4,846

Cash flows from investing activities:
Capital expenditures	(744)	(1,062)
Additions to capitalized software	–	(304)
Issuance of note receivable	(600)	(1,000)
Net cash used in investing activities	(1,344)	(2,366)

Cash flows from financing activities:
Revolving credit line borrowings	2,756	–
Revolving credit line payments	(2,756)	–
Long-term debt borrowings	2,173	–
Proceeds from stock option exercises	375	–
Payment of dividends on common stock	–	(2,683)
Proceeds from the issuance of common stock	9,798	–
Payment of common stock issuance costs	(1,061)	–
Withholding taxes paid on stock issuance	(41)	(214)
Payment of bank financing costs	(213)	–
Net cash provided by (used in) financing activities	11,031	(2,897)

Effect of exchange rate changes on cash and cash equivalents	(21)	(71)

Increase (decrease) in cash and cash equivalents	6,156	(488)
Cash and cash equivalents, beginning of period	4,203	4,691
Cash and cash equivalents, end of period	$10,359	$4,203

Supplemental cash flow information:
Interest paid	$64	$30
Income taxes paid	46	65
Non-cash capital expenditure items	25	17

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (together with its subsidiaries, “TransAct,” the “Company,” “we,” “us,” or “our”), which has its headquarters in Hamden, Connecticut and its primary operating facility in Ithaca, New York, operates in one operating segment: software-driven technology and printing solutions for high growth markets including food service technology, casino and gaming, POS automation, and oil and gas markets.  Our solutions are designed from the ground up based on market and customer requirements and are sold under the BOHA!TM, AccuDate™, Epic®, Ithaca®, EPICENTRALTM and Printrex® product brands.  We sell our products to original equipment manufacturers, value-added resellers, select distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products.  We also generate revenue from the after-market side of the business, providing printer and terminal service, consumables and spare parts in addition to revenue from our two software solutions; (i) our line of BOHA! software applications used to automate the back-of-house operations of restaurants, convenience stores and food service operators and (ii) the EPICENTRALTM Print System (“EPICENTRALTM”), that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.

Impact of the COVID-19 Pandemic
The unprecedented and rapid spread of COVID-19 and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, have significantly reduced recent customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

While we began to experience a modest recovery during the second half of 2020 and expect this recovery to continue in 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented measures to help mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Expense Management. With the reduction in net sales, we implemented the following cost saving initiatives during 2020:

●
a reduction of our workforce starting in July 2020 by approximately 20% through a combination of employee terminations and temporary furloughs.  During the fourth quarter, we brought back all furloughed employees.  As of December 31, 2020 our overall headcount was reduced by approximately 16% when compared to December 31, 2019;

●
a 10% reduction in the salaries of all salaried, non-commissioned employees, including executive officers, starting in March 2020.  From May 1, 2020 until early July 2020, employees below the vice president level were paid their full salary as a result of the receipt of the PPP Loan proceeds (defined below).  All employees’ full salaries were reinstated on January 1, 2021;

●	a reduction in sales commissions for all commissioned employees starting in March 2020 through the end of 2020;

●	a 10% reduction of cash retainer fees for all non-employee directors starting in March 2020 through the end of 2020; and

●	the elimination of discretionary spending wherever possible starting in March 2020 and continuing into the first quarter of 2021.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions noted above, we took the following actions to increase liquidity and strengthen our financial position.

●
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

●
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

●	New Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020.

We may further modify or supplement the expense management measures we have implemented and the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Consolidated Financial Statements included in this Form 10-K (this “Report”) were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents, borrowing availability under our revolving credit facility and the net proceeds from the Offering will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Consolidated Financial Statements were issued.

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants remain open and continue to gradually increase capacity limitations during 2021, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to the extended business closures and continuing capacity limitations.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology will continue to be negatively impacted for the foreseeable future.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity if necessary. These actions may include additional expense reductions and capital raising activities.

In addition, the presentation of the accompanying audited Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, inventory obsolescence, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates used.

Smaller Reporting Company

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we may choose to prepare our disclosures relying on certain scaled disclosure requirements for smaller reporting companies in Regulation S-K and in Article 8 of Regulation S-X.

The scaled disclosure requirements for smaller reporting companies permit us (i) to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (ii) to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three years.

We may lose our status as a smaller reporting company on the last day of the fiscal year in which (i) our public float exceeds $250 million or (ii) if we have more than $100 million in annual revenues and (a) have no public float or (b) have a public float more than $700 million.

2. Summary of significant accounting policies

Principles of consolidation: The accompanying Consolidated Financial Statements include the accounts of TransAct and its wholly-owned subsidiaries, which require consolidation, after the elimination of intercompany accounts, transactions and unrealized profit.

Use of estimates: The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for doubtful accounts: We establish an allowance for doubtful accounts to ensure trade receivables are valued appropriately. We maintain an allowance for doubtful accounts based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience.  We record a specific allowance for individual accounts when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, we further adjust estimates of the recoverability of receivables.

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year Ended December 31,
(In thousands)	2020	2019
Balance, beginning of period	$221	$205
Additions charged to costs and expenses	1	39
Deductions	(2)	(23)
Balance, end of period	$220	$221

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

Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five years to ten years; and computer software and equipment is three years to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1.0 million and $1.1 million in 2020 and 2019, respectively.

Leases: We account for leases in accordance with ASC 842, “Leases” (“ASC 842”) which we adopted effective January 1, 2019.  The adoption required a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application.  An entity was allowed to choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company elected to adopt the standard using the effective date, January 1, 2019, as its date of initial application.

The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for based on existing guidance for operating leases. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risks and rewards or control, the lease is treated as operating.

We have elected certain practical expedients available under ASC 842 upon adoption. We have applied the practical expedient which allows prospective transition to ASC 842 on January 1, 2019. Under this transition practical expedient, we did not reassess lease classification, embedded leases or initial direct costs. We have applied the practical expedient for short-term leases. We have lease agreements that include lease and non-lease components, and we have not elected the practical expedients to combine these components for any of our leases.  The adoption of ASC 842 had no effect on our Consolidated Statements of Operations. Upon adoption of ASC 842 on January 1, 2019, we recorded a $3.7 million right-of-use asset and a $3.9 million lease liability. The adoption of the new standard had no impact on retained earnings.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. We determine if an arrangement contains a lease at inception. Our leases are included in Right of use assets and Lease liabilities in our Condensed Consolidated Balance Sheet.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Our right-of-use-asset and lease liability was higher at December 31, 2020 compared to December 31, 2019 due to the extension of one of our leases.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Lease expense is recognized on a straight-line basis over the lease term.  As most of our leases do not provide an implicit rate, the Company determines its incremental borrowing rate by using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Our lease right of use assets exclude lease incentives. Our leases have remaining lease terms of one year to seven years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years. The exercise of lease renewal options is at our sole discretion and our lease right of use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 “Goodwill,” acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists.  We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis (as of December 31) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, Company performance and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Factors considered that may trigger an interim period impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate.

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

As of December 31, 2020, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2020 when our annual review for impairment was performed.

Revenue recognition: We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.  In accordance with ASC 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Some of our contracts with customers contain a single performance obligation, while other contracts contain multiple performance obligations (most commonly when contracts include a hardware product, software and extended warranties).  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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

For a majority of our revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution in our casino and gaming market, EPICENTRAL™, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  EPICENTRALTM is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL™ software and hardware are integrated to deliver the system’s full functionality.  The transaction prices from EPICENTRAL™ software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer and our performance obligation is completed.

Performance obligations are satisfied over time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment.  For our separately priced extended warranty, BOHA! cloud-based software applications, technical support for our food service technology terminals and maintenance agreements (including free one-year maintenance received by customers upon completion of EPICENTRAL™ installation) revenue is recognized over time as the customer receives the benefit.  The transaction price from the maintenance services is recognized ratably over time, using output methods, as control of the services is transferred to the customer.  Our cloud-based BOHA! software allows customers to use hosted software over the contract period on a subscription basis without taking possession of the software and the subscription price is recognized ratably over the contract period.  For extended warranties, the transaction price is recognized ratably over the warranty period, using output methods, as control of the services is transferred to the customer.

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

Disaggregation of revenue
The following table disaggregates our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31, 2020
(In thousands)	United States	International	Total
Food service technology	$6,956	$778	$7,734
POS automation and banking	3,763	7	3,770
Casino and gaming	6,852	4,127	10,979
Lottery	817	–	817
Printrex	83	217	300
TransAct Services Group	6,262	733	6,995
Total net sales	$24,733	$5,862	$30,595

	Year Ended December 31, 2019
(In thousands)	United States	International	Total
Food service technology	$5,522	$582	$6,104
POS automation and banking	5,714	44	5,758
Casino and gaming	13,076	8,453	21,529
Lottery	1,290	1	1,291
Printrex	961	205	1,166
TransAct Services Group	8,769	1,131	9,900
Total net sales	$35,332	$10,416	$45,748

Contract balances
Contract assets consist of unbilled receivables.  Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when such revenue exceeds the amount invoiced to the customer. Unbilled receivables are separated into current and non-current assets and included within “Accounts Receivable” and “Other Non-Current Assets” on the Consolidated Balance Sheets as of December 31, 2020.  We first recorded contract assets during 2020 upon the start of a long-term BOHA! contract.

Contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL™ maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  The decrease in current deferred revenue in 2020 compared to 2019 is primarily due to delayed renewals of our EPICENTRAL™ maintenance contracts from COVID-19 related closures of casinos during 2020.  Non-current deferred revenue decreased primarily due to decreased sales of long-term extended warranties for a legacy POS printer.  During the year ended December 31, 2020, we recognized revenue of $1.3 million related to our contract liabilities as of December 31, 2019.

Net contract assets (liabilities) consist of the following:

	December 31,
(In thousands)	2020	2019
Unbilled receivables, current	$290	$–
Unbilled receivables, non-current	591	–
Customer pre-payments	(216)	(232)
Deferred revenue, current	(504)	(700)
Deferred revenue, non-current	(111)	(219)
Net contract assets (liabilities)	$50	$(1,151)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.4 million.  The Company expects to recognize revenue on $3.8 million of our remaining performance obligations within the next 12 months, $0.4 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2020	2019
International Gaming Technology (“IGT”)	11%	15%
Scientific Games	–	10%

Sales to customers representing 10% or more of total net sales were as follows:

	December 31,
	2020	2019
IGT	15%	14%

Warranty: We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	December 31,
(In thousands)	2020	2019
Balance, beginning of period	$215	$273
Warranties issued	56	181
Warranty settlements	(131)	(239)
Balance, end of period	$140	$215

$112 thousand and $174 thousand of the accrued product warranty liability were classified as current in Accrued liabilities at December 31, 2020 and 2019, respectively.  The remaining $28 thousand and $41 thousand of the accrued product warranty liability as of December 31, 2020 and 2019, respectively, is classified as long-term in Other liabilities.

Engineering, design and product development: Engineering, design and product development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $5.7 million and $4.4 million of research and development expenses in 2020 and 2019, respectively.

Costs incurred in the engineering, design and product development of a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs have been included in cost of sales over the estimated life of the product.  During 2019, we contracted several third-parties to develop software for our food service technology products, the cost for which we capitalized.  Unamortized development costs for such software were $551 thousand as of December 31, 2020.  The total amount charged to cost of sales for capitalized software development costs was $153 thousand and $186 thousand in 2020 and 2019, respectively.

Advertising: Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations, for 2020 and 2019 totaled $0.7 million and $1.4 million, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

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

Share-based payments: At December 31, 2020, we have share-based employee compensation plans, which are described more fully in Note 10 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation”.  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price.  Many of these assumptions are require judgment and are highly sensitive in the determination of compensation expense.  Forfeitures are recognized as they occur.

Net income and loss per share: We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of diluted EPS.  See Note 12 - Earnings per share.

3. Note receivable

The note receivable balance relates to loans given to a third party software developer for whom we license our food service technology software with an interest rate of 4.5%, which were due in April 2020.  We intend to collect the remaining principal and interest due under the note pursuant to a lender recourse provision that enables us to apply payments that would have been due to the third party under revenue sharing provisions of a previously signed license agreement towards the loan balance.  A $100 thousand royalty fee was scheduled to be paid to the third party in January 2021 that was instead applied towards the note receivable balance as it became due.  As a result $100 thousand of the balance was classified as current and the remaining $1.6 million is expected to be reduced thereafter using the lender recourse provision.  Notes receivable are stated at unpaid balances and interest income is recognized on the accrual method.  As of December 31, 2020, we have no allowances for loan losses, unamortized deferred loan fees or unearned discounts.

4. Inventories

The components of inventories are:

	December 31,
(In thousands)	2020	2019
Raw materials and purchased component parts	$5,467	$7,724
Finished goods	5,819	4,375
	$11,286	$12,099

5. Fixed assets, net

The components of fixed assets, net are:

	December 31,
(In thousands)	2020	2019
Tooling, machinery and equipment	$9,508	$9,175
Furniture and office equipment	1,706	1,694
Computer software and equipment	7,364	7,062
Leasehold improvements	2,873	2,696
	21,451	20,627
Less: Accumulated depreciation and amortization	(19,979)	(19,010)
	1,472	1,617
Construction in-process	478	627
	$1,950	$2,244

6. Intangible assets, net

Identifiable intangible assets are recorded in Intangible assets in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2020		2019
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$2,526	$(1,975)	$2,526	$(1,792)
Customer relationships	1,300	(1,300)	1,300	(1,300)
Trademark	480	(450)	480	(402)
Covenant not to compete	146	(146)	146	(146)
Patents	56	(54)	56	(51)
Other	80	(80)	80	(80)
Total	$4,588	$(4,005)	$4,588	$(3,771)

Amortization expense was $234 thousand and $284 thousand in 2020 and 2019 , respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $188 thousand in 2021; $154 thousand in 2022; $154 thousand in 2023; $87 thousand in 2024; and none thereafter.

7. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2020	2019
Salaries and compensation related	$2,328	$1,541
Warranty	112	174
Professional and consulting	257	465
Other	968	861
	$3,665	$3,041

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of the month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $270 thousand and $305 thousand in 2020 and 2019, respectively.

9. Borrowings

On March 13, 2020, we entered into a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “other current assets” in current assets and “other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes a minimum EBITDA financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  As of  December 31, 2020, we had $4.5 million of borrowing capacity available under the Siena Credit Facility and had no outstanding borrowings.  We were in compliance with all financial covenants of the Siena Credit Facility at December 31, 2020.

Prior to entering the Siena Credit Facility, we maintained a credit facility with TD Bank N.A. (“TD Bank) which provided for a $20 million revolving credit line.  Borrowings under the revolving credit line bore a floating rate of interest at the prime rate minus one percent and were secured by a lien on all our assets.  We also paid a fee of 0.125% on unused borrowings under the revolving credit line.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.

The PPP Loan, which is evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank, as lender (the “PPP Lender”), matures on May 1, 2022 and bears interest at a fixed rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments were due on the PPP Loan for six months from the date of first disbursement, and if a loan forgiveness application is submitted to the SBA within 10 months after the end of the covered period, no payments are due until the date on which the SBA remits the loan forgiveness amount to the PPP Lender (or notifies the PPP Lender that no loan forgiveness is allowed), but interest continues to accrue during the deferment period.  If no loan forgiveness is allowed, the Company will be required to pay the PPP Lender equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any.   The Note is unsecured and guaranteed by the SBA.  The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the Note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions.  The PPP Loan may be accelerated upon the occurrence of a default.

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 60% (as amended) of the proceeds from the PPP Loan must be used for eligible payroll costs for the PPP Loan to be forgiven. The Company has maximized the use of PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the Paycheck Protection Flexibility Act of 2020.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet until the forgiveness determination has been made by the SBA.  In the event that no portion of the PPP Loan is forgiven by the SBA, $1.5 million in principal and interest of the $2.2 million PPP Loan would be due in 2021 with the remaining balance due in 2022.

10. Stock incentive plans

Stock incentive plans.  We currently have two primary stock incentive plans: the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two-year to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards may be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, as amended in May 2020, we are authorized to grant awards of up to 2,200,000 shares of TransAct common stock.  At December 31, 2020, 837,204 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2020 and 2019 was $3.19 and $3.01, respectively.  We also issued restricted stock units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted stock units was $9.77 and $10.46 in 2020 and 2019, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in 2020 and 2019 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	December 31,
	2020	2019
Expected option term (in years)	7.0	6.8
Expected volatility	41.7%	38.8%
Risk-free interest rate	0.9%	2.6%
Dividend yield	0.0%	3.5%

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

For 2020 and 2019, we recorded $876 thousand and $692 thousand of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $193 thousand and $152 thousand in 2020 and 2019, respectively, related to such share-based compensation.  At December 31, 2020, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Equity award activity in the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan is summarized below:

	Stock Options		Restricted Stock Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2019	1,142,468	$9.23	90,575	$10.46
Granted	245,950	7.43	52,700	9.76
Exercised	(62,500)	7.79	(32,725)	9.88
Forfeited	(1,563)	10.32	–	–
Expired	(36,750)	8.61	–	–
Outstanding at December 31, 2020	1,287,605	$8.98	110,550	$10.30

*	weighted average exercise price per share
**	weighted average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2020:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	1,287,605	$8.98	$366	5.8	809,512	$8.85	$67	4.2
Restricted stock units	110,550	–	785	2.4	–	–	–	–

*	weighted average exercise price per share
**	weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2020, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $1.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

The total fair value of awards vested during the years ended December 31, 2020 and 2019 was $1.7 million and $1.6 million, respectively.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2020 was $174 thousand and cash received from option exercises was $375 thousand in 2020.  No stock options were exercised during the year ended December 31, 2019.  We recorded a realized tax provision in 2020  from equity-based awards of $14 thousand related to options exercised.

11. Income taxes

The components of the income tax benefit are as follows:

	December 31,
(In thousands)	2020	2019
Current:
Federal	$(2,141)	$58
State	17	51
Foreign	(48)	(58)
	(2,172)	51
Deferred:
Federal	(483)	(205)
State	(36)	5
Foreign	152	-
	(367)	(294)
Income tax benefit	$(2,539)	$(149)

Our effective tax rates were 31.1 % and (40.6)% for 2020 and 2019, respectively.  The effective tax rate for 2020 included the impact of the net operating loss (“NOL”) that we expect to carry back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated a NOL for 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.  We recorded an unusually high tax benefit in 2019 due to the impact of R&D credits on a near break-even level of income before income tax.

At December 31, 2020, we have no federal net operating loss carryforwards and $33 thousand of state net operating loss carryforwards, $460 thousand in R&D credit carryforwards, and no state tax credit carryforwards.  Foreign loss before taxes was $468 thousand and $515 thousand in 2020 and 2019, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Foreign net operating losses	$563	$538
Depreciation	302	165
Inventory reserves	719	916
Deferred revenue	47	58
Warranty reserve	31	47
Stock compensation expense	731	701
Other accrued compensation	388	226
R&D credit carryforward	460	111
Other liabilities and reserves	394	276
Gross deferred tax assets	3,635	3,038
Valuation allowance	(659)	(444)
Net deferred tax assets	2,976	2,594

Deferred tax liabilities:
Other	37	29
Net deferred tax liabilities	37	29
Total net deferred tax assets	$2,939	$2,565

As of December 31, 2020 a valuation allowance of $659 thousand has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2020	2019
Balance, beginning of period	$444	$390
Additions charged to income tax provision	215	54
Balance, end of period	$659	$444

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2020	2019

Federal statutory tax rate	21.0%	21.0%
U.S. corporate tax rate change	9.5	–
R&D credit	4.2	(83.2)
State income taxes, net of federal income taxes	0.2	12.0
Business meals and entertainment	0.1	5.4
Miscellaneous permanent items	–	1.4
Uncertain tax positions	(0.2)	1.0
Foreign-derived intangible income deduction	–	(5.4)
Stock award excess tax benefit	(0.3)	(8.4)
Stock option cancellations	(0.5)	0.8
Valuation allowance and tax accruals	(2.6)	14.8
Other	(0.3)	–
Effective tax rate	31.1%	(40.6)%

We had $121 thousand and $107 thousand of total gross unrecognized tax benefits at December 31, 2020 and 2019, respectively that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2020	2019
Unrecognized tax benefits as of January 1	$107	$104
Tax positions taken during the current period	41	28
Lapse of statute of limitations	(27)	(25)
Unrecognized tax benefits as of December 31	$121	$107

We expect $24 thousand of the $121 thousand of unrecognized tax benefits will reverse in 2021 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  We have accrued interest and penalties related to uncertain tax positions of $19 thousand and $18 thousand as of December 31, 2020 and 2019, respectively.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2016.  However, our federal tax returns for the years 2017 through 2019 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

12. Earnings per share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Net (loss) income	$(5,630)	$516

Shares:
Basic: Weighted average common shares outstanding	7,827	7,466
Add: Dilutive effect of outstanding equity awards as determined by the treasury stock method	-	211
Diluted: Weighted average common and common equivalent shares outstanding	7,827	7,677

Net (loss) income per common share:
Basic	$(0.72)	$0.07
Diluted	(0.72)	0.07

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 1,284,000 and 447,000 , at December 31, 2020 and 2019, respectively.

13. Stock repurchase program

We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During 2020 and 2019 we did not repurchase any shares of our common stock.  From January 1, 2005 through December 31, 2020, we repurchased a total of 4,044,842 shares of common stock for $32.1 million, at an average price of $7.94 per share.

14. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Year Ended December 31,
(In thousands)	2020	2019
Net sales:
United States	$24,733	$35,332
International	5,862	10,416
Total	$30,595	$45,748

Fixed assets, net:
United States	$1,079	$1,326
International	871	918
Total	$1,950	$2,244

Sales to international customers were 19% and 23% of total sales in 2020 and 2019, respectively.  Sales to Europe represented 45% and 44%, sales to the Pacific Rim (which includes Australia and Asia) represented 45% and 46%, and sales to Canada represented 8% of total international sales in  both 2020 and 2019.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the UK as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

15. Leases

Operating lease expense for the years ended December 31, 2020 and 2019 was $1.0 million and $1.0 million, respectively, and are reported as “Cost of sales,” “Engineering, design and product development expense,” “Selling and marketing expense,” and “General and administrative expense” in the Consolidated Statements of Operations.  Operating costs include short-term lease costs which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2020	2019
Operating cash outflows from leases	$1,040	$1,031

The following summarizes additional information related to our leases as of December 31, 2020:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term (in years)	4.9	5.0
Weighted average discount rate	4.1%	3.7%

The maturity of the Company’s operating lease liabilities as of December 31, 2020 are as follows (in thousands):

December 31, 2020
2021	$971
2022	879
2023	713
2024	718
2025	464
Thereafter	180
Total undiscounted lease payments	3,925
Less imputed interest	224
Total lease liabilities	$3,701

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2020 and 2019 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2020:
Net sales	$10,247	$5,285	$7,300	$7,763
Gross profit	4,918	2,290	3,349	2,372
Net loss	(992)	(1,853)	(867)	(1,918)
Net loss per common share:
Basic	(0.13)	(0.25)	(0.11)	(0.22)
Diluted	(0.13)	(0.25)	(0.11)	(0.22)

2019:
Net sales	$11,550	$11,350	$11,686	$11,162
Gross profit	6,086	5,704	5,546	4,599
Net income (loss)	746	186	384	(800)
Net income (loss) per common share:
Basic	0.10	0.02	0.05	(0.11)
Diluted	0.10	0.02	0.05	(0.11)

17. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.