Form 10-Q
period 2021-03-31
TRANSACT TECHNOLOGIES INC
filed 2021-05-13
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of April 30, 2021, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,965,541.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$8,728	$10,359
Accounts receivable, net	4,712	3,377
Note receivable	–	100
Inventories	10,000	11,286
Prepaid income taxes	2,411	2,409
Other current assets	911	644
Total current assets	26,762	28,175

Fixed assets, net of accumulated depreciation of $20,124 and $19,979, respectively	1,852	1,950
Note receivable, net of current portion	–	1,584
Right-of-use asset	3,429	3,618
Goodwill	2,621	2,621
Deferred tax assets	3,489	2,939
Intangible assets, net of accumulated amortization of $4,056 and $4,005, respectively	532	583
Other assets	678	777
	12,601	14,072
Total assets	$39,363	$42,247

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,919	$1,691
Accrued liabilities	2,498	3,665
Lease liability	813	837
Deferred revenue	569	504
Total current liabilities	5,799	6,697

Long-term debt	2,173	2,173
Deferred revenue, net of current portion	202	111
Lease liability, net of current portion	2,666	2,864
Other liabilities	160	166
	5,201	5,314
Total liabilities	11,000	12,011

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,010,383 and 12,976,227 shares issued, respectively; 8,965,541 and 8,931,385 shares outstanding, respectively	130	130
Additional paid-in capital	42,816	42,536
Retained earnings	17,512	19,718
Accumulated other comprehensive income (loss), net of tax	15	(38)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	28,363	30,236
Total liabilities and shareholders’ equity	$39,363	$42,247

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)

Net sales	$8,301	$10,247
Cost of sales	5,112	5,329
Gross profit	3,189	4,918

Operating expenses:
Engineering, design and product development	1,803	1,385
Selling and marketing	1,443	2,208
General and administrative	2,609	2,620
	5,855	6,213

Operating loss	(2,666)	(1,295)

Interest and other (expense) income:
Interest, net	(13)	3
Other, net	(83)	(165)
	(96)	(162)

Loss before income taxes	(2,762)	(1,457)
Income tax benefit	556	465
Net loss	$(2,206)	$(992)

Net loss per common share:
Basic	$(0.25)	$(0.13)
Diluted	$(0.25)	$(0.13)

Shares used in per-share calculation:
Basic	8,948	7,507
Diluted	8,948	7,507

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)

Net loss	$(2,206)	$(992)
Foreign currency translation adjustment, net of tax	53	71
Comprehensive loss	$(2,153)	$(921)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,206)	$(992)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	264	187
Depreciation and amortization	240	238
Deferred income taxes	(555)	(518)
Gain on the sale of fixed assets	(8)	–
Foreign currency transaction losses	90	194
Changes in operating assets and liabilities:
Accounts receivable	(1,330)	106
Inventories	1,309	(573)
Prepaid income taxes	(2)	51
Other current and long-term assets	(103)	(266)
Accounts payable	227	(1,243)
Accrued liabilities and other liabilities	(1,020)	(755)
Net cash used in operating activities	(3,094)	(3,571)

Cash flows from investing activities:
Capital expenditures	(68)	(328)
Proceeds from the sale of fixed assets	8	–
Collection (issuance) of note receivable	1,598	(600)
Net cash provided by (used in) investing activities	1,538	(928)

Cash flows from financing activities:
Revolving credit line borrowings	–	1,000
Revolving credit line payments	–	(206)
Proceeds from stock option exercises	91	353
Withholding taxes paid on stock issuances	(75)	(41)
Payment of bank financing costs	(31)	(201)
Net cash (used in) provided by financing activities	(15)	905

Effect of exchange rate changes on cash and cash equivalents	(60)	6

Decrease in cash and cash equivalents	(1,631)	(3,588)
Cash and cash equivalents, beginning of period	10,359	4,203
Cash and cash equivalents, end of period	$8,728	$615

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$27	$38

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Equity beginning balance	$30,236	$25,926

Common stock
Balance, beginning of period	130	115
Issuance of shares from stock awards	–	1
Balance, end of period	130	116

Additional paid-in capital
Balance, beginning of period	42,536	32,604
Share-based compensation expense	264	187
Issuance of shares from exercise of stock options	91	353
Relinquishment of stock awards and deferred stock units to pay for withholding taxes	(75)	(41)
Balance, end of period	42,816	33,103

Retained earnings
Balance, beginning of period	19,718	25,348
Net loss	(2,206)	(992)
Balance, end of period	17,512	24,356

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(38)	(31)
Foreign currency translation adjustment, net of tax	53	71
Balance, end of period	15	40

Equity ending balance	28,363	25,505

Supplemental share information
Issuance of shares from stock awards	65	83
Relinquishment of stock awards to pay withholding taxes	31	14

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Impact of the COVID-19 Pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first quarter of 2021.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions implemented during 2020, we have taken the following actions to increase liquidity and strengthen our financial position.
●
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which enabled us to return employees we furloughed earlier in 2020 to full time employment and to restore certain pay cuts until the PPP Loan proceeds were exhausted.

●
New Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.  See Note 6 for further details regarding this facility.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020.

We may further modify or supplement the expense management measures we have implemented and the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (this “Report”) were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Condensed Consolidated Financial Statements were issued.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs.  Our current assumptions are that casinos and restaurants remain open and continue to gradually increase capacity limitations during 2021, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, as their businesses gradually return to pre-pandemic levels of capacity and operations.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology will continue to be negatively through at least 2021.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity if necessary. These actions may include additional expense reductions and capital raising activities.

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

	Three Months Ended
	March 31,
	2021			2020
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$2,564	$183	$2,747	$1,239	$132	$1,371
POS automation	1,160	4	1,164	1,554	4	1,558
Casino and gaming	1,964	901	2,865	2,558	2,373	4,931
Printrex	27	132	159	61	56	117
Transact Services Group	1,280	86	1,366	2,003	267	2,270
Total net sales	$6,995	$1,306	$8,301	$7,415	$2,832	$10,247

Contract balances

Contract assets consist of unbilled receivables.  Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when such revenue exceeds the amount invoiced to the customer. Unbilled receivables are separated into current and non-current assets and included within “Accounts receivable” and “Other non-current assets” in the Condensed Consolidated Balance Sheets.

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL™ maintenance contracts and testing service contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2021, we recognized revenue of $0.4 million related to our contract assets at December 31, 2020. Total net contract (liabilities) assets consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Unbilled receivables, current	$293	$290
Unbilled receivables, non-current	516	591
Customer pre-payments	(146)	(216)
Deferred revenue, current	(569)	(504)
Deferred revenue, non-current	(202)	(111)
Total net contract (liabilities) assets	$(108)	$50

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2021, the aggregate amount of transaction prices allocated to remaining performance obligations was $3.3 million.  The Company expects to recognize revenue on $2.7 million of its remaining performance obligations within the next 12 months following March 31, 2021, $0.4 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

3. Note receivable

The note receivable balance relates to loans given to a third-party software developer for whom we license our food service technology software with an interest rate of 4.5%, which was originally due in April 2020.  In March 2021, we received payment in the amount of $1.6 million representing the remaining principal balance and interest due from the third-party.  Prior to the payment  being received, notes receivable were stated at unpaid principal balances and interest income was recognized on the accrual method.  For the three months ended March 31, 2021 and 2020, we recorded $17 thousand and $13 thousand of interest income, respectively.

4. Inventories

The components of inventories were:

	March 31, 2021	December 31, 2020
	(In thousands)

Raw materials and purchased component parts	$4,672	$5,467
Finished goods	5,328	5,819
	$10,000	$11,286

5. Accrued product warranty liability

We generally provide warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded. Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)

Balance, beginning of period	$140	$215
Warranties issued	5	45
Warranty settlements	(29)	(47)
Balance, end of period	$116	$213

As of March 31, 2021, $98 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $18 thousand was classified as non-current in “Other liabilities”.

6. Debt

On March 13, 2020, we entered into a new credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “other current assets” in current assets and “other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the facility.  Borrowings under the facility are secured by a lien on substantially all the assets of the Company.  The Siena Credit Facility imposes a minimum EBITDA financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  As of March 31, 2021, we had $3.6 million of borrowing capacity available under the Siena Credit Facility.  The agreement governing the Siena Credit Facility provides for the parties to update the financial covenant for periods ending after March 31, 2021 based on updated financial projections of the Company. The Company does not anticipate a material change in the financial covenant, nor does it anticipate any other material change in the terms or covenants pertaining to its current credit facilities.  We were in compliance with all financial covenants of the Siena Credit Facility at March 31, 2021.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.

The PPP Loan, which is evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank, as lender (the “PPP Lender”), matures May 1, 2022 and bears interest at a fixed rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments were due on the PPP Loan for six months from the date of first disbursement, and if a loan forgiveness application is submitted to the SBA within 10 months after the end of the covered period, no payments are due until the date on which the SBA remits the loan forgiveness amount to the PPP Lender (or notifies the PPP Lender that no loan forgiveness is allowed), but interest continues to accrue during the deferment period.  If no loan forgiveness is allowed, the Company will be required to pay the PPP Lender equal monthly payments of principal and interest based on the principal amount outstanding on the PPP Loan, plus interest outstanding at the end of the deferment period, and taking into account any reductions in the principal amount due to forgiveness, if any.   The Note is unsecured and guaranteed by the SBA.  The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  The Note provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the Note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions.  The PPP Loan may be accelerated upon the occurrence of a default.

Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan are used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020 (collectively, “qualifying expenses”), subject to conditions and limitations provided in the CARES Act.  At least 60% (as amended) of the proceeds from the PPP Loan must be used for eligible payroll costs for the PPP Loan to be forgiven. The Company has maximized the use of PPP Loan proceeds for qualifying expenses and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act, as amended by the Paycheck Protection Flexibility Act of 2020.  Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet until the forgiveness determination has been made by the SBA.  In the event that no portion of the PPP Loan is forgiven by the SBA, $2.0 million in principal and interest of the $2.2 million PPP Loan would be due within the next twelve months as of March 31, 2021.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net loss	$(2,206)	$(992)

Shares:
Basic: Weighted average common shares outstanding	8,948	7,507
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–
Diluted: Weighted average common and common equivalent shares outstanding	8,948	7,507

Net loss per common share:
Basic	$(0.25)	$(0.13)
Diluted	$(0.25)	$(0.13)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three months ended March 31, 2021 and 2020, there were 705 thousand and 708 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three months ended March 31, 2021 and 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain other equipment under operating leases and we have no financing leases. Our leases are included in Right-of-use-assets and Lease liabilities in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to six years, some of which include options to extend. The majority of our leases with options to extend provide for extensions of up to five years with the ability to terminate the lease within one year.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provided for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended March 31, 2021 and 2020 was $243 thousand and $251 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating cash outflows from leases	$262	$259

The following summarizes additional information related to our leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	4.7	4.9
Weighted average discount rate	4.1%	4.1%

The maturity of the Company’s operating lease liabilities as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$709	$971
2022	880	879
2023	713	713
2024	718	718
2025	463	464
Thereafter	340	180
Total undiscounted lease payments	3,823	3,925
Less imputed interest	344	224
Total lease liabilities	$3,479	$3,701

10. Income taxes

We recorded an income tax benefit for the first quarter of 2021 of $556 thousand at an effective tax rate of 20.1%, compared to an income tax benefit during the first quarter of 2020 of $465 thousand at an effective tax rate of 31.9%.  The effective tax rate for the first quarter of 2020 was higher as it included the impact of our net operating loss (“NOL”) that we incurred during 2020 and will carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

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

As of March 31, 2021, we had $121 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect that $24 thousand of the $121 thousand of unrecognized tax benefits will reverse in 2021 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as “Deferred tax assets” in the Condensed Consolidated Balance Sheet.  As of March 31, 2021, we had $21 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

11. Subsequent events

On April 30, 2021, we entered into an agreement to modify the term of the lease on our facility in Hamden, CT.  The lease, which was last amended on January 3, 2017, was scheduled to expire on April 30, 2027.  The lease amendment modified the expiration date to October 31, 2023 with an option to extend the lease for an additional two year period extending the expiration date to October 31, 2025.

Item 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any of such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date of they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

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

Impact of COVID-19
Our business trends through the first two months of 2020 were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020 and into the first three months of 2021.  Though we have begun to see some recovery in the first quarter of 2021, unfortunately, the massive economic and social disruptions across the world persist due to COVID-19 and the measures implemented to mitigate its spread.  The food service, casino and gaming, and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through the first three months of 2021, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 though the first three months of 2021 compared to the second quarter of 2020, as some state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remained lower than 2019, and we expect this trend to continue through at least the first half of 2021.  Below is a discussion of the impact of COVID-19 that we have experienced, and that we believe we will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers have opened under restrictions that limit them to providing drive through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the second half of 2020 and first three months of 2021, we experienced sales improvement compared to the second quarter of 2020, as these food service customers reopened for business.  However, during the fourth quarter of 2020 and early in 2021, restaurants were again impacted by a resurgence of the pandemic.  Notwithstanding the gradual resumption of limited operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of being closed for several months and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments are and will likely continue to be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited game play based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  However, many casinos in the U.S. have reopened during the first quarter of 2021 with limited capacity and we anticipate that they will progressively increase capacity over time.  As casinos gradually recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe is likely to negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2021.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during 2020.  Therefore, COVID-19 has not had an impact our lottery printer sales.

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

Our gross margin has been negatively impacted and we expect our gross margin to continue to be negatively impacted while the COVID-19 pandemic persists.  As a result of an expected significantly lower sales level, we believe our gross margin will remain lower than pre-pandemic levels due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

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

While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first quarter of 2021.

In addition, during 2020 we took additional measures to increase liquidity, including the following:

●
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

●
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), which has enabled us to return our furloughed employees to full time employment and to restore certain pay cuts until the PPP Loan proceeds were exhausted.

●
New Credit Facility - We also entered into a new credit facility with Siena Lending Group LLC (the “Siena Credit Facility”) that provides a revolving credit line of up to $10 million, subject to a borrowing base.

●	Reduced Capital Expenditures - We limited capital expenditures during 2020.

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

With a majority of our employees now fully-vaccinated against COVID-19, we are beginning to prepare a return-to-work plan that we expect to implement in the second half of 2021.

Our distribution centers, deemed an essential service, have remained operational throughout the pandemic.  During 2020, we implemented a new COVID-19 policy, which was still in place during the first three months of 2021, to specifically address health and safety guidelines for employees to adhere to and follow when at work or returning to work.  This policy was based on the COVID-19 safety guidelines recommended by the Centers for Disease Control and Prevention and implements the following operations procedures:

●	staggered shifts and a rotational/flexible work schedule to minimize the number of employees at any particular facility at a single time;
●	mandated use of protective equipment, such as masks and gloves, when in common areas, which is provided to employees;
●	spacing seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
●	employees who (i) show symptoms of COVID-19 or (ii) have been exposed to someone who shows symptoms or has tested positive for COVID-19 are prohibited from reporting to work for 10 days;
●	visitors are prohibited from entering all facilities;
●	cleaning and disinfecting protocols at all facilities; and
●	daily temperature taking of all employees before entering all facilities.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of March 31, 2021 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of Form 10-K for the year ended December 31, 2020 for further discussion of risks related to COVID-19.

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

Results of Operations: Three months ended March 31, 2021 compared to three months ended March 31, 2020

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Food service technology (“FST”)	$2,747	33.1%	$1,371	13.4%	$1,376	100.4%
POS automation	1,164	14.0%	1,558	15.2%	(394)	(25.3%)
Casino and gaming	2,865	34.5%	4,931	48.1%	(2,066)	(41.9%)
Printrex	159	1.9%	117	1.1%	42	35.9%
TSG	1,366	16.5%	2,270	22.2%	(904)	(39.8%)
	$8,301	100.0%	$10,247	100.0%	$(1,946)	(19.0%)

International *	$1,306	15.7%	$2,832	27.6%	$(1,526)	(53.9%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2021 decreased $1.9 million, or 19%, from the same period in 2020.  Printer, terminal and other hardware unit sales volume decreased 27% to approximately 18,000 units, due primarily to a sales volume decrease in the casino and gaming market of 42% and, to a lesser extent, a 17% decrease in the POS automation market.  The volume decrease was partially offset by an increase in FST hardware volume of 129% in the first quarter of 2021 compared to the first quarter of 2020.  The average selling price of our printers, terminals and other hardware increased 7% during the first quarter of 2021 compared to the first quarter of 2020 primarily due to a higher level of FST hardware sales, which sell at higher prices than our other products.  The sales volume decreases were partially offset by a $0.6 million, or 96%, increase in software, labels and other recurring revenue from our food service technology market.

International sales for the first quarter of 2021 decreased $1.5 million, or 54%, from the same period in 2020 primarily due to decreased sales in the international casino and gaming market.

Food service technology: Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS, including applications for inventory management, temperature monitoring of food and equipment, timers, food safety labeling, food recalls, checklists and procedures, equipment service management, and delivery management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal/workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and “enjoy by” date labels.  The BOHA! Workstation uses an iPad instead of an integrated touchscreen.  Both the BOHA! terminal and workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Domestic	$2,564	93.3%	$1,239	90.4%	$1,325	106.9%
International	183	6.7%	132	9.6%	51	38.6%
	$2,747	100.0%	$1,371	100.0%	$1,376	100.4%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Hardware	$1,542	56.1%	$755	55.1%	$787	104.2%
Software, labels and other recurring revenue	1,205	43.9%	616	44.9%	589	95.6%
	$2,747	100.0%	$1,371	100.0%	$1,376	100.4%

The increase in food service technology sales for the first quarter of 2021 compared to the first quarter of 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 104% in the first quarter of 2021 compared to 2020 due largely to sales to an existing national convenience store customer and a new national travel center customer.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 96%, primarily due to increased label sales and, to a lesser extent,  increased software sales, compared to the prior year period due to the growth of the installed base of our BOHA! terminals.

POS automation: Revenue from the POS automation market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Sales of our worldwide POS automation products for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Domestic	$1,160	99.7%	$1,554	99.7%	$(394)	(25.4%)
International	4	0.3%	4	0.3%	-	0.0%
	$1,164	100.0%	$1,558	100.0%	$(394)	(25.3%)

The decrease in POS automation sales during the first quarter of 2021 compared to the first quarter of 2020 was driven by a 25% decrease in domestic sales of our Ithaca® 9000 printer largely attributable to fewer sales to McDonald’s which we believe resulted from the continued impact of the COVID-19 pandemic.

Casino and gaming: Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL™ print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Domestic	$1,964	68.6%	$2,558	51.9%	$(594)	(23.2%)
International	901	31.4%	2,373	48.1%	(1,472)	(62.0%)
	$2,865	100.0%	$4,931	100.0%	$(2,066)	(41.9%)

The decrease in domestic sales of our casino and gaming products for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to a 23% decrease in domestic sales of our thermal casino printers, driven by industry-wide weakness resulting in lower sales to our OEMs that continue to be impacted by casino closures, capacity limitations and lower customer demand resulting from the COVID-19 pandemic.  We have started to experience some recovery from the negative impact of the COVID-19 pandemic as domestic casino sales in the first quarter of 2021 increased 11% compared to the fourth quarter of 2020.

The decrease in international casino and gaming sales during the first quarter of 2021 compared to the first quarter of 2020 was primarily due to a 64% decline in sales of our thermal casino printers and a 39% decline in international sales of our off-premise gaming printers attributable to the continued negative impacts of the COVID-19 pandemic on the international casino and gaming industry.

Printrex: Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Sales of our worldwide Printrex printers for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Domestic	$27	17.0%	$61	52.1%	$(34)	(55.7%)
International	132	83.0%	56	47.9%	76	135.7%
	$159	100.0%	$117	100.0%	$42	35.9%

The increase in sales of Printrex printers for the first quarter of 2021 compared to the first quarter of 2020 resulted primarily from increased international sales in the oil and gas market.  This increase was partially offset by a decrease in domestic Printrex printer sales during the first quarter of 2021 compared to the first quarter of 2020.  Though our overall Printrex sales increased, we are no longer focused on this market and expect sales to decline over time.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts, maintenance and repair services, testing services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2021		March 31, 2020		$ Change	% Change
Domestic	$1,280	93.7%	$2,003	88.2%	$(723)	(36.1%)
International	86	6.3%	267	11.8%	(181)	(67.8%)
	$1,366	100.0%	$2,270	100.0%	$(904)	(39.8%)

The decrease in domestic revenue from TSG for the first quarter of 2021 as compared to the first quarter of 2020 was due primarily to lower sales of replacement parts, consumable products and service revenue.  Replacement part sales decreased 31% primarily from lower lottery printer spare part sales to IGT which can vary significantly from quarter to quarter.  Consumable sales declined 57% due primarily to lower sales of HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018, and to a lesser extent, lower sales of legacy POS printer paper.  Service revenue declined 43% primarily related to a service contract with a banking customer that is expected to end later in 2021.  We expect TSG sales to decrease in 2021 compared to 2020 due to lower expected sales of legacy lottery printer spare printer parts to IGT and lower service sales related to the service contract with a banking customer that is expected to end in 2021.

Internationally, TSG revenue decreased for the first quarter of 2021 compared to the first quarter of 2020 primarily due to a 66% decrease in sales of replacement parts and accessories to international casino and gaming customers due to the negative impact from the COVID-19 pandemic.

Gross Profit. Gross profit information for the three months ended March 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$3,189	$4,918	(35.2%)	38.4%	48.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRALTM print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the first quarter of 2021, gross profit decreased $1.7 million, or 35%, due largely to a sales decrease of 19% for the first quarter in 2021 compared to the first quarter of 2020.  Additionally, our gross margin decreased 960 basis points, to 38.4% for the first quarter of 2021 compared to 48.0% for the first quarter of 2020.  The decrease in gross margin resulted from lower sales of our higher margin casino printers and lower margin on our BOHA! hardware sales in the first quarter of 2021 compared to the first quarter of 2020.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development information for the three months ended March 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,803	$1,385	30.2%	21.7%	13.5%

Engineering, design and product development expense primarily includes salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $418 thousand, or 30%, for the first quarter of 2021 compared to the first quarter of 2020, primarily due to the continued development for our food service technology products.  We expect engineering, design and product development expense to increase in 2021 compared to 2020 related to accelerated investments planned for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2021 and  2020 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,443	$2,208	(34.6%)	17.4%	21.5%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $765 thousand, or 35%, for the first quarter of 2021 compared to the first quarter of 2020 primarily due to lower expenses from travel, trade shows and marketing programs in the first quarter of 2021.  The first quarter of 2020 reflected pre-COVID 19 levels of sales and marketing expenses before costs saving measures were taken once we were impacted by the pandemic.  We expect selling and marketing expenses to increase in 2021 as we gradually return to more normalized pre-COVID-19 spending levels as well as make substantial strategic investments in our food service technology sales and marketing groups that were deferred from 2020 due to the pandemic.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$2,609	$2,620	(0.4%)	31.4%	25.6%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, telecommunication expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses decreased less than 1% for the first quarter of 2021 compared to the first quarter of 2020.  We expect general and administrative expenses to increase in 2021 as we gradually return to more normalized pre-COVID-19 spending levels.

Operating Loss. Operating loss information for the three months ended March 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$(2,666)	$(1,295)	105.9%	(32.1%)	(12.6%)

Our operating loss increased $1.4 million, or 106%, in the first quarter of 2021 compared to the first quarter of 2020 due to a decrease in sales of 19% resulting from the negative impact of COVID-19 on sales and a decrease in our gross margin of 960 basis points.  This decrease was partially offset by a 6% decline in operating expenses during the first quarter of 2021 compared to the first quarter of 2020.

Interest. We recorded net interest expense of $13 thousand for the first quarter of 2021 compared to net interest income of $3 thousand for the first quarter of 2020.  Interest expense in 2021 was due to unused borrowing fees under the Siena Credit Facility that was entered into on March 13, 2020, partially offset by interest income earned on the note receivable and a long-term revenue contract.  We expect interest expense to increase in the full year 2021 compared to the full year 2020 due to the full year impact of unused borrowing fees incurred from the Siena Credit Facility and lower interest income due to the collection of the note receivable in the first quarter of 2021.

Other, net. We recorded other expense of $83 thousand for the first quarter of 2021 compared to other expense of $165 thousand for the first quarter of 2020 primarily due to foreign exchange losses recorded by our UK subsidiary.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the first quarter of 2021 of $556 thousand at an effective tax rate of 20.1%, compared to an income tax benefit during the first quarter of 2020 of $465 thousand at an effective tax rate of 31.9%.  The effective tax rate for the first quarter of 2020 was higher as it included the impact of our net operating loss (“NOL”) that we incurred during 2020 and will carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020 which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Loss. We reported a net loss for the first quarter of 2021 of $2.2 million, or $0.25 per diluted share, compared to a net loss of $1.0 million, or $0.13, per diluted share, for the first quarter of 2020.

Liquidity and Capital Resources

Cash Flow
For the first three months of 2021, our cash and cash equivalents balance decreased $1.6 million, or 16%, from December 31, 2020. We ended the first quarter of 2021 with $8.7 million in cash and cash equivalents, of which $0.1 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $3.1 million for the first three months of 2021 as compared to cash used in operating activities of $3.6 million for the first three months of 2020:

During the first three months of 2021:
●	We reported a net loss of $2.2 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.3 million.
●	Accounts receivable increased $1.3 million, or 40%, primarily due to increased sales volume late in the first quarter of 2021.
●	Inventory decreased $1.3 million, or 11%, due to the utilization of inventory on hand to fulfill sales in response to the pandemic.
●	Other current and long-term assets increased $0.1 million, or 7%, due largely to advance payments made in the first quarter of 2021 for annual ERP software maintenance.
●	Accounts payable increased $0.2 million, or 13%, due primarily to the timing of payments during the first quarter of 2020.
●	Accrued liabilities and other liabilities decreased $1.0 million, or 13%, due primarily to the payment of 2020 annual bonuses in March 2021.

During the first three months of 2020:
●	We reported a net loss of $1.0 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.2 million.
●	Accounts receivable decreased $0.1 million, or 1%, primarily due to lower sales volume during the first three months of 2020.
●
Inventory increased $0.6 million, or 5%, due to the purchase of inventory during the first quarter of 2020 to support anticipated sales that did not occur due to the impact of the COVID-19 pandemic on our sales in March 2020.

●	Other current and long-term assets increased $0.3 million, or 26%, due largely to advance payments made in the first quarter of 2020 for our annual ERP software maintenance.
●	Accounts payable decreased $1.2 million, or 42%, due primarily to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020.
●	Accrued liabilities and other liabilities decreased $0.8 million, or 11%, due primarily to the payment of 2019 annual bonuses in March 2020.

Investing activities:  Our capital expenditures were $68 thousand for the first three months 2021 compared to $328 thousand for the first quarter of 2020.  Expenditures in 2021 were for computer and networking equipment and new product tooling equipment.  Expenditures in 2020 were primarily for computer and networking equipment, new product tooling equipment and leasehold improvements at our Las Vegas facility.  Investing activities also provided $1.6 million for the first three months of 2021 upon the collection of the remaining $1.6 million note receivable balance from an unaffiliated third-party compared to $0.6 million of cash used in investing activities during the first three months of 2020 for a loan to the same unaffiliated third-party.

Capital expenditures and additions to capitalized software for 2021 are expected to be approximately $1.4 million, primarily for new product tooling, new computer software and computer and networking equipment to support our food service technology market.

Financing activities:  Financing activities used $15 thousand of cash during the first three months of 2021 to pay $75 thousand for withholding taxes on stock issued from our stock compensation plans and $31 thousand on the final payment of financing costs associated with our Siena Credit Facility, partially offset by proceeds of $91 thousand from stock option exercises.  During the first three months of 2020, financing activities provided $0.9 million of cash from net borrowings of $794 thousand from our Siena Credit Facility and proceeds of $353 thousand from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Siena Credit Facility with Siena Lending Group LLC and terminated our credit facility with TD Bank N.A.  The Siena Credit Facility provides for a revolving credit line of up to $10 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%.  The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.  Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a quarterly financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA.  As of March 31, 2021, we had no outstanding borrowings under the Siena Credit Facility and were in compliance with our financial covenant.  The agreement governing the Siena Credit Facility provides for the parties to update the financial covenant for periods ending after March 31, 2021 based on updated financial projections of the Company. The Company does not anticipate a material change in the financial covenant, nor does it anticipate any other material change in the terms or covenants pertaining to its current credit facilities.  The following table demonstrates our compliance with the financial covenant at March 31, 2021.

Financial Covenant	Requirement	Calculation for the period from April 1, 2020 to March 31, 2021
EBITDA	Minimum of $(7,984)	$(7,144)

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

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional credit facilities within the next twelve months beyond our Siena Credit Facility and the PPP Loan, which are discussed above.    The agreement governing the Siena Credit Facility provides for the parties to update the financial covenant for periods ending after March 31, 2021 based on updated financial projections of the Company. The Company does not anticipate a material change in the financial covenant, nor does it anticipate any other material change in the terms or covenants pertaining to its current credit facilities.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact unknown.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2021.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to two material weaknesses in our internal control over financial reporting.  As of March 31, 2021, one material weakness was not fully remediated and our disclosure controls and procedures were not effective as of March 31, 2021.  Management has begun remediation efforts on the remaining material weakness, which are described below.

Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the condensed consolidated financial statements included in this Report for the three months ended March 31, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles, and that they can still be relied upon.

Material Weakness in Internal Control Over Financial Reporting
We identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of March 31, 2021 and December 31, 2020 and 2019.  The material weakness was that we did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).

The control deficiency constituted a material weaknesses, but did not result in a material misstatement of our annual or interim consolidated financial statements.  However, if the material weakness is not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.

Remediation Efforts to Address Material Weakness
Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting.  As of December 31, 2020 we have taken the following steps to remediate the identified control deficiency and material weakness:

To address the Spreadsheet Control Weakness, for each key spreadsheet we plan to evaluate and determine (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we would utilize the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we will implement a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all key spreadsheets, we plan to design and implement a new key control to validate the completeness and accuracy of information supporting our accounting records.  During 2020 and the first quarter of 2021, we completed the evaluation process for each key spreadsheet based on the above criteria, and we implemented a new key control for approximately 30% of our key spreadsheets to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.  We expect to complete the remediation of the Spreadsheet Control Weakness during 2021.

We believe these steps will address the material weaknesses described above.

Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2021, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.
Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks factors described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
 None.

Item 6.	EXHIBITS

10.1*	Second Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct Technologies dated April 30, 2021.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 13, 2021	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: May 13, 2021	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)