Form 10-Q
period 2021-06-30
TRANSACT TECHNOLOGIES INC
filed 2021-08-11
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of July 31, 2021, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 8,991,504.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$7,960	$10,359
Accounts receivable, net	5,741	3,377
Note receivable	–	100
Inventories	8,734	11,286
Prepaid income taxes	2,499	2,409
Other current assets	864	644
Total current assets	25,798	28,175

Fixed assets, net of accumulated depreciation of $20,282 and $19,979, respectively	1,843	1,950
Note receivable, net of current portion	–	1,584
Right-of-use asset	2,952	3,618
Goodwill	2,621	2,621
Deferred tax assets	4,147	2,939
Intangible assets, net of accumulated amortization of $4,107 and $4,005, respectively	481	583
Other assets	573	777
	12,617	14,072
Total assets	$38,415	$42,247

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$2,780	$1,691
Accrued liabilities	2,466	3,665
Lease liability	809	837
Deferred revenue	742	504
Total current liabilities	6,797	6,697

Long-term debt	2,173	2,173
Deferred revenue, net of current portion	232	111
Lease liability, net of current portion	2,167	2,864
Other liabilities	173	166
	4,745	5,314
Total liabilities	11,542	12,011

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,035,321 and 12,976,227 shares issued, respectively; 8,990,479 and 8,931,385 shares outstanding, respectively	130	130
Additional paid-in capital	43,408	42,536
Retained earnings	15,398	19,718
Accumulated other comprehensive income (loss), net of tax	47	(38)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	26,873	30,236
Total liabilities and shareholders’ equity	$38,415	$42,247

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)

Net sales	$9,325	$5,285	$17,626	$15,532
Cost of sales	6,000	2,995	11,112	8,324
Gross profit	3,325	2,290	6,514	7,208

Operating expenses:
Engineering, design and product development	1,804	1,367	3,607	2,752
Selling and marketing	1,767	1,419	3,210	3,627
General and administrative	2,509	2,242	5,118	4,862
	6,080	5,028	11,935	11,241

Operating loss	(2,755)	(2,738)	(5,421)	(4,033)
Interest and other expense:
Interest, net	(29)	(25)	(42)	(22)
Other, net	(17)	(11)	(100)	(176)
	(46)	(36)	(142)	(198)

Loss before income taxes	(2,801)	(2,774)	(5,563)	(4,231)
Income tax benefit	687	921	1,243	1,386
Net loss	$(2,114)	$(1,853)	$(4,320)	$(2,845)

Net loss per common share:
Basic	$(0.24)	$(0.25)	$(0.48)	$(0.38)
Diluted	$(0.24)	$(0.25)	$(0.48)	$(0.38)

Shares used in per-share calculation:
Basic	8,976	7,543	8,962	7,525
Diluted	8,976	7,543	8,962	7,525

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)

Net loss	$(2,114)	$(1,853)	$(4,320)	$(2,845)
Foreign currency translation adjustment, net of tax	32	10	85	81
Comprehensive loss	$(2,082)	$(1,843)	$(4,235)	$(2,764)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,320)	$(2,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	695	413
Depreciation and amortization	486	495
Deferred income taxes	(1,209)	(1,485)
Gain on the sale of fixed assets	(8)	–
Foreign currency transaction losses	107	215
Changes in operating assets and liabilities:
Accounts receivable	(2,350)	3,060
Inventories	2,591	101
Prepaid income taxes	(90)	49
Other current and long-term assets	29	73
Accounts payable	1,012	(1,660)
Accrued liabilities and other liabilities	(862)	(725)
Net cash used in operating activities	(3,919)	(2,309)

Cash flows from investing activities:
Capital expenditures	(159)	(489)
Proceeds from the sale of fixed assets	8	–
Collection (issuance) of note receivable	1,598	(600)
Net cash provided by (used in) investing activities	1,447	(1,089)

Cash flows from financing activities:
Revolving credit line borrowings	–	2,756
Revolving credit line payments	–	(2,750)
Long-term debt borrowings	–	2,173
Proceeds from stock option exercises	277	353
Withholding taxes paid on stock issuances	(100)	(41)
Payment of bank financing costs	(31)	(213)
Net cash provided by financing activities	146	2,278

Effect of exchange rate changes on cash and cash equivalents	(73)	(1)

Decrease in cash and cash equivalents	(2,399)	(1,121)
Cash and cash equivalents, beginning of period	10,359	4,203
Cash and cash equivalents, end of period	$7,960	$3,082

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$100	$36

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)

Equity beginning balance	$28,363	$25,505	$30,236	$25,926

Common stock
Balance, beginning of period	130	116	130	115
Issuance of shares from stock awards	–	–	–	1
Balance, end of period	130	116	130	116

Additional paid-in capital
Balance, beginning of period	42,816	33,103	42,536	32,604
Share-based compensation expense	431	226	695	413
Issuance of shares from exercise of stock options	186	–	277	353
Relinquishment of stock awards and restricted stock units to pay for withholding taxes	(25)	–	(100)	(41)
Balance, end of period	43,408	33,329	43,408	33,329

Retained earnings
Balance, beginning of period	17,512	24,356	19,718	25,348
Net loss	(2,114)	(1,853)	(4,320)	(2,845)
Balance, end of period	15,398	22,503	15,398	22,503

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	15	40	(38)	(31)
Foreign currency translation adjustment, net of tax	32	10	85	81
Balance, end of period	47	50	47	50

Equity ending balance	26,873	23,888	26,873	23,888

Supplemental share information
Issuance of shares from stock awards	27	9	92	91
Relinquishment of stock awards to pay withholding taxes	1	–	32	14

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end-of-period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive income (loss), net of tax” in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Operations.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Impact of the COVID-19 Pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first half of 2021.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position:
●
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act"), which enabled us to return employees we furloughed earlier in 2020 to full time employment and to restore employees to full pay following certain pay cuts.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.  See Note 6 for further details regarding the PPP Loan.

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

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Condensed Consolidated Financial Statements were issued.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs.  Our current assumptions are that casinos and restaurants remain open and continue to gradually increase capacity limitations during 2021, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, as their businesses gradually return to pre-pandemic levels of capacity and operations.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology will continue to be negatively impacted through at least 2021.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity, if necessary.  These actions may include additional expense reductions and capital raising activities.

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

Disaggregation of revenue

The following tables disaggregates our revenue by market-type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2021			2020
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$2,987	$87	$3,074	$1,056	$148	$1,204
POS automation	1,252	4	1,256	481	-	481
Casino and gaming	2,438	1,029	3,467	970	390	1,360
Lottery	-	-	-	817	-	817
Printrex	25	87	112	6	2	8
TransAct Services Group	1,252	164	1,416	1,271	144	1,415
Total net sales	$7,954	$1,371	$9,325	$4,601	$684	$5,285

	Six Months Ended
	June 30,
	2021			2020
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$5,551	$270	$5,821	$2,295	$280	$2,575
POS automation	2,412	8	2,420	2,035	4	2,039
Casino and gaming	4,402	1,930	6,332	3,528	2,763	6,291
Lottery	-	-	-	817	-	817
Printrex	52	219	271	67	58	125
TransAct Services Group	2,532	250	2,782	3,274	411	3,685
Total net sales	$14,949	$2,677	$17,626	$12,016	$3,516	$15,532

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL® maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2021, we recognized revenue of $0.5 million related to our contract liabilities at December 31, 2020. Total net contract (liabilities) assets consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Unbilled receivables, current	$296	$290
Unbilled receivables, non-current	441	591
Customer pre-payments	(87)	(216)
Deferred revenue, current	(742)	(504)
Deferred revenue, non-current	(232)	(111)
Total net contract (liabilities) assets	$(324)	$50

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2021, the aggregate amount of transaction prices allocated to remaining performance obligations was $5.0 million.  The Company expects to recognize revenue on $4.4 million of its remaining performance obligations within the next 12 months following June 30, 2021, $0.4 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

3. Note receivable

The note receivable balance relates to loans given to a third-party software developer from whom we license our food service technology software with an interest rate of 4.5%, which were originally due in April 2020.  In March 2021, we received payment in the amount of $1.6 million representing the remaining principal balance and interest due from the third-party.  Prior to the payment being received, notes receivable were stated at unpaid principal balances and interest income was recognized on the accrual method.  Interest income for the three months ended June 30, 2020 was $18 thousand.  There was no interest income for the three months ended June 30, 2021.  For the six months ended June 30, 2021 and 2020, we recorded $17 thousand and $31 thousand of interest income, respectively.

4. Inventories

The components of inventories were:

	June 30, 2021	December 31, 2020
	(In thousands)

Raw materials and purchased component parts	$5,373	$5,467
Finished goods	3,361	5,819
	$8,734	$11,286

5. Accrued product warranty liability

We generally provide hardware warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)

Balance, beginning of period	$140	$215
Warranties issued	19	55
Warranty settlements	(45)	(78)
Balance, end of period	$114	$192

As of June 30, 2021, $87 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $27 thousand was classified as non-current in “Other liabilities”.

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

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750,000 under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  As of June 30, 2021, we had $4.7 million of borrowing capacity available under the Siena Credit Facility.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds from the PPP Loan needed to have been used for eligible payroll costs for the PPP Loan to be forgiven. The Company submitted its PPP Loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP Loan (including all interest accrued thereon) of $2.2 million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank, as lender (the “PPP Lender”), was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly.  No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness amount to the PPP Lender and interest that accrued during the deferment period was included in the forgiveness amount.  The Note was unsecured and guaranteed by the SBA.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet.  The forgiveness of the PPP loan will be recognized  under “Interest and other expense” section in the Condensed Consolidated Statement of Operations during the quarter ending September 30, 2021.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net loss	$(2,114)	$(1,853)	$(4,320)	$(2,845)

Shares:
Basic: Weighted average common shares outstanding	8,976	7,543	8,962	7,525
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–	–	–
Diluted: Weighted average common and common equivalent shares outstanding	8,976	7,543	8,962	7,525

Net loss per common share:
Basic	$(0.24)	$(0.25)	$(0.48)	$(0.38)
Diluted	$(0.24)	$(0.25)	$(0.48)	$(0.38)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended June 30, 2021 and 2020, there were 0.3 million and 1.4 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2021 and 2020, there were 0.7 million and 1.3 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three and six months ended June 30, 2021 and 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to five years, some of which include options to extend. Our leases with options to extend provide for extensions of two to five years with the ability to terminate the lease within one year.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provided for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  On April 30, 2021, we entered into an amendment to modify the expiration date of our lease on our Hamden, CT facility.  The lease, which was last amended on January 3, 2017, was scheduled to expire on April 30, 2027.  The lease amendment modified the expiration date to October 31, 2023 with an option to extend the lease for an additional two-year period extending the expiration date to October 31, 2025.  The modification resulted in reducing the right-of-use-asset and lease liability by $0.3 million. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended June 30, 2021 and 2020 was $239 thousand and $241 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expense for the six months ended June 30, 2021 and 2020 was $482 thousand and $492 thousand, respectively.  Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Operating cash outflows from leases	$522	$519

The following summarizes additional information related to our leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	3.9	4.9
Weighted average discount rate	4.4%	4.1%

The maturity of the Company’s operating lease liabilities as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
2021	$463	$971
2022	887	879
2023	722	713
2024	722	718
2025	427	464
Thereafter	24	180
Total undiscounted lease payments	3,245	3,925
Less imputed interest	269	224
Total lease liabilities	$2,976	$3,701

10. Income taxes

We recorded an income tax benefit for the second quarter of 2021 of $687 thousand at an effective tax rate of 24.5%, compared to an income tax benefit for the second quarter of 2020 of $921 thousand at an effective tax rate of 33.2%.  For the six months ended June 30, 2021,  we recorded an income tax benefit of $1.2 million at an effective tax rate of 22.3%, compared to an income tax benefit for the six months ended June 30, 2020 of $1.4 million at an effective tax rate of 32.8%.  The effective tax rate for the second quarter and first six months of 2020 was higher than the comparable 2021 periods as it included the impact of our net operating loss (“NOL”) that we incurred during 2020 and will carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. states and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2016.  However, our federal tax returns for the years 2017 through 2019 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of June 30, 2021, we had $121 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect $24 thousand of the $121 thousand of unrecognized tax benefits will reverse in the third quarter of 2021 upon the expiration of the applicable statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of June 30, 2021, we had $25 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

11. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to be issued.  Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than receiving notifications from Berkshire Bank and the SBA regarding forgiveness of the PPP Loan on July 8, 2021, and the Credit Facility Amendment to the Siena Credit Facility signed on July 21, 2021, both of which are disclosed in Note 6.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic, which is unknown at this time.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and any resurgences or variants, vaccination rates and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the impact of the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation, casino and gaming, and oil and gas.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, Ithaca®, and Printrex® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Impact of the COVID-19 Pandemic
Our business trends through the first two months of 2020 were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020 and into the first six months of 2021.  Though we have begun to see some recovery in the first half of 2021, unfortunately, the massive economic and social disruptions across the world persist due to COVID-19, including the emergence of virus variants, and the measures implemented to mitigate its spread.  The food service, casino and gaming, and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through the first six months of 2021, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 through the first six months of 2021 compared to the second quarter of 2020, as state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remained lower than 2019, and while we expect this improvement to continue during the remainder of 2021, the exact timing and pace of recovery is unknown.  Below is a discussion of the impact of COVID-19 that we have experienced, and that we believe will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers have opened under restrictions that limit them to providing drive through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the second half of 2020 and first six months of 2021, we experienced sales improvement compared to the second quarter of 2020, as these food service customers reopened for business.  However, during the fourth quarter of 2020 and early in 2021, restaurants were again impacted by a resurgence of the pandemic.  Notwithstanding the gradual resumption of limited operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of being closed for several months and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments are and will likely continue to be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited gameplay based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  However, many casinos in the U.S. reopened during the first quarter of 2021 with limited capacity and during the second quarter of 2021 remained open and further expanded capacity.  We anticipate that casinos will continue to increase capacity over time, barring any new closures or reduced capacity requirements in response to any new resurgence of the pandemic, including the emergence of variants.  As casinos gradually recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines will be diminished, which we believe is likely to continue to negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2021.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during 2020.  Therefore, COVID-19 has not had an impact our lottery printer sales.

Printrex.  The oil and gas market has been negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic during 2020.  During the first half of 2021, oil and gas prices have begun to rise again resulting in slowly improving sales to our oil and gas customers.  However, due to the uncertainty of current and future market conditions, we believe sales of our Printrex oil and gas printers will continue to be negatively impacted until oil and gas prices recover.

TSG.  Due to closures and reduced operating capacity of restaurants, retail establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect such sales to remain at reduced levels, due to lower usage until these markets recover.

Our gross margin has been negatively impacted and we expect our gross margin to continue to be negatively impacted while the COVID-19 pandemic and its economic effects on the markets we serve persists.  As a result of an expected significantly lower sales level, we believe our gross margin will remain lower than pre-pandemic levels due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

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

While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus, vaccination rates, the emergence of virus variants and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first half of 2021.

In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position:

•
Public Offering – On October 16, 2020, the Company raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, through an underwritten public offering (the “Offering”) and sold an aggregate of 1,380,000 shares of common stock.

•
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which enabled us to return employees we had furloughed earlier in 2020 to full time employment and to restore employees to full pay following certain pay cuts.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.

•
New Credit Facility - On March 13, 2020, we also entered into a new credit facility with Siena Lending Group LLC (the “Siena Credit Facility”) that provides a revolving credit line of up to $10 million, subject to a borrowing base.

•	Reduced Capital Expenditures - We limited capital expenditures during 2020.

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

With a majority of our employees now fully vaccinated against COVID-19, we are beginning to prepare a return-to-work plan that we expect to implement in the second half of 2021.

Our distribution centers, deemed an essential service, have remained operational throughout the pandemic.  During 2020, we implemented a new COVID-19 policy, which was still in place during the first six months of 2021, to specifically address health and safety guidelines for employees to adhere to and follow when at work or returning to work.  This policy is based on the COVID-19 safety guidelines recommended by the Centers for Disease Control and Prevention and implements the following operations procedures:

•	staggered shifts and a rotational or flexible work schedule to minimize the number of employees at any particular facility at a single time;
•	mandated use of protective equipment, such as masks and gloves, when in common areas, which is provided to employees;
•	spaced seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
•	employees who (i) show symptoms of COVID-19 or (ii) have been exposed to someone who shows symptoms or has tested positive for COVID-19 are prohibited from reporting to work for 10 days;
•	visitors are prohibited from entering all facilities; and
•	cleaning and disinfecting protocols at all facilities.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of June 30, 2021 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

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

Results of Operations: Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Food service technology (“FST”)	$3,074	33.0%	$1,204	22.8%	$1,870	155.3%
POS automation	1,256	13.4%	481	9.1%	775	161.1%
Casino and gaming	3,467	37.2%	1,360	25.7%	2,107	154.9%
Lottery	–	0.0%	817	15.5%	(817)	(100.0%)
Printrex	112	1.2%	8	0.1%	104	1,300.0%
TSG	1,416	15.2%	1,415	26.8%	1	0.1%
	$9,325	100.0%	$5,285	100.0%	$4,040	76.4%

International *	$1,371	14.7%	$684	12.9%	$687	100.4%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2021 increased $4 million, or 76%, from the same period in 2020.  Printer, terminal and other hardware sales volume increased 93% year-over-year to approximately 20,000 units for the second quarter of 2021 due to volume increases in all our markets except our lottery market.  The increase was driven primarily by a 182% increase in unit volume from the casino and gaming market and, to a lesser extent, a 103% increase in the POS automation market and a 130% increase in the FST market.  The average selling price of our printers, terminals and other hardware decreased 4% for the second quarter of 2021 compared to the second quarter of 2020, primarily due to a higher level of POS automation printer sales, which sell at a lower price than our other products.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $1.4 million, or 214%, in the second quarter of 2021 compared to the second quarter of 2020.

International sales for the second quarter of 2021 increased $0.7 million, or 100%, from the same period in 2020, primarily due to a 164% increase in sales in the international casino and gaming market.

Food service technology. Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal/workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and “enjoy by” date labels.  The BOHA! workstation uses an iPad instead of an integrated touchscreen.  Both the BOHA! terminal and workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended  June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$2,987	97.2%	$1,056	87.7%	$1,931	182.9%
International	87	2.8%	148	12.3%	(61)	(41.2%)
	$3,074	100.0%	$1,204	100.0%	$1,870	155.3%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Hardware	$1,008	32.8%	$545	45.3%	$463	85.0%
Software, labels and other recurring revenue	2,066	67.2%	659	54.7%	1,407	213.5%
	$3,074	100.0%	$1,204	100.0%	$1,870	155.3%

The increase in food service technology sales for the second quarter of 2021 compared to the second quarter of 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 85% in the second quarter of 2021 compared to 2020 due largely to sales to an existing national convenience store customer and continued sales to a national travel center customer that started implementing BOHA! in the first quarter of 2021.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 214%, primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due to the growth of the installed base of our BOHA! terminals and workstations.

POS automation. Revenue from the POS automation market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Sales of our worldwide POS automation products for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$1,252	99.7%	$481	100.0%	$771	160.3%
International	4	0.3%	–	0.0%	4	100.0%
	$1,256	100.0%	$481	100.0%	$775	161.1%

The increase in POS automation product revenue for the second quarter of 2021 compared to the second quarter of 2020 was driven by a 161% increase in sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales improved during the second quarter of 2021 compared to the significant negative impact the COVID-19 pandemic had on sales during the second quarter of 2020.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL® print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$2,438	70.3%	$970	71.3%	$1,468	151.3%
International	1,029	29.7%	390	28.7%	639	163.8%
	$3,467	100.0%	$1,360	100.0%	$2,107	154.9%

The increase in domestic sales of our casino and gaming products for the second quarter of 2021 compared to the second quarter of 2020 was primarily due to a 168% increase in domestic sales of our thermal casino printers, as we have experienced some recovery compared to the second quarter of 2020 when the casino and gaming market was most severely impacted by the COVID-19 pandemic.  We continue to experience recovery in the domestic casino and gaming market during the first half of 2021 as sales have increased 24% in the second quarter of 2021 compared to the first quarter of 2021.

Similar to the domestic sales increase, international sales of our casino and gaming products increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to a 205% increase in sales of our thermal casino printers due to the sales recovery experienced in the second quarter of 2021 compared to the second quarter of 2020 when the casino and gaming market was most severely impacted by the COVID-19 pandemic.   We continued to experience some recovery from the negative impact of the COVID-19 pandemic as international casino sales in the second quarter of 2021 increased 14% compared to the first quarter of 2021.

Lottery. Revenue from the lottery market includes sales of thermal on-line and other lottery printers to International Game Technology and its subsidiaries (“IGT”) for various lottery applications. Sales of our worldwide lottery printers for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$–	0.0%	$817	100.0%	$(817)	(100.0%)
International	–	0.0%	–	0.0%	–	0.0%
	$–	0.0%	$817	100.0%	$(817)	(100.0%)

On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we have decided to exit the lottery market and shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  It also includes high-speed color inkjet desktop printers used to print logs at the data centers of the oil and gas field service companies.  Sales of our worldwide Printrex printers for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$25	22.3%	$6	75.0%	$19	316.7%
International	87	77.7%	2	25.0%	85	4,250.0%
	$112	100.0%	$8	100.0%	$104	1,300.0%

The increase in sales of Printrex printers for the second quarter of 2021 compared to the second quarter of 2020 resulted from higher domestic and international sales in the oil and gas market which was negatively impacted during the second quarter of 2020 by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Though our overall Printrex sales increased in the second quarter of 2021 and we continue to fulfill orders from existing customers, we are no longer focused on this market and expect sales to decline over time.

TSG. Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$1,252	88.4%	$1,271	89.8%	$(19)	(1.5%)
International	164	11.6%	144	10.2%	20	13.9%
	$1,416	100.0%	$1,415	100.0%	$1	0.1%

Domestic revenue from TSG for the second quarter of 2021 decreased slightly by 2% compared to the second quarter of 2020.  The decrease was primarily due to a 27% decrease in service sales primarily related to a service contract with a banking customer that is expected to end in 2021 and a 12% decline from lower lottery printer spare part sales to IGT, which can vary significantly from quarter to quarter.  These decreases were partially offset by a 78% increase in consumable sales resulting from higher sales of legacy POS paper when compared to the second quarter of 2020 when many of these customers were negatively impacted by the COVID-19 pandemic.  We expect TSG sales to decrease in 2021 compared to 2020 due to lower expected sales of legacy lottery printer spare  parts to IGT and lower service sales related to the banking service contract noted above.

Internationally, TSG revenue increased in the second quarter of 2021 compared to the second quarter of 2020, primarily due to a 35% increase in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit for the three months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$3,325	$2,290	45.2%	35.7%	43.3%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL® print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the second quarter of 2021, gross profit increased $1.0 million, or 45%, due largely to a sales increase of 76% for the second quarter in 2021 compared to the second quarter of 2020.  Additionally, our gross margin decreased 760 basis points, to 35.7%, for the second quarter of 2021 compared to 43.3% for the second quarter of 2020.  The decrease in gross margin resulted largely from lower margin on our BOHA! hardware sales in the second quarter of 2021 compared to the second quarter of 2020, as we have reduced prices to accelerate the growth of our BOHA! installed base.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,804	$1,367	32.0%	19.3%	25.9%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Such expenses increased $0.4 million, or 32% for the second quarter of 2021 compared to the second quarter of 2020, as we gradually return to more normalized pre-COVID spending levels and continue development of our food service technology products.  We expect engineering, design and product development expense to increase for the full year 2021 compared to the full year 2020 due to the accelerated investments planned in our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,767	$1,419	24.5%	18.9%	26.8%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Such expenses increased $0.3 million, or 25%, for the second quarter of 2021 compared to the second quarter of 2020, primarily due to increased travel expense, marketing programs and new sales staff.  Our level of spending was unusually low during the second quarter of 2020, as we implemented a number of significant cost saving measures in response to the COVID-19 pandemic.  We expect selling and marketing expenses to continue to increase for the full year 2021, as we gradually return to more normalized pre-COVID-19 spending levels, as well as make substantial strategic investments in our food service technology sales and marketing groups including resumed and expanded print advertising and marketing promotions that were deferred from 2020 due to the pandemic.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$2,509	$2,242	11.9%	26.9%	42.4%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses increased $0.3 million, or 12%, for the second quarter of 2021 compared to the second quarter of 2020 due to higher recruiting fees and employee compensation, as well as higher consulting fees related to a planned implementation of a new ERP system to be completed in 2022.  These increases were partially offset by lower legal and professional fees during the second quarter of 2021 compared to the second quarter of 2020.  We expect general and administrative expenses to continue to increase in 2021 as we gradually return to more normalized pre-COVID-19 spending levels.

Operating Loss. Operating loss for the three months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$(2,755)	$(2,738)	0.6%	(29.5%)	(51.8%)

Our operating loss increased less than 1% for the second quarter of 2021 compared to the second quarter of 2020 as increased sales of 76% were almost entirely offset by a decrease in our gross margin of 760 basis points and an increase in operating expenses of $1.1 million during the second quarter of 2021 compared to the second quarter of 2020.

Interest, net. We recorded net interest expense of $29 thousand for the second quarter of 2021 compared to net interest expense of $25 thousand for the second quarter of 2020.  The increase in net interest expense was primarily due to lower interest income earned on our cash balances during the second quarter of 2021 compared to the second quarter of 2020.  We expect interest expense to increase for the full year 2021 compared to the full year 2020 due to the full year impact of unused borrowing fees incurred from the Siena Credit Facility and lower interest income due to the collection of the note receivable in the first quarter of 2021.

Other, net. We recorded other expense of $17 thousand for the second quarter of 2021 compared to other expense of $11 thousand for the second quarter of 2020, primarily due to foreign exchange losses recorded by our U.K. subsidiary.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our U.K. subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the second quarter of 2021 of $687 thousand at an effective tax rate of 24.5%, compared to an income tax benefit during the second quarter of 2020 of $921 thousand at an effective tax rate of 33.2%.  The effective tax rate for the second quarter of 2020 was higher than the comparable 2021 period as it included the impact of our net operating loss (“NOL”) that we incurred during 2020 and will carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Loss. We reported a net loss for the second quarter of 2021 of $2.1 million, or $0.24 per diluted share, compared to net loss of $1.9 million, or $0.25 per diluted share, for the second quarter of 2020.

Results of Operations:  Six months ended June 30, 2021 compared to six months ended June 30, 2020

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
FST	$5,821	33.0%	$2,575	16.6%	$3,246	126.1%
POS automation	2,420	13.7%	2,039	13.1%	381	18.7%
Casino and gaming	6,332	35.9%	6,291	40.5%	41	0.7%
Lottery	–	0.0%	817	5.3%	(817)	(100.0%)
Printrex	271	1.6%	125	0.8%	146	116.8%
TSG	2,782	15.8%	3,685	23.7%	(903)	(24.5%)
	$17,626	100.0%	$15,532	100.0%	$2,094	13.5%

International *	$2,677	15.2%	$3,516	22.6%	$(839)	(23.9%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2021 increased $2.1 million, or 14%, from the same period in 2020. Printer, terminal and other hardware sales volume increased by 8% to approximately 38,000 units for the first six months of 2021 driven by volume increases in all our markets except our lottery market.  The primary volume increases were a 129% increase in unit volume from the FST market and a 20% unit volume increase in our POS automation market.  The average selling price of our printers, terminals and other hardware increased 2% for the first six months of 2021 compared to the first six months of 2020, primarily due to a higher level of sales of FST hardware, which sell at higher prices than our other products.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $2.0 million, or 157%, in the first six months of 2021 compared to the first six months of 2020.

International sales decreased $0.8 million, or 24%, primarily driven by a 30% decrease in international casino and gaming sales.

Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$5,551	95.4%	$2,295	89.1%	$3,256	141.9%
International	270	4.6%	280	10.9%	(10)	(3.6%)
	$5,821	100.0%	$2,575	100.0%	$3,246	126.1%

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Hardware	$2,550	43.8%	$1,300	50.5%	$1,250	96.2%
Software, labels and other recurring revenue	3,271	56.2%	1,275	49.5%	1,996	156.5%
	$5,821	100.0%	$2,575	100.0%	$3,246	126.1%

The increase in food service technology sales in the first half of 2021 compared to the first half of 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 96% in the first half of 2021 compared to the first half of 2020 due largely to sales to an existing national convenience store customer and a new national travel center customer.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 157%, primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations.

POS automation. Sales of our worldwide POS automation products for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$2,412	99.7%	$2,035	99.8%	$377	18.5%
International	8	0.3%	4	0.2%	4	100.0%
	$2,420	100.0%	$2,039	100.0%	$381	18.7%

The increase in POS automation product revenue for the first half of 2021 compared to the first half of 2020 was driven by a 19% increase in sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales began to improve in the first half of 2021 compared to the significant negative impact of the COVID-19 pandemic on POS automation sales during the second quarter 2020.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$4,402	69.5%	$3,528	56.1%	$874	24.8%
International	1,930	30.5%	2,763	43.9%	(833)	(30.1%)
	$6,332	100.0%	$6,291	100.0%	$41	0.7%

The increase in domestic sales of our casino and gaming products for the first six months of 2021 compared to the first six months of 2020 was primarily due to a 28% increase in domestic sales of our thermal casino printers, as we have experienced some recovery during the first six months of 2021 compared to the first six months of 2020, and particularly the second quarter of 2020, when the casino and gaming market was most severely impacted by the COVID-19 pandemic.

International sales of our casino and gaming products decreased in the first six months of 2021 compared to the first six months of 2020, primarily due to a 31% decrease in sales of our thermal casino printers and a 21% decrease in international sales of our off-premise gaming printers due to the continued negative impact of the COVID-19 pandemic on the international casino and gaming industry which is recovering at a slower pace than the domestic casino and gaming market.

Lottery. Sales of our worldwide lottery printers for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$–	0.0%	$817	100.0%	$(817)	(100.0%)
International	–	0.0%	–	0.0%	–	0.0%
	$–	0.0%	$817	100.0%	$(817)	(100.0%)

On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we have decided to exit the lottery market and shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Sales of our worldwide Printrex printers for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$52	19.2%	$67	53.6%	$(15)	(22.4%)
International	219	80.8%	58	46.4%	161	277.6%
	$271	100.0%	$125	100.0%	$146	116.8%

The increase in sales of Printrex printers for the first half of 2021 compared to the first half of 2020 resulted primarily from increased international sales in the oil and gas market.  This increase was partially offset by a decrease in domestic Printrex printer sales during the first half of 2021 compared to the first half of 2020.  Though our overall Printrex sales increased and we continue to fulfill orders from existing customers, we are no longer focused on this market and expect sales to decline over time.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2021		June 30, 2020		$ Change	% Change
Domestic	$2,532	91.0%	$3,274	88.8%	$(742)	(22.7%)
International	250	9.0%	411	11.2%	(161)	(39.2%)
	$2,782	100.0%	$3,685	100.0%	$(903)	(24.5%)

The decrease in domestic revenue from TSG for the first six months of 2021 as compared to the first six months of 2020 was due primarily to lower sales of replacement parts, consumable products and service revenue.  Replacement part sales decreased 24% primarily from lower lottery printer spare part sales to IGT, which can vary significantly from quarter to quarter.  Consumable sales declined 20%, due primarily to lower sales of HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018.  Service revenue declined 36%, primarily related to a service contract with a banking customer that is expected to end later in 2021.

Internationally, TSG revenue decreased for the first six months of 2021 compared to the first six months of 2020, primarily due to a 33% decrease in sales of replacement parts and accessories to international casino and gaming customers and a 79% decrease in international consumable sales due to the negative impact from the COVID-19 pandemic.

Gross Profit.  Gross profit for the six months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$6,514	$7,208	(9.6%)	37.0%	46.4%

Gross profit decreased $0.7 million, or 10%, for the first six months of 2021 compared to the first six months of 2020, primarily due to a decrease in gross margin of 940 basis points, to 37.0% for the first six months of 2021 compared to 46.4% for the first six months of 2020.  The decrease in gross margin resulted largely from lower margin on our BOHA! hardware sales during the first six months of 2021 compared to the six months of 2020 as we have reduced prices to accelerate the growth of our BOHA! installed base.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$3,607	$2,752	31.1%	20.5%	17.7%

Engineering, design and product development expenses increased $0.9 million, or 31%, during the first six months of 2021 compared to first six months of 2020, as we gradually return to more normalized pre-COVID spending levels and continue development for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$3,210	$3,627	(11.5%)	18.2%	23.4%

Selling and marketing expenses decreased $0.4 million, or 12%, for the first six months of 2021 compared to the first six months of 2020 primarily due to lower expenses from travel, trade shows and marketing programs in the first six months of 2021.  The first quarter of 2020 reflected pre-COVID-19 levels of sales and marketing expenses before costs saving measures were implemented once we were impacted by the pandemic late in the first quarter of 2020.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$5,118	$4,862	5.3%	29.0%	31.3%

General and administrative expenses increased $0.3 million, or 5%, for the first half of 2021 compared to first half of 2020 due to higher recruiting fees and employee compensation, as well as higher consulting fees related to a planned implementation of a new ERP system to be completed in 2022.  These increases were partially offset by lower legal and professional fees during the first six months of 2021 compared to the first six months of 2020.

Operating Loss. Operating loss for the six months ended June 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$(5,421)	$(4,033)	34.4%	(30.8%)	(26.0%)

Our operating loss increased $1.4 million, or 34%, for the first six months of 2021 compared to the first six months of 2020 on 14% higher sales due to a decrease in our gross margin of 940 basis points and an increase in operating expenses of $0.7 million during the first six months of 2021 compared to the first six months of 2020.

Interest, net. We recorded net interest expense of $42 thousand for the first six months of 2021 compared to net interest expense of $22 thousand for the first six months of 2020.  The increase in net interest expense was primarily due to a full six months of unused borrowing fees under the Siena Credit Facility that was entered into on March 13, 2020.

Other, net. We recorded other expense of $100 thousand for the first six months of 2021 compared to other expense of $176 thousand for the first six months of 2020 primarily due to foreign exchange losses recorded by our U.K. subsidiary.

Income Taxes. We recorded an income tax benefit for the first six months of 2021 of $1.2 million at an effective tax rate of 22.3%, compared to an income tax benefit during the first six months of 2020 of $1.4 million at an effective tax rate of 32.8%.  The effective tax rate for the first six months of 2020 was higher than the comparable 2021 period as it included the impact of our NOL that we incurred during 2020 and will carry back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we will carry back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Loss. We reported a net loss for the first six months of 2021 of $4.3 million, or $0.48 per diluted share, compared to net loss of $2.8 million, or $0.38 per diluted share, for the first six months of 2020.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2021, our cash and cash equivalents balance decreased $2.4 million, or 23%, from December 31, 2020. We ended the second quarter of 2021 with $8.0 million in cash and cash equivalents, of which $0.3 million was held by our U.K. subsidiary, and outstanding borrowings of $2.2 million under the PPP Loan.

Operating activities: The following significant factors affected our cash used in operating activities of $3.9 million for the first six months of 2021 as compared to cash used in operating activities of $2.3 million for the first six months of 2020:

During the first six months of 2021:
●	We reported a net loss of $4.3 million.
●	We recorded depreciation and amortization of $0.5 million and share-based compensation expense of $0.7 million.
●	Accounts receivable increased $2.4 million, or 70%, primarily due to increased sales volume during the second quarter of 2021.
●	Inventories decreased $2.6 million, or 23%, due to the utilization of inventory on hand to fulfill sales.
●	Accounts payable increased $1.0 million, or 60%, due primarily to the timing of payments during the second quarter of 2021.
●	Accrued liabilities and other liabilities decreased $0.9 million, or 11%, due primarily to the payment of 2020 annual bonuses in March 2021.

During the first six months of 2020:
●	We reported a net loss of $2.8 million.
●	We recorded depreciation and amortization of $0.5 million, and share-based compensation expense of $0.4 million.
●	Accounts receivable decreased $3.1 million, or 48%, due primarily to lower sales volume during the second quarter of 2020.
●	Inventories decreased by less than 1% due primarily to the utilization of inventory on hand to fulfill sales and delaying inventory purchases to the second half of 2020.
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

Investing activities:  Our capital expenditures were $0.2 million for the first six months of 2021 compared to $0.5 million for the first six months of 2020.  Expenditures in 2021 were primarily for computer and networking equipment and new product tooling equipment.  Expenditures in 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Investing activities also provided $1.6 million for the first six months of 2021 upon the collection of the remaining $1.6 million note receivable balance from an unaffiliated third-party during the first quarter of 2021, compared to $0.6 million of cash used in investing activities during the first six months of 2020, for a loan to the same unaffiliated third-party.

Capital expenditures and additions to capitalized software for 2021 are expected to be approximately $1.2 million, primarily for new product tooling, new computer software and computer and networking equipment to support our food service technology market and to a lesser extent, new product tooling.

Financing activities:  Financing activities provided $0.1 million of cash for the first six months of 2021 from proceeds from stock option exercises of $0.3 million, partially offset by $0.1 million for the payment of withholding taxes on stock issued from our stock compensation plans and $31 thousand on the final payment of financing costs associated with our Siena Credit Facility.  During the first six months of 2020, financing activities provided $2.3 million of cash primarily from the $2.2 million in funds received from the PPP Loan and proceeds of $0.4 million from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  Additionally, during the first six months of 2020, we borrowed and subsequently repaid $2.8 million from our Siena Credit Facility.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750,000 under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  As of June 30, 2021, we had no outstanding borrowings under the Siena Credit Facility and $4.7 million of available borrowing capacity under the Siena Credit Facility.
On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP which is administered by the SBA and was established under Division A, Title I of the CARES Act, enacted March 27, 2020.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent payments under lease agreements in effect before February 15, 2020, utilized for which service began before February 15, 2020 and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds of the PPP Loan needed to have been used for eligible payroll costs for the PPP Loan to be forgiven.   The Company submitted its PPP loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP loan (including all interest accrued thereon) had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank as a lender, was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly. No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness amount to the PPP Lender, and interest that accrued during the deferment period was included in the forgiveness amount.  The Note was unsecured and guaranteed by the SBA.  The PPP Loan is classified as “Long-term debt” in the Condensed Consolidated Balance Sheet.  The forgiveness of the PPP loan will be recognized under “Interest and other expense” section in the Condensed Consolidated Statement of Operations during the quarter ending September 30, 2021.

Shareholder Dividend Payments
In 2012, our Board of Directors initiated a quarterly cash dividend program that was subject to the Board’s approval each quarter.  On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock to accelerate the investment in sales and marketing, continued product development and infrastructure of the BOHA! ecosystem.  The final dividend payment was made in December 2019.

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash. The Company does not currently anticipate requiring any additional credit facilities within the next twelve months beyond our Siena Credit Facility which is discussed above.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact is unknown.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2021.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to two material weaknesses in our internal control over financial reporting.  As of June 30, 2021, one material weakness was not fully remediated and as a result, our disclosure controls and procedures were not effective as of June 30, 2021.  Management has completed the implementation of new controls to remediate the remaining material weakness but is required to allow sufficient time to pass to validate that the implemented controls are operating effectively.  The details of our remediation efforts are described below.

Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the condensed consolidated financial statements included in this Report for the six months ended June 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles, and that they can still be relied upon.

Material Weakness in Internal Control Over Financial Reporting

We identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2021 and December 31, 2020 and 2019.  The material weakness was that we did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).

The control deficiency constituted a material weakness, but did not result in a material misstatement of our annual or interim consolidated financial statements.  However, if the material weakness is not remediated, a material misstatement of account balances or disclosures may not be prevented, and may go undetected, which could result in a material misstatement of future annual or interim consolidated financial statements.

Remediation Efforts to Address Material Weakness
Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting.  As of June 30, 2021, we have taken the following steps to remediate the identified control deficiency and material weakness:

To address the Spreadsheet Control Weakness, for each key spreadsheet, we evaluated and determined (1) if a standard Oracle report exists containing the same information as the spreadsheet, and if so, we utilized the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records and (2) if a standard Oracle report cannot be used, we implemented a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all key spreadsheets, we have designed and implemented a new key control to validate the completeness and accuracy of information supporting our accounting records.  During 2020 and the first quarter of 2021, we completed the evaluation process for each key spreadsheet based on the above criteria, and during the second quarter of 2021, we completed the implementation of new key controls for all of our key spreadsheets to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.  We expect to complete the remediation of the Spreadsheet Control Weakness by the end of 2021, as the new controls are evaluated for effectiveness during the remainder of 2021.

We believe these steps will address the material weakness described above.

Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2021, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 11, 2021	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: August 11, 2021	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)