Form 10-Q
period 2021-09-30
TRANSACT TECHNOLOGIES INC
filed 2021-11-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021
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

As of October 31, 2021, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 9,835,379.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$18,658	$10,359
Accounts receivable, net	6,501	3,377
Note receivable	–	100
Inventories	6,369	11,286
Prepaid income taxes	2,519	2,409
Other current assets	1,182	644
Total current assets	35,229	28,175

Fixed assets, net of accumulated depreciation of $20,421 and $19,979, respectively	2,332	1,950
Note receivable, net of current portion	–	1,584
Right-of-use asset	2,750	3,618
Goodwill	2,621	2,621
Deferred tax assets	4,506	2,939
Intangible assets, net of accumulated amortization of $4,152 and $4,005, respectively	435	583
Other assets	476	777
	13,120	14,072
Total assets	$48,349	$42,247

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,676	$1,691
Accrued liabilities	3,511	3,665
Lease liability	816	837
Deferred revenue	768	504
Total current liabilities	6,771	6,697

Long-term debt	–	2,173
Deferred revenue, net of current portion	207	111
Lease liability, net of current portion	1,956	2,864
Other liabilities	135	166
	2,298	5,314
Total liabilities	9,069	12,011

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,880,221 and 12,976,227 shares issued, respectively; 9,835,379 and 8,931,385 shares outstanding, respectively	139	130
Additional paid-in capital	54,873	42,536
Retained earnings	16,308	19,718
Accumulated other comprehensive income (loss), net of tax	70	(38)
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	39,280	30,236
Total liabilities and shareholders’ equity	$48,349	$42,247

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)

Net sales	$10,637	$7,300	$28,263	$22,832
Cost of sales	6,320	3,951	17,432	12,275
Gross profit	4,317	3,349	10,831	10,557

Operating expenses:
Engineering, design and product development	1,876	1,445	5,483	4,197
Selling and marketing	1,899	1,258	5,109	4,885
General and administrative	2,146	2,125	7,264	6,987
	5,921	4,828	17,856	16,069

Operating loss	(1,604)	(1,479)	(7,025)	(5,512)
Interest and other income (expense):
Interest, net	(29)	(19)	(71)	(41)
Other, net	(69)	116	(169)	(60)
Gain on forgiveness of long-term debt	2,173	–	2,173	–
	2,075	97	1,933	(101)

Income (loss) before income taxes	471	(1,382)	(5,092)	(5,613)
Income tax benefit	439	515	1,682	1,901
Net income (loss)	$910	$(867)	$(3,410)	$(3,712)

Net income (loss) per common share:
Basic	$0.10	$(0.11)	$(0.37)	$(0.49)
Diluted	$0.09	$(0.11)	$(0.37)	$(0.49)

Shares used in per-share calculation:
Basic	9,408	7,548	9,112	7,533
Diluted	9,846	7,548	9,112	7,533

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)

Net income (loss)	$910	$(867)	$(3,410)	$(3,712)
Foreign currency translation adjustment, net of tax	23	(84)	108	(3)
Comprehensive income (loss)	$933	$(951)	$(3,302)	$(3,715)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,410)	$(3,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	952	644
Depreciation and amortization	721	758
Deferred income taxes	(1,573)	(2,008)
Gain on the sale of fixed assets	(8)	–
Foreign currency transaction losses	175	59
Gain on the forgiveness of long-term debt	(2,173)	–
Changes in operating assets and liabilities:
Accounts receivable	(3,124)	1,429
Inventories	4,922	(446)
Prepaid income taxes	(110)	87
Other current and long-term assets	(213)	150
Accounts payable	(241)	(685)
Accrued liabilities and other liabilities	143	(508)
Net cash used in operating activities	(3,939)	(4,232)

Cash flows from investing activities:
Capital expenditures	(804)	(634)
Proceeds from the sale of fixed assets	8	–
Collection (issuance) of note receivable	1,598	(600)
Net cash provided by (used in) investing activities	802	(1,234)

Cash flows from financing activities:
Revolving credit line borrowings	–	2,756
Revolving credit line payments	–	(2,756)
Long-term debt borrowings	–	2,173
Proceeds from the issuance of common stock	12,214	–
Payment of common stock issuance costs	(867)	(71)
Proceeds from stock option exercises	284	353
Withholding taxes paid on stock issuances	(100)	(41)
Payment of bank financing costs	(31)	(213)
Net cash provided by financing activities	11,500	2,201

Effect of exchange rate changes on cash and cash equivalents	(64)	9

Increase (decrease) in cash and cash equivalents	8,299	(3,256)
Cash and cash equivalents, beginning of period	10,359	4,203
Cash and cash equivalents, end of period	$18,658	$947

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$115	$15

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)

Equity beginning balance	$26,873	$23,888	$30,236	$25,926

Common stock
Balance, beginning of period	130	116	130	115
Issuance of common stock	9	–	9	–
Issuance of shares from stock awards	–	–	–	1
Balance, end of period	139	116	139	116

Additional paid-in capital
Balance, beginning of period	43,408	33,329	42,536	32,604
Issuance of common stock, net of issuance cost	11,201	–	11,201	–
Share-based compensation expense	257	231	952	644
Issuance of shares from exercise of stock options	7	–	284	353
Relinquishment of stock awards and restricted stock units to pay for withholding taxes	–	–	(100)	(41)
Balance, end of period	54,873	33,560	54,873	33,560

Retained earnings
Balance, beginning of period	15,398	22,503	19,718	25,348
Net income (loss)	910	(867)	(3,410)	(3,712)
Balance, end of period	16,308	21,636	16,308	21,636

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	47	50	(38)	(31)
Foreign currency translation adjustment, net of tax	23	(84)	108	(3)
Balance, end of period	70	(34)	70	(34)

Equity ending balance	39,280	23,168	39,280	23,168

Supplemental share information
Issuance of common stock	842	–	842	–
Issuance of shares from stock awards	3	2	94	93
Relinquishment of stock awards to pay withholding taxes	–	–	32	14

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Impact of the COVID-19 Pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in China and Thailand.  While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first nine months of 2021.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position:
●
Public Offerings – On October 16, 2020 and August 16, 2021, the Company raised net proceeds of $8.7 million and $11.3 million (including the exercise of the underwriters overallotment option on August 20, 2021), respectively, after deducting underwriting discounts, commissions and offering expenses, through underwritten public offerings and sold an aggregate of 1,380,000 and 842,375 shares of common stock, respectively.

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

●	Reduced Capital Expenditures – We limited capital expenditures during 2020 and gradually increased expenses during 2021 as our sale improved.

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

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2021			2020
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,065	$217	$3,282	$2,081	$268	$2,349
POS automation	1,188	–	1,188	739	3	742
Casino and gaming	2,656	1,380	4,036	1,552	457	2,009
Printrex	–	160	160	5	102	107
TransAct Services Group	1,856	115	1,971	1,910	183	2,093
Total net sales	$8,765	$1,872	$10,637	$6,287	$1,013	$7,300

	Nine Months Ended
	September 30,
	2021			2020
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$8,616	$487	$9,103	$4,376	$548	$4,924
POS automation	3,600	8	3,608	2,774	7	2,781
Casino and gaming	7,058	3,310	10,368	5,080	3,220	8,300
Lottery	–	–	–	817	–	817
Printrex	52	379	431	72	160	232
TransAct Services Group	4,388	365	4,753	5,184	594	5,778
Total net sales	$23,714	$4,549	$28,263	$18,303	$4,529	$22,832

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL® maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the nine months ended September 30, 2021, we recognized revenue of $0.6 million related to our contract liabilities at December 31, 2020. Total net contract (liabilities) assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Unbilled receivables, current	$306	$290
Unbilled receivables, non-current	376	591
Customer pre-payments	(49)	(216)
Deferred revenue, current	(768)	(504)
Deferred revenue, non-current	(207)	(111)
Total net contract (liabilities) assets	$(342)	$50

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2021, the aggregate amount of transaction prices allocated to remaining performance obligations was $4.6 million.  The Company expects to recognize revenue on $4.1 million of its remaining performance obligations within the next 12 months following September 30, 2021, $0.4 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

3. Note receivable

The note receivable balance relates to loans given to a third-party software developer from whom we license our food service technology software with an interest rate of 4.5%, which were originally due in April 2020.  In March 2021, we received payment in the amount of $1.6 million representing the remaining principal balance and interest due from the third party.  Prior to the payment being received, notes receivable were stated at unpaid principal balances and interest income was recognized on the accrual method.  Interest income for the three months ended September 30, 2020 was $18 thousand.  There was no interest income for the three months ended September 30, 2021.  For the nine months ended September 30, 2021 and 2020, we recorded $17 thousand and $49 thousand of interest income, respectively.

4. Inventories

The components of inventories were:

	September 30, 2021	December 31, 2020
	(In thousands)

Raw materials and purchased component parts	$4,213	$5,467
Finished goods	2,156	5,819
	$6,369	$11,286

5. Accrued product warranty liability

We generally provide hardware warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)

Balance, beginning of period	$140	$215
Warranties issued	39	53
Warranty settlements	(70)	(107)
Balance, end of period	$109	$161

As of September 30, 2021, $88 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $21 thousand was classified as non-current in “Other liabilities”.

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

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory. The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  During the third quarter of 2021, we have been in compliance with our excess availability covenant, and as of September 30, 2021, we had no outstanding borrowings under the Siena Credit Facility and $4.2 million of borrowing capacity available under the Siena Credit Facility.

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

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank, as lender (the “PPP Lender”), was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly.  The Company submitted its PPP Loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP Loan (including all interest accrued thereon) of $2.2 million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness amount to the PPP Lender and interest that accrued during the deferment period was included in the forgiveness amount.  The Note was unsecured and guaranteed by the SBA.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness on long-term debt” in the Condensed Consolidated Statement of Operations during the quarter ending September 30, 2021.

7. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$910	$(867)	$(3,410)	$(3,712)

Shares:
Basic: Weighted average common shares outstanding	9,408	7,548	9,112	7,533
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	438	–	–	–
Diluted: Weighted average common and common equivalent shares outstanding	9,846	7,548	9,112	7,533

Net income (loss) per common share:
Basic	$0.10	$(0.11)	$(0.37)	$(0.49)
Diluted	$0.09	$(0.11)	$(0.37)	$(0.49)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended September 30, 2021 and 2020, there were 0.3 million and 1.4 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2021 and 2020, there were 0.4 million and 1.4 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Regarding the three months ended September, 31, 2020 and the nine months ended September 30, 2021 and 2020, when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

8. Shareholders’ equity

On January 23, 2020, our Board of Directors announced the cessation of our quarterly cash dividend on the Company’s common stock.  The final dividend payment was made in December 2019.

9. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to five years, some of which include options to extend. Our leases with options to extend provide for extensions of two to five years with the ability to terminate the lease within one year.  On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provided for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  On April 30, 2021, we entered into an amendment to modify the expiration date of our lease on our Hamden, CT facility.  The lease, which was last amended on January 3, 2017, was scheduled to expire on April 30, 2027.  The lease amendment modified the expiration date to October 31, 2023 with an option to extend the lease for an additional two-year period, extending the expiration date to October 31, 2025.  The modification resulted in reducing the right-of-use-asset and lease liability by $0.3 million. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended September 30, 2021 and 2020 was $235 thousand and $243 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expense for the nine months ended September 30, 2021 and 2020 was $717 thousand and $735 thousand, respectively.  Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Operating cash outflows from leases	$750	$779

The following summarizes additional information related to our leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	3.7	4.9
Weighted average discount rate	4.4%	4.1%

The maturity of the Company’s operating lease liabilities as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021	$232	$971
2022	886	879
2023	720	713
2024	721	718
2025	426	464
Thereafter	23	180
Total undiscounted lease payments	3,008	3,925
Less imputed interest	236	224
Total lease liabilities	$2,772	$3,701

10. Income taxes

We recorded an income tax benefit for the third quarter of 2021 of $439 thousand at an effective tax rate of -93.2%, compared to an income tax benefit for the third quarter of 2020 of $515 thousand at an effective tax rate of 37.3%.  For the nine months ended September 30, 2021,  we recorded an income tax benefit of $1.7 million at an effective tax rate of 33.0%, compared to an income tax benefit for the nine months ended September 30, 2020 of $1.9 million at an effective tax rate of 33.9%.  A tax benefit was recorded for the third quarter of 2021 on pre-tax income due to recognition of the gain on the forgiveness of the PPP Loan which is not taxable.  The effective tax rate for the third quarter of 2020 and first nine months of 2020 included the impact of our net operating loss (“NOL”) that we incurred during 2020 and was carried back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we carried back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. states and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2017.  However, our federal tax returns for the years 2018 through 2020 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of September 30, 2021, we had $97 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  For the third quarter of 2021, we recognized $24 thousand of previously unrecognized tax benefits as the statute of limitations on the use of our 2017 research and development credit expired during the third quarter of 2021.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of September 30, 2021, we had $17 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not likely.

11. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to be issued.  Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic and the emergence of virus variants, which is unknown at this time.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and any resurgences or variants, vaccination rates and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business, including difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the impact of the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

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

Impact of the COVID-19 Pandemic
Our business trends through the first two months of 2020 were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020 and into the first nine months of 2021.  Though we have begun to experience some recovery during the first nine months of 2021, unfortunately, the massive economic and social disruptions across the world persist due to COVID-19, including the emergence of virus variants, and the measures implemented to mitigate its spread.  The food service, casino and gaming, and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through the first nine months of 2021, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 through the first nine months of 2021 compared to the second quarter of 2020, as state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remained lower than 2019, and while we expect this improvement to continue during the remainder of 2021, the exact timing and pace of recovery is unknown.  Below is a discussion of the impact of COVID-19 that we have experienced, and that we believe will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers opened under restrictions that limit them to providing drive-through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the second half of 2020 and first nine months of 2021, we experienced sales improvement compared to the second quarter of 2020, as these food service customers reopened for business.  However, during the fourth quarter of 2020 and early in 2021, restaurants were again impacted by a resurgence of the pandemic.  Notwithstanding the gradual resumption of limited operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of being closed for several months and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, especially as many establishments are and will likely continue to be operating with reduced staff levels.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited gameplay based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  However, many casinos in the U.S. reopened during the first quarter of 2021 with limited capacity and during the second and third quarter of 2021 remained open and further expanded capacity.  We anticipate that casinos will continue to increase capacity over time, barring any new closures or reduced capacity requirements in response to any new resurgence of the pandemic, including the emergence of variants.  As casinos gradually recover from the financial impact of being closed for several months, we expect that casinos’ appetite for purchases of new slot machines may be diminished, which we believe is likely to continue to negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2021.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during 2020.  Therefore, COVID-19 has not had an impact our lottery printer sales.

Printrex.  The oil and gas market was negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic during 2020.  During the first nine months of 2021, oil and gas prices have begun to rise again resulting in slowly improving sales to our oil and gas customers.  However, due to the uncertainty of current and future market conditions, we believe sales of our Printrex oil and gas printers will continue to be negatively impacted.  We plan to exit the Printrex market at the end of 2021 and expect to have no future sales in this market beyond 2021.

TSG.  Due to closures and reduced operating capacity of restaurants, retail establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect such sales to remain at reduced levels, due to lower usage until these markets recover.

Our gross margin has been negatively impacted and we expect our gross margin to continue to be negatively impacted while the COVID-19 pandemic and its economic effects on the markets we serve persists.  As a result of an expected significantly lower sales level as well as increased material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic, we believe our gross margin will remain lower than pre-pandemic levels due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in China and Thailand that conduct almost all of our printer and terminal manufacturing, due to reduced operations and parts shortages at these facilities.  To date, these disruptions have only minimally impacted deliveries to customers due to our high inventory levels and reduced demand for our products.  However, our inventory levels have decreased significantly during 2021 due to these supply chain disruptions and if the delays are sustained or additional disruptions from the pandemic occur, we may have insufficient inventory levels and our ability to deliver products to our customers on time or at all may be impaired.

While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during the remainder of 2021, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus, vaccination rates, the emergence of virus variants and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first nine months of 2021.

In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position:

•
Public Offerings – On October 16, 2020 and August 16, 2021, the Company raised net proceeds of $8.7 million and $11.3 million (including the exercise of the underwriters’ overallotment option on August 20, 2021), respectively, after deducting underwriting discounts, commissions and offering expenses, through underwritten public offerings and sold an aggregate of 1,380,000 and 842,375 shares of common stock, respectively.

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

•
New Credit Facility - On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC (the “Siena Credit Facility”) that provides a revolving credit line of up to $10 million, subject to a borrowing base.

•	Reduced Capital Expenditures - We limited capital expenditures during 2020 and gradually increased expenses during 2021 as our sales improved.

Since the onset of the pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service. On March 20, 2020, we instituted work-from-home practices for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates.  Because most of our employees already had laptop computers with remote access into our IT systems, we experienced only minor reductions in productivity and minimal costs related to the implementation of our work-from-home practices.  In addition, even with the move to a work-from-home environment, our internal control structure remained operational and unchanged.

As of October 4, 2021 all of our employees were fully vaccinated against COVID-19 and, as a result, we implemented a return-to-work plan, reopening all of our facilities and ending our work-from-home practices.  Our distribution centers, deemed an essential service, remained operational throughout the pandemic.  During 2020, we implemented new COVID-19 policies, most of which were still in place during the first nine months of 2021, to specifically address health and safety guidelines for employees to adhere to and follow when at work.  These policies are based on the COVID-19 safety guidelines recommended by the Centers for Disease Control and Prevention and implement the following operations procedures:

•	staggered shifts and a rotational or flexible work schedule to minimize the number of employees at any particular facility at a single time;
•	mandated use of protective equipment, such as masks and gloves, when in common areas, which is provided to employees;
•	spaced seating in workspaces such as manufacturing cells, lunch/break rooms, conference rooms and other common areas to comply with social distancing guidelines;
•	employees who (i) show symptoms of COVID-19 or (ii) have been exposed to someone who shows symptoms or has tested positive for COVID-19 are prohibited from reporting to work for 10 days;
•	prior to October 4, 2021, visitors were prohibited from entering all facilities; and
•	cleaning and disinfecting protocols at all facilities.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of September 30, 2021 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying condensed consolidated financial statements.

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

Results of Operations: Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Food service technology (“FST”)	$3,282	30.9%	$2,349	32.2%	$933	39.7%
POS automation	1,188	11.2%	742	10.2%	446	60.1%
Casino and gaming	4,036	37.9%	2,009	27.5%	2,027	100.9%
Printrex	160	1.5%	107	1.4%	53	49.5%
TSG	1,971	18.5%	2,093	28.7%	(122)	(5.8%)
	$10,637	100.0%	$7,300	100.0%	$3,337	45.7%

International *	$1,872	17.6%	$1,013	13.9%	$859	84.8%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2021 increased $3.3 million, or 46%, from the same period in 2020.  Printer, terminal and other hardware sales volume increased 91% year-over-year to approximately 22,000 units for the third quarter of 2021 due to volume increases in all our markets except our lottery market.  The increase was driven primarily by a 111% increase in unit volume from the casino and gaming market and, to a lesser extent, a 64% increase in the POS automation market and a 74% increase in the FST market.  The average selling price of our printers, terminals and other hardware decreased 3% for the third quarter of 2021 compared to the third quarter of 2020, primarily due to a higher level of POS automation printer sales, which sell at a lower price than our other products.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $0.4 million, or 28%, in the third quarter of 2021 compared to the third quarter of 2020.

International sales for the third quarter of 2021 increased $0.9 million, or 85%, from the same period in 2020, primarily due to a 202% increase in sales in the international casino and gaming market.

Food service technology. Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal/workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and “enjoy by” date labels.  The BOHA! workstation uses an iPad instead of an integrated touchscreen.  Both the BOHA! terminal and workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended  September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$3,065	93.4%	$2,081	88.6%	$984	47.3%
International	217	6.6%	268	11.4%	(51)	(19.0%)
	$3,282	100.0%	$2,349	100.0%	$933	39.7%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Hardware	$1,265	38.5%	$771	32.8%	$494	64.1%
Software, labels and other recurring revenue	2,017	61.5%	1,578	67.2%	439	27.8%
	$3,282	100.0%	$2,349	100.0%	$933	39.7%

The increase in food service technology sales for the third quarter of 2021 compared to the third quarter of 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 64% in the third quarter of 2021 compared to 2020 due largely to sales of BOHA! terminals to an existing national convenience store customer and sales of our AccuDate 9700 terminal to McDonald's.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 28%, primarily due to increased label sales and software sales, compared to the prior year period due to the growth of the installed base of our BOHA! terminals and workstations.

POS automation. Revenue from the POS automation market includes sales of thermal printers used primarily by quick serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Sales of our worldwide POS automation products for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$1,188	100.0%	$739	99.6%	$449	60.8%
International	–	0.0%	3	0.4%	(3)	(100.0%)
	$1,188	100.0%	$742	100.0%	$446	60.1%

The increase in POS automation product revenue for the third quarter of 2021 compared to the third quarter of 2020 was driven by a 60% increase in sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales improved during the third quarter of 2021 as business began to return to pre-pandemic normalcy compared to the significant negative impact the COVID-19 pandemic had on sales during the third quarter of 2020.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL® print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$2,656	65.8%	$1,552	77.3%	$1,104	71.1%
International	1,380	34.2%	457	22.7%	923	202.0%
	$4,036	100.0%	$2,009	100.0%	$2,027	100.9%

The increase in domestic sales of our casino and gaming products for the third quarter of 2021 compared to the third quarter of 2020 was primarily due to a 75% increase in domestic sales of our thermal casino printers, as we continue to experience continued recovery compared to the third quarter of 2020 when the casino and gaming market was negatively impacted by the COVID-19 pandemic.  In addition to the year-over-year growth, the domestic casino and gaming market sales increased 9% in the third quarter of 2021 compared to the second quarter of 2021.

Similar to the domestic sales increase, international sales of our casino and gaming products increased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to a 256% increase in sales of our thermal casino printers.  Though sales in Asia remain weak, we experienced a sales recovery primarily in Europe during the third quarter of 2021 compared to the third quarter of 2020 when the international casino and gaming market was negatively impacted by the COVID-19 pandemic.  In addition to the year-over-year growth, international casino sales in the third quarter of 2021 increased 34% compared to the second quarter of 2021.

Printrex. Printrex branded printers are sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  Sales of our worldwide Printrex printers for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$–	0.0%	$5	4.7%	$(5)	(100.0%)
International	160	100.0%	102	95.3%	58	56.9%
	$160	100.0%	$107	100.0%	$53	49.5%

The increase in sales of Printrex printers for the third quarter of 2021 compared to the third quarter of 2020 resulted from higher international sales in the oil and gas market which was negatively impacted during the third quarter of 2020 by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Though our overall Printrex sales increased in the third quarter of 2021 and we continue to fulfill orders from existing customers, we are no longer focused on this market.  We plan to exit this market at the end of the year and expect no future Printrex sales beyond 2021.

TSG. Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$1,856	94.2%	$1,910	91.3%	$(54)	(2.8%)
International	115	5.8%	183	8.7%	(68)	(37.2%)
	$1,971	100.0%	$2,093	100.0%	$(122)	(5.8%)

Domestic revenue from TSG for the third quarter of 2021 decreased slightly by 3% compared to the third quarter of 2020.  The decrease was primarily due to a 57% decrease in service sales largely related to a service contract with a legacy banking customer that is expected to end in the first half of 2022 and a 55% decline from lower consumable sales resulting from decreased legacy POS printer paper sales.  These decreases were partially offset by a 13% increase from higher lottery printer spare part sales to IGT, which can vary significantly from quarter to quarter.  We expect TSG sales to decrease in 2021 compared to 2020 due to lower expected sales of legacy lottery printer spare parts to IGT and lower service sales related to the banking service contract noted above.

Internationally, TSG revenue decreased in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an 83% decrease in service sales to international customers.

Gross Profit.  Gross profit for the three months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$4,317	$3,349	28.9%	40.6%	45.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL® print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the third quarter of 2021, gross profit increased $1.0 million, or 29%, due largely to a sales increase of 46% for the third quarter of 2021 compared to the third quarter of 2020.  During the third quarter of 2021, our gross margin decreased 530 basis points, to 40.6%, compared to 45.9% for the third quarter of 2020.  The decrease in gross margin resulted largely from lower margin on our BOHA! hardware sales in the third quarter of 2021 compared to the third quarter of 2020, as we have reduced prices to accelerate the growth of our BOHA! installed base, as well as higher material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,876	$1,445	29.8%	17.6%	19.8%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Such expenses increased $0.4 million, or 30%, for the third quarter of 2021 compared to the third quarter of 2020, as we gradually return to more normalized pre-COVID spending levels and continue development of our food service technology products.  We expect engineering, design and product development expense to increase for the full year 2021 compared to the full year 2020 due to the accelerated investments planned in our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$1,899	$1,258	51.0%	17.9%	17.2%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Such expenses increased $0.6 million, or 51%, for the third quarter of 2021 compared to the third quarter of 2020, primarily due to increased marketing programs and new sales staff to support our BOHA! products, as well as higher sales commissions and travel expenses.  Our level of spending was unusually low during the third quarter of 2020, as we continued a number of significant cost saving measures that were implemented during the second quarter of 2020 in response to the COVID-19 pandemic.  We expect selling and marketing expenses to continue to increase for the remainder 2021, as we return to more normalized pre-COVID-19 spending levels, as well as continue the strategic investments in our food service technology sales and marketing groups including expanding our staff and the resumption and expansion of print advertising and marketing promotions started in second quarter of 2021.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$2,146	$2,125	1.0%	20.2%	29.1%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses remained relatively consistent, increasing 1%, for the third quarter of 2021 compared to the third quarter of 2020 as higher recruiting fees and employee compensation were almost entirely offset by lower severance expense which was higher in the 2020 period due to cost saving initiatives completed during the third quarter of 2020.  We expect general and administrative expenses to increase for the full year 2021 as we gradually return to more normalized pre-COVID-19 spending levels.

Operating Loss. Operating loss for the three months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$(1,604)	$(1,479)	8.5%	(15.1%)	(20.3%)

Our operating loss increased $0.1 million, or 9%, for the third quarter of 2021 compared to the third quarter of 2020 as increased sales of 46% were almost entirely offset by a decrease in our gross margin of 530 basis points and an increase in operating expenses of $1.1 million during the third quarter of 2021 compared to the third quarter of 2020.

Interest, net. We recorded net interest expense of $29 thousand for the third quarter of 2021 compared to net interest expense of $19 thousand for the third quarter of 2020.  The increase in net interest expense was primarily due to lower interest income earned from the note receivable to a third-party software developer that was collected in March 2021.  We expect interest expense to increase for the full year 2021 compared to the full year 2020 due to the full year impact of unused borrowing fees incurred from the Siena Credit Facility that was entered into on March 13, 2020 and lower interest income due to the collection of the note receivable during the first quarter of 2021.

Other, net. We recorded other expense of $69 thousand for the third quarter of 2021 compared to other income of $116 thousand for the third quarter of 2020, primarily due to foreign exchange losses recorded by our U.K. subsidiary in the third quarter of 2021 compared to foreign exchange gains recorded in the third quarter of 2020.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our U.K. subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Gain on Forgiveness of Long-Term Debt. We recorded a $2.2 million gain in the third quarter of 2021 resulting from the forgiveness of the PPP Loan in July 2021.

Income Taxes. We recorded an income tax benefit for the third quarter of 2021 of $439 thousand at an effective tax rate of -93.2%, compared to an income tax benefit for the third quarter of 2020 of $515 thousand at an effective tax rate of 37.3%.  A tax benefit was recorded for the third quarter of 2021 on pre-tax income due to recognition of the gain on the forgiveness of the PPP Loan which is not taxable.  The effective tax rate for the third quarter of 2020 included the impact of our net operating loss (“NOL”) that we incurred during 2020 and was carried back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we carried back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Income (Loss). We reported net income for the third quarter of 2021 of $0.9 million, or $0.09 per diluted share, compared to a net loss of $0.9 million, or $0.11 per diluted share, for the third quarter of 2020.

Results of Operations:  Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
FST	$9,103	32.2%	$4,924	21.6%	$4,179	84.9%
POS automation	3,608	12.8%	2,781	12.2%	827	29.7%
Casino and gaming	10,368	36.7%	8,300	36.3%	2,068	24.9%
Lottery	–	0.0%	817	3.6%	(817)	(100.0%)
Printrex	431	1.5%	232	1.0%	199	85.8%
TSG	4,753	16.8%	5,778	25.3%	(1,025)	(17.7%)
	$28,263	100.0%	$22,832	100.0%	$5,431	23.8%

International *	$4,549	16.1%	$4,529	19.8%	$20	0.4%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2021 increased $5.4 million, or 24%, from the same period in 2020. Printer, terminal and other hardware sales volume increased by 28% to approximately 59,000 units for the first nine months of 2021 driven by volume increases in all our markets except our lottery market.  The primary volume increases were a 28% increase in unit volume from the casino and gaming market and, to a lesser extent, a 32% unit volume increase in our POS automation market and a 108% increase in unit volume from the FST market.  The average selling price of our printers, terminals and other hardware increased 1% for the first nine months of 2021 compared to the first nine months of 2020.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $2.4 million, or 85%, in the first nine months of 2021 compared to the first nine months of 2020.

International sales for the first nine months of 2021 increased by less than 1% compared to the first nine months of 2020, due to a 137% increase in the international Printrex market and a 3% increase in the international casino and gaming market which were mostly offset by a 39% decrease in the international TSG market.

Food service technology. Sales of our worldwide food service technology products for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$8,616	94.7%	$4,376	88.9%	$4,240	96.9%
International	487	5.3%	548	11.1%	(61)	(11.1%)
	$9,103	100.0%	$4,924	100.0%	$4,179	84.9%

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Hardware	$3,815	41.9%	$2,071	42.1%	$1,744	84.2%
Software, labels and other recurring revenue	5,288	58.1%	2,853	57.9%	2,435	85.3%
	$9,103	100.0%	$4,924	100.0%	$4,179	84.9%

The increase in food service technology sales in the first nine months of 2021 compared to the first nine months of 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 84% in the first nine months of 2021 compared to the first nine months of 2020 due largely to sales to an existing national convenience store customer and a new national travel center customer as well as higher sales of our AccuDate 9700 terminal to McDonald’s.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 85%, primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations.

POS automation. Sales of our worldwide POS automation products for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$3,600	99.8%	$2,774	99.7%	$826	29.8%
International	8	0.2%	7	0.3%	1	14.3%
	$3,608	100.0%	$2,781	100.0%	$827	29.7%

The increase in POS automation product revenue for the first nine months of 2021 compared to the first nine months of 2020 was driven by a 30% increase in sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales began to improve in the first nine months of 2021 compared to the significant negative impact of the COVID-19 pandemic on POS automation sales during the second and third quarter of 2020.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$7,058	68.1%	$5,080	61.2%	$1,978	38.9%
International	3,310	31.9%	3,220	38.8%	90	2.8%
	$10,368	100.0%	$8,300	100.0%	$2,068	24.9%

The increase in domestic sales of our casino and gaming products for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to a 42% increase in domestic sales of our thermal casino printers, as we have experienced some recovery during the first nine months of 2021 compared to the first nine months of 2020, and particularly the second quarter of 2020, when the casino and gaming market was most severely impacted by the COVID-19 pandemic.

International sales of our casino and gaming products increased in the first nine months of 2021 compared to the first nine months of 2020, primarily due to a 5% increase in sales of our thermal casino printers as we experienced modest recovery during the first nine months of 2021 after the significant negative impact of the COVID-19 pandemic on the international casino and gaming industry, which is recovering at a slower pace than the domestic casino and gaming market.

Lottery. Sales of our worldwide lottery printers for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$–	0.0%	$817	100.0%	$(817)	(100.0%)
International	–	0.0%	–	0.0%	–	0.0%
	$–	0.0%	$817	100.0%	$(817)	(100.0%)

On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we decided to exit the lottery market and shift our focus towards our higher-value, technology enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex. Sales of our worldwide Printrex printers for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$52	12.1%	$72	31.0%	$(20)	(27.8%)
International	379	87.9%	160	69.0%	219	136.9%
	$431	100.0%	$232	100.0%	$199	85.8%

The increase in sales of Printrex printers for the first nine months of 2021 compared to the first nine months of 2020 resulted from increased international sales in the oil and gas market.  This increase was partially offset by a decrease in domestic Printrex printer sales during the first nine months of 2021 compared to the first nine months of 2020.  Though our overall Printrex sales increased in the third quarter of 2021 and we continue to fulfill orders from existing customers, we are no longer focused on this market.  We plan to exit this market at the end of the year and expect no future Printrex sales beyond 2021.

TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2021		September 30, 2020		$ Change	% Change
Domestic	$4,388	92.3%	$5,184	89.7%	$(796)	(15.4%)
International	365	7.7%	594	10.3%	(229)	(38.6%)
	$4,753	100.0%	$5,778	100.0%	$(1,025)	(17.7%)

The decrease in domestic revenue from TSG for the first nine months of 2021 as compared to the first nine months of 2020 was due primarily to lower service revenue, lower sales of replacement parts, and consumable products.  Service revenue declined 42%, primarily related to a service contract with a legacy banking customer that is expected to end in the first half of 2022.  Replacement part sales decreased 8% primarily from lower lottery printer spare part sales to IGT, which can vary significantly from quarter to quarter.  Consumable sales declined 28%, due primarily to lower sales of HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018.

Internationally, TSG revenue decreased for the first nine months of 2021 compared to the first nine months of 2020, primarily due to a 28% decrease in sales of replacement parts and accessories to international casino and gaming customers and, to a lesser extent, a 71% decrease in international consumable sales and 50% lower service revenue due to the negative impact from the COVID-19 pandemic.

Gross Profit.  Gross profit for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$10,831	$10,557	2.6%	38.3%	46.2%

Gross profit increased $0.3 million, or 3%, for the first nine months of 2021 compared to the first nine months of 2020, primarily due to the 24% sales increase, which was largely offset by a decrease in gross margin of 790 basis points during the first nine months of 2021 compared the first nine months of 2020.  Gross margin decreased to 38.3% compared to 46.2% for the first nine months of 2021 compared to the first nine months of 2020.  The decrease in gross margin resulted largely from lower margin on our BOHA! hardware sales during the first nine months of 2021 compared to the nine months of 2020, as we have reduced prices to accelerate the growth of our BOHA! installed base, as well as higher material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$5,483	$4,197	30.6%	19.4%	18.4%

Engineering, design and product development expenses increased $1.3 million, or 31%, during the first nine months of 2021 compared to first nine months of 2020, as we gradually return to more normalized pre-COVID spending levels and continued development for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$5,109	$4,885	4.6%	18.1%	21.4%

Selling and marketing expenses increased $0.2 million, or 5%, for the first nine months of 2021 compared to the first nine months of 2020 primarily due to returning to more normalized pre-COVID-19 levels of sales and marketing expense during the first nine months of 2021 compared to reduced costs during the first nine months of 2020 due to cost saving measures implemented during the second and third quarters of 2020.

Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$7,264	$6,987	4.0%	25.7%	30.6%

General and administrative expenses increased $0.3 million, or 4%, for the first nine months of 2021 compared to first nine months of 2020 due to higher recruiting fees and employee compensation, as well as higher consulting fees related to a planned implementation of a new ERP system expected to be completed in 2022.  These increases were partially offset by lower legal and professional fees and lower severance expense during the first nine months of 2021 compared to the first nine months of 2020.

Operating Loss. Operating loss for the nine months ended September 30, 2021 and 2020 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$(7,025)	$(5,512)	27.4%	(24.9%)	(24.1%)

Our operating loss increased $1.5 million, or 27%, for the first nine months of 2021 compared to the first nine months of 2020 on 24% higher sales due to a decrease in our gross margin of 790 basis points and an increase in operating expenses of $1.8 million during the first nine months of 2021 compared to the first nine months of 2020.

Interest, net. We recorded net interest expense of $71 thousand for the first nine months of 2021 compared to net interest expense of $41 thousand for the first nine months of 2020.  The increase in net interest expense was primarily due to lower interest income earned from the note receivable to a third-party software developer that was collected in March 2021 and a full nine months of unused borrowing fees under the Siena Credit Facility that was entered into on March 13, 2020.

Other, net. We recorded other expense of $169 thousand for the first nine months of 2021 compared to other expense of $60 thousand for the first nine months of 2020 primarily due to foreign exchange losses recorded by our U.K. subsidiary.

Gain on Forgiveness of Long-Term Debt. We recorded a $2.2 million gain in the third quarter of 2021 resulting from the forgiveness of the PPP Loan in July 2021.

Income Taxes. We recorded an income tax benefit for the first nine months of 2021 of $1.7 million at an effective tax rate of 33.0%, compared to an income tax benefit for the first nine months of 2020 of $1.9 million at an effective tax rate of 33.9%.  The tax benefit recorded for the nine months ended September 30, 2021 was unusually high as it included the recognition of the gain on the forgiveness of the PPP Loan which is not taxable.  The effective tax rate for the first nine months of 2020 included the impact of our NOL that we incurred during 2020 and was carried back to prior years.  The CARES Act enacted on March 27, 2020 permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we carried back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Loss. We reported a net loss for the first nine months of 2021 of $3.4 million, or $0.37 per diluted share, compared to a net loss of $3.7 million, or $0.49 per diluted share, for the first nine months of 2020.

Liquidity and Capital Resources

Cash Flow
For the first nine months of 2021, our cash and cash equivalents balance increased $8.3 million, or 80%, from December 31, 2020 due primarily to financing activities providing $11.5 million of cash largely from the completion of an underwritten public offering during the third quarter of 2021. We ended the third quarter of 2021 with $18.7 million in cash and cash equivalents, of which $1 million was held by our U.K. subsidiary, and no outstanding borrowings.

Operating activities: The following significant factors affected our cash used in operating activities of $3.9 million for the first nine months of 2021 as compared to cash used in operating activities of $4.2 million for the first nine months of 2020:

During the first nine months of 2021:
●	We reported a net loss of $3.4 million.
●	We recorded depreciation and amortization of $0.7 million and share-based compensation expense of $1.0 million.
●	We recorded a gain of $2.2 million for the forgiveness of the PPP loan.
●	Accounts receivable increased $3.1 million, or 93%, primarily due to increased sales volume during the third quarter of 2021.
●
Inventories decreased $4.9 million, or 44%, due to the utilization of inventory on hand to fulfill sales and significantly reduced inventory purchases resulting from the supply chain disruptions caused by the COVID-19 pandemic.

●	Other current and long-term assets increased $0.2 million, or 15%, due to primarily to prepaid expenses related to tradeshows that will be held in the fourth quarter of 2021.
●	Accounts payable decreased $0.2 million, or 14%, due primarily to a decrease in inventory purchases made during the third quarter of 2021.
●	Accrued liabilities and other liabilities increased slightly by $0.1 million, or 2%, due primarily to increased deferred revenue.

During the first nine months of 2020:
●	We reported a net loss of $3.7 million.
●	We recorded depreciation and amortization of $0.8 million, and share-based compensation expense of $0.6 million.
●	Accounts receivable decreased $1.4 million, or 22%, primarily due to lower sales volume during the third quarter of 2020.
●	Inventories increased $0.4 million, or 4%, primarily due to the build up of inventory from non-cancellable purchase orders that were placed before the onset of the COVID-19 pandemic.
●	Accounts payable decreased $0.7 million, or 23%, primarily due to inventory purchases made towards the end of the fourth quarter of 2019 that were subsequently paid in the first quarter of 2020.
●	Accrued liabilities and other liabilities decreased $0.5 million, or 7%, primarily due to lower deferred revenue.

Investing activities:  Our capital expenditures were $0.8 million for the first nine months of 2021 compared to $0.6 million for the first nine months of 2020.  Expenditures in 2021 were primarily related to the implementation of a new ERP system expected to be completed in the first quarter of 2022, computer and networking equipment and new product tooling equipment.  Expenditures in 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Investing activities also provided $1.6 million for the first nine months of 2021 upon the collection of the remaining $1.6 million note receivable balance from an unaffiliated third party during the first quarter of 2021, compared to $0.6 million of cash used in investing activities during the first nine months of 2020, for the issuance of a loan to the same unaffiliated third party.

Capital expenditures for 2021 are expected to be approximately $1.2 million, primarily for product tooling, a new ERP system, new computer software and computer and networking equipment to support our food service technology market and to a lesser extent, new product tooling.

Financing activities:  Financing activities provided $11.5 million of cash for the first nine months of 2021 primarily from the completion of an underwritten public offering which raised net proceeds of $11.3 million, after deducting cash outflows from underwriting discounts and commissions and offering expenses and, to a lesser extent, proceeds of $0.3 million from stock option exercises.  These increases were partially offset by $0.1 million for the payment of withholding taxes on stock issued from our stock compensation plans and $31 thousand on the final payment of financing costs associated with our Siena Credit Facility.  During the first nine months of 2020, financing activities provided $2.2 million of cash primarily from the $2.2 million in funds received from the PPP Loan and proceeds of $0.4 million from stock option exercises, partially offset by the payment of financing costs associated with signing our Siena Credit Facility.  Additionally, during the first nine months of 2020, we borrowed and subsequently repaid $2.8 million from our Siena Credit Facility.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  During the third quarter of 2021, we have been in compliance with our excess availability covenant. As of September 30, 2021, we had no outstanding borrowings under the Siena Credit Facility and $4.2 million of available borrowing capacity under the Siena Credit Facility.
On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP which is administered by the SBA and was established under Division A, Title I of the CARES Act, enacted March 27, 2020.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent payments under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020 and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds of the PPP Loan needed to have been used for eligible payroll costs for the PPP Loan to be forgiven.

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank as a lender, was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly. The Company submitted its PPP loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP loan (including all interest accrued thereon) of $2.2. million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness amount to the PPP Lender, and interest that accrued during the deferment period was included in the forgiveness amount.  The Note was unsecured and guaranteed by the SBA.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness on long-term debt” in the Condensed Consolidated Statement of Operations during the quarter ending September 30, 2021.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, the proceeds raised through the underwritten public offerings during August 2021, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact is unknown.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing and applying for additional relief through other programs established under the CARES Act.

Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2021.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to two material weaknesses in our internal control over financial reporting.  As of September 30, 2021, one material weakness was not fully remediated and as a result, our disclosure controls and procedures were not effective as of September 30, 2021.  Management has completed the implementation of new controls to remediate the remaining material weakness but is required to allow sufficient time to pass to validate that the implemented controls are operating effectively.  The details of our remediation efforts are described below.

Notwithstanding the material weakness, our management, including our CEO and CFO, has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the condensed consolidated financial statements included in this Report for the nine months ended September 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles, and that they can still be relied upon.

Material Weakness in Internal Control Over Financial Reporting

We identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of September 30, 2021 and December 31, 2020 and 2019.  The material weakness was that we did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).

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

Remediation Efforts to Address Material Weakness
Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting.  As of September 30, 2021, we have taken the following steps to remediate the identified control deficiency and material weakness:

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

We believe these steps address the material weakness described above.

Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2021, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K. The risks factors described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
 None.

Item 6.	EXHIBITS

10.1
Underwriting Agreement between TransAct Technologies Incorporated and Roth Capital Partners, LLC, as representative, dated August 12, 2021 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 16, 2021).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 12, 2021	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: November 12, 2021	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)