Form 10-K
period 2021-12-31
TRANSACT TECHNOLOGIES INC
filed 2022-03-24
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $119,400,000 based on the last sale price on June 30, 2021.

As of February 28, 2022, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 9,889,745.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement related to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission  within 120 days after the Registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRANSACT TECHNOLOGIES INCORPORATED

Smaller Reporting Company—Scaled Disclosure
Pursuant to Item 10(f) of Regulation S K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”).

PART I

Forward-Looking Statements
Certain statements included in this Form 10-K may include “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,”, “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of the COVID-19 pandemic on our business, operations, financial condition, results of operations and capital resources, including difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, shutdowns and/or operational restrictions imposed on our customers, an inability of our customers to make payments on time or at all, diversion of management attention, necessary modifications to our business practices and operations, cost cutting measures we have made and may continue to make, a possible future reduction in the value of goodwill or other intangible assets, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of component parts or raw materials, exchange rate fluctuations, volatility of, and decreases in, trading prices of our common stock and the availability of needed financing on acceptable terms or at all; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third-party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third-party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully transition our business into the food service technology market; risks associated with potential future acquisitions; general economic conditions; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees as the Company grows; our dependence on third-parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; the availability of third-party components at reasonable prices; price wars or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; the effect of the United Kingdom’s withdrawal from the European Union; and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by law.

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

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL® Ithaca®, and Printrex® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, select distributors and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, government and oil and gas exploration markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. Our primary operating, hardware research and development, and U.S. service center is located in Ithaca, New York.  In addition, we have a casino and gaming sales headquarters and software research and development in Las Vegas, Nevada; a European sales and service center at our subsidiary in the United Kingdom (“UK”); and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut, 06518, with a telephone number of (203) 859-6800.

Impact of the COVID-19 Pandemic
During the first two months of 2020 our business trends were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020 and into 2021.  Though we have begun to experience some recovery during 2021, unfortunately, the massive economic and social disruptions across the world persist due to COVID-19, including the emergence of virus variants, and the measures implemented to mitigate its spread.  The food service, casino and gaming, and oil and gas industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through 2021, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 through 2021 compared to the second quarter of 2020, as state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remained lower than 2019.  While we expect this improvement to continue during 2022, the exact timing and pace of recovery is unknown.  We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in Thailand and China that conduct almost all of our printer and BOHA! hardware manufacturing, due to reduced operations and part shortages at these facilities.  Our inventory levels decreased significantly during 2021 due to these supply chain disruptions and if these delays are sustained or additional disruptions occur we may have insufficient inventory levels and our ability to deliver products to our customers on time or at all may be impaired.  Below is a discussion of the impact we have experienced from the COVID-19 pandemic, and that we believe will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers initially opened under restrictions that limited them to providing drive-through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the second half of 2020 and throughout 2021 as these food service customers reopened for business, we experienced sales improvement compared to the second quarter of 2020.  However, during the fourth quarter of 2020 and early in 2021, restaurants were again impacted by a resurgence of the pandemic.  Notwithstanding the gradual resumption of operations that began in the third quarter of 2020, our food service technology and POS automation customers continue to recover from the financial impact of the pandemic and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products, as well as sales of POS printers.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  Additionally, our markets have experienced labor shortages and inflation in their food and labor costs.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, while also helping to overcome staffing issues and inflation, especially as many establishments are and will likely continue to be operating with reduced staff levels due to the continuing labor shortage.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited gameplay based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  However, many casinos in the U.S. reopened during the first quarter of 2021 with limited capacity and continued to remain open and further expand capacity during the remainder of 2021.  We anticipate that casinos will continue to increase capacity over time, barring any new closures or reduced capacity requirements in response to any new resurgence of the pandemic, including the emergence of variants.  Though sales of our casino and gaming products increased during 2021, and we expect this trend to continue into 2022,  casinos continue to recover from the financial impact of the COVID-19 pandemic, and therefore we expect that certain casinos’ appetite for purchases of new slot machines may be diminished, which may negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2022.

Lottery.  We exited the lottery market at the end of 2019 and IGT made a final purchase of our lottery printer during the second quarter of 2020.  Therefore, COVID-19 has not had an impact on our lottery printer sales, and we do not anticipate that it will have an impact on our future lottery printer sales.

Printrex.  The oil and gas market was negatively impacted by the decline in worldwide oil prices attributable to the COVID-19 pandemic during 2020.  During the latter half 2021, oil and gas prices began to rise again, resulting in slowly improving sales to our oil and gas customers.  However, we made a strategic decision to exit the Printrex market as of December 31, 2021 and expect to have no future sales in this market beyond 2021.

TSG.  Due to closures and reduced operating capacity of restaurants, retail establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect such sales to remain at reduced levels, due to lower usage while customers continue to recover from the impact of the pandemic.

Our gross margin has been negatively impacted and we expect our gross margin to continue to be negatively impacted while the COVID-19 pandemic and its economic effects on the markets we serve persists.  As a result of an expected lower sales level, as well as increased material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic, we believe our gross margin will remain lower than pre-pandemic levels due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

While we began to experience a modest recovery starting in the second half of 2020 and continuing into 2021 and expect this recovery to continue during 2022, the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus, vaccination rates, the emergence of virus variants and the significant disruption that our customers and suppliers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during 2021.

In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position:

●
Public Offerings – On October 16, 2020 and August 16, 2021, the Company raised net proceeds of $8.7 million and $11.2 million (including the exercise of the underwriters’ overallotment options on October 16, 2020 and August 20, 2021), respectively, after deducting underwriting discounts, commissions and offering expenses, through underwritten public offerings and sold an aggregate of 1,380,000 and 842,375 shares of common stock, respectively.

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return employees we furloughed earlier in 2020 to full time employment and to restore employees to full pay following certain pay cuts.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 and recorded $1.5 million as “Gain from employee retention credit” in the Consolidated Statement of Operations and the related receivable as “Employee retention credit receivable”” in the Consolidated Balance Sheet as of December 31, 2021.  We expect to receive these funds during 2022.

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

As of October 4, 2021, all of our employees were fully vaccinated against COVID-19 and, as a result, we implemented a return-to-work plan, reopening all of our facilities and ending our work-from-home practices.  Our distribution centers, deemed an essential service, remained operational throughout the pandemic.  During 2020, we implemented new COVID-19 policies, most of which were still in place prior to ending our work-from-home practices, to specifically address health and safety guidelines for employees to adhere to and follow when at work.  These policies were based on the COVID-19 safety guidelines recommended by the Centers for Disease Control and Prevention.

We have evaluated the recoverability of the assets on our Consolidated Balance Sheet as of December 31, 2021 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected accordingly in the accompanying consolidated financial statements.

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

Products, Services and Distribution Methods

Printers, terminals and other hardware: TransAct designs, develops and markets a broad array of transaction-based and specialty printers and terminals utilizing thermal printing technology for applications, primarily in the food service technology, POS automation, casino and gaming, and prior to exiting the market on December 31, 2021, the oil and gas printing markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices, paper handling capacities and cabinetry color.  Our food service technology terminals also offer software configurable menu options.  Our food service technology market also includes sales of hardware products including temperature probes, temperature sensors and gateways.

Food Service Technology (“FST”): The primary offering in the FST market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists and equipment service management.  Any and all of these applications can be chosen by our customer and packaged into a single platform with the associated hardware, which includes the BOHA! terminal, handheld devices, tablets, temperature probes and temperature sensors and gateways. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, nutritional labels and “enjoy by” date labels.  The BOHA! Workstation is a hardware device that pairs two mechanisms with an Apple iPad utilizing an iOS operating system.  Both the BOHA! terminal and BOHA! workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are charged to customers upfront on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the food service technology market, we use an internal sales force to solicit sales directly from end users.

POS automation: In the POS market, we sell a printer utilizing thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other quick-serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.

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

We also offer a software solution, the EPICENTRAL Print System, including annual software maintenance, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. With EPICENTRAL, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.

Lottery:  Our lottery printers were designed for high-volume, high-speed printing of lottery tickets for various lottery applications.  We previously sold lottery printers to International Gaming Technology and its subsidiaries (“IGT”), our largest customer and the world’s largest provider of lottery terminals.  During 2019, we decided to exit this business and we expect no future sales beyond 2020.  Sales of our lottery products were made directly to IGT and were managed by an internal sales representative before we exited the business in 2019.

Printrex:  Printrex printers include wide format, desktop and rack-mounted and vehicle-mounted black and white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  The Printrex brand of printers also includes high-speed color inkjet desktop printers used by oil and gas field service companies to print logs at data centers of the oil and gas field service companies.  We primarily sell our Printrex products directly to oil field service and drilling companies and OEM’s, as well as through regional distributors in the United States, Europe, Canada and Asia.  During  2021, we decided to exit this business and in the fourth quarter of 2021 fulfilled last buy orders to our legacy customers.  We expect no future sales of our Printrex products beyond 2021.

TSG:  Through TSG, we proactively market the sale of consumable products (including POS receipt paper, ribbons and other printing supplies), replacement parts, maintenance and repair services, and shipping and handling charges.  Our maintenance services include the sale of extended warranties, multi-year maintenance contracts, a 24-hour guaranteed replacement product service called TransAct Xpress™ and other repair services for our non-FST products.  Within the United States, we provide repair services through our service center in Ithaca, New York.  Internationally, we provide repair services through our European service center located in Doncaster, UK, and through partners strategically located around the world.

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

Sources and Availability of Raw Materials
We design our products to optimize product performance, quality, reliability and durability.  These designs combine cost efficient materials, sourcing and assembly methods with high standards of workmanship.  Almost all of our printers and terminals are produced by two third-party manufacturers located in Thailand and China.  A small portion of our products are assembled in our Ithaca, New York facility largely on a configure-to-order basis using components and subassemblies that have been sourced from vendors and contract manufacturers around the world.

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

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for several of our printer and food service technology terminal models, from one foreign contract manufacturer in Thailand and to a lesser extent, one other foreign contract manufacturer in China.  Although we believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms, a change in contract manufacturers could cause a delay in manufacturing and possible loss of sales, which may have a material adverse effect on our operating results.  Although we do not have supply agreements with our foreign contract manufacturers, our relationship with both remain strong and we have no reason to believe that either will discontinue their supply of thermal print mechanisms or fully assembled printers to us during 2022 or that their terms to us will be substantially less favorable than they have been historically.  Due to the impact from Chinese tariffs starting in 2019, during 2020 and 2021, we increasingly transferred production from our contract manufacturer in China to our contract manufacturer in Thailand.  We plan to continue transferring production to our Thailand-based contract manufacturer during 2022.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third-party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products.  As of February 28, 2022, we hold 37 United States and 33 foreign patents and have 3 foreign patent applications pending pertaining to our products.  The remaining duration of these patents ranges from 1 to 18 years.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third-party nondisclosure agreements and similar means.  It may be possible for unauthorized third-parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Trademarks, Service Marks and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners.  The trademarks we own include TransAct®, BOHA!TM, AccuDate™, Epic, EPICENTRAL®, Ithaca® and Printrex®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

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

Certain Significant Customers
IGT is our most significant customer, although to a lesser extent than in previous years, and has been since 1995.  We sell casino and gaming printers and, prior to 2021, on-line lottery printers to IGT.  On May 29, 2015, we signed an agreement with IGT to sell on-line lottery and casino printers to IGT on a non-exclusive basis through December 31, 2019.   We decided not to renew the agreement upon its expiration and to exit the on-line lottery market.  Although we no longer have an agreement with IGT, we expect to continue selling casino and gaming printers to IGT, as well as spare parts for our remaining, but declining, installed base of lottery printers, in the future.

Sales to IGT represented 9% and 15% of our total net sales for the years ended December 31, 2021 and 2020, respectively.

Backlog
Our backlog of firm orders was approximately $14.2 million as of February 28, 2022, compared to $3.4 million as of February 28, 2021.  The increase in firm orders as of February 28, 2022 compared to February 28, 2021 is due primarily to advance orders placed by our casino and gaming customers due to increased production lead time, resulting from worldwide supply chain shortages caused by the pandemic.  Based on customers’ current delivery requirements, we expect to fill and recognize as revenue $13.7 million of our current backlog during 2022, $0.4 million during 2023 and the remaining balance of the amount during 2024.

Competition
The market for transaction-based and specialty printers and food service technology terminals is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for EPICENTRAL software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than TransAct.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the food service technology market, we primarily compete with Zenput, Squadle Inc., Jolt Software, Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, CMC Daymark, Integrated Control Corp, Digi International, and Toast.  We compete in this market based largely on our ability to provide highly specialized software and purpose-built hardware products and ongoing technical support.  We rely upon third-party developed software and hosting services combined with our own proprietary hardware and software to offer a unique BOHA! branded solution to support back-of-house operations in the food service industry.  Our competitors or others may develop, or may establish relationships with developers with the capability to develop, software and services that are similar to or competitive with ours, which may be disadvantageous to our competitive position.  Certain portions of our food service technology software are licensed from a third-party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third-party developer to further develop and maintain its developed software, and the developer controls the software source code. The license agreement does not preclude the developer from working with others on similar products. Also, the third-party developer hosts the web-based applications.  Therefore, presently, we are highly dependent upon this third-party developer for continued service to our customers and the further development of our food service technology software products.

In the POS automation market, we primarily compete with Epson America, Inc., which holds a dominant market position.  We also compete, to a much lesser extent, with Star Micronics America, Inc. and Citizen -- CBM America Corporation.  Certain competitors of ours have greater financial resources and lower costs attributable to higher volume production which enables them to occasionally offer lower prices than us.  However, we will continue to deemphasize efforts in the POS automation market going forward as we have shifted our focus toward our higher-value, technology-enabled food service technology and casino and gaming products.

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

In the oil and gas market, our Printrex products competed primarily with the products of Imaging Systems Group, Inc. and Neuralog Inc.  However, we exited the oil and gas market at the end of 2021 in order to shift our focus toward our higher-value, technology enabled food service technology and gaming products.

The market in which TSG competes is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers and paper converters depending on the geographic area.

Our strategy for competing in our markets is to continually develop and/or license new products (hardware and software), such as launching BOHA! in 2019, and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our market penetration, to take advantage of strategic relationships, and to lower the cost of our products by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our products utilize certain thermal printing technologies and licensed software.  If new technologies are introduced, or existing technologies evolve, we may be required to incorporate these technologies into our products.  Alternatively, if such technologies were to become available to our competitors, our products could become obsolete, which could have a significant negative impact on our business.

Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Available Information
We make available free of charge through the “Investor Relations” tab on our Internet website, www.transact-tech.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Employees
As of December 31, 2021, TransAct and our subsidiaries employed 118 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Information about our Executive Officers

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
Bart C. Shuldman	64	Chairman of the Board and Chief Executive Officer
Steven A. DeMartino	52	President, Chief Financial Officer, Treasurer and Secretary
Tracey S. Chernay	62	Senior Vice President, Casino, Gaming and Lottery Sales
Andrew J. Hoffman	64	Senior Vice President, Operations
David B. Peters	43	Vice President and Chief Accounting Officer
Brent Richtsmeier	57	Chief Technology Officer

Bart C. Shuldman has been Chief Executive Officer and a Director of the Company since its formation in June 1996.  In February 2001, Mr. Shuldman was elected Chairman of the Board.  Mr. Shuldman served as President of the Company from its formation until June 2010, when he relinquished the President title to focus on new products and markets, international expansion and potential acquisitions.

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

Andrew J. Hoffman was appointed Senior Vice President, Operations for TransAct in November 2004.  He served as Vice President, Operations from September 1994 to November 2004.

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

Brent Richtsmeier was named as Chief Technology Officer in September 2021.  Previously, Mr. Richtsmeier served as Senior Vice President, Software Engineering since joining TransAct in December 2019 and was appointed as an officer of the Company in January 2021.  Prior to joining TransAct, Mr. Richtsmeier was employed with Samsung, an electronics corporation, from May 2004 until November 2017 as the VP of Development where he was responsible for software strategy, software development at scale and business development.  In November 2017, Samsung Electronics sold their business products division to HP Inc, and Mr. Richtsmeier transferred to HP Inc to become the Global Head of Cloud and Mobile Software Solutions until joining TransAct in 2021.

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

Risks Related to our Business

We experienced a net loss in 2020 and 2021, anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future.
We incurred a net loss of $5.6 million and $4.1 million in 2020 and 2021, respectively,, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future. We expect our costs to increase over time and our losses to continue as we expect to invest significant additional funds towards growing our food service technology business and transitioning away from other lines of business. We have expended and expect to continue to expend substantial financial and other resources on developing our food service technology business, including expanding our offerings, developing or acquiring new products and services and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our food service technology business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.  If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability

Our operating results and financial condition may fluctuate.
Our operating results and financial condition may fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may be due to a number of factors, including, but not limited to, those identified below and throughout this “Risk Factors” section:

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
●
the dependence of of our supply chain on a few, foreign third-party manufacturers and suppliers and the impact on our supply chain of product or component shortages and cost increases due to events beyond our control, including the COVID-19 pandemic and political or social instability such as the ongoing Russia-Ukraine conflict;

●
severe weather events, public health crises, military actions and other external events out of our control that can disrupt our operations or the operations of our customers’ or suppliers’ facilities; and

●	changes in accounting rules.

Due to all of the foregoing factors, and the other risks discussed in this Form 10-K, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

The COVID-19 pandemic has had, and is likely to continue to have, an adverse impact on our business, operations, financial condition, results of operations and capital resources, as well as on the operations and financial performance of many of our customers and suppliers. We are unable to predict the ultimate extent to which the pandemic and related effects will adversely impact our business, operations, financial condition, results of operations, capital resources and the achievement of our strategic objectives.
As a result of the COVID-19 pandemic and the numerous disease control measures taken to limit the spread of COVID-19, we have experienced, and can be expected to continue to experience, disruptions to our business, our operations, the delivery of our products and customer demand for our products, including the following:

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

●
supply chain disruptions, including delayed product shipments from two contract manufacturers located in Thailand and China that conduct substantially all of our printer and BOHA! hardware manufacturing, which, if sustained, could lead to insufficient inventory levels and harm our ability to deliver products to our customers on time or at all, and cost increases as a result of such supply chain disruptions;

●
continuing or new restrictions on the operations of our customers in the casino industry and food service industry, including, in some cases, partial or complete business shutdowns, which have resulted in, and are likely to continue to result in, reduced demand for our products in the two primary markets that we serve;

●	an inability of our customers to make payments in a timely fashion or at all, in the event that the downturn in economic conditions persist;
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

●
difficulty predicting our manufacturing requirements accurately due to volatile economic conditions, which could result, in the case of an underestimate, in inadequate manufacturing capacity or inventory, interruptions in production and delayed deliveries to customers (with resulting losses in orders or customers lowering our net sales), or in the case of an overestimate, in an excess inventory of component parts or manufactured products;

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

The resulting impacts from the COVID-19 pandemic continue to evolve rapidly, and additional material impacts and disruptions may occur. The factors described above, which may worsen, have had and, along with other factors that we cannot predict, can be expected to continue to have, a material adverse impact on our business, operations, financial condition, results of operations and capital resources.  The ultimate impact of the COVID-19 pandemic on the Company is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of the COVID-19 pandemic, newly identified strains of COVID-19, vaccination rates and effectiveness of vaccines and treatments and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know and cannot predict the full extent of potential impacts on our business, operations, financial condition, results of operations and capital resources.

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
We rely on third-party or sole source suppliers to provide certain key components for our products including BOHA! labels.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing or selling such components to us at any time, including as a result of the current global microchip shortage.  For example, in December 2021, one of our suppliers of certain printer components notified us that they would not fulfill an order.  Although we were able to source the component from another supplier, the disruption resulted in a delay.  These supply chain disruptions have impacted, and are expected to continue to impact, our ability to maintain sufficient inventory on hand, which has necessitated payment of increased shipping charges to expedite products.  In addition, we have incurred increased costs to obtain certain products and components from alternate suppliers when our usual suppliers did not have products available for us.  Cost increases and component shortages may be exacerbated by events beyond our control, such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine) and other factors impacting supply and demand pressures.  In particular, the conflict between Russia and Ukraine may materially and adversely affect our supply chain for materials, parts and components.  Continued or worsening disruptions in the supply chain of such component parts and consumable products could delay our production or release of our new products, cause us to incur additional freight costs and hinder our ability to meet our commitments to customers. If we are unable to obtain sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may be required to redesign our products.  There can be no assurance that any cost increases attributable to supply chain disruptions can be fully offset by price increases, or that we will continue to be able to fulfill orders on time or at all, and continued or prolonged impacts on our supply chain may result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our financial results.

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

In addition, even if we, or developers on our behalf, successfully develop such products, there is no assurance that our innovations will be accepted by our customers.  Developing and marketing new products, such as our BOHA! ecosystem, is costly, and our business could be materially adversely affected if we are unable to generate sales of such products or if our existing or new customers do not quickly accept such products.  Customer acceptance is crucial because new products typically have little competition and market penetration due to their novelty.  Customer acceptance of new products is never assured and may take time to materialize, even with respect to products developed with customer input.  Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

We rely on an unrelated third-party to develop, maintain and host certain portions of our food service technology software, and any disruption in the relationship with that third-party, or any defects in the software provided by that third-party, could have a material adverse effect on our reputation, business, financial condition and results of operations.
We rely upon third-party developed software and hosting services combined with our own proprietary hardware and software to offer our unique BOHA! branded solution to support back-of-house operations in the food service industry.  Certain web-based food service application software and selected components of our downloadable software applications are licensed from a third-party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third-party developer to further develop and maintain its developed software, and the developer controls the software source code.  Therefore, presently, we are highly dependent on this third-party developer for continued service to our customers and the further development of our food service technology software products.  If the software provider were to terminate operations or otherwise be unavailable to provide maintenance, hosting and development services to us and our customers, the availability or usage of our software products could be disrupted and our customers could be adversely affected.  In any such case, we may need to seek comparable software and services from other third-parties or develop it internally, which could require significant time and expense. There can be no assurance that such software or services would be available from other sources, or that if available, they would be of comparable quality and cost.  Moreover, any efforts to develop new software, whether internal or by third-parties, would require significant lead time, and there could be an interruption in service during any period in which the software provider ceases to provide products and services and new products remain under development. Any such occurrence could materially and adversely impact our business, financial condition and results of operations.

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
We face significant competition in developing and selling our printers, terminals, software, consumables and services.  Our principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

●	technologically advanced products that satisfy user demands;
●	superior customer service;
●	high levels of quality and reliability; and
●	dependable and efficient distribution networks.

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

To the extent that we seek growth through acquisitions, our ability to manage our growth will also depend on our ability to integrate businesses that have previously operated independently.  We may not be able to achieve this integration without encountering difficulties or experiencing the loss of key employees, customers or suppliers.  It may be difficult to design and implement effective financial controls for combined operations and differences in existing controls for each business may result in weaknesses that require remediation when the financial controls and reporting functions are combined.  As we pursue acquisitions, we may incur legal, accounting and other transaction-related expenses for unsuccessful acquisition attempts that could adversely affect our results of operations in the period in which they are incurred.

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
Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of developments in U.S.-China trade relations (discussed separately below), as well as economic impacts from the Russia-Ukraine conflict (including increased fuel prices) and the current inflation surge attributable to supply chain disruptions due to the COVID-19 pandemic, could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers could become insolvent, which could result in production delays, and our customers may become insolvent or be unable to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

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

Our dependence upon distributors and resellers exposes us to numerous risks, including:

●	loss of channel and the ability to bring new products to market;
●	concentration of credit risk, including disruption in distribution should the distributors, and / or resellers’ financial condition deteriorate;
●	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;
●	distributors or resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
●	direct competition should a distributor or reseller decide to manufacture printers internally or source printers from a competitor.

We cannot guarantee that resellers will not reduce, delay or eliminate purchases from us, which could have a material adverse effect upon the business, consolidated results of operations and financial condition.

We are dependent upon two manufacturers located in Thailand and China for the manufacturing and assembly of our printers and terminals, and their operations were disrupted by the outbreak of COVID-19. The disruption adversely affected the Company’s business, financial conditions and results of operations, and any further or future disruption in their businesses or operations, such as those caused by political, social or economic instability, war, trade restrictions or tariffs, severe weather, additional public health crises and other events out of our control, could materially adversely affect our business, financial condition and results of operations.
In an effort to maximize cost savings and operation benefits, we have outsourced substantially all of the manufacturing and assembly of our printers and terminals to two contract manufacturers located in Thailand and China.  As a result, we are dependent on them for the manufacturing of our products, and any disruption in such manufacturing or the export of products from these manufacturers to the U.S. may adversely affect our business, financial condition and results of operations.

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

In response to COVID-19, the Chinese government placed restrictions on travel and mandated business closures. Such restrictions and closures disrupted our supply chain by delaying product shipments from our contract manufacturers during 2020 and is continuing into 2022.

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
If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays, which could cause us to lose orders or customers and result in lower net sales. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our product order history to help determine our requirements for components and materials. It is important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components and raw materials.

Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time, as well as supply shortages with respect to raw materials needed to produce the components. If we underestimate our requirements, or if we are unable to obtain components on time due to supply shortages, as has occurred in the wake of the COVID-19 pandemic, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and result in delays in shipments and net sales. If we overestimate our requirements, we could have excess inventory of parts and finished products. In addition, delays in the manufacturing of our products could cause us to lose orders or customers.

In addition to maintaining offices in the UK and Macau, we sell and ship a significant portion of our products internationally and rely on third-parties that make up our global salesforce.  The international nature of our operations may expose us to certain risks associated with doing business outside of the U.S., including risks posed by tariffs and changes in trade relations.
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

Catastrophic events or a downturn in economic conditions may disrupt our business.
Geopolitical events, social unrest, war, including repercussions of the recent military conflict between Russia and Ukraine, terrorism, political instability, acts of public violence, boycotts, labor discord or disruptions, hostilities, social unrest, pandemics (in addition to the COVID-19 pandemic), natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the reactions of governments, markets, and the general public to such events, many of which are beyond our control, may result in a number of adverse consequences for our customers, business, operations, and results of operations. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Any downturn in the economy in general, including the current economic impacts of the COVID-19 pandemic (including inflation relating to supply chain disruptions caused by the pandemic) and the impact on fuel prices of the Russia–Ukraine conflict, or in the food service or gaming industry in particular could result in a reduced demand for our products and could adversely affect our business and results of operations.  In addition, heightened security measures or responses to hostilities may cause certain governments to restrict the import or export of goods, as has occurred with respect to the export of oil from Russia, which may have an adverse effect on our ability to buy and sell goods or on the cost to obtain components.

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
Our intellectual property is valuable and provides us with certain competitive advantages.  Copyrights, patents, trademarks, service marks, trade secrets, technology licensing agreements, nondisclosure agreements and contracts are used to protect these proprietary rights. Despite these precautions, it may be possible for third-parties to copy aspects of our products or, without authorization, to obtain and use information which we regard as trade secrets.

In addition, prosecuting and defending infringement lawsuits is expensive.  We are committed to aggressively asserting and defending our technology and related intellectual property rights, which we have spent a significant amount of money to develop.  Similarly, third-parties may claim, from time to time, that we have violated their intellectual property rights. To the extent we violate a third-party’s patent or other intellectual property rights, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Any such claims could result in costly litigation and, if successful, could result in costly judgments or settlements.

The expense of prosecuting or defending any future infringement lawsuits could have a material adverse effect on our business, financial condition and results of operations.  Intellectual property litigation is generally complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.

We currently rely on third-party service providers to host our food service technology software and deliver certain services, and any interruptions or delays in services from these third-parties could impair the delivery of our products and services, and our business, results of operations, and financial condition could be materially adversely affected.
We rely on a third-party service provider to host our food service technology software. Third-parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety and security infrastructure.  We do not control the operation, physical security, or data security of any of these third-party providers. Our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers may be insufficient or inadequate to prevent or remediate such operational and security risks. Our third-party providers may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism or other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third-parties from providing services to us or our customers on our behalf. In addition, these third-parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, loss of customers or other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third-parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate. If our systems fail or are breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents would require notification to affected individuals and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted.

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
The loan and security agreement (the “Loan Agreement”) governing the Siena Credit Facility contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:

●	merge, consolidate, form subsidiaries or dispose of assets;
●	acquire assets outside the ordinary course of business;
●	enter into other transactions outside the ordinary course of business;
●	sell, transfer, return or dispose of collateral;
●	make loans to or investments in, or enter into transactions with, affiliates;
●	incur or guarantee indebtedness, incur liens;
●	redeem equity interests while borrowings are outstanding under the credit facility;
●	change our capital structure; or
●	dissolve, divide, change our line of business or cease or suffer a disruption to all or a material portion of our business.

Additionally, the Loan Agreement requires us to comply with a minimum excess availability covenant, which requires excess borrowing availability of at least $750 thousand. The breach of any covenants or obligations in the Loan Agreement, if not otherwise waived or amended, could result in a default under the Loan Agreement and could trigger acceleration of our obligations thereunder and permit the lender to foreclose on the collateral securing our obligations under the Loan Agreement and exercise other rights of secured creditors.

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

Our ability to comply with the covenants under the Loan Agreement or to maintain our borrowing base may be affected by events beyond our control, including deteriorating economic conditions and consequences of the COVID-19 crisis. For example, reductions in the value of accounts receivable and inventory have occurred and may occur in the future due to decreases in sales and production resulting from the impact of the COVID-19 pandemic. Further, certain slow-moving inventory and accounts receivable that remain unpaid for a specified period of time are excluded from the borrowing base calculation. Thus, a decline in economic conditions and/or a decline in the financial condition of customers in the industries we serve, such as the decline that has occurred in the casino and food service industries in connection with the COVID-19 pandemic, has impacted and may continue to negatively impact the borrowing base both by decreasing the value of existing accounts and reducing the number and amount of new accounts. If we overestimate our inventory needs due to the uncertainty surrounding the COVID-19 pandemic and the duration of its impact on customer closures and economic conditions, we may have inventory that is considered slow-moving and thus excluded from the borrowing base calculation, and any reduction in production in response to decreased demand would also result in a lower inventory value and thus a lower borrowing base.

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

Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2021, the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 25,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  In addition, many investment banks no longer find it profitable to provide securities research on micro-cap and small-cap companies.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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
Our Amended and Restated By-Laws designate certain Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our Amended and Restated By-Laws (the “By-Laws”) provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, all Internal Corporate Claims must be brought solely and exclusively in the Court of Chancery of the State of Delaware (or, if such court declines to accept jurisdiction, the Superior Court of the State of Delaware, or, if such other court declines to accept jurisdiction, the United States District Court for the District of Delaware). The By-Laws define “Internal Corporate Claims” to mean claims, including claims in the right of the Company, brought by a current or former stockholder (including a current or former beneficial owner) (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (ii) as to which the General Corporation Law of the State of Delaware confers jurisdiction upon the Court of Chancery of the State of Delaware.
This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other stockholders, which may discourage such lawsuits against us and our directors, officers and stockholders. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. The choice of forum provision in the By-Laws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act or the respective rules and regulations promulgated thereunder.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our principal facilities as of December 31, 2021 are listed below.  We believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and sales office	11,100	Leased	October 31, 2025
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2025
Las Vegas, Nevada	Software design and development and casino and gaming sales office	19,600	Leased	October 31, 2022
Doncaster, UK	Sales office and service center	6,000	Leased	August 26, 2026
Macau, China	Sales office	180	Leased	June 30, 2022
		110,780

Item 3. Legal Proceedings.
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of December 31, 2021, we are unaware of any material legal proceedings pending or threatened against us, or any material legal proceedings contemplated by governmental authorities.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol TACT.  As of February 28, 2022, there were 246 holders of record of the common stock.

Issuer Purchases of Equity Securities
During the fourth quarter of 2021, we did not repurchase any shares of our common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Overview

During the year ended December 31, 2021, we continued to experience recovery from the negative impacts COVID-19 had on our business during 2020.  While we have experienced recovery in most of our markets, there are still uncertainties on how COVID-19 will continue to impact our business, operations, supply chain, customer and vendors.  During 2021, we continued to focus our efforts on the sales execution and growing revenue of BOHA! software-as-a-service (“SaaS”)-based software and hardware ecosystem launched in 2019.  Despite the negative impact from COVID-19, food service technology sales increased 63% in 2021 compared to 2020 due primarily to sales of our BOHA! software, labels and other recurring revenue to both new customers and our existing installed base of BOHA! terminals.

During 2021, all markets other than lottery and TSG increased compared to 2020 as we have started to see recovery from the negative impacts from the COVID-19 pandemic.  POS automation sales increased primarily due to higher sales of our Ithaca 9000 printer to McDonald’s in 2021 compared to 2020.  Casino and gaming sales were higher in 2021 due to casinos continuing to reopen and increase capacity during 2021 after being closed in 2020 in response to the COVID-19 pandemic.  Printrex sales increased in 2021 after being negatively impacted by lower worldwide oil prices largely attributable to the COVID-19 pandemic during 2020.  We had no lottery market sales during 2021 as we exited the lottery market in 2019 and completed our final sale of lottery printers in 2020.  TSG sales decreased in 2021 compared to 2020 primarily due to lower service sales due to exiting the banking market in 2018, lower replacement part sales and lower sales of our legacy consumable products.

During the year ended December 31, 2021, our total net sales increased 29% to approximately $39.4 million compared to the year ended December 31, 2020.  See the table below for a breakdown of our sales by market:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Food service technology (“FST”)	$12,625	32.1%	$7,734	25.3%	$4,891	63.2%
POS automation	4,825	12.2%	3,770	12.3%	1,055	28.0%
Casino and gaming	15,302	38.9%	10,979	35.9%	4,323	39.4%
Lottery	–	0.0%	817	2.7%	(817)	(100.0%)
Printrex	631	1.6%	300	1.0%	331	110.3%
TSG	6,003	15.2%	6,995	22.8%	(992)	(14.2%)
	$39,386	100.0%	$30,595	100.0%	$8,791	28.7%

Sales of our food service technology products increased 63% in the year ended December 31, 2021 compared to the year ended December 31, 2020.  In the food service technology market, we focus on providing hardware products, which include terminals/workstations, temperature probes, temperature sensors and gateways in addition to cloud-based software applications, labels and other recurring revenue items.  Food service technology sales increased in 2021 primarily due to a 95% increase in BOHA! recurring revenue, which include subscriptions for the software applications, as well as sales of labels, extended warranty and service contracts, and technical support services.  Our FST hardware sales also increased by 33% as we increased our total installed base by 4,130 terminals and workstations during 2021 resulting in a total installed base of 9,818 terminals at the end of 2021.

Sales of our POS automation products increased 28% in the year ended December 31, 2021 compared to the year ended December 31, 2020.  In the POS automation market, we focus primarily on supplying printers that print receipts or linerless labels to McDonald’s, and to a lesser extent other customers in the restaurant and quick serve markets.  During the year ended December 31, 2021, sales of our Ithaca 9000 printer to McDonald’s recovered from the unusually low level we experienced in 2020 due to the significant negative impact of the COVID-19 pandemic on the POS automation market.

Sales of our casino and gaming products increased 39% in 2021 compared to 2020.  In our casino and gaming market, our focus lies primarily in supplying printers worldwide for use in slot machines at casinos and racetracks, as well as in other electronic gaming devices that print tickets or receipts. Additionally, we supplement these printer sales with revenue from EPICENTRAL our promotional printing system that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.  The increase of casino and gaming printers was due to the recovery of the domestic and international casino and gaming market during 2021, as casinos continued to reopen compared to 2020 when the market was severely impacted by the COVID-19 pandemic and the related closures of casinos.

On December 31, 2019, we ended our non-exclusive agreement with IGT and exited the lottery market as we shifted our focus to our higher-value, technology-enabled market for food service technology and casino and gaming products.  During 2020, IGT made a final purchase of lottery printers and we expect no future sales of our lottery printer.

Sales of our Printrex branded printers include wide format, rack-mounted and vehicle-mounted thermal printers used by customers to log and plot oil field and down hole well drilling data in the oil and gas exploration industry.  During the year ended December 31, 2021, we experienced a 110% increase in Printrex oil and gas printer sales, as the oil and gas market recovered from the negative impact during 2020 of lower worldwide oil prices as a result of the COVID-19 pandemic.  Additionally, we fulfilled last buy orders to legacy customers during the fourth quarter of 2021, as we decided to exit this market as of December 31, 2021.  We expect no future Printrex sales as we have shifted our focus away from this market and towards our higher value, technology-enabled food service technology terminals and casino and gaming products.

TSG, which sells service, replacement parts and consumable products, including receipt paper, ribbons and other printing supplies, continues to offer a recurring revenue stream from mostly our legacy products.  TSG sales decreased 14% in 2021 compared to 2020, primarily due to declining service revenue from a legacy banking customer whose service contract is expected to end during 2022, as well as lower replacement part and consumable product sales.  We expect TSG sales to continue to decline in 2022 due to the ending of the service contract with a legacy banking customer and lower expected sales of our lottery printer spare parts to IGT for our legacy lottery printer.

Operationally, our gross margin was 38.7% in 2021, a decrease of 360 basis points from 2020, due largely to lower margin on our BOHA! hardware sales during 2021 compared to 2020, as we have reduced prices to accelerate the growth of our BOHA! installed base, as well as higher material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic.

During 2021, our operating margin improved to negative 24.1% compared to negative 26.7% in 2020 as the 29% increase in sales more than offset the 360 basis point decrease in gross margin and increased operating expenses.  Operating expenses increased by 17% as we gradually returned to more normalized pre-COVID-19 spending levels.  During 2022, we expect operating expenses to continue to increase compared to 2021, due to the continued investment in our food service technology products.

We reported a net loss of $4.1 million and net loss per diluted share of $0.45 for 2021, compared to a net loss of $5.6 million and net loss per diluted share of $0.72 for 2020.  In terms of cash flow, for 2021 we used $2.5 million of cash in operating activities.  During 2021, we also successfully completed an underwritten public offering of our common stock which raised net proceeds of $11.2 million.  We ended the year with cash and cash equivalents of $19.5 million and no debt outstanding on our Consolidated Balance Sheet at December 31, 2021.

Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make use of estimates, judgments and assumptions that affect both Balance Sheet items and Statement of Operations categories.  Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

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

Revenue Recognition – Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time.  Other significant judgments include contracts that contain multiple performance obligations (most commonly when contracts include a hardware product, software and extended warranties) which require a contract’s transaction price to be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Both of these determinations impact the timing and amount of our reported revenues and net income and loss.

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate of doubtful accounts based on historical experience and specific customer collection issues.  Our allowance for doubtful accounts as of December 31, 2021 was $219 thousand, or 2.8% of outstanding accounts receivable, which we believe is appropriate considering the overall quality of our accounts receivable.  Although credit losses have historically been within expectations and the reserves established, there is no assurance that our credit loss experience will continue to be consistent with historical experience.

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

As of December 31, 2021, upon the completion of our annual assessment for impairment, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value.

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

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Among other things this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements.

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

Results of Operations: Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2021 and 2020 are detailed in the below table.

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Food service technology	$12,625	32.1%	$7,734	25.3%	$4,891	63.2%
POS automation	4,825	12.2%	3,770	12.3%	1,055	28.0%
Casino and gaming	15,302	38.9%	10,979	35.9%	4,323	39.4%
Lottery	–	0.0%	817	2.7%	(817)	(100.0%)
Printrex	631	1.6%	300	1.0%	331	110.3%
TSG	6,003	15.2%	6,995	22.8%	(992)	(14.2%)
	$39,386	100.0%	$30,595	100.0%	$8,791	28.7%

International*	$6,986	17.7%	$5,862	19.2%	$1,124	19.2%

*	International sales do not include sales of products to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2021 increased $8.8 million, or 29%, from 2020.  Printer, terminal and other hardware sales volume increased by 33% to approximately 82,000 units for 2021, driven by volume increases in all our markets except the lottery market, which we exited in 2020.  The primary volume increases were a 42% increase in unit volume from the casino and gaming market and, to a lesser extent, a 26% unit volume increase in our POS automation market and a 44% increase in unit volume from the FST market.  The average selling price of our printers, terminals and other hardware increased 1% during 2021 compared to 2020.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $3.6 million, or 95%, during 2021 compared to 2020.

International sales for 2021 increased $1.1 million, or 19%, compared to 2020, primarily due to a 24% increase in international casino and gaming sales.

Food service technology:  Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications are combined into a single platform with the associated hardware, which includes the BOHA! terminal/workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and “enjoy by” date labels.  The BOHA! workstation uses an iPad instead of an integrated touchscreen.  Both the BOHA! terminal and BOHA! workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$11,738	93.0%	$6,956	89.9%	$4,782	68.7%
International	887	7.0%	778	10.1%	109	14.0%
	$12,625	100.0%	$7,734	100.0%	$4,891	63.2%

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Hardware	$5,226	41.4%	$3,938	50.9%	$1,288	32.7%
Software, labels and other recurring revenue	7,399	58.6%	3,796	49.1%	3,603	94.9%
	$12,625	100.0%	$7,734	100.0%	$4,891	63.2%

The increase in food service technology sales in 2021 compared to 2020 was driven by an increase in sales of both hardware and BOHA! software, labels and other recurring revenue.  Hardware sales increased 33% during 2021 compared to 2020 due largely to sales to an existing national convenience store customer and a new national travel center customer, as well as higher sales of our AccuDate 9700 terminal to McDonald’s.  These increases in hardware sales were partially offset by a large sale completed in 2020 to a grab-and-go sushi chain that did not reoccur in 2021.  Sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue increased by 95%, primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations.

POS automation:  Revenue from the POS automation market includes sales of thermal printers used primarily by McDonald’s, and to a lesser extent, other quick serve restaurants either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Sales of our worldwide POS automation products for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$4,817	99.8%	$3,763	99.8%	$1,054	28.0%
International	8	0.2%	7	0.2%	1	14.3%
	$4,825	100.0%	$3,770	100.0%	$1,055	28.0%

The increase in POS automation product revenue during 2021 compared to 2020 was driven by a 28% increase in sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales continually improved during 2021 compared to the significant negative impact from the COVID-19 pandemic on POS automation sales during the final nine months of 2020.

Casino and Gaming:  Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$10,173	66.5%	$6,852	62.4%	$3,321	48.5%
International	5,129	33.5%	4,127	37.6%	1,002	24.3%
	$15,302	100.0%	$10,979	100.0%	$4,323	39.4%

The increase in domestic sales of our casino and gaming products during 2021 compared to 2020 was primarily due to a 57% increase in domestic sales of our thermal casino printers, as we have experienced some recovery during 2021 compared to 2020, particularly the second quarter of 2020, when the casino and gaming market was most severely impacted by the COVID-19 pandemic.  This increase was partially offset by an 81% decrease in domestic EPICENTRAL sales to an existing EPICENTRAL customer during 2020 to expand its slot machine floor that did not reoccur in 2021.  Sales of EPICENTRAL are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

International sales of our casino and gaming products increased during 2021 compared to 2020, primarily due to a 40% increase in sales of our thermal casino printers, as we experienced modest recovery during 2021, most significantly during the fourth quarter of 2021, after the significant negative impact of the COVID-19 pandemic on the international casino and gaming industry, which is recovering at a slower pace than the domestic casino and gaming market.  The increase from international sales of our thermal casino printers was partially offset by a 33% decline in sales of our off-premise gaming printers during 2021 compared to 2020.

Lottery:  Revenue from the lottery market includes sales of thermal on-line and other lottery printers to IGT for various lottery applications.  Sales of our worldwide lottery printers for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$–	0.0%	$817	100.0%	$(817)	(100.0%)
International	–	0.0%	–	0.0%	–	0.0%
	$–	0.0%	$817	100.0%	$(817)	(100.0%)

On December 31, 2019, we allowed our non-exclusive agreement to provide lottery terminal printers to IGT to expire as we decided to exit the lottery market and shift our focus towards our higher-value, technology-enabled food service technology and casino and gaming products.  As a result, IGT made a final purchase of our lottery printers during the second quarter of 2020 and we do not expect any further lottery printer sales in the future.

Printrex:  Printrex branded printers are sold into markets that include wide format, desktop and rack-mounted and vehicle-mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  Sales of our worldwide Printrex printers for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$171	27.1%	$83	27.7%	$88	106.0%
International	460	72.9%	217	72.3%	243	112.0%
	$631	100.0%	$300	100.0%	$331	110.3%

The increase in sales of Printrex printers during 2021 compared to 2020 resulted from increased domestic and international sales in the oil and gas market, which was negatively impacted during 2020 by the decline in worldwide oil prices attributable to the COVID-19 pandemic.  Additionally, we decided to exit the Printrex market as of December 31, 2021 in order to shift focus towards our higher-value, technology-enabled food service technology and casino and gaming products.  As a result, we had increased sales in 2021 due to fulfilling last buy orders from legacy customers during the fourth quarter of 2021.  We do not expect any further Printrex sales beyond 2021.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts and accessories, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2021		December 31, 2020		$ Change	% Change
Domestic	$5,501	91.6%	$6,262	89.5%	$(761)	(12.2%)
International	502	8.4%	733	10.5%	(231)	(31.5%)
	$6,003	100.0%	$6,995	100.0%	$(992)	(14.2%)

The decrease in domestic revenue from TSG during 2021 as compared to 2020 was due primarily to lower service revenue, lower sales of replacement parts, and consumable products.  Service revenue declined 39%, primarily related to declining revenue from a service contract with a legacy banking customer that is expected to expire during 2022.  Replacement part sales decreased 4% primarily from lower lottery printer spare part sales to IGT, which can vary significantly from quarter-to-quarter.  Consumable sales declined 25%, due primarily to lower sales of HP inkjet cartridges used in our banking printers, as we exited the banking market at the end of 2018.  We expect TSG sales to continue to decrease in 2022 compared to 2021 due to lower expected sales of legacy lottery printer spare parts to IGT and lower service sales related to the banking service contract noted above.

Internationally, TSG revenue decreased during 2021 compared to 2020, primarily due to 58% lower service revenue, a 64% decrease in international consumable sales and a 15% decrease in sales of replacement parts and accessories to international casino and gaming customers due to the negative impact from the COVID-19 pandemic.

Gross Profit.  Gross profit information for the years ended December 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$15,249	$12,929	17.9%	38.7%	42.3%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! ecosystem and royalty payments to third-parties, including to the third-party licensor of our food service technology software products.  Gross profit increased $2.3 million, or 18%, in 2021 compared to 2020, primarily due to the 29% sales increase, which was largely offset by a decrease in gross margin of 360 basis points during 2021 compared to 2020.  Gross margin decreased to 38.7% in 2021 compared to 42.3% in 2020 due largely to lower margin on our BOHA! hardware sales during 2021 compared to 2020, as we have reduced prices to accelerate the growth of our BOHA! installed base, as well as higher material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$7,475	$5,703	31.1%	19.0%	18.6%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $1.8 million, or 31%, in 2021 compared to 2020 as we gradually returned to more normalized pre-COVID-19 spending levels and continued development for our food service technology products.  We expect engineering, design and product development expenses to continue to increase in 2022 compared to 2021 due to planned investments in our food service technology products.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$7,658	$6,144	24.6%	19.4%	20.1%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses increased $1.5 million, or 25%, during 2021 compared to 2020 primarily due to higher trade show expense, expanded marketing expense and new sales and marketing staff as we returned to more normalized pre-COVID-19 levels of sales and marketing expense during 2021 compared to lower costs during 2020 due to cost saving measures implemented during the second and third quarters of 2020.  We expect selling and marketing expenses to increase in 2022, as we plan to make substantial strategic investments in our food service technology sales and marketing groups.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales - 2021	Total Sales - 2020
$9,626	$9,255	4.0%	24.4%	30.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly traded company.  General and administrative expenses increased $0.4 million, or 4%, during 2021 compared to 2020 due to higher recruiting fees and employee compensation, as well as higher consulting fees related to a planned implementation of a new ERP system expected to be completed in early 2022.  These increases were partially offset by lower legal and professional fees and lower severance expense during 2021 compared to 2020.

Operating Loss.  Operating loss information for the years ended December 31, 2021 and 2020 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2021	2020	Change	Total Sales – 2021	Total Sales – 2020
$(9,510)	$(8,173)	16.4%	(24.1%)	(26.7%)

Our operating loss increased $1.3 million, or 16%, during 2021 compared to 2020 on 29% higher sales due to a decrease in our gross margin of 360 basis points and increased operating expenses of $3.7 million during 2021 compared to 2020.

Interest, net.  We recorded net interest expense of $96 thousand in 2021 compared to $52 thousand in 2020.  The increase in net interest expense was primarily due to lower interest income earned from the note receivable to a third-party software developer that was collected in March 2021 and the full year impact of unused borrowing fees incurred from the Siena Credit Facility that was entered into on March 13, 2020.

Other, net.  We recorded other expense of $283 thousand in 2021 compared to other income of $56 thousand in 2020 primarily due to foreign exchange losses recorded by our UK subsidiary during 2021 compared to foreign exchange gains recorded in 2020.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic and political instability such as the Russia-Ukraine conflict.

Gain from Employee Retention Credit. We recorded a $1.5 million gain during 2021 resulting from the recognition of the employee retention credit pursuant to the CARES Act upon meeting the conditions required to claim the credit.

Gain on Forgiveness of Long-Term Debt. We recorded a $2.2 million gain in 2021 resulting from the forgiveness of the PPP Loan in July 2021.

Income Taxes.  We recorded an income tax benefit during 2021 of $2.1 million at an effective tax rate of 33.3%, compared to an income tax benefit during 2020 of $2.5 million at an effective tax rate of 31.1%.  The tax benefit recorded for 2021 included the recognition of the gain on the forgiveness of the PPP Loan which is not taxable.  The effective tax rate for 2020 included the impact of the net operating loss (“NOL”) we incurred during 2020 and was carried back to prior years.  The CARES Act enacted on March 27, 2020 permitted NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated an NOL in 2020, which we carried back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020.

Net Loss.  We reported a net loss for the year ended December 31, 2021 of $4.1 million, or $0.45 per diluted share, compared to a net loss of $5.6 million, or $0.72 per diluted share, in 2020.

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

Cash Flow
During 2021, our cash balance increased $9.1 million, or 88%, from December 31, 2020 due primarily to financing activities providing $11.5 million of cash primarily from the completion of an underwritten public offering.  We had $19.5 million in cash and cash equivalents as of December 31, 2021, of which $1.8 million was held by our UK subsidiary.

Operating activities: The following significant factors primarily affected our cash used in operating activities of $2.5 million in 2021 as compared to  cash used in operating activities of $3.5 million in 2020. During 2021:

●	We reported a net loss of $4.1 million.
●	We recorded depreciation and amortization of $1.0 million and share-based compensation expense of $1.2 million.
●	We recorded a gain of $2.2 million from the forgiveness of the PPP loan.
●	Accounts receivable increased $4.2 million, or 125%, primarily due to increased sales volume during the fourth quarter of 2021.
●	We recorded a receivable of $1.5 million for the employee retention credit that is expected to be collected during 2022.
●
Inventories decreased $3.6 million, or 32%, primarily due to the utilization of inventory on hand to fulfill sales and significantly reduced inventory purchases resulting from the supply chain disruptions caused by the COVID-19 pandemic.

●
Prepaid income taxes decreased $2.2 million due to receiving an income tax refund in 2021 related to the net operating loss reported for 2020 that was carried back to prior years as permitted by the CARES Act.

●	Other current and long-term assets decreased $0.3 million, or 23%, primarily due to reduction of a contract asset related to a long-term BOHA! sales contract completed in 2020.
●	Accounts payable increased $2.5 million, or 150%, due to inventory purchases made towards the end of the fourth quarter of 2021 to support expected 2022 sales.
●	Accrued liabilities and other liabilities increased $0.6 million, or 7%, due primarily to increased deferred revenue.

During 2020:

●	We reported a net loss of $5.6 million.
●	We recorded depreciation and amortization of $1.3 million and share-based compensation expense of $0.9 million.
●	Accounts receivable decreased $3 million, or 47%, primarily due to lower sales volume during the fourth quarter of 2020 compared to the fourth quarter of 2019 due to the pandemic.
●	Inventories decreased $0.9 million, or 7%, primarily due to the utilization of inventory on hand to fulfill sales in response to the pandemic.
●
Prepaid income taxes increased $2.2 million due to an income tax refund, subsequently received in 2021, related to the net operating loss reported for 2020 that was carried back to prior years as permitted by the CARES Act.

●
Other current and long-term assets increased $0.2 million, or 19%, due primarily to recording a contract asset related to a long-term BOHA! sales contract which was partially offset by the recognition of royalty expense that was prepaid in 2019 to a technology partner for food service technology.

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

Investing activities:  Our capital expenditures were $1.4 million and $0.7 million in 2021 and 2020, respectively.  Expenditures in 2021 were primarily related to the implementation of a new ERP system expected to be completed in early 2022, new product tooling and computer and networking equipment.  Expenditures in 2020 were primarily for new product tooling equipment, leasehold improvements at our Las Vegas facility and computer and networking equipment.  Investing activities also provided $1.6 million in 2021 upon the collection of the remaining $1.6 million note receivable balance during the first quarter of 2021 from an unaffiliated third-party software developer from whom we license our food service technology software, compared to $0.6 million of cash used in investing activities during 2020, for the issuance of a loan to the same unaffiliated third-party.

Financing activities:  Financing activities provided $11.5 million of cash during 2021 primarily from the completion of an underwritten public offering which raised net proceeds of $11.2 million, after deducting underwriting discounts, commissions and offering expenses and, to a lesser extent, proceeds of $0.4 million from stock option exercises.  These increases were partially offset by $0.1 million for the payment of withholding taxes on stock issued from our stock compensation plans and $31 thousand on the final payment of financing costs associated with our Siena Credit Facility.  During 2020, financing activities provided $11.0 million of cash primarily from the completion of an underwritten public offering which raised net proceeds of $8.7 million, after deducting underwriting discounts, commissions and offering expenses, and $2.2 million in funds received from the PPP Loan and, to a lesser extent, proceeds of $0.4 million from stock option exercises.  These increases were partially offset by the payment of $0.2 million in financing costs associated with signing our Siena Credit Facility.

Resource Sufficiency
Given the unprecedented uncertainty related to the impact of the COVID-19 pandemic on the food service and casino industries, the Company is closely monitoring its cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, the proceeds raised through the underwritten public offering during August 2021, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remain uncertain and its ultimate impact is unknown.  Further, availability under the Siena Credit Facility depends in part on inventory levels, which have been impacted and are expected to continue to be impacted by supply chain disruptions due to the COVID-19 pandemic.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021. From July 31, 2021 to December 31, 2021, we have been in compliance with our excess availability covenant.  As of December 31, 2021, we had no outstanding borrowings under the Siena Credit Facility and $5.1 million of available borrowing capacity under the Siena Credit Facility.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan with Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP which is administered by the SBA and was established under Division A, Title I of the CARES Act, enacted March 27, 2020.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent payments under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020 and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds of the PPP Loan needed to have been used for eligible payroll costs for the PPP Loan to be forgiven.

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company in favor of Berkshire Bank as a lender, was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly. The Company submitted its PPP Loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP Loan (including all interest accrued thereon) of $2.2. million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness amount to the PPP Lender, and interest that accrued during the deferment period was included in the forgiveness amount.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness of long-term debt” in the Consolidated Statement of Operations during the year ending December 31, 2021.

Stock Repurchase Program
During 2021 and 2020 we did not repurchase any shares of our common stock.

Shareholders’ Equity
Shareholders’ equity increased $8.8 million, or 29%, to $39.0 million at December 31, 2021 from $30.2 million at December 31, 2020.  The increase was primarily due to the completion of an underwritten public offering during 2021 which raised net proceeds of $11.2 million, after deducting underwriting discounts, commissions and offering expenses.  Shareholders’ equity also increased, although to a lesser extent, from share-based compensation expense related to stock awards of $1.2 million and $0.4 million from the issuance of 97,000 shares of common stock related to employee stock awards, net of relinquishments.  These increases were partially offset by a net loss of $4.1 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company are annexed to this Form 10-K as pages F-4 through F-22.  The “Report of Independent Registered Public Accounting Firm” is annexed to this Form 10-K as of page F-2.  An index to such materials appears on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021.  In the Amendment to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on November 21, 2019, we disclosed that management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting. As of December 31, 2021, management has completed the implementation of new controls, which are described below, to fully remediate these material weaknesses.  Upon completion of the remediation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2021. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO”).  In the opinion of management, TransAct maintained effective internal control over financial reporting as of December 31, 2021.

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

Material Weaknesses in Internal Control Over Financial Reporting

We identified a control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2020, 2019 and 2018 and has been fully remediated as of December 31, 2021.  The control deficiency was that we did not design and maintain effective controls over the completeness and accuracy of information included in key spreadsheets supporting our accounting records (the “Spreadsheet Control Weakness”).

This control deficiency constituted a material weakness, but did not result in a material misstatement to our annual or interim consolidated financial statements.

Remediation Efforts to Address Material Weaknesses
Beginning December 31, 2019, we commenced developing and implementing a plan to enhance the design and operating effectiveness of our internal control over financial reporting, which included taking the following steps to remediate the identified control deficiency and material weakness:

For each key spreadsheet we evaluated and determined (1) if a standard Oracle report existed containing the same information as the spreadsheet, and if so, we utilized the standard Oracle report (without modification) instead of the spreadsheet to support our accounting records, and (2) if a standard Oracle report cannot be used, we implemented a new key control whereby an employee performs a formal validation that the information from Oracle is completely and accurately transferred (automatically or manually) to a spreadsheet by verifying totals and other information on a test basis.  For all key spreadsheets, we have designed and implemented a new key control to validate the completeness and accuracy of information supporting our accounting records.  During 2020 and the first quarter of 2021, we completed the evaluation process for each key spreadsheet based on the above criteria, and during the second quarter of 2021, we completed the implementation of new key controls for all of our key spreadsheets to validate the completeness and accuracy of the information contained within and supporting each such spreadsheet.  During the second half of 2021, we completed our evaluation of the new controls for effectiveness, and the Spreadsheet Control Weakness was deemed to be remediated as of December 31, 2021.

Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth in Item 1 of this Form 10-K is certain information regarding our executive officers.  The remaining information in response to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), as applicable, under the headings, “Delinquent Section 16(a) Reports,” “Corporate Governance,” “Proposal 1: Election of Directors,” “Audit Committee Report,” “Executive Compensation – Compensation Committee Report,” “Stockholder Proposals for 2023 Annual Meeting,” “Procedures for Submitted Director Nominations and Recommendations” and “Policy Regarding Stockholder Communications with the Board of Directors,” which will be filed within 120 days after the end of the year covered by this Form 10-K and is incorporated herein by reference.

Code of Ethics
We maintain a Standards of Business Conduct and Code of Ethics (“Standards of Business Conduct”) that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller.  Our Standards of Business Conduct, which require continued observance of high ethical standards, such as honesty, integrity and compliance with the law in the conduct of our business, are available for public access on our Internet website at https://transacttech.gcs-web.com/corporate-governance.  Any person may request a copy of our Standards of Business Conduct free of charge by calling (203) 859-6800.

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

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2021 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	195,500	$9.52	–
2014 Equity Incentive Plan	1,229,080	7.97	611,652
Total	1,424,580	$8.18	611,652

In May 2014, our stockholders approved the adoption of the 2014 Equity Incentive Plan.  In May 2020, our stockholders approved an amendment to the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 1,400,000 to its current level of 2,200,000.  The Company also maintains the 2005 Equity Incentive Plan; however no new awards will be available for future issuance under this plan.  Both plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information in response to this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance-Board Leadership Structure and Independence” and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
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
10.2(x)
TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit I to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2020, File No. 000-21121).

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

10.5(x)	2014 Equity Incentive Plan Nonstatutory Stock Option Agreement (incorproated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014).

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

10.10(x)‡	Severance Agreement by and between TransAct and Andrew J. Hoffman (as amended), effective December 23, 2008.
10.11(x)‡	Second Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective April 29, 2021
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

10.19
First Amendment to Lease Agreement by and between CIP Hughes Center LLC and TransAct dated August 24, 2009 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010).

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

10.23
Second Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct Technologies dated April 30, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 13, 2021).

10.24
Loan and Security Agreement, dated as of March 13, 2020, among Siena Lending Group LLC, TransAct Technologies Incorporated and the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 22, 2020).

10.25
Amendment No. 1 To Loan and Security Agreement, dated as of July 21, 2021, among Siena Lending Group and TransAct Technologies Incorporated (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 26, 2021)

10.26†
Master License Agreement dated February 22, 2019 and amendments thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

10.27†
Master Development and License Agreement dated July 20, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

21	Subsidiaries of the Company(incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).
23.1*	Consent of Marcum LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(x)	Management contract or compensatory plan or arrangement.
*	These exhibits are filed herewith.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
‡	Furnished herewith.

(b)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(c)	Financial Statement Schedules.

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

Date: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bart C. Shuldman	Chairman of the Board and Chief Executive Officer	March 24, 2022
Bart C. Shuldman	(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer, Treasurer and Secretary	March 24, 2022
Steven A. DeMartino	(Principal Financial Officer)

/s/ David B. Peters	Vice President and Chief Accounting Officer	March 24, 2022
David B. Peters	(Principal Accounting Officer)

/s/ John M. Dillon	Director	March 24, 2022
John M. Dillon

/s/ Randall S. Friedman	Director	March 24, 2022
Randall S. Friedman

/s/ Emanuel P. N. Hilario	Director	March 24, 2022
Emanuel P. N. Hilario

/s/ Haydee Olinger	Director	March 24, 2022
Haydee Olinger

TRANSACT TECHNOLOGIES INCORPORATED

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Transact Technologies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransAct Technologies Incorporated and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

In 2020, the Company launched a new service offering related to BOHA! for one customer that bundled the BOHA! products (cloud-based SaaS software applications, hardware and after-market service) in one price payable monthly over a three-year period. During the year ended December 31, 2021, the Company recognized revenue from this contract with the customer related to this service offering in the amount of approximately $312 thousand. Judgement was required by management to identify the performance obligations in the contract and allocate the transaction price to each performance obligation.

The principal considerations for our determination that revenue recognition, specifically related to management’s identification of distinct performance obligations and the estimation of standalone selling prices related to this service offering, is a critical audit matter are that there was significant judgment by management in (1) the identification of distinct performance obligations related to this service offering, specifically the determination that one distinct performance obligation existed for point in time revenue recognition and three distinct performance obligations existed for over-time revenue recognition, (2) the estimation of the standalone selling price using market pricing conditions and other observable inputs, such as historical pricing practices, for each distinct performance obligation; (3) the determination that a significant financing component existed in the arrangement with the customer, therefore, requiring deferral of a portion of the point in time revenue to be recognized as interest income over the contract period; (4) management’s election of the accounting policy expedient to exclude sales taxes collected from customers from the transaction price in accordance with ASU 2016-12; and (5) the identification of costs incurred to obtain the contract and management’s decision to defer such costs and recognize the expense on a straight-line basis over the life of the contract. This in turn led to a high degree of auditor judgment and subjectivity in performing our audit procedures, which were designed to evaluate audit evidence related to management’s identification of distinct performance obligations within the contract with the customer related to this service offering and the judgments made by management to estimate the standalone selling prices used to allocate the transaction price to those distinct performance obligations identified. Due to this complexity, there was significant effort in performing our audit procedures to evaluate the reasonableness of management’s estimates used in the Company’s application of the accounting standard related to revenue recognition for this service offering.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the Company’s revenue recognition accounting policy resulting from its application of the accounting standard related to revenue recognition; (ii) evaluating management’s identification of distinct performance obligations in its contract with the customer; (iii) evaluating management’s process for estimating the standalone selling price which included testing the completeness and accuracy of input data used and evaluating the reasonableness of significant assumptions used by management, principally observable inputs such as historical pricing practices; and (iv) evaluation of the accuracy of management’s allocation of the transaction price to the performance obligations contained within the related contract with the customer.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

Hartford, Connecticut
March 24, 2022

TRANSACT TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$19,457	$10,359
Accounts receivable, net	7,593	3,377
Employee retention credit receivable	1,500	–
Note receivable	–	100
Inventories	7,720	11,286
Prepaid income taxes	137	2,409
Other current assets	738	644
Total current assets	37,145	28,175

Fixed assets, net	2,684	1,950
Notes receivable, net of current portion	–	1,584
Right-of-use asset	2,553	3,618
Goodwill	2,621	2,621
Deferred tax assets	5,141	2,939
Intangible assets, net	397	583
Other assets	400	777
	13,796	14,072
Total assets	$50,941	$42,247

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,308	$1,691
Accrued liabilities	3,894	3,665
Lease liability	789	837
Deferred revenue	805	504
Total current liabilities	9,796	6,697

Long-term debt	–	2,173
Deferred revenue, net of current portion	186	111
Lease liability, net of current portion	1,781	2,864
Other liabilities	187	166
	2,154	5,314
Total liabilities	11,950	12,011

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2021 and 2020; 13,917,731 and 12,976,227 shares issued; 9,872,889 and 8,931,385 shares outstanding, at December 31, 2021 and 2020, respectively	139	130
Additional paid-in capital	55,246	42,536
Retained earnings	15,573	19,718
Accumulated other comprehensive income (loss), net of tax	143	(38)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	38,991	30,236
Total liabilities and shareholders’ equity	$50,941	$42,247

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020

Net sales	$39,386	$30,595
Cost of sales	24,137	17,666

Gross profit	15,249	12,929

Operating expenses:
Engineering, design and product development	7,475	5,703
Selling and marketing	7,658	6,144
General and administrative	9,626	9,255
	24,759	21,102

Operating loss	(9,510)	(8,173)
Interest and other income (expense):
Interest expense	(157)	(130)
Interest income	61	78
Other, net	(283)	56
Gain from employee retention credit	1,500	–
Gain on forgiveness of long-term debt	2,173	–
	3,294	4

Loss before income taxes	(6,216)	(8,169)
Income tax benefit	2,071	2,539
Net loss	$(4,145)	$(5,630)

Net loss per common share:
Basic	$(0.45)	$(0.72)
Diluted	$(0.45)	$(0.72)

Shares used in per-share calculation:
Basic	9,298	7,827
Diluted	9,298	7,827

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(4,145)	$(5,630)
Foreign currency translation adjustment, net of tax	181	(7)

Comprehensive loss	$(3,964)	$(5,637)

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, January 1, 2020	7,470,248	$115	$32,604	$25,348	$(32,110)	$(31)	$25,926
Issuance of common stock from exercise of stock options	62,500	1	374	–	–	–	375
Issuance of common stock on restricted stock units	32,725	–	–	–	–	–	–
Issuance of common stock, net of issuance cost	1,380,000	14	8,723	–	–	–	8,737
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(14,088)	–	(41)	–	–	–	(41)
Share-based compensation expense	–	–	876	–	–	–	876
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(7)	(7)
Net loss	–	–	–	(5,630)	–	–	(5,630)
Balance, December 31, 2020	8,931,385	130	42,536	19,718	(32,110)	(38)	30,236
Issuance of common stock from exercise of stock options	97,000	–	436	–	–	–	436
Issuance of common stock on restricted stock units	50,525	–	–	–	–	–	–
Issuance of common stock, net of issuance cost	842,375	9	11,201	–	–	–	11,210
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(48,396)	–	(133)	–	–	–	(133)
Share-based compensation expense	–	–	1,206	–	–	–	1,206
Foreign currency translation adjustment, net of tax	–	–	–	–	–	181	181
Net loss	–	–	–	(4,145)	–	–	(4,145)
Balance, December 31, 2021	9,872,889	$139	$55,246	$15,573	$(32,110)	$143	$38,991

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,145)	$(5,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,206	876
Depreciation and amortization	957	1,342
Deferred income tax benefit	(2,150)	(367)
Loss on the sale of fixed assets	9	–
Foreign currency transaction losses (gains)	272	(58)
Gain on forgiveness of long-term debt	(2,173)	–
Changes in operating assets and liabilities:
Accounts receivable	(4,217)	2,975
Employee retention credit receivable	(1,500)	–
Inventories	3,573	876
Prepaid income taxes	2,210	(2,226)
Other current and long-term assets	322	(198)
Accounts payable	2,534	(1,276)
Accrued liabilities and other liabilities	592	176
Net cash used in operating activities	(2,510)	(3,510)

Cash flows from investing activities:
Capital expenditures	(1,384)	(744)
Proceeds from the sale of fixed assets	8	–
Collection (issuance) of note receivable	1,598	(600)
Net cash provided by (used in) investing activities	222	(1,344)

Cash flows from financing activities:
Revolving credit line borrowings	–	2,756
Revolving credit line payments	–	(2,756)
Long-term debt borrowings	–	2,173
Proceeds from stock option exercises	436	375
Proceeds from the issuance of common stock	12,214	9,798
Payment of common stock issuance costs	(1,014)	(1,061)
Withholding taxes paid on stock issuance	(133)	(41)
Payment of bank financing costs	(31)	(213)
Net cash provided by financing activities	11,472	11,031

Effect of exchange rate changes on cash and cash equivalents	(86)	(21)

Increase in cash and cash equivalents	9,098	6,156
Cash and cash equivalents, beginning of period	10,359	4,203
Cash and cash equivalents, end of period	$19,457	$10,359

Supplemental cash flow information:
Interest paid	$76	$64
Income taxes paid	57	46
Non-cash capital expenditure items	82	25

See accompanying notes to Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (together with its subsidiaries, “TransAct,” the “Company,” “we,” “us,” or “our”), which has its headquarters in Hamden, Connecticut and its primary operating facility in Ithaca, New York, operates in one operating segment: software-driven technology and printing solutions for high growth markets including food service technology, casino and gaming and POS automation markets.  Our solutions are designed from the ground up based on market and customer requirements and are sold under the BOHA!TM, AccuDate™, Epic, Ithaca®, EPICENTRAL and Printrex® product brands.  We sell our products to original equipment manufacturers, value-added resellers, select distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products.  We also generate revenue from the after-market side of the business, providing printer and terminal service, consumables and spare parts in addition to revenue from our two software solutions; (i) our line of BOHA! software applications used to automate the back-of-house operations of restaurants, convenience stores and food service operators and (ii) the EPICENTRAL Print System (“EPICENTRAL”), that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.

Impact of the COVID-19 Pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in Thailand and China.  While we began to experience a modest recovery starting in the second half of 2020 into 2021 and expect this recovery to continue during 2022, the exact timing and pace of recovery are unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  In light of this uncertainty, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during 2021.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

Balance Sheet, Cash Flow and Liquidity. In addition to the expense management actions implemented during 2020, we took the following actions to increase liquidity and strengthen our financial position.

●
Public Offering – On October 16, 2020 and August 16, 2021, the Company raised net proceeds of $8.7 million and $11.2 million (including the exercise of the underwriters overallotment options on October 16, 2020 and August 20, 2021), respectively, after deducting underwriting discounts, commissions and offering expenses, through underwritten public offerings and sold an aggregate of 1,380,000 and 842,375 shares of common stock, respectively.

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which enabled us to return employees we furloughed earlier in 2020 to full time employment and to restore employees to full pay following certain pay cuts.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.  See Note 9 for further details regarding the PPP Loan.

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 and recorded $1.5 million as “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and the related receivable as “Employee retention credit receivable” in the Consolidated Balance Sheets as of December 31, 2021.  We expect to receive these funds during 2022.

●	New Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020 and gradually increased expenses during 2021 as our sales improved.

We may further modify or supplement the expense management measures we have implemented and the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops and supply chains normalize.

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

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants remain open and consumer traffic continues to gradually increase during 2022, but that many casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to labor shortages and supply issues caused by the pandemic.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology may continue to be negatively impacted for the foreseeable future.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity if necessary. These actions may include additional expense reductions and capital raising activities.

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

We may lose our status as a smaller reporting company on the last day of the fiscal year in which (i) our public float exceeds $250 million as of the last day of the second fiscal quarter or (ii) if we have more than $100 million in annual revenues and (a) have no public float or (b) have a public float more than $700 million.

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

The following table summarizes the activity recorded in the valuation account for accounts receivable:

	Year Ended December 31,
(In thousands)	2021	2020
Balance, beginning of period	$220	$221
Additions charged to costs and expenses	–	1
Deductions	(1)	(2)
Balance, end of period	$219	$220

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

Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five years to ten years; and computer software and equipment is three years to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $0.7 million and $1.0 million in 2021 and 2020, respectively.

Leases: We account for leases in accordance with ASC 842, “Leases” (“ASC 842”), which requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less are accounted for based on existing guidance for operating leases.  If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risks and rewards or control, the lease is treated as operating.

We have elected certain practical expedients available under ASC 842 upon adoption. We have applied the practical expedient for short-term leases. We have lease agreements that include lease and non-lease components, and we have not elected the practical expedients to combine these components for any of our leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. We determine if an arrangement contains a lease at inception. Our leases are included in “Right-of-use asset” and “Lease liability” in our Consolidated Balance Sheets.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. On February 28, 2020, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in recording an additional right-of-use-asset and lease liability of $1.5 million.  The lease, which was last amended on January 14, 2016, was scheduled to expire on May 31, 2021.  The lease amendment provides for an extension of the lease for four additional years from June 1, 2021 to May 31, 2025.  On April 30, 2021, we entered into an amendment to modify the expiration date of our lease on our Hamden, CT facility.  The lease, which was last amended on January 3, 2017, was scheduled to expire on April 30, 2027.  The lease amendment modified the expiration date to October 31, 2025.  The modification resulted in reducing the right-of-use-asset and lease liability by $0.3 million.  Lease expense is recognized on a straight-line basis over the lease term.  As most of our leases do not provide an implicit rate, the Company determines its incremental borrowing rate by using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Our lease right of use asset excludes lease incentives. Our leases have remaining lease terms of one year to five years, some of which include options to extend.  The exercise of lease renewal options is at our sole discretion and our lease right of use assets and liabilities reflect only the options we are reasonably certain that we will exercise. Lease expense is recognized on a straight-line basis over the lease term.

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

As of December 31, 2021, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2021 when our annual review for impairment was performed.

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

For a majority of our revenue, which consists of printers, terminals, consumables, and replacement parts, the Company recognizes revenue as of a point of time.  The transaction price is recognized upon shipment of the order when control of the goods is transferred to the customer and at the time the performance obligation is fulfilled.  We also sell a software solution in our casino and gaming market, EPICENTRAL, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  EPICENTRAL is primarily comprised of both a software component, which is licensed to the customer, and a hardware component.  EPICENTRAL software and hardware are integrated to deliver the system’s full functionality.  The transaction prices from EPICENTRAL software license and hardware are recognized upon installation and formal acceptance by the customer when control of the license is transferred to the customer.  For out-of-warranty repairs, the transaction price is recognized after the repair work is completed and the printer or terminal is returned to the customer, as control of the product is transferred to the customer and our performance obligation is completed.

Performance obligations are satisfied over time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and we have a contractual right to payment.  For our separately priced extended warranty, BOHA! cloud-based software applications, technical support for our food service technology terminals and maintenance agreements (including free one-year maintenance received by customers upon completion of EPICENTRAL installation) revenue is recognized over time as the customer receives the benefit.  The transaction price from the maintenance services is recognized ratably over time, using output methods, as control of the services is transferred to the customer.  Our cloud-based BOHA! software allows customers to use hosted software over the contract period on a subscription basis without taking possession of the software and the subscription price is recognized ratably over the contract period.  For extended warranties, the transaction price is recognized ratably over the warranty period, using output methods, as control of the services is transferred to the customer.

When there is more than one performance obligation in a customer arrangement, the Company typically uses the “standalone selling price” method to determine the transaction price to allocate to each performance obligation. The Company sells the performance obligations separately and has established standalone selling prices for its products and services. In the case of an overall price discount, the discount is applied to each performance obligation proportionately based on standalone selling price. To determine the standalone selling price for initial EPICENTRAL installations, the Company uses the adjusted market assessment approach.

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

	Year Ended December 31, 2021
(In thousands)	United States	International	Total
Food service technology	$11,738	$887	$12,625
POS automation	4,817	8	4,825
Casino and gaming	10,173	5,129	15,302
Printrex	171	460	631
TransAct Services Group	5,501	502	6,003
Total net sales	$32,400	$6,986	$39,386

	Year Ended December 31, 2020
(In thousands)	United States	International	Total
Food service technology	$6,956	$778	$7,734
POS automation	3,763	7	3,770
Casino and gaming	6,852	4,127	10,979
Lottery	817	–	817
Printrex	83	217	300
TransAct Services Group	6,262	733	6,995
Total net sales	$24,733	$5,862	$30,595

Contract balances
Contract assets consist of unbilled receivables.  Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced. An unbilled receivable is recorded to reflect revenue that is recognized when such revenue exceeds the amount invoiced to the customer. Unbilled receivables are separated into current and non-current assets and included within “Accounts Receivable” and “Other Non-Current Assets” on the Consolidated Balance Sheets.  We first recorded contract assets during 2020 upon the start of a long-term BOHA! contract.

Contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  The increase in current and non-current deferred revenue in 2021 compared to 2020 was primarily due to increased BOHA! software subscriptions and increased extended warranty contracts on our BOHA! hardware products.  During the year ended December 31, 2021, we recognized revenue of $0.7 million related to our contract liabilities as of December 31, 2020.

Net contract (liabilities) assets consist of the following:

	December 31,
(In thousands)	2021	2020
Unbilled receivables, current	$314	$290
Unbilled receivables, non-current	308	591
Customer pre-payments	(99)	(216)
Deferred revenue, current	(805)	(504)
Deferred revenue, non-current	(186)	(111)
Net contract (liabilities) assets	$(468)	$50

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.5 million.  The Company expects to recognize revenue on $10.1 million of our remaining performance obligations within the next 12 months and $0.4 million within the next 24 months.

Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable were as follows:

	December 31,
	2021	2020
Chain Link Services	10%	–
International Gaming Technology (“IGT”)	3%	11%
NCR Corporation	11%	2%

Sales to customers representing 10% or more of total net sales were as follows:

	December 31,
	2021	2020
IGT	9%	15%

Warranty: We generally warrant our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability:

	December 31,
(In thousands)	2021	2020
Balance, beginning of period	$140	$215
Warranties issued	44	56
Warranty settlements	(83)	(131)
Balance, end of period	$101	$140

$79 thousand and $112 thousand of the accrued product warranty liability was classified as current in Accrued liabilities at December 31, 2021 and 2020, respectively.  The remaining $22 thousand and $28 thousand of the accrued product warranty liability as of December 31, 2021 and 2020, respectively, was classified as long-term in Other liabilities.

Engineering, design and product development: Engineering, design and product development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $7.5 million and $5.7 million of research and development expenses in 2021 and 2020, respectively.

Costs incurred in the engineering, design and product development of a computer software product are charged to expense until technological feasibility has been established, at which point all material software costs are capitalized within Intangible assets in our Consolidated Balance Sheet until the product is available for general release to customers.  While judgment is required in determining when technological feasibility of a product is established, we have determined that it is reached after all high-risk development issues have been documented in a formal detailed plan design.  The amortization of these costs have been included in cost of sales over the estimated life of the product.  During 2019, we contracted several third-parties to develop software for our food service technology products, the cost for which we capitalized.  Unamortized development costs for such software were $396 thousand as of December 31, 2021.  The total amount charged to cost of sales for capitalized software development costs was $154 thousand and $153 thousand in 2021 and 2020, respectively.

Advertising: Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations, for 2021 and 2020 totaled $1.8 million and $0.7 million, respectively. These expenses include items such as consulting and professional services, tradeshows, and print advertising.

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

Foreign currency translation: The financial position and results of operations of our foreign subsidiary in the UK are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated into U.S. dollars at the year-end exchange rate, related sales and expenses have been translated at the exchange rate as of the date the transaction was recognized, and shareholders’ equity has been translated at historical exchange rates.  The resulting translation gains or losses, net of tax, are recorded in shareholders’ equity as a cumulative translation adjustment, which is a component of accumulated other comprehensive income and loss.  Foreign currency transaction gains and losses, including those related to intercompany balances, are recognized in Other, net on the Consolidated Statements of Operations.

Share-based payments: At December 31, 2021, we have share-based employee compensation plans, which are described more fully in Note 10 - Stock incentive plans.  We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price.  Many of these assumptions require judgment and are highly sensitive in the determination of compensation expense.  Forfeitures are recognized as they occur.

Net loss per share: We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of diluted EPS.  See Note 12 - Earnings per share.

3. Note receivable

The note receivable balance relates to loans given to a third-party software developer from whom we license our food service technology software with an interest rate of 4.5%, which were originally due in April 2020.  In March 2021, we received payment in the amount of $1.6 million representing the remaining principal balance and interest due from the third-party.  Prior to the payment being received, notes receivable were stated at unpaid principal balances and interest income was recognized on the accrual method.  Interest income for 2021 and 2020 was $17 thousand and $67 thousand, respectively.

4. Inventories

The components of inventories are:

	December 31,
(In thousands)	2021	2020
Raw materials and purchased component parts	$6,479	$5,467
Work-in-process	11	–
Finished goods	1,230	5,819
	$7,720	$11,286

5. Fixed assets, net

The components of fixed assets, net are:

	December 31,
(In thousands)	2021	2020
Tooling, machinery and equipment	$6,694	$9,508
Furniture and office equipment	1,660	1,706
Computer software and equipment	6,973	7,364
Leasehold improvements	2,872	2,873
	18,199	21,451
Less: Accumulated depreciation and amortization	(16,736)	(19,979)
	1,463	1,472
Construction in-process	1,221	478
	$2,684	$1,950

6. Intangible assets, net

Identifiable intangible assets are recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2021		2020
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,591	$(1,195)	$2,526	$(1,975)
Customer relationships	–	–	1,300	(1,300)
Trademark	–	–	480	(450)
Covenant not to compete	–	–	146	(146)
Patents	15	(14)	56	(54)
Other	–	–	80	(80)
Total	$1,606	$(1,209)	$4,588	$(4,005)

Amortization expense was $186 thousand and $234 thousand in 2021 and 2020, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $155 thousand in 2022; $154 thousand in 2023; $88 thousand in 2024; and none thereafter.

7. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2021	2020
Salaries and compensation related	$2,854	$2,328
Warranty	79	112
Professional and consulting	285	257
Other	676	968
	$3,894	$3,665

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of the month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions were $312 thousand and $270 thousand in 2021 and 2020, respectively.

9. Borrowings

On March 13, 2020, we entered into a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  We have been in compliance with our excess availability covenant each month since July 31, 2021, and as of  December 31, 2021 and 2020, we had no outstanding borrowings under the Siena Credit Facility and $5.1 million of borrowing capacity available under the Siena Credit Facility as of December 31, 2021.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.  Under the terms of the PPP, the PPP Loan may be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds from the PPP Loan needed to have been used for eligible payroll costs for the PPP Loan to be forgiven.

The PPP Loan, which was evidenced by a Note dated the Loan Date issued by the Company (the “Note”) in favor of Berkshire Bank, as lender (the “PPP Lender”), was scheduled to mature on May 1, 2022 and had a fixed interest rate of 1.0% per annum, accruing from the Loan Date and payable monthly.  The Company submitted its PPP Loan forgiveness application in May 2021 to the SBA through Berkshire Bank and submitted the related loan necessity questionnaire in June 2021.  On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP Loan (including all interest accrued thereon) of $2.2 million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  No payments were due on the PPP Loan for six months from the date of first disbursement, and because a loan forgiveness application was submitted to the SBA within 10 months after the end of the covered period, no payments were due until the date on which the SBA remitted the loan forgiveness  amount to the PPP Lender and interest accrued during the deferment period was included in the forgiveness amount.  The Note was unsecured and guaranteed by the SBA.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness of long-term debt” in the Consolidated Statement of Operations during the year ended December 31, 2021.

10. Stock incentive plans

Stock incentive plans.  We currently have two stock incentive plans: the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two-year to five-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards may be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, as amended in May 2020, we are authorized to grant awards of up to 2,200,000 shares of TransAct common stock.  At December 31, 2021, 611,652 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2021 and 2020 was $5.41 and $3.19, respectively.  We also issued restricted stock units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted stock units was $10.27 and $9.77 in 2021 and 2020, respectively.

The table below indicates the key assumptions used in the option valuation calculations for options granted in 2021 and 2020 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	December 31,
	2021	2020
Expected option term (in years)	6.9	7.0
Expected volatility	50.5%	41.7%
Risk-free interest rate	1.2%	0.9%
Dividend yield	0.0%	0.0%

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

For 2021 and 2020, we recorded $1.2 million and $0.9 million of share-based compensation expense, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $265 thousand and $193 thousand in 2021 and 2020, respectively, related to such share-based compensation.  At December 31, 2021, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Equity award activity in the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan is summarized below:

	Stock Options		Restricted Stock Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2020	1,287,605	$8.98	110,550	$10.30
Granted	153,000	10.55	95,200	10.27
Exercised	(97,000)	8.47	(50,525)	10.29
Forfeited	(45,750)	8.87	–	–
Expired	(28,500)	10.22	–	–
Outstanding at December 31, 2021	1,269,355	$9.18	155,225	$10.28

*	weighted average exercise price per share
**	weighted average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2021:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	1,269,355	$9.18	$2,662	5.6	856,723	$9.00	$1,982	4.1
Restricted stock units	132,518	–	1,444	2.2	–	–	–	–

*	weighted average exercise price per share
**	weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2021, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $2.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

The total fair value of awards vested was $1.7 million during both the years ended December 31, 2021 and 2020.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2021 and 2020 was $268 thousand and $174 thousand, respectively, and cash received from option exercises was $436 thousand and $375 thousand in 2021 and 2020, respectively.  97,000 and 62,500 stock options were exercised during the year ended December 31, 2021 and 2020, respectively.  We recorded a realized tax provision in 2021 and 2020 from equity-based awards of $35 thousand and $14 thousand, respectively, related to options exercised.

11. Income taxes

The components of the income tax benefit are as follows:

	December 31,
(In thousands)	2021	2020
Current:
Federal	$26	$(2,141)
State	51	17
Foreign	2	(48)
	79	(2,172)
Deferred:
Federal	(2,086)	(483)
State	(62)	(36)
Foreign	(2)	152
	(2,150)	(367)
Income tax benefit	$(2,071)	$(2,539)

Our effective tax rates were 33.3% and 31.1% for 2021 and 2020, respectively.  The tax benefit recorded for 2021 included the recognition of the gain on the forgiveness of the PPP Loan which is not taxable.  The effective tax rate for 2020 included the impact of the net operating loss (“NOL”) that we carried back to prior years.  The CARES Act permits NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  We generated a NOL for 2020 which was carried back to tax years that had a federal statutory tax rate of 34% compared to 21% in 2020 and resulted in a tax refund of $2.2 million that was received in October 2021 causing a significant reduction in prepaid income taxes at December 31, 2021 compared to December 31, 2020.

At December 31, 2021, we have $2.0 million of federal net operating loss carryforwards and $78 thousand of state net operating loss carryforwards, $901 thousand in R&D credit carryforwards, and no state tax credit carryforwards.  Foreign loss before taxes was $404 thousand and $468 thousand in 2021 and 2020, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Federal net operating losses	$1,976	$–
Foreign net operating losses	624	563
Depreciation	306	302
Inventory reserves	710	719
Deferred revenue	24	47
Warranty reserve	22	31
Stock compensation expense	796	731
Other accrued compensation	308	388
R&D credit carryforward	901	460
Other liabilities and reserves	250	394
Gross deferred tax assets	5,917	3,635
Valuation allowance	(733)	(659)
Net deferred tax assets	5,184	2,976

Deferred tax liabilities:
Other	43	37
Net deferred tax liabilities	43	37
Total net deferred tax assets	$5,141	$2,939

As of December 31, 2021, a valuation allowance of $733 thousand has been established for foreign net operating loss carryforwards that are not expected to be used. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2021	2020
Balance, beginning of period	$659	$444
Additions charged to income tax provision	74	215
Balance, end of period	$733	$659

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2021	2020

Federal statutory rate	21.0%	21.0%
PPP loan forgiveness	7.4	–
R&D credit	7.1	4.2
Stock award excess tax benefit	0.3	(0.3)
State income taxes, net of federal income taxes	0.1	0.2
U.S. corporate tax rate change	–	9.5
Business meals and entertainment	(0.2)	0.1
Miscellaneous permanent items	(0.3)	–
Uncertain tax positions	(0.4)	(0.2)
Stock option cancellations	(0.6)	(0.5)
Valuation allowance and tax accruals	(1.2)	(2.6)
Other	0.1	(0.3)
Effective tax rate	33.3%	31.1%

We had $144 thousand and $121 thousand of total gross unrecognized tax benefits at December 31, 2021 and 2020, respectively that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2021	2020
Balance, beginning of period	$121	$107
Tax positions taken during the current period	47	41
Lapse of statute of limitations	(24)	(27)
Balance, end of period	$144	$121

We expect $28 thousand of the $144 thousand of unrecognized tax benefits will reverse in 2022 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  We have accrued interest and penalties related to uncertain tax positions of $20 thousand and $19 thousand as of December 31, 2021 and 2020, respectively.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2017.  However, our federal tax returns for the years 2018 through 2021 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

12. Earnings per share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(4,145)	$(5,630)

Shares:
Basic: Weighted average common shares outstanding	9,298	7,827
Add: Dilutive effect of outstanding equity awards as determined by the treasury stock method	–	–
Diluted: Weighted average common and common equivalent shares outstanding	9,298	7,827

Net loss per common share:
Basic	$(0.45)	$(0.72)
Diluted	(0.45)	(0.72)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Furthermore, in periods when a net loss is reported, such as 2021 and 2020, basic and diluted net loss per common share are calculated using the same method.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 391,000 and 1,284,000 at December 31, 2021 and 2020, respectively.

13. Stock repurchase program

We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During 2021 and 2020, we did not repurchase any shares of our common stock.  From January 1, 2005 through December 31, 2019, we repurchased a total of 4,044,842 shares of common stock for $32.1 million, at an average price of $7.94 per share.

14. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Year Ended December 31,
(In thousands)	2021	2020
Net sales:
United States	$32,400	$24,733
International	6,986	5,862
Total	$39,386	$30,595

Fixed assets, net:
United States	$1,770	$1,079
International	914	871
Total	$2,684	$1,950

Sales to international customers were 18% and 19% of total sales in 2021 and 2020, respectively.  Sales to Europe represented 53% and 45%, sales to the Pacific Rim (which includes Australia and Asia) represented 35% and 45%, and sales to Canada represented 11% and 8%  of total international sales in 2021 and 2020, respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the UK as well as our contract manufacturers in China, Thailand, Malaysia and Mexico.

15. Leases

Operating lease expense was $1.0 million for both years ended December 31, 2021 and 2020 and is reported as “Cost of sales,” “Engineering, design and product development expense,” “Selling and marketing expense,” and “General and administrative expense” in the Consolidated Statements of Operations.  Operating costs include short-term lease costs, which were immaterial during the period.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Operating cash outflows from leases	$982	$1,040

The following summarizes additional information related to our leases as of December 31, 2021:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years)	3.5	4.9
Weighted average discount rate	4.4%	4.1%

The maturity of the Company’s operating lease liabilities as of December 31, 2021 are as follows (in thousands):

December 31, 2021
2022	$886
2023	721
2024	721
2025	426
2026	23
Total undiscounted lease payments	2,777
Less imputed interest	207
Total lease liabilities	$2,570

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2021 and 2020 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2021:
Net sales	$8,301	$9,325	$10,637	$11,123
Gross profit	3,189	3,325	4,317	4,418
Net (loss) income	(2,206)	(2,114)	910	(735)
Net (loss) income per common share:
Basic	(0.25)	(0.24)	0.10	(0.07)
Diluted	(0.25)	(0.24)	0.09	(0.07)

2020:
Net sales	$10,247	$5,285	$7,300	$7,763
Gross profit	4,918	2,290	3,349	2,372
Net loss	(992)	(1,853)	(867)	(1,918)
Net loss per common share:
Basic	(0.13)	(0.25)	(0.11)	(0.22)
Diluted	(0.13)	(0.25)	(0.11)	(0.22)

17. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.