Form 10-Q
period 2022-03-31
TRANSACT TECHNOLOGIES INC
filed 2022-05-16
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022
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

As of April 30, 2022, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 9,910,008.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2022	December 31, 2021
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$11,994	$19,457
Accounts receivable, net	6,882	7,593
Employee retention credit receivable	1,500	1,500
Inventories	9,048	7,720
Prepaid income taxes	142	137
Other current assets	1,579	738
Total current assets	31,145	37,145

Fixed assets, net of accumulated depreciation of $16,898 and $16,736, respectively	3,100	2,684
Right-of-use asset	2,349	2,553
Goodwill	2,621	2,621
Deferred tax assets	6,402	5,141
Intangible assets, net of accumulated amortization of $1,248 and $1,209, respectively	358	397
Other assets	308	400
	15,138	13,796
Total assets	$46,283	$50,941

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$3,997	$4,308
Accrued liabilities	3,631	3,894
Lease liability	744	789
Deferred revenue	823	805
Total current liabilities	9,195	9,796

Deferred revenue, net of current portion	171	186
Lease liability, net of current portion	1,617	1,781
Other liabilities	187	187
	1,975	2,154
Total liabilities	11,170	11,950

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,954,850 and 13,917,731 shares issued, respectively; 9,910,008 and 9,872,889 shares outstanding, respectively	139	139
Additional paid-in capital	55,423	55,246
Retained earnings	11,560	15,573
Accumulated other comprehensive income, net of tax	101	143
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	35,113	38,991
Total liabilities and shareholders’ equity	$46,283	$50,941

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)

Net sales	$9,702	$8,301
Cost of sales	6,708	5,112
Gross profit	2,994	3,189

Operating expenses:
Engineering, design and product development	2,283	1,803
Selling and marketing	2,683	1,443
General and administrative	3,204	2,609
	8,170	5,855

Operating loss	(5,176)	(2,666)

Interest and other expense:
Interest, net	(64)	(13)
Other, net	(35)	(83)
	(99)	(96)

Loss before income taxes	(5,275)	(2,762)
Income tax benefit	1,262	556
Net loss	$(4,013)	$(2,206)

Net loss per common share:
Basic	$(0.41)	$(0.25)
Diluted	$(0.41)	$(0.25)

Shares used in per-share calculation:
Basic	9,886	8,948
Diluted	9,886	8,948

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)

Net loss	$(4,013)	$(2,206)
Foreign currency translation adjustment, net of tax	(42)	53
Comprehensive loss	$(4,055)	$(2,153)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,013)	$(2,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	296	264
Depreciation and amortization	228	240
Deferred income taxes	(1,262)	(555)
Gain on the sale of fixed assets	–	(8)
Foreign currency transaction losses	35	90
Changes in operating assets and liabilities:
Accounts receivable	680	(1,330)
Inventories	(1,344)	1,309
Prepaid income taxes	(5)	(2)
Other current and long-term assets	(773)	(103)
Accounts payable	(400)	227
Accrued liabilities and other liabilities	(261)	(1,020)
Net cash used in operating activities	(6,819)	(3,094)

Cash flows from investing activities:
Capital expenditures	(496)	(68)
Proceeds from the sale of fixed assets	–	8
Collection of note receivable	–	1,598
Net cash (used in) provided by investing activities	(496)	1,538

Cash flows from financing activities:
Proceeds from stock option exercises	–	91
Withholding taxes paid on stock issuances	(119)	(75)
Payment of bank financing costs	–	(31)
Net cash used in financing activities	(119)	(15)

Effect of exchange rate changes on cash and cash equivalents	(29)	(60)

Decrease in cash and cash equivalents	(7,463)	(1,631)
Cash and cash equivalents, beginning of period	19,457	10,359
Cash and cash equivalents, end of period	$11,994	$8,728

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$174	$27

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Equity beginning balance	$38,991	$30,236

Common stock
Balance, beginning and end of period	139	130

Additional paid-in capital
Balance, beginning of period	55,246	42,536
Share-based compensation expense	296	264
Issuance of shares from exercise of stock options	–	91
Relinquishment of stock awards to pay for withholding taxes	(119)	(75)
Balance, end of period	55,423	42,816

Retained earnings
Balance, beginning of period	15,573	19,718
Net loss	(4,013)	(2,206)
Balance, end of period	11,560	17,512

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive income (loss)
Balance, beginning of period	143	(38)
Foreign currency translation adjustment, net of tax	(42)	53
Balance, end of period	101	15

Equity ending balance	$35,113	$28,363

Supplemental share information
Issuance of shares from stock awards	63	65
Relinquishment of stock awards to pay withholding taxes	26	31

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The financial position and results of operations of our U.K. subsidiary are measured using local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end-of-period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive income, net of tax” in the Condensed Consolidated Balance Sheets and “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Operations.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Impact of the COVID-19 Pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in Thailand and China.  Our inventory levels decreased significantly during 2021 due to these supply chain disruptions, and although we have been able to increase inventory levels during the first quarter of 2022, continuing delays and further disruptions have led to an increased backlog, including increased freight costs, and have impacted our ability to deliver products to our customers on time or at all.  While we began to experience a modest recovery starting in the second half of 2020 and continuing into 2021, the recovery slowed again in the first quarter of 2022 due to a resurgence of the Omicron variant.   We again are beginning to see the recovery resume in the second quarter of 2022 which we expect to continue during the remainder of 2022, though the exact timing and pace of recovery are unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that our customers have already experienced and may continue to experience.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; however, the length and ultimate severity of the reduction in demand due to the pandemic remains uncertain.

Balance Sheet, Cash Flow and Liquidity. We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic:
●
Public Offering – On October 16, 2020 and August 16, 2021, the Company raised net proceeds of $8.7 million and $11.2 million (including the exercise of the underwriters’ overallotment options on October 16, 2020 and August 20, 2021), respectively, after deducting underwriting discounts, commissions and offering expenses, through underwritten public offerings in which we sold an aggregate of 1,380,000 and 842,375 shares of common stock, respectively.

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.  See Note 5 for further details regarding the PPP Loan.

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 as a $1.5 million “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and recorded a $1.5 million “Employee retention credit receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.  We expect to receive these funds during 2022.

●
Credit Facility – On March 13, 2020, we entered into a credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.  See Note 5 for further details regarding this facility.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020 and gradually increased expenses during 2021 as our sales improved.

We are planning to implement additional expense management measures starting in the second quarter of 2022 to those implemented in 2020 and 2021, but no definitive plans are yet finalized.  In addition to the planned expense management actions, we may also further modify or supplement the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops and supply chains normalize.

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

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants remain open and consumer traffic continues to increase during 2022, but that casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to labor shortages and supply issues caused by the pandemic.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology may continue to be negatively impacted for the foreseeable future.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity, if necessary. These actions may include additional expense reductions and capital raising activities.

In addition, the presentation of the accompanying unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, share-based compensation and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could differ from those estimates used.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2022			2021
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$1,946	$184	$2,130	$2,564	$183	$2,747
POS automation	1,300	–	1,300	1,160	4	1,164
Casino and gaming	2,788	1,974	4,762	1,964	901	2,865
Printrex	–	–	–	27	132	159
Transact Services Group	1,068	442	1,510	1,280	86	1,366
Total net sales	$7,102	$2,600	$9,702	$6,995	$1,306	$8,301

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL® maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2022, we recognized revenue of $0.4 million related to our contract liabilities at December 31, 2021. Total net contract liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Unbilled receivables, current	$329	$314
Unbilled receivables, non-current	253	308
Customer pre-payments	(253)	(99)
Deferred revenue, current	(823)	(805)
Deferred revenue, non-current	(171)	(186)
Total net contract liabilities	$(665)	$(468)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2022, the aggregate amount of transaction prices allocated to remaining performance obligations was $13.6 million.  The Company expects to recognize revenue of $13.2 million of its remaining performance obligations within the next 12 months following March 31, 2022, $0.3 million within the next 24 months and the balance of these remaining performance obligations recognized within the next 36 months.

3. Inventories

The components of inventories were:

	March 31, 2022	December 31, 2021
	(In thousands)

Raw materials and purchased component parts	$7,456	$6,479
Work-in-process	–	11
Finished goods	1,592	1,230
	$9,048	$7,720

4. Accrued product warranty liability

We generally provide warranties on our hardware products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Balance, beginning of period	$101	$140
Warranties issued	6	5
Warranty settlements	(17)	(29)
Balance, end of period	$90	$116

As of March 31, 2022, $72 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $18 thousand was classified as non-current in “Other liabilities”.

5. Debt

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

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory. The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  During the first quarter of 2022, we have been in compliance with our excess availability covenant, and as of March 31, 2022, we had no outstanding borrowings under the Siena Credit Facility and $3.5 million of borrowing capacity available under the Siena Credit Facility.

On May 1, 2020 (the “Loan Date”), the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds from the PPP Loan were required to be used for eligible payroll costs for the PPP Loan to be forgiven.

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

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net loss	$(4,013)	$(2,206)

Shares:
Basic: Weighted average common shares outstanding	9,886	8,948
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–
Diluted: Weighted average common and common equivalent shares outstanding	9,886	8,948

Net loss per common share:
Basic	$(0.41)	$(0.25)
Diluted	$(0.41)	$(0.25)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three months ended March 31, 2022 and 2021, there were 943 thousand and 705 thousand, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Furthermore, in  periods when a net loss is reported, such as the three months ended March 31, 2022 and 2021, basic and diluted net loss per common share are calculated using the same method.

7. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of one year to four years, some of which include options to extend. Our leases with options to extend provide for extensions of two to five years with the ability to terminate the lease within one year.  On April 30, 2021, we entered into an amendment to modify the expiration date of our lease on our Hamden, Connecticut facility.  The lease, which was last amended on January 3, 2017, was scheduled to expire on April 30, 2027.  The lease amendment modified the expiration date to October 31, 2023 with an option to extend the lease for an additional two-year period, extending the expiration date to October 31, 2025.  The modification resulted in reducing the right-of-use-asset and lease liability by $0.3 million. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended March 31, 2022 and 2021 was $237 thousand and $243 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating cash outflows from leases	$230	$262

The following summarizes additional information related to our leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.3	3.5
Weighted average discount rate	4.4%	4.4%

The maturity of the Company’s operating lease liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
2022	$654	$886
2023	719	721
2024	720	721
2025	425	426
2026	22	23
Total undiscounted lease payments	2,540	2,777
Less imputed interest	179	207
Total lease liabilities	$2,361	$2,570

8. Income taxes

We recorded an income tax benefit for the first quarter of 2022 of $1.3 million at an effective tax rate of 23.9%, compared to an income tax benefit during the first quarter of 2021 of $0.6 million at an effective tax rate of 20.1%.  The effective tax rate for the first quarter of 2022 is higher than the effective tax rate for the first quarter of 2021 as we are estimating an increase in the R&D credit in 2022 compared to 2021 due to expected investment spending for our BOHA! products.

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

As of March 31, 2022, we had $144 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.  We expect that $28 thousand of the $144 thousand of unrecognized tax benefits will reverse in 2022 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as “Deferred tax assets” in the Condensed Consolidated Balance Sheet.  As of March 31, 2022, we had $24 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

9. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued.  Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic and the emergence of virus variants, which is unknown at this time, or by the Russia-Ukraine conflict and its impact on freight costs.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the pandemic, actions taken by governmental authorities and businesses in response to the pandemic and any resurgences or variants, vaccination rates and the direct and indirect impact of the pandemic on our employees, customers and third parties with which we conduct business, including difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions.  Although management has taken steps to mitigate the negative effect of such risks and uncertainties, including the impact of the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

Overview

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL® and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, select distributors and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products. We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Impact of COVID-19 Pandemic
During the first two months of 2020, our business trends were in line with internal expectations; however, the challenges posed by the COVID-19 pandemic on the United States and global economy increased significantly as the first quarter of 2020 progressed and continued throughout the remainder of 2020 and into 2021.  Though we began to experience some recovery during 2021 the recovery slowed again in the first quarter of 2022 due to a resurgence of the Omicron variant, and unfortunately, the massive economic and social disruptions across the world persist due to COVID-19, including the emergence of virus variants, and the measures implemented to mitigate its spread.  The food service and casino and gaming industries have been particularly affected by the pandemic, and we expect such disruptions to continue to negatively impact our overall business for the foreseeable future.

As a result of the COVID-19 pandemic and measures implemented to mitigate its spread, we experienced decreased demand for our products and lower than anticipated sales beginning in the second half of March 2020 and continuing through 2021 and the first quarter of 2022, particularly in our food service technology and casino and gaming markets.  We experienced some improvement in demand during the second half of 2020 continuing through 2021 and the first quarter of 2022 compared to the second quarter of 2020, as state and local governments lifted certain measures implemented earlier in 2020 to mitigate the spread of the virus, but demand remained lower than 2019.  While we expect this improvement to continue during 2022 as compared to 2021, the exact timing and pace of recovery is unknown.  We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in Thailand and China that conduct almost all of our printer and BOHA! hardware manufacturing, due to reduced operations and part shortages at these facilities.  Our inventory levels decreased significantly during 2021 due to these supply chain disruptions, and although we have been able to increase inventory levels during the first quarter of 2022, continuing delays and further disruptions have led to an increased backlog, including increased freight costs, and have impacted our ability to deliver products to our customers on time or at all.  Below is a discussion of the impact we have experienced from the COVID-19 pandemic, and that we believe will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the pandemic.  Many of our customers initially opened under restrictions that limited them to providing drive-through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time.  During the second half of 2020 and throughout 2021 and the first quarter of 2022, as these food service customers reopened for business, we experienced sales improvement compared to the second quarter of 2020.  Notwithstanding the gradual resumption of operations that began in the third quarter of 2020, our food service technology customers continue to recover from the financial impact of the pandemic and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products.  However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers.  Additionally, our markets have experienced labor shortages and inflation in their food and labor costs.  We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, while also helping to overcome staffing issues and inflation, especially as many establishments are and will likely continue to be operating with reduced staff levels due to the continuing labor shortage.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020.  Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited gameplay based on social distancing guidelines.  During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the pandemic.  However, many casinos in the U.S. reopened during the first quarter of 2021 with limited capacity and continued to remain open and further expand capacity during the remainder of 2021.  We anticipate that casinos world-wide will continue to increase capacity over time, barring any new closures or reduced capacity requirements in response to any new resurgence of the pandemic, including the emergence of variants.  Though sales of our casino and gaming products increased during 2021 and the first quarter of 2022, and we expect this trend to continue for the remainder of 2022, casinos continue to recover from the financial impact of the COVID-19 pandemic, and therefore we expect that certain casinos’ appetite for purchases of new slot machines may be diminished, which may negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during 2022.

Printrex.  We made a strategic decision to exit the Printrex market as of December 31, 2021 and expect to have no future sales in this market beyond 2021.

TSG.  Due to closures and reduced operating capacity of restaurants, food service establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect full year sales to remain at reduced levels, due to lower usage while the pandemic persists.

Our gross margin has been negatively impacted, and we expect our gross margin to continue to be negatively impacted, while the COVID-19 pandemic and its economic effects on the markets we serve persists.  As a result of the COVID-19 pandemic, we have experienced (1) lower sales levels compared to pre-pandemic levels, (2) increased material and shipping costs resulting from worldwide supply disruptions and (3) increased product, contract manufacturing and labor costs resulting from inflation.  Though we have implemented price increases during the first and second quarters of 2022 on all our products (except our FST products) to help mitigate the product cost increases, we believe our gross margin will remain lower than pre-pandemic levels due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated, even with the lower sales level.

While we began to experience a modest recovery starting in the second half of 2020 and continuing into 2021 the recovery slowed again in the first quarter of 2022 due to a resurgence of the Omicron variant.  We are beginning to see the recovery resume in the second quarter of 2022 which we expect to continue during the remainder of 2022, though the exact timing and pace of recovery is unknown given uncertainty surrounding responsive measures to potential future resurgences of the virus, vaccination rates, the emergence of virus variants and the significant disruption that our customers and suppliers have already experienced and may continue to experience.

We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic:

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

●
PPP Loan - On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.

●
Employee Retention Credit –Under the provisions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 as a $1.5 million “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and recorded a $1.5 million “Employee retention credit receivable” in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.  We expect to receive these funds during 2022.

●	Credit Facility - On March 13, 2020, we entered into a credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base.
●	Reduced Capital Expenditures - We limited capital expenditures during 2020 and gradually increased expenses during 2021 as our sales improved.

Since the onset of the pandemic, our top priority has been the health and safety of our employees while continuing to provide our customers with high-quality, personalized service.  On March 20, 2020, we instituted work-from-home practices for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates.  Because most of our employees already had laptop computers with remote access into our IT systems, we experienced only minor reductions in productivity and minimal costs related to the implementation of our work-from-home practices.  In addition, even with the move to a work-from-home environment, our internal control structure remained operational and unchanged.

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

We have evaluated the recoverability of the assets on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report and reflected any impairments accordingly in the accompanying Condensed Consolidated Financial Statements.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, “Risk Factors”, of our 2021 Form 10-K for further discussion of risks related to COVID-19.

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, share-based compensation and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting judgements and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our  2021 Form 10-K.

Results of Operations: Three months ended March 31, 2022 compared to three months ended March 31, 2021

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Food service technology (“FST”)	$2,130	22.0%	$2,747	33.1%	$(617)	(22.5%)
POS automation	1,300	13.4%	1,164	14.0%	136	11.7%
Casino and gaming	4,762	49.1%	2,865	34.5%	1,897	66.2%
Printrex	–	0.0%	159	1.9%	(159)	(100.0%)
TSG	1,510	15.5%	1,366	16.5%	144	10.5%
	$9,702	100.0%	$8,301	100.0%	$1,401	16.9%

International *	$2,600	26.8%	$1,306	15.7%	$1,294	99.1%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2022 increased $1.4 million, or 17%, compared to the first quarter of 2021.  Printer, terminal and other hardware unit sales volume increased 25% to approximately 23,000 units, due primarily to a sales volume increase in the casino and gaming market of 61%.  The volume increase was partially offset by a decrease in FST hardware volume of 64% in the first quarter of 2022 compared to the first quarter of 2021.  The average selling price of our printers, terminals and other hardware decreased 7% during the first quarter of 2022 compared to the first quarter of 2021 primarily due to a lower level of FST hardware sales, which sell at higher prices than our other products.  In addition to the sales volume increases, FST software, labels and other recurring revenue increased $0.4 million, or 30%, in the first quarter of 2022 compared to the first quarter of 2021.

International sales for the first quarter of 2022 increased $1.3 million, or 99%, from the same period in 2021 primarily due to increased sales in the international casino and gaming market, and to a lesser extent, increased sales in the international TSG market.

Food service technology: Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal/workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications can be combined into a single platform with the associated hardware, which includes the BOHA! terminal/workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels for prepared foods, and “enjoy by” date labels.  The BOHA! workstation uses an iPad or Android tablet instead of an integrated touchscreen.  Both the BOHA! terminal and BOHA! workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Domestic	$1,946	91.4%	$2,564	93.3%	$(618)	(24.1%)
International	184	8.6%	183	6.7%	1	0.5%
	$2,130	100.0%	$2,747	100.0%	$(617)	(22.5%)

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Hardware	$563	26.4%	$1,542	56.1%	$(979)	(63.5%)
Software, labels and other recurring revenue	1,567	73.6%	1,205	43.9%	362	30.0%
	$2,130	100.0%	$2,747	100.0%	$(617)	(22.5%)

The decrease in food service technology sales for the first quarter of 2022 compared to the first quarter of 2021 was driven by a decrease in sales of hardware.  Hardware sales decreased 64% in the first quarter of 2022 compared to 2021 due largely to lower sales to a national convenience store customer and an initial sale to a new national travel center customer completed in the first quarter of 2021 that did not reoccur in 2022.  The decrease in hardware sales was partially offset by increased sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue, which increased by 30%, primarily due to increased label sales and, to a lesser extent,  increased software sales, compared to the prior year period due to the growth of the installed base of our BOHA! terminals and workstations.

POS automation: Revenue from the POS automation market includes sales of thermal printers used primarily by McDonald’s, and to a lesser extent, other quick serve restaurants either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  Sales of our worldwide POS automation products for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Domestic	$1,300	100.0%	$1,160	99.7%	$140	12.1%
International	–	0.0%	4	0.3%	(4)	(100.0%)
	$1,300	100.0%	$1,164	100.0%	$136	11.7%

The increase in POS automation sales during the first quarter of 2022 compared to the first quarter of 2021 was driven by a 12% increase in domestic sales of our Ithaca® 9000 printer, primarily to McDonald’s, as POS automation sales continue to improve in 2022 compared to the negative impact that the COVID-19 pandemic had on POS automation sales during the first three months of 2021.  We expect sales of POS automation printers to be significantly higher in the second half of 2022 compared to the first quarter of 2022 based on the backlog of orders we have received for McDonald’s.

Casino and gaming: Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Domestic	$2,788	58.5%	$1,964	68.6%	$824	42.0%
International	1,974	41.5%	901	31.4%	1,073	119.1%
	$4,762	100.0%	$2,865	100.0%	$1,897	66.2%

The increase in domestic sales of our casino and gaming products for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to a 43% increase in domestic sales of our thermal casino printers, driven by higher sales to OEMs as the market continued to recover from the negative impact of the COVID-19 pandemic.

The increase in international casino and gaming sales during the first quarter of 2022 compared to the first quarter of 2021 was due to a 71% increase in sales of our thermal casino printers and a 397% increase in international sales of our off-premise gaming printers.  These increases are attributable to the recovery of the international markets after significant negative impacts from the COVID-19 pandemic.  The international casino and gaming market recovered at a slower pace during 2021 compared to the domestic casino and gaming market.

Printrex: Printrex branded printers were sold into markets that include wide format, desktop and rack-mounted and vehicle-mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  Sales of our worldwide Printrex printers for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Domestic	$–	0.0%	$27	17.0%	$(27)	(100.0%)
International	–	0.0%	132	83.0%	(132)	(100.0%)
	$–	0.0%	$159	100.0%	$(159)	(100.0%)

During 2021, we decided to exit the Printrex business and in the fourth quarter of 2021 fulfilled last buy orders to our legacy customers.  We expect no future Printrex sales as we have shifted our focus away from this market and towards our higher value, technology-enabled food service technology terminals and casino and gaming products.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts and accessories, maintenance and repair services, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2022		March 31, 2021		$ Change	% Change
Domestic	$1,068	70.7%	$1,280	93.7%	$(212)	(16.6%)
International	442	29.3%	86	6.3%	356	414.0%
	$1,510	100.0%	$1,366	100.0%	$144	10.5%

The decrease in domestic revenue from TSG during the first quarter of 2022 as compared to the first quarter of 2021 was due to lower sales of legacy replacement parts, service revenue, and consumable products.  Replacement part sales decreased 14% primarily from lower lottery printer spare part sales to IGT, which can vary significantly from quarter to quarter.  Service revenue declined 24%, primarily related to declining revenue from a service contract with a legacy banking customer that is expected to expire during 2022.  Consumable sales declined 23%, due to decreased sales of consumable products for our legacy products on which we are no longer focusing.

Internationally, TSG revenue increased in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a 576% increase in sales of replacement parts, as we made a sale of obsolete electronic components to international customers.

Gross Profit. Gross profit information for the three months ended March 31, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,994	$3,189	(6.1%)	30.9%	38.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the first quarter of 2022, gross profit decreased $0.2 million, or 6%, due primarily to increased product and shipping costs related to world-wide supply chain shortages and disruptions offsetting a sales increase of $1.4 million.  Additionally, our gross margin decreased 750 basis points to 30.9% for the first quarter of 2022 compared to 38.4% for the first quarter of 2021 due to the increased product and shipping costs noted above.  We expect our gross margin to continue to be negatively impacted by higher product and shipping costs throughout 2022, but this impact should be mitigated by price increases instituted during the first quarter of 2022 that will be fully realized beginning in the second quarter of 2022.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development information for the three months ended March 31, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,283	$1,803	26.6%	23.5%	21.7%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $0.5 million, or 27%, for the first quarter of 2022 compared to the first quarter of 2021, primarily due to the hiring of additional software developers during the second half of 2021 and first quarter of 2022 for the continued development of our food service technology products.  We expect engineering, design and product development expenses to continue to increase in 2022 compared to 2021 due to continued planned investments in our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2022 and  2021 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,683	$1,443	85.9%	27.7%	17.4%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses increased by $1.2 million, or 86%, for the first quarter of 2022 compared to the first quarter of 2021 due primarily to investment spending for our food service technology sales and marketing groups.  During the first quarter of 2022, we initiated BOHA! market studies, increased marketing programs and hired additional employees in our BOHA! sales and marketing groups.  In addition to these investments, we experienced higher sales commissions, travel expenses and tradeshow expense, as travel begins to return to pre-COVID-19 levels, compared to the lower levels of spending in the first quarter of 2021 resulting from the negative impacts of COVID-19.  We expect selling and marketing expenses to increase in 2022 compared to 2021, as we plan to continue to make substantial strategic investments in our food service technology sales and attend more trade shows in 2022 compared to 2021.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$3,204	$2,609	22.8%	33.0%	31.4%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $0.6 million, or 23%, during the first quarter of 2022 compared to the first quarter of 2021.  The increase is primarily due to higher compensation expense for existing employees, higher recruiting fees related to BOHA! engineering and sales and marketing staff hired during the first quarter of 2022 and expenses related to the implementation of a new ERP system that was completed in April 2022 and legal fees related to a shareholder matter that was resolved on March 30, 2022 when we entered into a Cooperation Agreement with two shareholders.

Operating Loss. Operating loss information for the three months ended March 31, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$(5,176)	$(2,666)	94.1%	(53.3%)	(32.1%)

Our operating loss increased $2.5 million, or 94%, in the first quarter of 2022 compared to the first quarter of 2021 due to the decrease in our gross margin of 750 basis points and the 40% increase in operating expenses, largely for BOHA! investment spending, during the first quarter of 2022 compared to the first quarter of 2021.

Interest. We recorded net interest expense of $64 thousand for the first quarter of 2022 compared to $13 thousand for the first quarter of 2021.  The increase in interest expense was primarily due to losses reported in our short-term investment accounts during the first quarter of 2022.  The first quarter of 2021 included interest income earned from a note receivable to a third-party software developer that was collected in March 2021.

Other, net. We recorded other expense of $35 thousand for the first quarter of 2022 compared to other expense of $83 thousand for the first quarter of 2021 primarily due to foreign exchange losses recorded by our UK subsidiary.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar, which may be impacted by volatility in global economic conditions due to the COVID-19 pandemic.

Income Taxes. We recorded an income tax benefit for the first quarter of 2022 of $1.3 million at an effective tax rate of 23.9%, compared to an income tax benefit during the first quarter of 2021 of $0.6 million at an effective tax rate of 20.1%.  The effective tax rate for the first quarter of 2022 is higher than the effective tax rate for the first quarter of 2021 as we are estimating an increase in the R&D credit in 2022 compared to 2021 due to expected investment spending for our BOHA! products.

Net Loss. We reported a net loss for the first quarter of 2022 of $4.0 million, or $0.41 per diluted share, compared to a net loss of $2.2 million, or $0.25 per diluted share, for the first quarter of 2021.

Liquidity and Capital Resources

Cash Flow
For the first three months of 2022, our cash and cash equivalents balance decreased $7.5 million, or 38%, from December 31, 2021. We ended the first quarter of 2022 with $12.0 million in cash and cash equivalents, of which $2.6 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $6.8 million for the first three months of 2022 as compared to cash used in operating activities of $3.1 million for the first three months of 2021:

During the first three months of 2022:
●	We reported a net loss of $4.0 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.3 million.
●	Accounts receivable decreased $0.7 million, or 9%, primarily due to a decrease in sales in the first quarter of 2022 compared to the fourth quarter of 2021.
●	Inventory increased $1.3 million, or 17%, due to the strategic purchase of additional inventory to mitigate supply chain constraints.
●
Other current and long-term assets increased $0.8 million, or 68%, due primarily to customer cash deposits made during the last week of March 2022 that were automatically swept from our bank account by Siena pursuant to an arrangement made under our credit facility.  These funds are typically redeposited to our bank account before each quarter but were not returned until April 1, 2022.

●	Accounts payable decreased $0.4 million, or 9%, due primarily to the payment of inventory purchases made during the fourth quarter of 2021.
●
Accrued liabilities and other liabilities decreased $0.3 million, or 3%, due primarily to the payment of 2021 annual bonuses in March 2022, somewhat offset by higher accrued legal expenses and accrued salaries.

During the first three months of 2021:
●	We reported a net loss of $2.2 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.3 million.
●	Accounts receivable increased $1.3 million, or 40%, primarily due to increased sales volume late in the first quarter of 2021.
●	Inventory decreased $1.3 million, or 11%, due to the utilization of inventory on hand to fulfill sales in response to the pandemic.
●	Other current and long-term assets increased $0.1 million, or 7%, due largely to advance payments made in the first quarter of 2021 for our annual ERP software maintenance.
●	Accounts payable increased $0.2 million, or 13%, due primarily to the timing of payments during the first quarter of 2021.
●	Accrued liabilities and other liabilities decreased $1.0 million, or 13%, due primarily to the payment of 2020 annual bonuses in March 2021.

Investing activities:  Our capital expenditures were $496 thousand for the first three months 2022 compared to $68 thousand for the first quarter of 2021.  Expenditures in 2022 were primarily related to implementation costs of a new ERP system that was completed in April 2022 and computer and networking equipment.  Expenditures in 2021 were for computer and networking equipment and new product tooling equipment.  In the first quarter of 2021, investing activities also provided $1.6 million from the collection of the remaining $1.6 million note receivable balance from an unaffiliated third-party.

Financing activities:  Financing activities used $119 thousand of cash during the first three months of 2022 to pay for withholding taxes on stock issued from our stock compensation plans.  During the first three months of 2021, financing activities used $15 thousand of cash to pay $75 thousand for withholding taxes on stock issued from our stock compensation plans and $31 thousand on the final payment of financing costs associated with our Siena Credit Facility, partially offset by proceeds of $91 thousand from stock option exercises.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Siena Credit Facility with Siena Lending Group LLC, which provides for a revolving credit line of up to $10 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%.  The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.  Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021. From July 31, 2021 to March 31, 2022, we have been in compliance with our excess availability covenant.  As of March 31, 2022, we had no outstanding borrowings under the Siena Credit Facility and $3.5 million of available borrowing capacity under the Siena Credit Facility.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the pandemic remains uncertain and its ultimate impact is unknown.  Further, availability under the Siena Credit Facility depends in part on inventory levels, which have been impacted and are expected to continue to be impacted by supply chain disruptions due to the COVID-19 pandemic.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2022, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K. The risks factors described in our 2021 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

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
10.1
Cooperation Agreement, dated as of March 30, 2022, by and among TransAct Technologies Incorporated, 325 Capital Master Fund LP and Harbert Discovery Fund, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on March 31, 2022).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 16, 2022	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ David B. Peters
Dated: May 16, 2022	David B. Peters
Vice President and Chief Accounting Officer
(Principal Accounting Officer)