Form 10-Q
period 2022-06-30
TRANSACT TECHNOLOGIES INC
filed 2022-08-18
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022
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

As of July 31, 2022, the number of shares outstanding of the Company’s common stock, $0.01 par value, was 9,910,008.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, as adjusted)

	June 30, 2022	December 31, 2021
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$3,893	$19,457
Accounts receivable, net	11,991	7,593
Employee retention credit receivable	1,500	1,500
Inventories	10,907	7,711
Prepaid income taxes	188	137
Other current assets	794	738
Total current assets	29,273	37,136

Fixed assets, net of accumulated depreciation of $17,216 and $16,736, respectively	2,838	2,684
Right-of-use asset	2,937	2,553
Goodwill	2,621	2,621
Deferred tax assets	7,325	5,143
Intangible assets, net of accumulated amortization of $1,286 and $1,209, respectively	319	397
Other assets	230	400
	16,270	13,798
Total assets	$45,543	$50,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$5,017	$4,308
Accrued liabilities	3,649	3,894
Lease liability	789	789
Deferred revenue	887	805
Total current liabilities	10,342	9,796

Deferred revenue, net of current portion	169	186
Lease liability, net of current portion	2,170	1,781
Other liabilities	190	187
	2,529	2,154
Total liabilities	12,871	11,950

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,954,850 and 13,917,731 shares issued, respectively; 9,910,008 and 9,872,889 shares outstanding, respectively	139	139
Additional paid-in capital	55,708	55,246
Retained earnings	8,842	15,566
Accumulated other comprehensive income, net of tax	93	143
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	32,672	38,984
Total liabilities and shareholders’ equity	$45,543	$50,934

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, as adjusted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)

Net sales	$12,623	$9,325	$22,325	$17,626
Cost of sales	7,189	5,893	14,325	10,855
Gross profit	5,434	3,432	8,000	6,771

Operating expenses:
Engineering, design and product development	2,172	1,804	4,455	3,607
Selling and marketing	3,293	1,767	5,976	3,210
General and administrative	2,923	2,509	6,127	5,118
	8,388	6,080	16,558	11,935

Operating loss	(2,954)	(2,648)	(8,558)	(5,164)
Interest and other expense:
Interest, net	(28)	(29)	(92)	(42)
Other, net	(264)	(17)	(299)	(100)
	(292)	(46)	(391)	(142)

Loss before income taxes	(3,246)	(2,694)	(8,949)	(5,306)
Income tax benefit	870	664	2,225	1,187
Net loss	$(2,376)	$(2,030)	$(6,724)	$(4,119)

Net loss per common share:
Basic	$(0.24)	$(0.23)	$(0.68)	$(0.46)
Diluted	$(0.24)	$(0.23)	$(0.68)	$(0.46)

Shares used in per-share calculation:
Basic	9,910	8,976	9,898	8,962
Diluted	9,910	8,976	9,898	8,962

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, as adjusted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)

Net loss	$(2,376)	$(2,030)	$(6,724)	$(4,119)
Foreign currency translation adjustment, net of tax	(8)	32	(50)	85
Comprehensive loss	$(2,384)	$(1,998)	$(6,774)	$(4,034)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, as adjusted)

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,724)	$(4,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	581	695
Depreciation and amortization	625	486
Deferred income taxes	(2,227)	(1,153)
Gain on the sale of fixed assets	–	(8)
Foreign currency transaction losses	298	107
Changes in operating assets and liabilities:
Accounts receivable	(4,547)	(2,350)
Inventories	(3,250)	2,334
Prepaid income taxes	(51)	(90)
Other current and long-term assets	77	29
Accounts payable	789	1,012
Accrued liabilities and other liabilities	(159)	(862)
Net cash used in operating activities	(14,588)	(3,919)

Cash flows from investing activities:
Capital expenditures	(744)	(159)
Proceeds from the sale of fixed assets	–	8
Collection of note receivable	–	1,598
Net cash (used in) provided by investing activities	(744)	1,447

Cash flows from financing activities:
Proceeds from stock option exercises	–	277
Withholding taxes paid on stock issuances	(119)	(100)
Payment of bank financing costs	(10)	(31)
Net cash (used in) provided by financing activities	(129)	146

Effect of exchange rate changes on cash and cash equivalents	(103)	(73)

Decrease in cash and cash equivalents	(15,564)	(2,399)
Cash and cash equivalents, beginning of period	19,457	10,359
Cash and cash equivalents, end of period	$3,893	$7,960

Supplemental schedule of non-cash investing activities:
Capital expenditures included in accounts payable	$7	$100

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, as adjusted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)

Equity beginning balance	$34,771	$28,369	$38,984	$30,125

Common stock
Balance, beginning and end of period	139	130	139	130

Additional paid-in capital
Balance, beginning of period	55,423	42,816	55,246	42,536
Share-based compensation expense	285	431	581	695
Issuance of shares from exercise of stock options	–	186	–	277
Relinquishment of stock awards and restricted stock units to pay for withholding taxes	–	(25)	(119)	(100)
Balance, end of period	55,708	43,408	55,708	43,408

Retained earnings
Balance, beginning of period	11,218	17,518	15,566	19,607
Net loss	(2,376)	(2,030)	(6,724)	(4,119)
Balance, end of period	8,842	15,488	8,842	15,488

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	101	15	143	(38)
Foreign currency translation adjustment, net of tax	(8)	32	(50)	85
Balance, end of period	93	47	93	47

Equity ending balance	$32,672	$26,963	$32,672	$26,963

Supplemental share information
Issuance of shares from stock awards	–	27	63	92
Relinquishment of stock awards to pay withholding taxes	–	1	26	32

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included.  The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

See Note 9 for a discussion of a change in accounting principle which occurred in the second quarter of 2022. TransAct changed its method of inventory valuation from standard costing which approximates first-in first-out “FIFO” to the average costing methodology. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. Certain prior period amounts have been adjusted to conform with the current year presentation.

Impact of the COVID-19 pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in Thailand and China.  Our inventory levels decreased significantly during 2021 due to these supply chain disruptions, and although we have been able to increase inventory levels during the first six months of 2022, continuing delays and further disruptions have led to an increased backlog and increased freight costs, which have impacted our ability to deliver products to our customers on time or at all.  While we began to experience a modest recovery starting in the second half of 2020 and continuing through 2021, the recovery slowed again in the first quarter of 2022 due to a resurgence resulting from the Omicron variant and other variants. We began to see a resumption of the recovery in the second quarter of 2022 which we expect to continue during the remainder of 2022, though the exact timing and pace of recovery are unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that we and our customers have already experienced and may continue to experience.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business; but, the length and ultimate severity of the reduction in demand and supply chain disruptions due to the COVID-19 pandemic remains uncertain.

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

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 as a $1.5 million “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and recorded a $1.5 million “Employee retention credit receivable” in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.  We expect to receive these funds during 2022.

●
Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC (the “Lender”) that provides a revolving credit line of up to $10.0 million, subject to a borrowing base, and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 and Note 10 for further details regarding this facility.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020 and 2021, and are gradually increasing expenditures during 2022 as sales improve.

We continue to implement additional expense management measures as circumstances warrant.  In addition to the planned expense management actions, we may also further modify or supplement the actions we have taken to increase liquidity as the timing and extent of customer demand recovery develops and supply chains normalize.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the issuance date of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following such issuance date.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to increase during the balance of 2022, but that casinos and restaurants may delay purchases of new slot machines and our BOHA! products, respectively, due to labor shortages, supply issues and inflation caused by the COVID-19 pandemic.  Based on these assumptions, we anticipate that sales in casino and gaming and food service technology may continue to be negatively impacted for the foreseeable future.  We have performed a sensitivity analysis on these assumptions to forecast the potential impact of a slower-than-anticipated recovery and believe that we are positioned to withstand the impact of lower-than-anticipated sales and that we will be able to take additional financial and operational actions to cut costs and/or increase liquidity, if necessary. These actions may include additional expense reductions and capital raising activities.

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

	Three Months Ended
	June 30,
	2022			2021
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,281	$151	$3,432	$2,987	$87	$3,074
POS automation	1,172	–	1,172	1,252	4	1,256
Casino and gaming	3,929	2,596	6,525	2,438	1,029	3,467
Printrex	–	–	–	25	87	112
TransAct Services Group	1,345	149	1,494	1,252	164	1,416
Total net sales	$9,727	$2,896	$12,623	$7,954	$1,371	$9,325

	Six Months Ended
	June 30,
	2022			2021
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$5,227	$335	$5,562	$5,551	$270	$5,821
POS automation	2,472	–	2,472	2,412	8	2,420
Casino and gaming	6,717	4,570	11,287	4,402	1,930	6,332
Printrex	–	–	–	52	219	271
TransAct Services Group	2,413	591	3,004	2,532	250	2,782
Total net sales	$16,829	$5,496	$22,325	$14,949	$2,677	$17,626

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL® maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2022, we recognized revenue of $0.6 million related to our contract liabilities at December 31, 2021. Total net contract liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Unbilled receivables, current	$342	$314
Unbilled receivables, non-current	185	308
Customer pre-payments	(320)	(99)
Deferred revenue, current	(887)	(805)
Deferred revenue, non-current	(169)	(186)
Total net contract liabilities	$(849)	$(468)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2022, the aggregate amount of transaction prices allocated to remaining performance obligations was $19.5 million.  The Company expects to recognize revenue of $18.8 million of its remaining performance obligations within the next 12 months following June 30, 2022, $0.6 million within the next 24 months following June 30, 2022 and the balance of these remaining performance obligations recognized within the next 36 months following June 30, 2022.

3. Inventories

The components of inventories were:

	June 30, 2022	December 31, 2021
	(In thousands)

Raw materials and purchased component parts	$9,242	$6,470
Work-in-process	–	11
Finished goods	1,665	1,230
	$10,907	$7,711

4. Accrued product warranty liability

We generally provide hardware warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)

Balance, beginning of period	$101	$140
Warranties issued	12	19
Warranty settlements	(33)	(45)
Balance, end of period	$80	$114

As of June 30, 2022, $63 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $17 thousand was classified as non-current in “Other liabilities”.

5. Debt

On March 13, 2020, we entered into a credit facility (the “Siena Credit Facility”) with the Lender.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million expiring on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory. The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  From July 31, 2021 to June 30, 2022, we have been in compliance with our excess availability covenant. As of June 30, 2022, we had no outstanding borrowings under the Siena Credit Facility and $4.5 million of borrowing capacity available under the Siena Credit Facility, excluding the excess availability covenant. This agreement was further amended in the third quarter of 2022 – see Note 10.

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

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net loss	$(2,376)	$(2,030)	$(6,724)	$(4,119)

Shares:
Basic: Weighted average common shares outstanding	9,910	8,976	9,898	8,962
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–	–	–
Diluted: Weighted average common and common equivalent shares outstanding	9,910	8,976	9,898	8,962

Net loss per common share:
Basic	$(0.24)	$(0.23)	$(0.68)	$(0.46)
Diluted	$(0.24)	$(0.23)	$(0.68)	$(0.46)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended June 30, 2022 and 2021, there were 1.5 million and 0.3 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the six months ended June 30, 2022 and 2021, there were 1.2 million and 0.7 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  In periods for which a net loss is reported, such as the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per common share are calculated using the same method.

7. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheet.  Our leases have remaining lease terms of two to four years, some of which include options to extend. Our leases with options to extend provide for extensions of two to five years with the ability to terminate the lease within one year. Lease expense is recognized on a straight-line basis over the lease term.

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

On April 26, 2022, we entered into an amendment to modify the expiration date of our lease on our Las Vegas, Nevada facility.  The lease was set to expire on November 1, 2022 and the amendment extended the lease term to November 30, 2025. The lease amendment resulted in an increase to the right-of-use-asset and lease liability of $0.8 million. The lease amendment modified the base rent and extended the lease term from October 31, 2022 to November 30, 2025.

Operating lease expense for the three months ended June 30, 2022 and 2021 was $250 thousand and $239 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expense for the six months ended June 30, 2022 and 2021 was $487 thousand and $482 thousand, respectively. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Operating cash outflows from leases	$456	$522

The following summarizes additional information related to our leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.2	3.5
Weighted average discount rate	4.5%	4.4%

The maturity of the Company’s operating lease liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
2022	$461	$886
2023	972	721
2024	1,023	721
2025	711	426
2026	21	23
Total undiscounted lease payments	3,188	2,777
Less imputed interest	229	207
Total lease liabilities	$2,959	$2,570

8. Income taxes

We recorded an income tax benefit for the second quarter of 2022 of $870 thousand at an effective tax rate of (26.8%), compared to an income tax benefit for the second quarter of 2021 of $664 thousand at an effective tax rate of (24.6%).  For the six months ended June 30, 2022,  we recorded an income tax benefit of $2.2 million at an effective tax rate of (24.9%), compared to an income tax benefit for the six months ended June 30, 2021 of $1.2 million at an effective tax rate of (22.4%).

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

As of June 30, 2022, we had $144 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We recognize interest and penalties related to uncertain tax positions in the income tax provision reported as “Deferred Tax Assets” in the Condensed Consolidated Balance Sheet. As of June 30, 2022, we had $29 thousand of accrued interest and penalties related to uncertain tax positions.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not likely.

9.  Change in accounting principle

Effective April 1, 2022, TransAct changed its method of inventory valuation from standard costing which approximates FIFO to the average costing methodology.  We believe this methodology is preferable because it reflects a better measurement estimate of inventory cost as we do not typically perform intensive manufacturing of our finished products which are therefore better measured under average cost.  In addition, our business is projected to include an increasing sales volume of software going forward, which better aligns with average costing.  Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively.  Tax effects are calculated at the Company’s marginal tax rate, or the tax impact of incremental income changes rather than the average tax rate applied to our total net loss before income taxes.  The following financial statement line items for the periods presented were impacted by the change in accounting principle.

The effect of the changes made to the Company’s Condensed Consolidated Balance Sheets follows:

	December 31, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Inventories	$7,720	$7,711	$(9)
Deferred tax assets	5,141	5,143	2
Retained earnings	15,573	15,566	(7)

The ending balance in retained earnings as of December 31, 2020 was adjusted from $19,718 to $19,607.

The effect of the changes made to the Company’s Condensed Consolidated Statements of Operations follows:

	Three months ended March 31, 2022			Three months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Cost of sales	$6,708	$7,136	$428	$6,000	$5,893	$(107)
Gross profit	2,994	2,566	(428)	3,325	3,432	107
Operating loss	(5,176)	(5,604)	(428)	(2,755)	(2,648)	107
Loss before income taxes	(5,275)	(5,703)	(428)	(2,801)	(2,694)	107
Income tax benefit	1,262	1,355	93	687	664	(23)
Net loss	(4,013)	(4,348)	(335)	(2,114)	(2,030)	84

Net loss per common share:
Basic	$(0.41)	$(0.44)	$(0.03)	$(0.24)	$(0.23)	$0.01
Diluted	$(0.41)	$(0.44)	$(0.03)	$(0.24)	$(0.23)	$0.01

Shares used in per-share calculation:
Basic	9,886	9,886		8,976	8,976
Diluted	9,886	9,886		8,976	8,976

	Six months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Cost of sales	$11,112	$10,855	$(257)
Gross profit	6,514	6,771	257
Operating loss	(5,421)	(5,164)	257
Loss before income taxes	(5,563)	(5,306)	257
Income tax benefit	1,243	1,187	(56)
Net loss	(4,320)	(4,119)	201

Net loss per common share:
Basic	$(0.48)	$(0.46)	$0.02
Diluted	$(0.48)	$(0.46)	$0.02

Shares used in per-share calculation:
Basic	8,962	8,962
Diluted	8,962	8,962

The effect of the changes made to the Company’s Condensed Consolidated Statements of Comprehensive Loss follows:

	Three months ended March 31, 2022			Three months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(4,013)	$(4,348)	$(335)	$(2,114)	$(2,030)	$84
Comprehensive loss	(4,055)	(4,390)	(335)	(2,082)	(1,998)	84

	Six months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(4,320)	$(4,119)	$201
Comprehensive loss	(4,235)	(4,034)	201

The effect of the changes made to the Company’s Condensed Consolidated Statements of Cash Flows follows:

	Three months ended March 31, 2022			Six months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(4,013)	$(4,348)	$(335)	$(4,320)	$(4,119)	$201
Deferred income taxes	(1,262)	(1,355)	(93)	(1,209)	(1,153)	56
Inventories	(1,344)	(916)	428	2,591	2,334	(257)

The effect of the changes made to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity follows:

	Three months ended March 31, 2022			Three months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Equity beginning balance	$38,991	$38,984	$(7)	$28,363	$28,369	$6
Retained earnings -- beginning of period	15,573	15,566	(7)	17,512	17,518	6
Net loss	(4,013)	(4,348)	(335)	(2,114)	(2,030)	84
Retained earnings -- end of period	11,560	11,218	(342)	15,398	15,488	90
Equity ending balance	35,113	34,771	(342)	26,873	26,963	90

	Six months ended June 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Equity beginning balance	$30,236	$30,125	$(111)
Retained earnings -- beginning of period	19,718	19,607	(111)
Net loss	(4,320)	(4,119)	201
Retained earnings -- end of period	15,398	15,488	90
Equity ending balance	26,873	26,963	90

10. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were issued.  Based upon this review, other than the below, the Company did not identify any other additional subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (the “Credit Facility Amendment No. 2”) to the Loan and Security Agreement, dated as of March 13, 2020, between the Lender and the Company, as amended by Amendment No. 1, dated as of July 21, 2021, between the Lender and the Company.  Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with the Credit Facility Amendment No. 2. The Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans.

The changes to the Siena Credit Facility provided for in the Credit Facility Amendment No. 2 include, among other things, the following:

(i)	The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii)
The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under Siena Credit Facility (as amended by the Credit Facility Amendment) and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

In addition, the Amended Fee Letter requires the Company, while it retains the ability to direct the use of funds in the deposit account, to maintain outstanding borrowings of at least $2,250,000 in principal amount. If the Company does not have the ability to direct the use of funds in the deposit account, then the Amended Fee Letter requires the Company to pay interest on at least $2,250,000 principal amount of loans, whether or not such amount of loans is actually outstanding.

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued.  Based upon this review, the Company did not identify any other additional subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as adjusted for a change in accounting principle)

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any such risks and uncertainties may also be exacerbated by the ultimate impact of the COVID-19 pandemic and the re- emergence of virus variants, supply chain disruptions, inflation which is unknown at this time and the Russia/Ukraine conflict and its impact on freight costs.  In addition, statements made in this Report about the COVID-19 pandemic and the potential effects and impacts of the COVID-19 pandemic on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the COVID-19 pandemic, actions taken by governmental authorities and businesses in response to the COVID-19 pandemic and any further resurgences or variants, vaccination rates and the direct and indirect impact of the COVID-19 pandemic on our employees, customers and third parties with which we conduct business, including difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, including the impact of the COVID-19 pandemic, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca®, brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents, as well as printed logging and plotting of data.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment, the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Impact of the COVID-19 pandemic
In the first quarter of 2020, the COVID-19 pandemic and the resulting social distancing measures, including closures and restricted openings of restaurants and casinos implemented by federal, state and local authorities, negatively impacted customer demand and disrupted portions of our supply chain, including delayed product shipments from our two manufacturers located in Thailand and China.  Our inventory levels decreased significantly during 2021 due to these supply chain disruptions, and although we have been able to increase inventory levels during the first six months of 2022, continuing delays and further disruptions have led to an increased backlog, increased freight costs, and impacted our ability to deliver products to our customers on time or at all.  While we began to experience a modest recovery starting in the second half of 2020 and continuing through 2021, the recovery slowed again in the first quarter of 2022 due to a resurgence resulting from the Omicron variant and other variants.   We again are beginning to see a resumption of the recovery in the second quarter of 2022 which we expect to continue during the remainder of 2022, though the exact timing and pace of recovery are unknown given uncertainty surrounding responsive measures to the spread of virus variants or any potential future resurgences of the virus and the significant disruption that we and our customers have already experienced and may continue to experience.  We are monitoring indicators of demand recovery, including our sales pipeline, customer orders and product shipments to ascertain an estimate of the ultimate impact of the COVID-19 pandemic on our business, but the length and ultimate severity of the reduction in demand and supply chain disruptions due to the COVID-19 pandemic remains uncertain.

Below is a discussion of the impact we have experienced from the COVID-19 pandemic, and that we believe will continue to experience for the foreseeable future in each of our markets.

Food service technology and POS automation.  In both our food service technology and POS automation markets, many restaurants and food service establishments that were closed during much of the second quarter of 2020 started to reopen in the third quarter of 2020 as state and local governments began to ease restrictions put in place in response to the COVID-19 pandemic. Many of our customers initially opened under restrictions that limited them to providing drive-through, take-out or delivery service without dine-in options, as well as limiting the volume of customers and employees on site at any one time. During the second half of 2020 and throughout 2021 and the first six months of 2022, as these food service customers reopened for business, we experienced sales improvement compared to the second quarter of 2020. Notwithstanding the gradual resumption of operations that began in the third quarter of 2020, our food service technology customers continue to recover from the financial impact of the COVID-19 pandemic, and we expect new capital expenditures to be a lower priority for them in the near term, which we believe will continue to negatively impact sales of BOHA! hardware, software and label products. However, food service providers have been and are likely to continue to be required to develop and implement new or enhanced policies and operating procedures regarding cleaning, sanitizing and social distancing to ensure the safety of their employees and customers. Additionally, our markets have experienced labor shortages and inflation in their food and labor costs. We believe that our BOHA! hardware, software and label products could prove to be helpful to our food service customers in efficiently and effectively managing and complying with these new procedures, while also helping to overcome staffing issues and inflation, especially as many establishments are and will likely continue to be operating with reduced staff levels due to the continuing labor shortage.

Casino and gaming.   In the casino and gaming market, most casinos and other gaming establishments were closed worldwide during most of the second quarter of 2020. Many casinos began to reopen in late May and early June 2020, but similar to restaurants, casino openings were slow and measured, starting with reduced capacity and limited gameplay based on social distancing guidelines. During the fourth quarter of 2020, some casinos re-closed due to a resurgence of the COVID-19 pandemic. However, many casinos in the U.S. reopened during the first quarter of 2021 with limited capacity and continued to remain open and further expand capacity during the remainder of 2021. We anticipate that casinos world-wide will continue to increase capacity over time, barring any new closures or reduced capacity requirements in response to any new resurgence of the COVID-19 pandemic, including the emergence of variants.  Though sales of our casino and gaming products increased during 2021 and the first six months of 2022, and we expect this trend to continue for the remainder of 2022, casinos continue to recover from the financial impact of the COVID-19 pandemic, and therefore we expect that certain casinos’ appetite for purchases of new slot machines may be diminished, which may negatively impact sales of casino and gaming printers purchased by slot manufacturers for use in slot machines at casinos during the balance of 2022.

Printrex.  We made a strategic decision to exit the Printrex market as of December 31, 2021 and expect to have no future sales in this market beyond 2021.

TSG.  Due to closures and reduced operating capacity of restaurants, food service establishments, casinos and other gaming establishments resulting from the COVID-19 pandemic, sales of spare parts, service and consumable products have declined, and we expect full year sales to remain at reduced levels, due to lower usage while the COVID-19 pandemic persists.

Although we have seen improvement in the second quarter of 2022, our gross margin has been negatively impacted by the COVID-19 pandemic and we expect our gross margin to continue to be negatively impacted while the COVID-19 pandemic and its economic effects on the markets we serve persists.  As a result of significantly lower sales levels, which were expected, as well as increased material and shipping costs resulting from worldwide supply disruptions caused by the COVID-19 pandemic, we believe our gross margin may continue to be impacted due to fixed manufacturing overhead expenses (such as facility costs, depreciation, etc.) that cannot be reduced or eliminated even with the lower sales level.

We have also experienced supply chain disruptions, including delayed product shipments from our two contract manufacturers located in China and Thailand that conduct almost all of our printer and terminal manufacturing, due to reduced operations and parts shortages at these facilities.  To date, these disruptions have only minimally impacted deliveries to customers due to our high inventory levels and reduced demand for our products.  Our inventory levels have increased during the first half of 2022 as we have made adjustments to the COVID-19 pandemic-related supply chain problems.

In light of the uncertainty around the ultimate impact of the COVID-19 pandemic and the resulting economic impacts, we implemented a number of cost saving measures during 2020 to help mitigate the impact on our financial position and operations and continued to limit discretionary spending during the first nine months of 2021.

Since the onset of the COVID-19 pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service. On March 20, 2020, we instituted work-from-home practices for the majority of our employees to reduce the spread of COVID-19 and to comply with government mandates.  Because most of our employees already had laptop computers with remote access into our IT systems, we experienced only minor reductions in productivity and minimal costs related to the implementation of our work-from-home practices.  In 2022, we have transitioned to a more hybrid and flexible model to accommodate both our employees and the needs of the business.  In addition, even with the transition to a hybrid model, our internal control structure remains operational and unchanged.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of June 30, 2022 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the COVID-19 pandemic are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of Form 10-K for the year ended December 31, 2021, and other filings we make with the SEC from time to time, for further discussion of risks related to COVID-19.

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, warranty obligations, share-based compensation and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There have been no material changes in our critical accounting judgements and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Form 10-K

Results of Operations: Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Net Sales. Net sales, which include printer, terminal, software and label sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Food service technology (“FST”)	$3,432	27.2%	$3,074	33.0%	$358	11.6%
POS automation	1,172	9.3%	1,256	13.4%	(84)	(6.7%)
Casino and gaming	6,525	51.7%	3,467	37.2%	3,058	88.2%
Printrex	–	0.0%	112	1.2%	(112)	(100.0%)
TSG	1,494	11.8%	1,416	15.2%	78	5.5%
	$12,623	100.0%	$9,325	100.0%	$3,298	35.4%

International *	$2,896	22.9%	$1,371	14.7%	$1,525	111.2%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2022 increased $3.3 million, or 35%, from the same period in 2021.  Printer, terminal and other hardware sales unit volume increased 27% year-over-year to approximately 25,000 units for the second quarter of 2022 due primarily to a 69% increase in casino and gaming sales unit volume.  The average selling price of our printers, terminals and other hardware increased 18% in the second quarter of 2022 compared to the second quarter of 2021 due primarily to price increases instituted on most of our products in the latter part of the first quarter of 2022.  In addition to the sales unit volume increases, FST software, labels and other recurring revenue increased $0.1 million, or 6%, in the second quarter of 2022 compared to the second quarter of 2021 due in part to increased sales of BOHA! terminals.

International sales for the second quarter of 2022 increased $1.5 million, or 111%, from the same period in 2021, primarily due to a 152% increase in sales in the international casino and gaming market driven largely by an increase in sales of our thermal casino printers.

Food service technology. Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal and workstation, cloud-based software applications and related hardware into a unique solution to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications can be sold separately or combined into a single platform with the associated hardware, which includes the BOHA! terminal and workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines the software and hardware components in a device that includes an operating system, touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels and nutritional labels for prepared foods, and “enjoy by” date labels.  The BOHA! workstation uses an iPad or Android tablet instead of an integrated touchscreen.  Both the BOHA! terminal and workstation are equipped with the TransAct Enterprise Management System to ensure that only approved applications and functions are available on the device and allows over-the-air updates to the applications and operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$3,281	95.6%	$2,987	97.2%	$294	9.8%
International	151	4.4%	87	2.8%	64	73.6%
	$3,432	100.0%	$3,074	100.0%	$358	11.6%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Hardware	$1,253	36.5%	$1,008	32.8%	$245	24.3%
Software, labels and other recurring revenue	2,179	63.5%	2,066	67.2%	113	5.5%
	$3,432	100.0%	$3,074	100.0%	$358	11.6%

The increase of $0.4 million, or 12%, in food service technology sales for the second quarter of 2022 compared to the second quarter of 2021 was driven by an increase in sales of both hardware as well as software, labels and other recurring revenue. FST hardware sales increased 24% due to higher sales of our Accudate 9700 terminal (largely for use at McDonald’s) and to a lesser extent, higher sales of our BOHA! terminal and work station to new and existing customers.  BOHA! software (recognized on a SaaS subscription basis), labels and other recurring revenue increased by 5%, primarily due to increased label and software sales due to the growth of the installed base of our BOHA! terminal and workstation.

POS automation. Revenue from the POS automation market includes sales of our Ithaca 9000 thermal printer used primarily by McDonalds and other quick-serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print on liner-less labels.  Sales of our worldwide POS automation products for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$1,172	100.0%	$1,252	99.7%	$(80)	(6.4%)
International	–	0.0%	4	0.3%	(4)	(100.0%)
	$1,172	100.0%	$1,256	100.0%	$(84)	(6.7%)

The decrease in POS automation product revenue for the second quarter of 2022 compared to the second quarter of 2021 of 7% was driven primarily by printer production limitations caused by the worldwide supply chain slowdown.  As a result, we could not produce enough POS automation printers to fulfill customer orders during the second quarter of 2022.  However, we expect production to ramp up in the second half of 2022 and sales of our POS automation printers to be significantly higher in the second half of 2022 compared to the first half of 2022 based on the backlog of orders we have received for McDonald’s.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos and racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$3,929	60.2%	$2,438	70.3%	$1,491	61.2%
International	2,596	39.8%	1,029	29.7%	1,567	152.3%
	$6,525	100.0%	$3,467	100.0%	$3,058	88.2%

The increase in domestic sales of our casino and gaming products for the second quarter of 2022 compared to the second quarter of 2021 of $1.5 million, or 61%, was primarily due to an across-the-board increase in OEM printer sales and price increases as we continue to experience continued recovery and believe we are increasing our market share compared to the second quarter of 2021 when the casino and gaming market was negatively impacted by the COVID-19 pandemic.  This increase was somewhat tempered by a continued global chip shortage that limited our printer production during the second quarter of 2022. We also completed an installation of Epicentral software at a new casino during the second quarter of 2022 that contributed to the overall increase in domestic sales.

Similar to the domestic sales increase, the international sales increase of our casino and gaming products for the second quarter of 2022 was $1.6 million compared to the second quarter of 2021 and was primarily due to a 157% increase in sales of our thermal casino printers.  Though sales in Asia remain weak due to closures related to the COVID-19 pandemic, we experienced a sales recovery primarily in Europe and Australia during the second quarter of 2022 compared to the second quarter of 2021 when the international casino and gaming market was negatively impacted by the COVID-19 pandemic.

We expect production to continue to ramp up in the second half of 2022 and sales of our casino printers to be higher in the second half of 2022 compared to the first half of 2022 based on the backlog of orders we have received.

Printrex. Printrex branded printers were sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.  Sales of our worldwide Printrex printers for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$–	0.0%	$25	22.3%	$(25)	(100.0%)
International	–	0.0%	87	77.7%	(87)	(100.0%)
	$–	0.0%	$112	100.0%	$(112)	(100.0%)

We made a strategic decision to exit the Printrex market as of December 31, 2021 and have had no sales, and expect to have no future sales in this market beyond 2021.

TSG. Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$1,345	90.0%	$1,252	88.4%	$93	7.4%
International	149	10.0%	164	11.6%	(15)	(9.1%)
	$1,494	100.0%	$1,416	100.0%	$78	5.5%

Domestic revenue from TSG for the second quarter of 2022 increased $0.1 million, or 7%, compared to the second quarter of 2021.  The increase was primarily due to increased sales of replacement parts and accessories for lottery and POS printers.  This increase was partially offset by a reduction of legacy consumables that are no longer a focus for the Company.

Internationally, TSG revenue decreased $0.1 million, or 9%, in the second quarter of 2022 compared to the second quarter of 2021.

Gross Profit.  Gross profit for the three months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$5,434	$3,432	58.3%	43.0%	36.8%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL® print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the second quarter of 2022, gross profit increased $2.0 million, or 58% due largely to a sales increase of 35% for the second quarter of 2022 compared to the second quarter of 2021.  During the second quarter of 2022, our gross margin increased 620 basis points, to 43.0%, compared to 36.8% in the second quarter of 2021.  The increase in gross margin resulted primarily from higher sales volume, a more favorable product mix and the effect of price increases instituted in the latter part of the first quarter of 2022.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,172	$1,804	20.4%	17.2%	19.3%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Such expenses increased $0.4 million, or 20%, for the second quarter of 2022 compared to the second quarter of 2021, as we gradually return to more normalized pre-COVID-19 spending levels and continue development of our food service technology products which we expect to continue during the second half of 2022.  In addition, we incurred higher design expenses related to incorporating alternate electronic parts into our products in response to the worldwide chip shortage in an effort minimize disruptions to our printer and terminal production.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$3,293	$1,767	86.4%	26.1%	18.9%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Such expenses increased $1.5 million, or 86%, for the second quarter of 2022 compared to the second quarter of 2021, primarily due to investment spending for our FST sales and marketing groups.  During the second quarter of 2022, we continued BOHA! market studies we began in the first quarter 2022, increased marketing programs and hired additional sales staff to support our BOHA! products. In addition to these investments, we incurred higher sales commissions, travel expenses and tradeshow expense, as we returned to pre-COVID-19 spending levels, compared to the lower level of spending during the second quarter of 2021 resulting from the negative impacts of COVID-19.  Despite the strategic investments we have made in our FST sales and marketing groups, we expect overall selling and marketing expenses to be lower in the second half of 2022 compared to the first half of 2022 due to cost cutting measures we have implemented in other areas.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,923	$2,509	16.5%	23.2%	26.9%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, finance, human resources, business development and information technology staff, corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses were up $0.4 million, or 17%, compared to the second quarter of 2021 due to higher professional fees, salary increases, and depreciation and other expenses related to the implementation of a new ERP system that was completed in April 2022.  These increases were partially offset by a reduction in incentive compensation expense.

Operating Loss. Operating loss for the three months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$(2,954)	$(2,648)	11.6%	(23.4%)	(28.4%)

Our operating loss increased $0.3 million, or 12%, for the second quarter of 2022 compared to the second quarter of 2021 due to a $2.0 million, or 58%, increase in gross profit on 35% higher sales and 620 basis point improvement in gross margin was more than offset by a $2.3 million, or 38%, increase in operating expenses during the second quarter of 2022 compared to the second quarter of 2021.

Interest, net. Net interest expense remained consistent at$28 thousand for the second quarter of 2022 compared to $29 thousand for the second quarter of 2021.  We expect interest expense to increase during the second half of 2022 compared to the first half of 2022 due to required minimum borrowings pursuant to the terms of the July 2022 Amendment No. 2 to the Siena Credit Facility.

Other, net. We recorded other expense of $264 thousand for the second quarter of 2022 compared to other expense of $17 thousand for the second quarter of 2021, primarily due to higher foreign exchange losses recorded by our U.K. subsidiary resulting largely from the weakening of the British pound against the U.S. dollar during the second quarter of 2022.

Income Taxes. We recorded an income tax benefit for the second quarter of 2022 of $870 thousand at an effective tax rate of (26.8%), compared to an income tax benefit for the second quarter of 2021 of $664 thousand at an effective tax rate of (24.6%).

Net Loss. As a result of the above, we reported a net loss for the second quarter of 2022 of $2.4 million, or ($0.24) per diluted share, compared to a net loss of $2.0 million, or ($0.23) per diluted share for the second quarter of 2021.

Results of Operations:  Six months ended June 30, 2022 compared to six months ended June 30, 2021

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
FST	$5,562	24.9%	$5,821	33.0%	$(259)	(4.4%)
POS automation	2,472	11.1%	2,420	13.7%	52	2.1%
Casino and gaming	11,287	50.6%	6,332	35.9%	4,955	78.3%
Printrex	–	0.0%	271	1.6%	(271)	(100.0%)
TSG	3,004	13.4%	2,782	15.8%	222	8.0%
	$22,325	100.0%	$17,626	100.0%	$4,699	26.7%

International *	$5,496	24.6%	$2,677	15.2%	$2,819	105.3%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2022 increased $4.7 million, or 27%, from the same period in 2021. Printer, terminal and other hardware sales unit volume increased by 26% to approximately 48,000, units for the six months of 2022 driven primarily by a 65% increase in unit in our casino and gaming market.  The average selling price of our printers, terminals and other hardware increased 5% for the first six months of 2022 compared to the first six months of 2021 due primarily to price increases instituted on most of our products in the latter part of the first quarter of 2022.  FST software, labels and other recurring revenue increased $0.5 million, or 15%, in the first six months of 2022 compared to the first six months of 2021.

International sales for the first six months of 2022 increased $2.8 million, or 105%, from the same period in 2021 due primarily to a 137% increase in the international casino and gaming market.

Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$5,227	94.0%	$5,551	95.4%	$(324)	(5.8%)
International	335	6.0%	270	4.6%	65	24.1%
	$5,562	100.0%	$5,821	100.0%	$(259)	(4.4%)

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Hardware	$1,816	32.7%	$2,550	43.8%	$(734)	(28.8%)
Software, labels and other recurring revenue	3,746	67.3%	3,271	56.2%	475	14.5%
	$5,562	100.0%	$5,821	100.0%	$(259)	(4.4%)

The decrease in food service technology sales of $0.3 million, or 4%, in the first six months of 2022 compared to the first six months of 2021 was driven by a decrease in hardware sales, partially offset by an increase in sales of BOHA! software, labels and other recurring revenue.  Hardware sales decreased 29% in the first half of 2022 compared to the first half of 2021 due largely to lower sales to a national convenience store customer and an initial sale to a new national travel center customer completed in the first quarter of 2021 that did not reoccur in the first half of 2022.  FST software, labels and other recurring revenue sales increased 15% in the first six months of 2022 compared to the first six months of 2021.  This increase was primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations

POS automation. Sales of our worldwide POS automation products for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$2,472	100.0%	$2,412	99.7%	$60	2.5%
International	–	0.0%	8	0.3%	(8)	(100.0%)
	$2,472	100.0%	$2,420	100.0%	$52	2.1%

Sales of POS automation printers remained consistent, increasing $0.1 million, or 2%, for the first six months of 2022 compared to the first six months of 2021.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$6,717	59.5%	$4,402	69.5%	$2,315	52.6%
International	4,570	40.5%	1,930	30.5%	2,640	136.8%
	$11,287	100.0%	$6,332	100.0%	$4,955	78.3%

The increase in domestic sales of our casino and gaming products of $2.3 million, or 53%, for the first six months of 2022 compared to the first six months of 2021 was primarily due to an increase in domestic sales and price increases in our gaming and thermal casino printers, as we have experienced a positive recovery and believe we are increasing our market share during the first six months of 2022 compared to the same period in 2021 which was impacted by the COVID-19 pandemic.  This increase was somewhat tempered by a continued global chip shortage that limited our printer production during the second quarter of 2022.  We also completed an installation of EPICENTRAL software at a new casino during the second quarter of 2022 that contributed to the overall increase in domestic sales.

International sales of our casino and gaming products increased by $2.6 million, or 137%, in the first six months of 2022 compared to the first six months of 2021.  Sales of our thermal casino printers increased 118% and sales of our off-premise gaming printers increased 273%.  These increases are attributable to the recovery of the international markets after significant negative impacts from the COVID-19 pandemic during the 2021 period.

Printrex. Sales of our worldwide Printrex printers for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$–	0.0%	$52	19.2%	$(52)	(100.0%)
International	–	0.0%	219	80.8%	(219)	(100.0%)
	$–	0.0%	$271	100.0%	$(271)	(100.0%)

We made a strategic decision to exit the Printrex market as of December 31, 2021 and have had no sales, and expect to have no future sales in this market beyond 2021.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended		Six Months Ended
(In thousands, except percentages)	June 30, 2022		June 30, 2021		$ Change	% Change
Domestic	$2,413	80.3%	$2,532	91.0%	$(119)	(4.7%)
International	591	19.7%	250	9.0%	341	136.4%
	$3,004	100.0%	$2,782	100.0%	$222	8.0%

The decrease in domestic revenue from TSG of $0.1 million, or 5%, for the first six months of 2022 as compared to the first six months of 2021 was primarily due to lower service revenue and sales of consumable products.  Service revenue declined 35%, primarily related to declining revenue from a service contract with a legacy banking customer that is expected to expire during 2022. Consumable sales declined by 40% due to decreased sales of consumable products for our legacy products on which we are no longer focusing on.  These decreases were offset by a 16% increase in sales of replacement parts and accessories.

Internationally, TSG revenue increased $0.3 million, or 136%, for the first six months of 2022 compared to the first six months of 2021, primarily due to a 205% increase in sales of replacement parts and accessories to international casino and gaming customers.

Gross Profit.  Gross profit for the six months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$8,000	$6,771	18.2%	35.8%	38.4%

For the first six months of 2022, gross profit increased $1.2 million, or 18%, due largely to a sales increase of 27% in the first six months of 2022 compared to the first six months of 2021.  The decrease in gross margin percentage resulted primarily from higher freight and product costs incurred due to the worldwide supply chain disruption and chip shortage during the first six months of 2022.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$4,455	$3,607	23.5%	20.0%	20.5%

Engineering, design and product development expenses increased $0.8 million, or 24%, during the first six months of 2022 compared to first six months of 2021, as we gradually return to more normalized pre-COVID-19 spending levels, as well as the impact from the hiring of additional engineering staff in late 2021 and the first quarter of 2022 for continued development for our food service technology products.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$5,976	$3,210	86.2%	26.8%	18.2%

Selling and marketing expenses increased $2.8 million, or 86%, for the first six months of 2022 compared to the first six months of 2021 primarily due to investment spending for our FST sales and marketing groups.  During the first half of 2022, we initiated BOHA! market studies, increased marketing programs and hired additional sales staff to support our BOHA! products.  In addition to these investments, we incurred higher sales commissions, travel expenses and tradeshow expense, as we returned to pre-COVID-19 spending levels, compared to the lower level of spending during the first half of 2021 resulting from the negative impacts of the COVID-19 pandemic.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$6,127	$5,118	19.7%	27.4%	29.0%

General and administrative expenses increased $1.0 million, or 20%, for the first six months of 2022 compared to first six months of 2021 due to higher professional fees (including legal fees related to a shareholder matter that was resolved in March 2022 when we entered into a Cooperation Agreement with two shareholders), salary increases and depreciation and other expenses related to the implementation of a new ERP system that was completed in April 2022.  These increases were partially offset by a reduction in incentive compensation expense during the first half of 2022.

Operating Loss. Operating loss for the six months ended June 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$(8,558)	$(5,164)	65.7%	(38.3%)	(29.3%)

Our operating loss increased $3.4 million, or 66%, for the first six months of 2022 compared to the first six months of 2021 as a $1.2 million, or 18%, increase in gross profit on 27% higher sales was more than offset by a $4.6 million, or 39%, increase in operating expenses during the first half of 2022 compared to the first half of 2021.

Interest, net. We recorded net interest expense of $92 thousand for the first six months of 2022 compared to net interest expense of $42 thousand for the first six months of 2021.  The increase in net interest expense was primarily due to lower interest income earned from the note receivable to a third-party software developer that was collected in March 2021.  We expect interest expense to increase during the second half of 2022 due to required minimum borrowings pursuant to the terms of the July 2022 Credit Facility Amendment No. 2.

Other, net. We recorded other expense of $299 thousand for the first six months of 2022 compared to other expense of $100 thousand for the first six months of 2021 primarily due to increased foreign exchange losses recorded by our U.K. subsidiary largely due to a weakening of the British pound against the U.S. dollar in the second quarter of 2022.

Income Taxes. We recorded an income tax benefit for the first six months of 2022 of $2.2 million at an effective tax rate of 24.9%, compared to an income tax benefit for the first six months of 2021 of $1.2 million at an effective tax rate of 22.4%.

Net Loss. As a result of the above, we reported a net loss for the first six months of 2022 of $6.7 million, or $0.68 per diluted share, compared to a net loss of $4.1 million, or $0.46 per diluted share for the first six months of 2021.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2022, our cash and cash equivalents balance decreased by $15.6 million to $3.9 million as of June 30, 2022 due primarily to higher accounts receivable associated with higher sales volumes, increased inventory related to strategic inventory purchases in response to the global supply chain crisis and a reported net loss for the period.

Operating activities: The following significant factors affected our cash used in operating activities of $14.6 million for the first six months of 2022 as compared to cash used in operating activities of $3.9 million for the first six months of 2021:

During the first six months of 2022:
●	We reported a net loss of $6.7 million.
●	We recorded depreciation and amortization of $0.6 million and share-based compensation expense of $0.6 million.
●	Accounts receivable increased $4.5 million due to higher sales volumes in the first half of 2022.
●	Deferred income taxes increased $2.2 million due to continued losses.
●	Inventories increased $3.3 million due largely to strategic purchases of electronic parts in volume in an effort to minimize disruptions of production at our contract manufacturers.

During the first six months of 2021:
●	We reported a net loss of $4.1 million.
●	We recorded depreciation and amortization of $0.5 million and share-based compensation expense of $0.7 million.
●	Accounts receivable increased $2.4 million primarily due to increased sales volume during the second quarter of 2021.
●	Inventories decreased $2.3 million due to the utilization of inventory on hand to fulfill sales.
●	Accounts payable increased $1.0 million due primarily to the timing of payments during the second quarter of 2021.
●	Accrued liabilities and other liabilities decreased $0.9 million, or 11%, due primarily to the payment of 2020 annual bonuses in March 2021.

Investing activities:  Our capital expenditures were $0.7 million for the first six months of 2022 compared to $0.2 million for the first six months of 2021.  Expenditures in 2022 were primarily related to the implementation of a new ERP system.  Expenditures in 2021 were primarily related to computer and networking equipment and new product tooling equipment.  During the first six months of 2021, we limited our capital expenditures to help preserve liquidity amidst the height of the COVID-19 pandemic.  Investing activities also provided $1.6 million in the first six months of 2021 for the collection of the remaining $1.6 million note receivable balance from an unaffiliated third party.

Financing activities:  Financing activities used $0.1 million of cash in the first six months of 2022.  During the first six months of 2021, financing activities provided $0.1 million of cash primarily from the exercise of stock options, net of withholding taxes paid.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Siena Credit Facility with Siena Lending Group LLC (the “Lender”) and terminated our credit facility with TD Bank N.A.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%.  The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.  Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Credit Facility Amendment”) to the Siena Credit Facility.  The Credit Facility Amendment changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  From July 31, 2021 to June 30, 2022, we have been in compliance with our excess availability covenant. As of June 30, 2022, we had no outstanding borrowings under the Siena Credit Facility and $4.5 million of available borrowing capacity under the Siena Credit Facility, excluding the excess availability covenant.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (the “Credit Facility Amendment No. 2”) to the Loan and Security Agreement, dated as of March 13, 2020, between the Lender and the Company, as amended by Amendment No. 1, dated as of July 21, 2021, between the Lender and the Company.  Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with the Credit Facility Amendment No. 2. The Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans.

The changes to the Siena Credit Facility Amendment No. 2 include, among other things, the following:

(i)	The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii)
The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under the  Siena Credit Facility and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

In addition, the Amended Fee Letter requires the Company, while it retains the ability to direct the use of funds in the deposit account, to maintain outstanding borrowings of at least $2,250,000 in principal amount. If the Company does not have the ability to direct the use of funds in the deposit account, then the Amended Fee Letter requires the Company to pay interest on at least $2,250,000 principal amount of loans, whether or not such amount of loans is actually outstanding.

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

On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that its PPP loan (including all interest accrued thereon) of $2.2 million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness on long-term debt” in the Consolidated Statement of Operations during the year ended December 31, 2021.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of the COVID-19 pandemic remain uncertain, and its ultimate impact is unknown.  Further, the availability under the Siena Credit Facility depends in part on inventory levels, which have been impacted, and will continue to be impacted, by supply chain disruptions due to the COVID-19 pandemic.  As a result, we continue to evaluate several different strategies to enhance our liquidity position as a result of the significant financial and operational impacts due to the COVID-19 pandemic.  These strategies may include, but are not limited to, seeking to raise additional capital through an equity or debt financing.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2022, the Company completed the implementation of a new ERP system, NetSuite.  We believe the implementation did not materially change our internal control over financial reporting.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2022, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors”, of our 2021 Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.  The risks factors described in our 2021 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
 None.

Item 6.	EXHIBITS

3.1
Certificate of Amendment to Certificate of Incorporation of TransAct Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 2, 2022).

3.2*	Certificate of Incorporation of TransAct Technologies Incorporated, as amended (conformed copy).
3.3
Amended and Restated Bylaws of TransAct Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 2, 2022).

10.1	Third Amendment to Lease Agreement by and between Columbia Nevada Paradise Industrial, LLC and TransAct dated April 26, 2022.
18.1	Audit Preference Letter.
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 18, 2022	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: August 18, 2022	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)