Form 10-Q
period 2022-09-30
TRANSACT TECHNOLOGIES INC
filed 2022-11-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022
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

As of October 31, 2022, the number of shares outstanding of the Company’s common stock, par value $0.01 per share, was 9,911,533.

TRANSACT TECHNOLOGIES INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, as adjusted – see Note 9)

	September 30, 2022	December 31, 2021
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$6,364	$19,457
Accounts receivable, net	13,639	7,593
Employee retention credit receivable	1,500	1,500
Inventories	11,115	7,711
Prepaid income taxes	188	137
Other current assets	984	738
Total current assets	33,790	37,136

Fixed assets, net of accumulated depreciation of $17,499 and $16,736, respectively	2,737	2,684
Right-of-use asset	2,693	2,553
Goodwill	2,621	2,621
Deferred tax assets	7,520	5,143
Intangible assets, net of accumulated amortization of $1,325 and $1,209, respectively	281	397
Other assets	297	400
	16,149	13,798
Total assets	$49,939	$50,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of revolving loan payable	$2,250	$–
Accounts payable	6,156	4,308
Accrued liabilities	3,998	3,894
Lease liability	827	789
Deferred revenue	1,158	805
Total current liabilities	14,389	9,796

Deferred revenue, net of current portion	164	186
Lease liability, net of current portion	1,909	1,781
Other liabilities	195	187
	2,268	2,154
Total liabilities	16,657	11,950

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,956,375 and 13,917,731 shares issued, respectively; 9,911,533 and 9,872,889 shares outstanding, respectively	139	139
Additional paid-in capital	55,995	55,246
Retained earnings	9,370	15,566
Accumulated other comprehensive (loss) income, net of tax	(112)	143
Treasury stock, at cost, 4,044,842 shares	(32,110)	(32,110)
Total shareholders’ equity	33,282	38,984
Total liabilities and shareholders’ equity	$49,939	$50,934

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, as adjusted – see Note 9)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)

Net sales	$17,856	$10,637	$40,181	$28,263
Cost of sales	9,663	6,332	23,988	17,187
Gross profit	8,193	4,305	16,193	11,076

Operating expenses:
Engineering, design and product development	1,985	1,876	6,440	5,483
Selling and marketing	2,748	1,899	8,724	5,109
General and administrative	3,073	2,146	9,200	7,264
	7,806	5,921	24,364	17,856

Operating income (loss)	387	(1,616)	(8,171)	(6,780)
Interest and other income (expense):
Interest, net	(53)	(29)	(145)	(71)
Other, net	132	(69)	(167)	(169)
Gain on forgiveness of long-term debt	–	2,173	–	2,173
	79	2,075	(312)	1,933

Income (loss) before income taxes	466	459	(8,483)	(4,847)
Income tax benefit	62	442	2,287	1,629
Net income (loss)	$528	$901	$(6,196)	$(3,218)

Net income (loss) per common share:
Basic	$0.05	$0.10	$(0.63)	$(0.35)
Diluted	$0.05	$0.09	$(0.63)	$(0.35)

Shares used in per-share calculation:
Basic	9,911	9,408	9,902	9,112
Diluted	9,911	9,846	9,902	9,112

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, as adjusted – see Note 9)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Net income (loss)	$528	$901	$(6,196)	$(3,218)
Foreign currency translation adjustment, net of tax	(205)	23	(255)	108
Comprehensive income (loss)	$323	$924	$(6,451)	$(3,110)

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, as adjusted – see Note 9)

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,196)	$(3,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	868	952
Depreciation and amortization	984	721
Deferred income taxes	(2,387)	(1,520)
Gain on the sale of fixed assets	–	(8)
Foreign currency transaction losses	165	175
Gain on forgiveness of long-term debt	–	(2,173)
Changes in operating assets and liabilities:
Accounts receivable	(6,343)	(3,124)
Inventories	(3,551)	4,677
Prepaid income taxes	(51)	(110)
Other current and long-term assets	(137)	(213)
Accounts payable	1,926	(241)
Accrued liabilities and other liabilities	508	143
Net cash used in operating activities	(14,214)	(3,939)

Cash flows from investing activities:
Capital expenditures	(955)	(804)
Proceeds from the sale of fixed assets	–	8
Collection of note receivable	–	1,598
Net cash (used in) provided by investing activities	(955)	802

Cash flows from financing activities:
Proceeds from the issuance of common stock	–	12,214
Proceeds from bank borrowings	2,250	–
Payment of common stock issuance costs	–	(867)
Proceeds from stock option exercises	–	284
Withholding taxes paid on stock issuances	(119)	(100)
Payment of bank financing costs	(69)	(31)
Net cash provided by financing activities	2,062	11,500

Effect of exchange rate changes on cash and cash equivalents	14	(64)

(Decrease) increase in cash and cash equivalents	(13,093)	8,299
Cash and cash equivalents, beginning of period	19,457	10,359
Cash and cash equivalents, end of period	$6,364	$18,658

See notes to Condensed Consolidated Financial Statements.

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, as adjusted – see Note 9)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Equity beginning balance	$32,672	$26,963	$38,984	$30,125
Common Stock
Balance, beginning of period	139	130	139	130
Issuance of common stock	–	9	–	9
Balance, end of period	139	139	139	139

Additional paid-in capital
Balance, beginning of period	55,708	43,408	55,246	42,536
Issuance of common stock, net of issuance costs	–	11,201	–	11,201
Share-based compensation expense	287	257	868	952
Issuance of shares from exercise of stock options	–	7	–	284
Relinquishment of stock awards and restricted stock units to pay for withholding taxes	–	–	(119)	(100)
Balance, end of period	55,995	54,873	55,995	54,873

Retained earnings
Balance, beginning of period	8,842	15,488	15,566	19,607
Net income (loss)	528	901	(6,196)	(3,218)
Balance, end of period	9,370	16,389	9,370	16,389

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	93	47	143	(38)
Foreign currency translation adjustment, net of tax	(205)	23	(255)	108
Balance, end of period	(112)	70	(112)	70

Equity ending balance	$33,282	$39,361	$33,282	$39,361

Supplemental share information
Issuance of common stock	–	842	–	842
Issuance of shares from stock awards	2	3	65	94
Relinquishment of stock awards to pay withholding taxes	–	–	26	32

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

The financial position and results of operations of our U.K. subsidiary are measured using the local currency as the functional currency.  Assets and liabilities of such subsidiary have been translated at the end-of-period exchange rates, and related revenues and expenses have been translated at the exchange rate as of the date the transaction was recognized, with the resulting translation gain or loss recorded in “Accumulated other comprehensive income (loss), net of tax” in the Condensed Consolidated Balance Sheets and “Accumulated other comprehensive income (loss), net of tax” in the Condensed Consolidated Statements of Changes in Shareholders’ Equity.  Transaction gains and losses are included in “Other, net” in the Condensed Consolidated Statements of Operations.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

See Note 9 for a discussion of a change in accounting principle which occurred in the second quarter of 2022. TransAct changed its method of inventory valuation from standard costing which approximates first-in first-out (“FIFO”) to the average costing methodology. All prior periods presented have been retrospectively adjusted to apply the new method of accounting.

Certain prior period amounts have been adjusted to conform with the current year presentation.

Impact of the COVID-19 pandemic and Global Supply Chain Disruptions
Since early 2020, the COVID-19 pandemic has continued to cause uncertainty and disruption in the global economy and financial markets, such as increased shipping and logistics costs and supply chain disruptions.  We have also been impacted by global supply chain issues and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to customers.  During 2021, our inventory levels decreased significantly as a result of these supply chain disruptions and we experienced significantly lower sales levels because of the global economic slowdown.  However, during the first nine months of 2022, we have been able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions as well as sourcing component parts from alternate suppliers.  This strategy allowed us to meet expanding customer demands and significantly grow our sales after the first quarter of 2022 as the pandemic eased.  Although we have been able to increase inventory levels during the first nine months of 2022, there can be no assurance that new supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will be able to offset any future cost increases should they arise.  After a slowdown in the first quarter of 2022 resulting from the Omicron and other variants of COVID-19, we have continued to experience demand recovery in the second and third quarters of 2022. We expect this recovery to continue during the remainder of 2022.

Balance Sheet, Cash Flow and Liquidity. We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic, supply chain disruptions and inflationary pressures:
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

●
PPP Loan – On May 1, 2020, the Company was granted a $2.2 million loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”).  On July 8, 2021, we received notice that the PPP Loan had been forgiven as of July 1, 2021.  See Note 5 for further details regarding the PPP Loan.

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 as a $1.5 million “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and recorded a $1.5 million “Employee retention credit receivable” in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.  We expect to receive these funds within the next twelve months.

●
Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC (the “Lender”) that provides a revolving credit line of up to $10.0 million, subject to a borrowing base, and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 for further details regarding this facility.

●	Reduced Capital Expenditures – We limited capital expenditures during 2020 and 2021 and are gradually increasing expenditures during 2022 as sales improve.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the issuance date of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”), including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following such issuance date.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to increase during the balance of 2022.  Though demand for our products at casinos has increased substantially in 2022, and we expect this trend to continue, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales.  We believe that we are positioned to withstand the impact of any potential economic downturn or slower than anticipated economic recovery.  However, despite our recent large backlog of orders and increasing market share, should such conditions arise, we believe we will be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

For a discussion of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies within Part II, Item 8, “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2021.  Other than as described in Note 9 of this Form 10Q, there have been no changes to our significant accounting policies since our Annual Report on Form 10K for the year ended December 31, 2021.

2. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2022			2021
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,496	$252	$3,748	$3,065	$217	$3,282
POS automation	5,228	–	5,228	1,188	–	1,188
Casino and gaming	3,758	3,985	7,743	2,656	1,380	4,036
Printrex	–	–	–	–	160	160
TransAct Services Group	983	154	1,137	1,856	115	1,971
Total net sales	$13,465	$4,391	$17,856	$8,765	$1,872	$10,637

	Nine Months Ended
	September 30,
	2022			2021
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$8,723	$587	$9,310	$8,616	$487	$9,103
POS automation	7,700	–	7,700	3,600	8	3,608
Casino and gaming	10,475	8,555	19,030	7,058	3,310	10,368
Printrex	–	–	–	52	379	431
TransAct Services Group	3,396	745	4,141	4,388	365	4,753
Total net sales	$30,294	$9,887	$40,181	$23,714	$4,549	$28,263

Contract balances

Contract assets consist of unbilled receivables.  Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced.  An unbilled receivable is recorded to reflect revenue that is recognized when such revenue exceeds the amount invoiced to the customer. Unbilled receivables are separated into current and non-current assets and included within “Accounts receivable, net” and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets.

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL® maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the nine months ended September 30, 2022, we recognized revenue of $0.8 million related to our contract liabilities at December 31, 2021. Total net contract liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Unbilled receivables, current	$393	$314
Unbilled receivables, non-current	196	308
Customer pre-payments	(221)	(99)
Deferred revenue, current	(1,158)	(805)
Deferred revenue, non-current	(164)	(186)
Total net contract liabilities	$(954)	$(468)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2022, the aggregate amount of transaction prices allocated to remaining performance obligations was $19.0 million.  The Company expects to recognize revenue of $18.5 million of its remaining performance obligations within the next 12 months following September 30, 2022, $0.4 million within the next 24 months following September 30, 2022 and the balance of these remaining performance obligations within the next 36 months following September 30, 2022.

3. Inventories

The components of inventories were:

	September 30, 2022	December 31, 2021
	(In thousands)

Raw materials and purchased component parts	$10,183	$6,470
Work-in-process	–	11
Finished goods	932	1,230
	$11,115	$7,711

4. Accrued product warranty liability

We generally provide hardware warranties on our products for up to 24 months and record the estimated cost of such product warranties at the time the sale is recorded.  Estimated warranty costs are based upon actual past experience of product repairs and the related estimated cost of labor and material to make the necessary repairs.

The following table summarizes the activity recorded in the accrued product warranty liability during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)

Balance, beginning of period	$101	$140
Warranties issued	40	39
Warranty settlements	(64)	(70)
Balance, end of period	$77	$109

As of September 30, 2022, $57 thousand of the accrued product warranty liability was classified as current in “Accrued liabilities” in the Condensed Consolidated Balance Sheet and the remaining $20 thousand was classified as non-current in “Other liabilities”.

5. Debt

Credit Facility

On March 13, 2020, we entered into a credit facility (the “Siena Credit Facility”) with the Lender and terminated our credit facility with TD Bank, N.A.  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets.  We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility.  Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory and restricts, among other things, our ability to incur additional indebtedness and create other liens.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the original financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility.  Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  From July 31, 2021 to September 30, 2022, we remained in compliance with our excess availability covenant. As of September 30, 2022, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $2.5 million of net borrowing capacity available under the Siena Credit Facility.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (“Siena Credit Facility Amendment No. 2”) to the Siena Credit Facility, as amended by Siena Credit Facility Amendment No. 1.  Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with the Siena Credit Facility Amendment No. 2. The Siena Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans.

The changes to the Siena Credit Facility provided for in Siena Credit Facility Amendment No. 2 include, among other things, the following:

(i) The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii) The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under Siena Credit Facility (as amended) and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

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

PPP Loan

On May 1, 2020, the Company was granted the PPP Loan from Berkshire Bank in the aggregate amount of $2.2 million, pursuant to the PPP.  Under the terms of the PPP, the PPP Loan would be forgiven to the extent that funds from the PPP Loan were used for payroll costs and costs to continue group health care benefits, as well as for interest on mortgage obligations incurred before February 15, 2020, rent under lease agreements in effect before February 15, 2020, utilities for which service began before February 15, 2020, and interest on debt obligations incurred before February 15, 2020, subject to conditions and limitations provided in the CARES Act.  At least 60% (under the PPP terms, as amended) of the proceeds from the PPP Loan were required to be used for eligible payroll costs for the PPP Loan to be forgiven.

On July 8, 2021, the Company received notifications from Berkshire Bank and the SBA that the PPP Loan (including all interest accrued thereon) of $2.2 million had been fully forgiven by the SBA and that the forgiveness payment date was July 1, 2021.  The forgiveness of the PPP Loan was reported as “Gain on forgiveness of long-term debt” in the Consolidated Statement of Operations during the year ended December 31, 2021.

6. Earnings per share

The following table sets forth the reconciliation of basic weighted average shares outstanding and diluted weighted average shares outstanding (as adjusted, See Note 9):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income (loss)	$528	$901	$(6,196)	$(3,218)

Shares:
Basic: Weighted average common shares outstanding	9,911	9,408	9,902	9,112
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	438	–	–
Diluted: Weighted average common and common equivalent shares outstanding	9,911	9,846	9,902	9,112

Net income (loss) per common share:
Basic	$0.05	$0.10	$(0.63)	$(0.35)
Diluted	$0.05	$0.09	$(0.63)	$(0.35)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive.  For the three months ended September 30, 2022 and 2021, there were 0.3 million and 0.3 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  For the nine months ended September 30, 2022 and 2021, there were 1.6 million and 0.4 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  In periods for which a net loss is reported, such as the nine months ended September 30, 2022 and 2021, basic and diluted net loss per common share are calculated using the same method.

For the three months ended September 30, 2022, the dilutive effect of outstanding options and restricted stock units, as determined by the treasury stock method, was less than one thousand shares and thus did not impact the rounded shares presented above.

7. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheets.  Our leases have remaining lease terms of two to four years, some of which include options to extend. Lease expense is recognized on a straight-line basis over the lease term.

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

Operating lease expense for the three months ended September 30, 2022 and 2021 was $261 thousand and $235 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expense for the nine months ended September 30, 2022 and 2021 was $748 thousand and $717 thousand, respectively. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Operating cash outflows from leases	$617	$750

The following summarizes additional information related to our leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.0	3.5
Weighted average discount rate	4.5%	4.4%

The maturity of the Company’s operating lease liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
2022	$218	$886
2023	968	721
2024	1,019	721
2025	707	426
2026	19	23
Total undiscounted lease payments	2,931	2,777
Less imputed interest	195	207
Total lease liabilities	$2,736	$2,570

8. Income taxes

We recorded an income tax benefit for the third quarter of 2022 of $62 thousand at an effective tax rate of (13.3%), compared to an income tax benefit for the third quarter of 2021 of $442 thousand at an effective tax rate of (96.3%).  For the nine months ended September 30, 2022,  we recorded an income tax benefit of $2.3 million at an effective tax rate of (27.0%), compared to an income tax benefit for the nine months ended September 30, 2021 of $1.6 million at an effective tax rate of (33.6%).

We are subject to U.S. federal income tax, as well as income tax in certain U.S. states and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2018.  However, our federal tax returns from 2019 through 2021 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.

As of September 30, 2022, we had $116 thousand of total gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  For the third quarter of 2022, we recognized $28 thousand of previously unrecognized tax benefits as the statute of limitations on the use of our 2018 research and development credit expired during the third quarter of 2022.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  As of September 30, 2022, we had $20 thousand of accrued interest and penalties related to uncertain tax positions.

Management evaluates all jurisdictions based on historical pre-tax earnings and taxable income to determine the need for valuation allowances on a quarterly basis.  The three months ended September 30, 2022 benefitted from the remeasurement of our deferred tax asset valuation allowance associated with our operations in the United Kingdom.  Based on this analysis, we currently have no valuation allowances recorded for any jurisdiction.

9.  Change in accounting principle

Effective April 1, 2022, TransAct changed its method of inventory valuation from standard costing which approximates FIFO to the average costing methodology.  We believe this methodology is preferable because it reflects a better estimate of inventory cost as we do not typically perform intensive manufacturing of our finished products, which are therefore better measured under average cost.  In addition, our business is projected to include an increasing sales volume of software going forward, which better aligns with average costing.  Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively.  Tax effects are calculated at the Company’s marginal tax rate, or the tax impact of incremental income changes rather than the average tax rate applied to our total net loss before income taxes.  The following financial statement line items for the periods presented were impacted by the change in accounting principle.

The effect of the changes made to the Company’s Condensed Consolidated Balance Sheets for the periods presented are as follows:

	December 31, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Inventories	$7,720	$7,711	$(9)
Deferred tax assets	5,141	5,143	2
Retained earnings	15,573	15,566	(7)

The ending balance in retained earnings as of December 31, 2020 was adjusted from $19,718 to $19,607.

The effect of the changes made to the Company’s Condensed Consolidated Statements of Operations for the periods presented are as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Cost of sales	$6,320	$6,332	$12	$17,432	$17,187	$(245)
Gross profit	4,317	4,305	(12)	10,831	11,076	245
Operating loss	(1,604)	(1,616)	(12)	(7,025)	(6,780)	245
Income (loss) before income taxes	471	459	(12)	(5,092)	(4,847)	245
Income tax benefit	439	442	3	1,682	1,629	(53)
Net income (loss)	910	901	(9)	(3,410)	(3,218)	192

Net income (loss) per common share:
Basic	$0.10	$0.10	$–	$(0.37)	$(0.35)	$0.02
Diluted	$0.09	$0.09	$–	$(0.37)	$(0.35)	$0.02

Shares used in per-share calculation:
Basic	9,408	9,408		9,112	9,112
Diluted	9,846	9,846		9,112	9,112

The effect of the changes made to the Company’s Condensed Consolidated Statements of Comprehensive Income (loss) for the periods presented are as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Net income (loss)	$910	$901	$(9)	$(3,410)	$(3,218)	$192
Comprehensive income (loss)	933	924	(9)	(3,302)	(3,110)	192

The effect of the changes made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods presented are as follows:

	Nine months ended September 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(3,410)	$(3,218)	$192
Deferred income taxes	(1,573)	(1,520)	53
Inventories	4,922	4,677	(245)

The effect of the changes made to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods presented are as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Under FIFO Cost	Under Average Cost	Effect of Change	Under FIFO Cost	Under Average Cost	Effect of Change
Equity beginning balance	$26,873	$26,963	$90	$30,236	$30,125	$(111)
Retained earnings -- beginning of period	15,398	15,488	90	19,718	19,607	(111)
Net income (loss)	910	901	(9)	(3,410)	(3,218)	192
Retained earnings -- end of period	16,308	16,389	81	16,308	16,389	81
Equity ending balance	39,280	39,361	81	39,280	39,361	81

10. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were issued.  Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as adjusted for a change in accounting principle)

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which involves certain risks and uncertainties, including, but not limited to, those listed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), and in our other filings with the Securities and Exchange Commission (the “SEC”).  Such risks and uncertainties could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.  Any such risks and uncertainties may also be exacerbated by the ultimate impact, which is unknown at this time, of the COVID-19 pandemic, supply chain disruptions, inflation and the Russia/Ukraine conflict and its impact on economic conditions, including increased costs and inflation, supply chains and financial markets.  In addition, statements made in this Report about the potential effects and impacts of the COVID-19 pandemic, supply chain disruptions, inflation or the Russia/Ukraine conflict on the Company’s business, financial condition, liquidity and results of operations may constitute forward-looking statements due to factors and future developments that are uncertain, unpredictable and, in many cases, beyond our control, including the scope, duration and extent of the current economic environment and the direct and indirect impact of the COVID-19 pandemic and the Russia/Ukraine conflict on our employees, customers and third parties with which we conduct business, including difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions and inflationary pressures.  Although management has taken steps to mitigate any negative effect of such risks and uncertainties, significant unfavorable changes could severely impact the assumptions used.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect the impact of subsequent events or circumstances, except as required by law.  As used in this Report, unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “TransAct” refer to the consolidated operations of TransAct Technologies Incorporated and its consolidated subsidiaries.

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

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Impact of the COVID-19 Pandemic and Global Supply Chain Disruptions
Since early 2020, the COVID-19 pandemic has continued to cause uncertainty and disruption in the global economy and financial markets, such as increased shipping and logistics costs and supply chain disruptions.  We have also been impacted by global supply chain issues and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  During 2021, our inventory levels decreased significantly as a result of these supply chain disruptions, as well as significantly lower sales levels.  However, during the first nine months of 2022 we have been able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions as well as sourcing component parts from alternate suppliers.  Although we have been able to increase inventory levels during the first nine months of 2022, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will be able to offset any future cost increases should they arise.  After a slowdown in the first quarter of 2022 resulting from the Omicron and other variants of COVID-19, we have continued to experience demand recovery in the second and third quarters of 2022. Based on our strong backlog position and continued market expansion, we expect this recovery to continue during the remainder of 2022 and into 2023, though the exact timing and pace of recovery may be impacted by global economic conditions.

During 2020 and 2021, our gross margin was negatively impacted by significantly lower sales levels from the economic effects of the COVID-19 pandemic as well as increased material and shipping costs resulting from worldwide supply chain disruptions continuing into 2022.  However, we have seen significant improvement in the second and third quarters of 2022 resulting from significantly higher sales levels and price increases we instituted on our products to mitigate higher material and shipping costs.  Though we expect this trend to continue for the remainder of 2022, our gross margin may be negatively impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions inflationary pressures and potential new COVID-19 variants on the markets we serve.

Although in 2022 we have continued to gradually return to more normalized pre-COVID-19 spending levels after implementing a number of cost saving measures in 2020 through 2022, we expect to continue to closely monitor our spending levels and implement expense management measures if and when circumstances warrant.

Since the onset of the COVID-19 pandemic, our top priority has been to ensure the health and safety of our employees while continuing to provide our customers with high-quality, personalized service.  After instituting work-from-home practices in 2020, we have transitioned in 2022 to a more hybrid and flexible model to accommodate both our employees and the needs of the business.  In addition, even with the transition to a hybrid model, our internal control structure remains operational and unchanged.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of September 30, 2022 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by the COVID-19 pandemic, supply chain disruptions and inflationary pressures, including lower than previously forecasted sales and customer demand and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Report.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the COVID-19 pandemic, supply chain disruptions and inflationary pressures are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of the current economic environment and the COVID-19 pandemic on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K, and other filings we make with the SEC from time to time, for further discussion of risks related to the COVID-19 pandemic.

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

Results of Operations: Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net Sales. Net sales, which include printer, terminal, software and label sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Food service technology (“FST”)	$3,748	21.0%	$3,282	30.9%	$466	14.2%
POS automation	5,228	29.3%	1,188	11.2%	4,040	340.1%
Casino and gaming	7,743	43.3%	4,036	37.9%	3,707	91.8%
Printrex	–	0.0%	160	1.5%	(160)	(100.0%)
TSG	1,137	6.4%	1,971	18.5%	(834)	(42.3%)
	$17,856	100.0%	$10,637	100.0%	$7,219	67.9%

International *	$4,391	24.6%	$1,872	17.6%	$2,519	134.6%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2022 increased $7.2 million, or 68%, from the same period in 2021.  Printer, terminal and other hardware sales unit volume increased 105% year-over-year to approximately 44,000 units for the third quarter of 2022 due primarily to increases of 192% and 81% in POS automation and casino and gaming sales unit volume, respectively.  The average selling price of our printers, terminals and other hardware increased 4% in the third quarter of 2022 compared to the third quarter of 2021 due primarily to price increases instituted on most of our products in the latter part of the first quarter of 2022.  In addition to the sales unit volume increases, FST software, labels and other recurring revenue increased $0.5 million, or 27%, in the third quarter of 2022 compared to the third quarter of 2021.

International sales for the third quarter of 2022 increased $2.5 million, or 135%, from the same period in 2021, primarily due to a 189% increase in sales in the international casino and gaming market driven largely by an increase in sales of our thermal casino printers.

Food service technology.  Our primary offering in the food service technology market is our BOHA! ecosystem, which combines our latest generation terminal and workstation, cloud-based software applications and related hardware into a complete offering of solutions to automate back-of-house operations in restaurants, convenience stores and food service operations.  The software component of BOHA! consists of a suite of software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring of food and equipment, timers, food safety labeling, media libraries, checklists and task lists, and equipment service management.  These applications are sold separately and customers purchase the applications they need for their back-of-house operations.  Customers may also purchase associated hardware, which can include the BOHA! Terminal and Workstation, handheld devices, tablets, temperature probes and temperature sensors. The BOHA! terminal combines an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels.  The BOHA!  WorkStation uses an iPad or Android tablet instead of an integrated touchscreen.  Both the BOHA! Terminal and Workstation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and allows over-the-air updates to the operating system.  BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-serve restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations.  Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  Sales of our worldwide food service technology products for the three months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$3,496	93.3%	$3,065	93.4%	$431	14.1%
International	252	6.7%	217	6.6%	35	16.1%
	$3,748	100.0%	$3,282	100.0%	$466	14.2%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Hardware	$1,187	31.7%	$1,265	38.5%	$(78)	(6.2%)
Software, labels and other recurring revenue	2,561	68.3%	2,017	61.5%	544	27.0%
	$3,748	100.0%	$3,282	100.0%	$466	14.2%

FST sales hit a new record high of $3.7 million in sales in the third quarter of 2022.  The increase of $0.5 million, or 14%, in food service technology sales for the third quarter of 2022 compared to the third quarter of 2021 was driven by an increase in software, labels and other recurring revenue, slightly offset by a 6% decline in hardware sales largely due to lower sales of our Accudate 9700 terminal. BOHA! software (recognized on a SaaS subscription basis), labels and other recurring revenue increased by 27%, primarily due to increased label and software sales due to the growth of the installed base of our BOHA! terminals and workstations.

POS automation. Revenue from the POS automation market includes sales of our Ithaca 9000 thermal printer used primarily by McDonalds and other quick-serve restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print liner-less labels.  Sales of our worldwide POS automation products for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$5,228	100.0%	$1,188	100.0%	$4,040	340.1%
International	–	0.0%	–	0.0%	–	0.0%
	$5,228	100.0%	$1,188	100.0%	$4,040	340.1%

The $4.0 million, or 340% increase in POS automation product revenue for the third quarter of 2022 compared to the third quarter of 2021 was driven by a 192% increase in unit sales.  During the second quarter of 2022, due to production limitations caused by the worldwide supply chain slowdown, we could not produce enough POS automation printers to fulfill customer orders.  However, during the third quarter of 2022, we successfully managed through the shortage, significantly increased production and began to fulfill our large backlog of sales orders which we expect to continue to fulfill for the remainder of 2022.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide.  Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments. Revenue from this market also includes royalties related to our patented casino and gaming technology.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$3,758	48.5%	$2,656	65.8%	$1,102	41.5%
International	3,985	51.5%	1,380	34.2%	2,605	188.8%
	$7,743	100.0%	$4,036	100.0%	$3,707	91.8%

The increase in domestic sales of our casino and gaming products for the third quarter of 2022 compared to the third quarter of 2021 of $1.1 million, or 42%, was primarily due to an across-the-board increase in OEM printer sales and price increases as we experience continued recovery and believe we are increasing our market share compared to the third quarter of 2021 when the casino and gaming market was negatively impacted by the COVID-19 pandemic. Though we successfully increased printer production during the third quarter of 2022, our casino sales were still somewhat tempered by the continued global chip shortage that limited our printer production during the third quarter of 2022.

Similar to the domestic sales increase, the international sales increase of our casino and gaming products for the third quarter of 2022 was $2.6 million compared to the third quarter of 2021 and was primarily due to a 224% increase in sales of our thermal casino printers.  Though sales in Asia remain impacted by the COVID-19 pandemic, we experienced a strong sales recovery and believe we are increasing market share primarily in Europe, and to a lesser extent Australia, during the third quarter of 2022 compared to the third quarter of 2021 when the international casino and gaming market was negatively impacted by the COVID-19 pandemic.

We expect production and sales of our casino printers to continue to ramp up in the fourth quarter of 2022 as we work through our large backlog of orders and capitalize on our increasing market share.

Printrex. Printrex branded printers were sold into markets that include wide format, desktop and rack mounted and vehicle mounted black/white thermal printers used by customers to log and plot oil field, seismic and down hole well drilling data in the oil and gas exploration industry.

Sales of our worldwide Printrex printers for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$–	0.0%	$–	0.0%	$–	0.0%
International	–	0.0%	160	100.0%	(160)	(100.0%)
	$–	0.0%	$160	100.0%	$(160)	(100.0%)

We made a strategic decision to exit the Printrex market as of December 31, 2021 and have had no sales, and expect to have no future sales in this market beyond 2021.

TSG. Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for legacy products), replacement parts, maintenance and repair services, refurbished printers, and shipping and handling charges.  Sales in our worldwide TSG market for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$983	86.5%	$1,856	94.2%	$(873)	(47.0%)
International	154	13.5%	115	5.8%	39	33.9%
	$1,137	100.0%	$1,971	100.0%	$(834)	(42.3%)

Domestic revenue from TSG for the third quarter of 2022 declined $0.9 million, or 47%, compared to the third quarter of 2021.  The decrease was primarily due to decreased sales of replacement parts for legacy lottery printers.  This decrease was partially offset by a 64% increase in service revenue and 80% increase in sales of legacy consumables compared to the impacted sales level in the third quarter of 2021 due to COVID-19.

Gross Profit.  Gross profit for the three months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$8,193	$4,305	90.3%	45.9%	40.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL® print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the third quarter of 2022, gross profit increased $3.9 million, or 90% due largely to a sales increase of 68% for the third quarter of 2022 compared to the third quarter of 2021.  During the third quarter of 2022, our gross margin increased 540 basis points, to 45.9%, compared to 40.5% in the third quarter of 2021.  The increase in gross margin resulted primarily from higher sales volume, a more favorable product mix and the effect of price increases instituted in the first quarter and third quarter of 2022.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the three months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$1,985	$1,876	5.8%	11.1%	17.6%

Engineering, design and product development expenses primarily include salary and payroll related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Such expenses increased $0.1 million, or 6%, for the third quarter of 2022 compared to the third quarter of 2021, resulting from a gradual return to more normalized pre-COVID-19 spending levels and from the full effect of hiring additional software developers in late 2021 to continue development of our food service technology products which we expect to continue for the remainder of 2022.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the three months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$2,748	$1,889	45.5%	15.4%	17.9%

Selling and marketing expenses primarily include salaries and payroll related expenses for our sales and marketing staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations,    e-commerce and other promotional marketing expenses.  Such expenses increased $0.9 million, or 46%, for the third quarter of 2022 compared to the third quarter of 2021, primarily due to investment spending for our FST sales and marketing groups.  During the third quarter of 2022, we increased marketing programs and hired additional sales and marketing staff to support our BOHA! products. In addition to these investments, we incurred higher sales commissions, travel expenses and tradeshow expenses, as we returned to pre-COVID-19 spending levels, compared to the lower level of spending during the third quarter of 2021 resulting from the negative impacts of COVID-19.

Operating Expenses - General and Administrative. General and administrative expense for the three months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$3,073	$2,146	43.2%	17.2%	20.2%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll related expenses for our executive, finance, human resources, business development and information technology staff, expenses related to our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly-traded company.  General and administrative expenses were up $0.9 million, or 43%, compared to the third quarter of 2021 due to higher professional fees, salary increases, the hiring of additional accounting and finance staff, recruiting fees, and depreciation and other expenses related to the implementation of a new ERP system that went live in April 2022.  These increases were partially offset by a reduction in incentive compensation expense.

Operating Income (Loss). Operating income (loss) for the three months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$387	$(1,616)	123.9%	2.2%	(15.2%)

Our operating income increased $2.0 million, or 124%, for the third quarter of 2022 compared to the third quarter of 2021 due to a $3.9 million, or 90%, increase in gross profit on 68% higher sales and 540 basis point improvement in gross margin, partially offset by a $1.9 million, or 32%, increase in operating expenses.

Interest, net. Net interest expense increased $24 thousand to $53 thousand for the third quarter of 2022 compared to $29 thousand for the third quarter of 2021.  Net interest expense increased, and we expect to continue to increase for the remainder of 2022, due to required minimum borrowings of $2.25 million pursuant to the terms of the Siena Credit Facility Amendment No. 2 entered into in July 2022 along with interest rate increases in the broader financial markets.

Other, net. We recorded other income of $132 thousand for the third quarter of 2022 compared to other expense of $69 thousand for the third quarter of 2021, primarily due to exchange gains in the third quarter of 2022.

Gain on Forgiveness of Long-Term Debt. We also recorded a $2.2 million gain on forgiveness of the PPP loan that occurred in the third quarter of 2021.

Income Taxes. We recorded an income tax benefit for the third quarter of 2022 of $62 thousand at an effective tax rate of (13.3%), compared to an income tax benefit for the third quarter of 2021 of $442 thousand at an effective tax rate of (96.3%). The tax benefit in the third quarter of 2022 primarily resulted from the reversal of a valuation allowance on deferred tax assets of our UK subsidiary, while a tax benefit was recognized during the third quarter of 2021 on pre-tax income due to the recognition of the gain on the forgiveness of the PPP Loan which is not taxable.

Net Income. As a result of the above, we reported net income for the third quarter of 2022 of $0.5 million, or $0.05 per diluted share, compared to net income of $0.9 million, or $0.09 per diluted share for the third quarter of 2021.

Results of Operations:  Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
FST	$9,310	23.2%	$9,103	32.2%	$207	2.3%
POS automation	7,700	19.2%	3,608	12.8%	4,092	113.4%
Casino and gaming	19,030	47.4%	10,368	36.7%	8,662	83.5%
Printrex	–	0.0%	431	1.5%	(431)	(100.0%)
TSG	4,141	10.2%	4,753	16.8%	(612)	(12.9%)
	$40,181	100.0%	$28,263	100.0%	$11,918	42.2%

International *	$9,887	24.6%	$4,549	16.1%	$5,338	117.3%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2022 increased $11.9 million, or 42%, from the same period in 2021. Printer, terminal and other hardware sales unit volume increased by 55% to approximately 92,000, units for the nine months of 2022 driven primarily by a 71% increase in unit sales in our casino and gaming market and 51% increase in POS automation unit sales.  The average selling price of our printers, terminals and other hardware increased 5% for the first nine months of 2022 compared to the first nine months of 2021 due primarily to price increases instituted on most of our products in the latter part of the first quarter of 2022.  FST software, labels and other recurring revenue increased $1.0 million, or 19%, in the first nine months of 2022 compared to the first nine months of 2021.

International sales for the first nine months of 2022 increased $5.3 million, or 117%, from the same period in 2021 due primarily to a 159% increase in the international casino and gaming market.

Food service technology. Sales of our worldwide food service technology products for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$8,723	93.7%	$8,616	94.7%	$107	1.2%
International	587	6.3%	487	5.3%	100	20.5%
	$9,310	100.0%	$9,103	100.0%	$207	2.3%

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Hardware	$3,003	32.3%	$3,815	41.9%	$(812)	(21.3%)
Software, labels and other recurring revenue	6,307	67.7%	5,288	58.1%	1,019	19.3%
	$9,310	100.0%	$9,103	100.0%	$207	2.3%

The increase in food service technology sales of $0.2 million, or 2%, in the first nine months of 2022 compared to the first nine months of 2021 was driven by an increase of 19% in sales of BOHA! software, labels and other recurring revenue, partially offset by a decrease of 21% in hardware sales.  This increase was primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations.  Hardware sales decreased 21% in the first nine months of 2022 compared to the first nine months of 2021 due largely to lower sales to a national convenience store customer.

POS automation. Sales of our worldwide POS automation products for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$7,700	100.0%	$3,600	99.8%	$4,100	113.9%
International	–	0.0%	8	0.2%	(8)	(100.0%)
	$7,700	100.0%	$3,608	100.0%	$4,092	113.4%

Sales of POS automation printers increased $4.1 million, or 113%, for the first nine months of 2022 compared to the first nine months of 2021. The increase in sales was driven primarily by increased sales to McDonald’s, largely in the third quarter of 2022, as we successfully managed through the global chip shortage and ramped up production and began to fulfill our backlog of orders from the second quarter of 2022.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$10,475	55.0%	$7,058	68.1%	$3,417	48.4%
International	8,555	45.0%	3,310	31.9%	5,245	158.5%
	$19,030	100.0%	$10,368	100.0%	$8,662	83.5%

Domestic sales of our casino and gaming products increased by $3.4 million, or 48%, for the first nine months of 2022 compared to the first nine months of 2021.  The increase was primarily due to an increase in domestic sales and price increases in our thermal casino printers, as we have experienced a continued recovery and believe we are increasing our market share during the first nine months of 2022 compared to the same period in 2021 which was impacted by the COVID-19 pandemic.  We also completed an installation of EPICENTRAL software at a new casino during the second quarter of 2022 that contributed to the overall increase in domestic sales.

International sales of our casino and gaming products increased by $5.2 million, or 159%, in the first nine months of 2022 compared to the first nine months of 2021.  Sales of our thermal casino printers increased 162% and sales of our off-premises gaming printers increased 137%.  These increases are attributable to the recovery of the international markets after significant negative impacts from the COVID-19 pandemic during the 2021 period as well as increased sales volume due to our increasing market share.

Printrex. Sales of our worldwide Printrex printers for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$–	0.0%	$52	12.1%	$(52)	(100.0%)
International	–	0.0%	379	87.9%	(379)	(100.0%)
	$–	0.0%	$431	100.0%	$(431)	(100.0%)

We made a strategic decision to exit the Printrex market as of December 31, 2021 and have had no sales, and expect to have no future sales in this market beyond 2021.

TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended		Nine Months Ended
(In thousands, except percentages)	September 30, 2022		September 30, 2021		$ Change	% Change
Domestic	$3,396	82.0%	$4,388	92.3%	$(992)	(22.6%)
International	745	18.0%	365	7.7%	380	104.1%
	$4,141	100.0%	$4,753	100.0%	$(612)	(12.9%)

Domestic revenue from TSG declined $0.9 million, or 23%, for the first nine months of 2022 as compared to the first nine months of 2022.  The decrease was primarily due to decreased sales of replacement parts for legacy lottery printers. The decline was largely driven by a 27% decrease in sales of replacement parts primarily for legacy lottery printers and a 13% year-over-year decrease in service revenue.

Internationally, TSG revenue increased $0.4 million, or 104%, for the first nine months of 2022 compared to the first nine months of 2021, primarily due to a 156% increase in sales of replacement parts and accessories to international casino and gaming customers, partially offset by an 88% decline in service revenue over the comparable period.

Gross Profit.  Gross profit for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$16,193	$11,076	46.2%	40.3%	39.2%

For the first nine months of 2022, gross profit increased $5.1 million, or 46%, due largely to a sales increase of 42% in the first nine months of 2022 compared to the first nine months of 2021.  This increase is a result of a higher volume of sales, a more favorable product mix, and the effect from two rounds of price increases we instituted late in the first quarter of 2022 and again in September 2022 to mitigate higher product and shipping costs related to the worldwide supply chain disruptions.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$6,440	$5,483	17.5%	16.0%	19.4%

Engineering, design and product development expenses increased $1.0 million, or 18%, during the first nine months of 2022 compared to first nine months of 2021, resulting from a gradual return to more normalized pre-COVID-19 spending levels, as well as from the impact from the hiring of additional engineering staff in late 2021 and the first quarter of 2022 for continued development of our food service technology products.  These increases were partially offset by cost reduction initiatives we instituted that took full effect in the third quarter of 2022.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$8,724	$5,109	70.8%	21.7%	18.1%

Selling and marketing expenses increased $3.6 million, or 71%, for the first nine months of 2022 compared to the first nine months of 2021 primarily due to investment spending for our FST sales and marketing groups.  During the first nine months of 2022, we initiated BOHA! market studies, increased marketing programs and hired additional sales staff to support our BOHA! products.  In addition to these investments, we incurred higher sales commissions, travel expenses and tradeshow expenses, as we gradually return to pre-COVID-19 spending levels, compared to the lower level of spending during the first nine months of 2021 resulting from the negative impacts of the COVID-19 pandemic. These increases were partially offset by cost reduction initiatives we instituted that took full effect in the third quarter of 2022.

Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$9,200	$7,264	26.7%	22.9%	25.7%

General and administrative expenses increased $1.9 million, or 27%, for the first nine months of 2022 compared to first nine months of 2021 due to higher professional fees (including legal fees related to a shareholder matter that was resolved in March 2022 when we entered into a Cooperation Agreement with two shareholders), salary increases, the hiring of additional staff, recruiting fees, and depreciation and other expenses related to the implementation of a new ERP system that went live in April 2022.  These increases were partially offset by a reduction in incentive compensation expense during the first nine months of 2022.

Operating Loss. Operating loss for the nine months ended September 30, 2022 and 2021 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2022	2021	Change	Total Sales - 2022	Total Sales - 2021
$(8,171)	$(6,780)	20.5%	(20.3%)	(24.0%)

Our operating loss increased $1.4 million, or 21%, for the first nine months of 2022 compared to the first nine months of 2021 as a $5.1 million, or 46%, increase in gross profit on 42% higher sales was more than offset by a $6.5 million, or 36%, increase in operating expenses during the first nine months of 2022 compared to the first nine months of 2021.

Interest, net. We recorded net interest expense of $145 thousand for the first nine months of 2022 compared to net interest expense of $71 thousand for the first nine months of 2021.  The increase in net interest expense was primarily due to lower interest income earned from the note receivable to a third-party software developer that was collected in March 2021.  Interest expense has increased during 2022 and we expect will continue to increase during the remainder of 2022 due to required minimum borrowings pursuant to the terms of the July 2022 Credit Facility Amendment No. 2 along with interest rate increases in the broader financial markets.

Other, net. We recorded other expense of $167 thousand for the first nine months of 2022 compared to other expense of $169 thousand for the first nine months of 2021.  These losses are primarily attributable to foreign exchange losses recorded by our U.K. subsidiary largely due to a weakening of the British Pound against the U.S. Dollar during both periods.

Gain on Forgiveness of Long-Term Debt. We recorded a $2.2 million gain on forgiveness of the PPP Loan that occurred in the third quarter of 2021.

Income Taxes. We recorded an income tax benefit for the first nine months of 2022 of $2.3 million at an effective tax rate of (27.0%), compared to an income tax benefit for the first nine months of 2021 of $1.6 million at an effective tax rate of (33.6%).  The tax rate benefit recorded for the nine months ended September 30, 2021 was unusually high as it included the recognition of the gain on the forgiveness of the PPP Loan which is not taxable.

Net Loss. As a result of the above, we reported a net loss for the first nine months of 2022 of $6.2 million, or $0.63 per diluted share, compared to a net loss of $3.2 million, or $0.35 per diluted share for the first nine months of 2021.

Liquidity and Capital Resources

Cash Flow
For the first nine months of 2022, our cash and cash equivalents balance decreased by $13.1 million to $6.4 million as of September 30, 2022 due primarily to higher accounts receivable associated with higher sales volumes, increased inventory related to strategic inventory purchases in response to the global supply chain crisis and a reported net loss for the period, offset by proceeds from bank borrowings of $2.3 million.

Operating activities: The following significant factors affected our cash used in operating activities of $14.2 million for the first nine months of 2022 as compared to cash used in operating activities of $3.9 million for the first nine months of 2021:

During the first nine months of 2022:
●	We reported a net loss of $6.2 million.
●	We recorded depreciation and amortization of $1.0 million and share-based compensation expense of $0.9 million.
●	Accounts receivable increased $6.3 million due to higher sales volumes in the third quarter of 2022.
●	Deferred income taxes increased $2.4 million in large part due to continued losses.
●	Inventories increased $3.6 million due largely to strategic purchases of electronic parts in volume in an effort to minimize disruptions of production at our contract manufacturers.
●	Accounts payable increased $1.9 million due increased inventory purchases and the timing of cash disbursements.

During the first nine months of 2021:
●	We reported a net loss of $3.2 million.
●	We recorded depreciation and amortization of $0.7 million and share-based compensation expense of $1.0 million.
●	Accounts receivable increased $3.1 million primarily due to increased sales volume during the third quarter of 2021.
●
Inventories decreased $4.7 million due to the utilization of inventory on hand to fulfill sales and significantly reduced inventory purchases resulting from the supply chain disruptions caused by the COVID-19 pandemic.

●	We recorded a gain on the forgiveness of debt of $2.2 million in the third quarter of 2021.
●	Deferred income taxes increased $1.5 million due in large part to continued losses.
●	Other current and long-term assets increased $0.2 million due primarily to prepaid expenses related to tradeshows held in the fourth quarter of 2021.
●	Accounts payable decreased $0.2 million due primarily to a decrease in inventory purchases made during the third quarter of 2021.

Investing activities:  Our capital expenditures were $1.0 million for the first nine months of 2022 compared to $0.8 million for the first nine months of 2021.  Expenditures in 2022 were primarily related to the implementation of a new ERP system.  Expenditures in 2021 were primarily related to our new ERP system, computer and networking equipment and new product tooling equipment.  During the first nine months of 2021, we limited our capital expenditures to help preserve liquidity amidst the height of the COVID-19 pandemic.  Investing activities also provided $1.6 million in the first nine months of 2021 for the collection of the remaining $1.6 million note receivable balance from an unaffiliated third party.

Financing activities:  Financing activities provided $2.1 million of cash in the first nine months of 2022 primarily due to proceeds received from the Siena Credit Facility.  This increase was partially offset by $0.1 million for the payment of withholding taxes on stock issued under our compensation plans and $69 thousand for the payment of financing costs associated with Siena Credit Facility Amendment No. 2). During the first nine months of 2021, financing activities provided $11.5 million of cash primarily from the completion of an underwritten public offering which provided net proceeds of $11.3 million after deducting underwriting discounts, commissions and offering expenses and, to a lesser extent, proceeds of $0.3 million from stock option exercises.  These increases were partially offset by $0.1 million for the payment of withholding taxes on stock issued under our stock compensation plans and $31 thousand on the final payment of financing costs associated with the original Siena Credit Facility.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens.  The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021.  On July 21, 2021, the Company entered into an amendment (the “Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility.  The Siena Credit Facility Amendment No 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021.  From July 31, 2021 to September 30, 2022, we have been in compliance with our excess availability covenant. As of September 30, 2022, we had $2.3 million in outstanding borrowings under the Siena Credit Facility and $2.5 million of net available borrowing capacity under the Siena Credit Facility.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (the “Siena Credit Facility Amendment No. 2”) to the Loan and Security Agreement, dated as of March 13, 2020, between the Lender and the Company, as amended by Siena Credit Facility Amendment No. 1, dated as of July 21, 2021, between the Lender and the Company.  Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with the Siena Credit Facility Amendment No. 2. The Siena Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans.

The changes to the Siena Credit Facility provided for in the Siena Credit Facility Amendment No. 2 include, among other things, the following:

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2022, the Company implemented a new ERP system, NetSuite.  We believe the implementation did not materially affect our internal control over financial reporting.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2022, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors”, of our 2021 Form 10-K.  Other than what is described below, there have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K.  The risks factors described in our 2021 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

The war between Russia and Ukraine, and events occurring in response thereto, including sanctions brought by the United States and other countries against Russia and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.

The war between Russia and Ukraine and the global response to this war could have an adverse impact on our business and results of operations. It is not possible to predict the broader or long-term consequences of the war between Russia and Ukraine, which may include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, cybersecurity conditions, currency exchange rates, financial markets and energy markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell and ship products, collect payments from and support customers in certain regions, and could increase the costs, risks and adverse impacts from supply chain and logistics challenges.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
 None.

Item 6.	EXHIBITS

3.1
Certificate of Incorporation of TransAct Technologies Incorporated, as amended (conformed copy) ( incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 18, 2022).

3.3
Amended and Restated Bylaws of TransAct Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 2, 2022).

10.1
Amendment No. 2 To Loan and Security Agreement, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

10.2
Amended and Restated Fee Letter, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 14, 2022	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: November 14, 2022	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)