Form 10-Q
period 2023-03-31
TRANSACT TECHNOLOGIES INC
filed 2023-05-15
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023
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

As of April 30, 2023, the number of shares outstanding of the Registrant’s common stock, par value $0.01 par value, was 9,953,693.

TRANSACT TECHNOLOGIES INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2023	December 31, 2022
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$6,644	$7,946
Accounts receivable, net	17,022	13,927
Employee retention credit receivable	–	1,500
Inventories	12,390	12,028
Other current assets	910	724
Total current assets	36,966	36,125

Fixed assets, net of accumulated depreciation of $17,869 and $17,656, respectively	2,882	2,781
Right-of-use asset, net	2,274	2,488
Goodwill	2,621	2,621
Deferred tax assets	6,828	7,327
Intangible assets, net of accumulated amortization of $1,402 and $1,364, respectively	204	242
Other assets	225	248
	15,034	15,707
Total assets	$52,000	$51,832

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of revolving loan payable	$2,250	$2,250
Accounts payable	4,574	7,395
Accrued liabilities	4,061	4,077
Lease liability	891	875
Deferred revenue	1,205	1,329
Total current liabilities	12,981	15,926

Deferred revenue, net of current portion	148	143
Lease liability, net of current portion	1,449	1,683
Other liabilities	226	218
	1,823	2,044
Total liabilities	14,804	17,970

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 13,998,535 and 13,956,725 shares issued, respectively; 9,953,693 and 9,911,883 shares outstanding, respectively	140	139
Additional paid-in capital	56,474	56,282
Retained earnings	12,769	9,630
Accumulated other comprehensive loss, net of tax	(77)	(79)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	37,196	33,862
Total liabilities and shareholders’ equity	$52,000	$51,832

See notes to Condensed Consolidated Financial Statements.

Index

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, as adjusted – See Note 9)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per-share data)

Net sales	$22,270	$9,702
Cost of sales	10,015	7,136
Gross profit	12,255	2,566

Operating expenses:
Engineering, design and product development	2,269	2,283
Selling and marketing	2,757	2,683
General and administrative	3,416	3,204
	8,442	8,170

Operating income (loss)	3,813	(5,604)

Interest and other (expense) income:
Interest, net	(66)	(64)
Other, net	21	(35)
	(45)	(99)

Income (loss) before income taxes	3,768	(5,703)
Income tax expense (benefit)	629	(1,355)
Net income (loss)	$3,139	$(4,348)

Net income (loss) per common share:
Basic	$0.32	$(0.44)
Diluted	$0.31	$(0.44)

Shares used in per-share calculations:
Basic	9,930	9,886
Diluted	10,043	9,886

See notes to Condensed Consolidated Financial Statements.

Index

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, as adjusted – See Note 9)

	Three Months Ended March 31,
	2023	2022
	(In thousands)

Net income (loss)	$3,139	$(4,348)
Foreign currency translation adjustment, net of tax	2	(42)
Comprehensive income (loss)	$3,141	$(4,390)

See notes to Condensed Consolidated Financial Statements.

Index

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, as adjusted – See Note 9)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,139	$(4,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	278	296
Depreciation and amortization	352	228
Deferred income taxes	501	(1,355)
Foreign currency transaction losses	21	35
Changes in operating assets and liabilities:
Accounts receivable	(3,044)	680
Employee retention credit receivable	1,500	–
Inventories	(351)	(916)
Other current and long-term assets	(175)	(778)
Accounts payable	(2,846)	(400)
Accrued liabilities and other liabilities	(132)	(261)
Net cash used in operating activities	(757)	(6,819)

Cash flows from investing activities:
Capital expenditures	(378)	(496)
Net cash used in investing activities	(378)	(496)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(86)	(119)
Net cash used in financing activities	(86)	(119)

Effect of exchange rate changes on cash and cash equivalents	(81)	(29)

Decrease in cash and cash equivalents	(1,302)	(7,463)
Cash and cash equivalents, beginning of period	7,946	19,457
Cash and cash equivalents, end of period	$6,644	$11,994

Supplemental schedule of non-cash investing activities:
Non-cash capital expenditure items	$25	$174

See notes to Condensed Consolidated Financial Statements.

Index

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, as adjusted – See Note 9)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)

Equity beginning balance	$33,862	$38,984

Common stock:
Balance, beginning of period	139	139
Issuance of common stock from restricted stock units	1	–
Balance, end of period	140	139

Additional paid-in capital:
Balance, beginning of period	56,282	55,246
Share-based compensation expense	278	296
Relinquishment of stock awards to pay for withholding taxes	(86)	(119)
Balance, end of period	56,474	55,423

Retained earnings:
Balance, beginning of period	9,630	15,566
Net income (loss)	3,139	(4,348)
Balance, end of period	12,769	11,218

Treasury stock:
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive (loss) income:
Balance, beginning of period	(79)	143
Foreign currency translation adjustment, net of tax	2	(42)
Balance, end of period	(77)	101

Equity ending balance	$37,196	$34,771

Supplemental Share Information:
Issuance of shares from stock awards	54	63
Relinquishment of stock awards to pay withholding taxes	12	26

See notes to Condensed Consolidated Financial Statements.

Index

TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

See Note 9 for a discussion of a change in accounting principle which occurred in the second quarter of 2022. TransAct changed its method of inventory valuation from standard costing which approximates first-in first-out (“FIFO”) to the average costing methodology. All prior periods presented have been retrospectively adjusted to apply the new method of accounting.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Impact of the COVID-19 Pandemic and Global Supply Chain Issues
Since early 2020, the COVID-19 pandemic has continued to cause uncertainty and disruption in the global economy and financial markets.  We have also been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  During 2021, our inventory levels decreased significantly as a result of these supply chain disruptions, and we experienced significantly lower sales levels.  However, during 2022 we were able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions, as well as sourcing component parts from alternate suppliers.  Although we were able to increase inventory levels during 2022 and expect to continue to do so in the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will be able to offset any future cost increases should they arise.  After a slowdown in the first quarter of 2022 resulting from the Omicron and other variants of COVID-19, we continued to experience demand recovery during the remainder of 2022. Based on our strong backlog and continued market share expansion due to certain competitors’ inability to supply product, we expect this recovery to continue into 2023, though the future timing and pace of recovery may be impacted by global economic conditions.

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

●
Credit Facility -- On March 13, 2020, we entered into a Credit Facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base, and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 for further details regarding this facility.

Index

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

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to remain strong during the remainder of 2023. Though demand for our products at casinos has increased substantially in 2022, and we expect this trend to continue, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn or slower than anticipated economic recovery. However, should conditions warrant, we believe we will be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.  See Note 9 for a discussion of a change in accounting policy which occurred in the second quarter of 2022.

2. Significant Accounting Policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no changes to our significant accounting policies since our Annual Report on 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncement
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the “Credit Loss Standard”) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period. This Credit Loss Standard requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses.

We adopted this standard effective January 1, 2023, and this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

We are exposed to credit losses primarily through our sales of products and software to commercial customers which are recorded as Accounts receivable, net on the Condensed Consolidated Balance Sheets. Our method for developing our allowance for credit losses involves making informed judgments regarding whether an adjustment is necessary to our historical loss experiences to reflect our expectations around current economic conditions and reasonable and supportable forecast periods, where applicable. We utilize current economic market data as well as other internal and external information available to us to inform our decision making in this process.

Index

3. Revenue

We account for revenue in accordance with ASC Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following table disaggregates our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2023			2022
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,263	$195	$3,458	$1,946	$184	$2,130
POS automation	1,782	15	1,797	1,300	–	1,300
Casino and gaming	11,569	4,242	15,811	2,788	1,974	4,762
TransAct Services Group	983	221	1,204	1,068	442	1,510
Total net sales	$17,597	$4,673	$22,270	$7,102	$2,600	$9,702

Contract balances

Contract assets consist of unbilled receivables.  Pursuant to the over-time revenue recognition model, revenue may be recognized prior to the customer being invoiced.  An unbilled receivable is recorded to reflect revenue that is recognized when such revenue exceeds the amount invoiced to the customer. Unbilled receivables are separated into current and non-current assets and included within “Accounts receivable, net” and “Other assets” in the Condensed Consolidated Balance Sheets.

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2023, we recognized revenue of $0.9 million related to our contract liabilities at December 31, 2022. Total net contract liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Unbilled receivables, current	$322	$392
Unbilled receivables, non-current	150	163
Customer pre-payments	(7)	(101)
Deferred revenue, current	(1,205)	(1,329)
Deferred revenue, non-current	(148)	(143)
Total net contract liabilities	$(888)	$(1,018)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2023, the aggregate amount of transaction prices allocated to remaining performance obligations was $20.4 million.  The Company expects to recognize revenue of $20.2 million of its remaining performance obligations within the next 12 months following March 31, 2023, $0.2 million within the next 24 months following March 31, 2023 and the balance of these remaining performance obligations recognized within the next 36 months following March 31, 2023.

Index

4. Inventories

The components of inventories were:

	March 31, 2023	December 31, 2022
	(In thousands)

Raw materials and purchased component parts	$9,720	$8,884
Finished goods	2,670	3,144
	$12,390	$12,028

5. Debt

Credit Facility

On March 13, 2020, we entered into a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility was $245 thousand, which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory and restricts, among other things, our ability to incur additional indebtedness and create other liens. The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the original financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ending July 31, 2021. From July 31, 2021 through March 31, 2023, we remained in compliance with our excess availability covenant. As of March 31, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $6.4 million of net borrowing capacity available under the Siena Credit Facility.

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

The changes to the Siena Credit Facility provided for in Siena Credit Facility Amendment No. 2 include, among other things, the following:

(i) The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii) The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under the Siena Credit Facility (as amended) and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

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

Index

6. Earnings per Share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding (as adjusted, see Note 9):

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per-share data)
Net income (loss)	$3,139	$(4,348)

Shares:
Basic: Weighted average common shares outstanding	9,930	9,886
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	113	–
Diluted: Weighted average common and common equivalent shares outstanding	10,043	9,886

Net income (loss) per common share:
Basic	$0.32	$(0.44)
Diluted	$0.31	$(0.44)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three months ended March 31, 2022, there were 943 thousand of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Furthermore, in  periods when a net loss is reported, such as the three months ended March 31, 2022, basic and diluted net loss per common share are calculated using the same method.

7. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheets.  Our leases have various lease terms, some of which include options to extend. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the three months ended March 31, 2023 and 2022 was $237 thousand and $237 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating cash outflows from leases	$252	$230

Index

The following summarizes additional information related to our leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.5	2.7
Weighted average discount rate	4.5%	4.5%

The maturity of the Company’s operating lease liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
2023	$723	$972
2024	1,024	1,022
2025	712	710
2026	22	20
Total undiscounted lease payments	2,481	2,724
Less imputed interest	141	166
Total lease liabilities	$2,340	$2,558

8. Income Taxes

We recorded income tax expense in the first quarter of 2023 of $0.6 million at an effective tax rate of 16.7%, compared to an income tax benefit during the first quarter of 2022 of $1.4 million at an effective tax rate of 23.8%.  The effective tax rate for the first quarter of 2023 is lower than the effective tax rate for the first quarter of 2022 due to the impact from the research and development (“R&D”) credit.  In periods with pre-tax income, such as the first quarter of 2023, the R&D credit has the effect of lowering the effective tax rate.  In periods with pre-tax losses, such as first quarter of 2022, the R&D credit has the effect of raising the effective tax rate.

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

Index

9.  Change in Accounting Method

Effective April 1, 2022, TransAct changed its method of inventory valuation from standard costing which approximates FIFO to the average costing methodology.  We believe this methodology is preferable because it reflects a better estimate of inventory cost as we do not typically perform intensive manufacturing of our finished products, which are therefore better measured under average cost.  Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively.  Tax effects are calculated at the Company’s marginal tax rate, or the tax impact of incremental income changes rather than the average tax rate applied to our total net loss before income taxes.  The following financial statement line items for the periods presented were impacted by the change in accounting principle (dollars in thousands).

The effect of the changes made to the Company’s Condensed Consolidated Statements of Operations for the periods presented are as follows:

	Three months ended March 31, 2022
	Under FIFO Cost	Under Average Cost	Effect of Change
Cost of sales	$6,708	$7,136	$428
Gross profit	2,994	2,566	(428)
Operating loss	(5,176)	(5,604)	(428)
Loss before income taxes	(5,275)	(5,703)	(428)
Income tax benefit	1,262	1,355	93
Net loss	(4,013)	(4,348)	(335)

Net loss per common share:
Basic	$(0.41)	$(0.44)	$(0.03)
Diluted	$(0.41)	$(0.44)	$(0.03)

Shares used in per-share calculation:
Basic	9,886	9,886
Diluted	9,886	9,886

The effect of the changes made to the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the periods presented are as follows:

	Three months ended March 31, 2022
	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(4,013)	$(4,348)	$(335)
Comprehensive loss	(4,055)	(4,390)	(335)

The effect of the changes made to the Company’s Condensed Consolidated Statements of Cash Flows for the periods presented are as follows:

	Three months ended March 31, 2022
	Under FIFO Cost	Under Average Cost	Effect of Change
Net loss	$(4,013)	$(4,348)	$(335)
Deferred income taxes	(1,262)	(1,355)	(93)
Inventories	(1,344)	(916)	428

Index

The effect of the changes made to the Company’s Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods presented are as follows:

	Three months ended March 31, 2022
	Under FIFO Cost	Under Average Cost	Effect of Change
Equity beginning balance	$38,991	$38,984	$(7)
Retained earnings -- beginning of period	15,573	15,566	(7)
Net loss	(4,013)	(4,348)	(335)
Retained earnings -- end of period	11,560	11,218	(342)
Equity ending balance	35,113	34,771	(342)

10. Subsequent Events

On April 5, 2023, the Company announced that on April 4, 2023, Bart C. Shuldman had resigned as the Company’s Chief Executive Officer and as a director of the Company, effective immediately (the “Effective Time”).  Mr. Shuldman’s resignation as director is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On April 4, 2023, the Board of Directors appointed John M. Dillon, a Board member, to serve as interim Chief Executive Officer of the Company, effective as of the Effective Time. In this capacity, Mr. Dillon serves as the Company’s principal executive officer.  Mr. Dillon will continue to serve on the Board of Directors, but has resigned from his position as Audit Committee chair and from his membership on each of the committees of the Board of Directors.  On May 8, 2023, the Board of Directors removed the “interim” designation and the Company announced that Mr. Dillon would continue in the role of Chief Executive Officer indefinitely, subject to the terms of his employment agreement.

See Exhibit 10.1 “Separation Agreement and General Release, dated April 20, 2023 between the Company and Bart C. Shuldman” and Exhibit 10.2 “Letter Agreement dated April 24, 2023 between the Company and John M. Dillon” in Item 6. Exhibits of this Quarterly Report on Form 10-Q.

On May 1, 2023, TransAct and Siena Lending Group LLC signed a Letter Amendment to the Siena Credit Facility.  Section 7.1(m) of the Siena Credit Facility requires that any successor to Mr. Shuldman be reasonably acceptable to Siena Lending Group LLC and this Letter Amendment confirmed that Mr. Dillon is an acceptable successor to Mr. Shuldman.

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued.  Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact.  Forward looking statements represent current views about possible future events that are often identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions, whether due to  the COVID-19 pandemic or otherwise, on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflation and the Russia/Ukraine conflict, an inability of our customers to make payments on time or at all, diversion of management attention, a possible future reduction in the value of goodwill or other intangible assets, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of component parts or raw materials, exchange rate fluctuations, volatility of, and decreases in, trading prices of our common stock and the availability of needed financing on acceptable terms or at all; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully transition our business into the food service technology market; risks associated with potential future acquisitions; general economic conditions; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees as the Company grows; our dependence on third parties for sales outside the United States; our dependence on technology licenses from third parties; marketplace acceptance of new products; risks associated with foreign operations; the availability of third party components at reasonable prices; price wars, supply chain disruptions or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

Index

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

Recent Developments
On April 5, 2023, the Company announced that on April 4, 2023, Bart C. Shuldman had resigned as the Company’s Chief Executive Officer and as a director of the Company, effective immediately (the “Effective Time”).  Mr. Shuldman’s resignation as director is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On April 4, 2023, the Board of Directors appointed John M. Dillon, a Board member, to serve as interim Chief Executive Officer of the Company, effective as of the Effective Time. In this capacity, Mr. Dillon serves as the Company’s principal executive officer.  Mr. Dillon will continue to serve on the Board of Directors, but has stepped down from his position as Audit Committee chair and from his membership on each of the committees of the Board of Directors. On May 8, 2023, the Board of Directors removed the “interim” designation and the Company announced that Mr. Dillon would continue in the role of Chief Executive Officer indefinitely, subject to the terms of his employment agreement.

Impact of COVID-19 Pandemic and the Global Supply Chain Disruptions
Since early 2020, the COVID-19 pandemic has continued to cause uncertainty and disruption in the global economy and financial markets.  We have also been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  During 2021, our inventory levels decreased significantly as a result of these supply chain disruptions, and we experienced significantly lower sales levels.  However, during 2022 we were able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions, as well as sourcing component parts from alternate suppliers.  Although we were able to increase inventory levels during 2022 and expect to continue to do so during the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will be able to offset any future cost increases should they arise.  After a slowdown in the first quarter of 2022 resulting from the Omicron and other variants of COVID-19, we continued to experience demand recovery during the remainder of 2022 and the first quarter of 2023. Based on our strong backlog position and continued market share expansion due to certain competitors’ inability to supply product, we expect this recovery to continue through 2023, though the future timing and pace of recovery may be impacted by global economic conditions.

During 2021, our gross margin was negatively impacted by significantly lower sales levels from the economic effects of the COVID-19 pandemic, as well as increased material and shipping costs resulting from worldwide supply chain disruptions continuing into 2022.  However, we saw significant sales improvement in the beginning in the second half of 2022 and continuing through the first quarter of 2023 resulting from significantly higher sales levels and price increases instituted on our products to mitigate higher material and shipping costs.  Though we expect this trend to continue for the remainder of 2023, our gross margin may be negatively impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions, inflationary pressures and potential new COVID-19 variants on the markets we serve.

Index

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

●
Credit Facility – On March 13, 2020, we entered into a new credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 of the accompanying condensed consolidated financial statements for further details regarding this facility.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the pandemic, global supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of the 2022 Form 10-K for further discussion of risks related to COVID-19, global supply chain disruptions and inflation.

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, share-based compensation and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting judgements and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Form 10-K.

Results of Operations: Three months ended March 31, 2023 compared to three months ended March 31, 2022

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Food service technology (“FST”)	$3,458	15.5%	$2,130	22.0%	$1,328	62.3%
POS automation	1,797	8.1%	1,300	13.4%	497	38.2%
Casino and gaming	15,811	71.0%	4,762	49.1%	11,049	232.0%
TransAct Services Group (“TSG”)	1,204	5.4%	1,510	15.5%	(306)	(20.3%)
	$22,270	100.0%	$9,702	100.0%	$12,568	129.5%

International *	$4,673	21.0%	$2,600	26.8%	$2,073	79.7%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Index

Net sales for the first quarter of 2023 increased $12.6 million, or 130%, compared to the first quarter of 2022.  Printer, terminal and other hardware unit sales volume increased 125% to approximately 51,000 units, due primarily to a sales volume increase in the casino and gaming market of 175%, and to a lesser extent, an increase in FST hardware volume of 173%.  Sales in the first quarter of 2022 were also still somewhat negatively impacted by COVID-19.  The volume increases noted above were partially offset by a decrease in POS automation volume of 1% in the first quarter of 2023 compared to the first quarter of 2022.  The average selling price of our printers, terminals and other hardware increased 25% during the first quarter of 2023 compared to the first quarter of 2022 primarily due to price increases instituted during 2022.  In addition to the sales volume increases, FST software, labels and other recurring revenue increased $0.8 million, or 49%, in the first quarter of 2023 compared to the first quarter of 2022.

International sales for the first quarter of 2023 increased $2.1 million, or 80%, from the same period in 2022 primarily due to increased sales in the international casino and gaming market, partially offset by a decline in sales in the international TSG market.

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

Sales of our worldwide food service technology products for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Domestic	$3,263	94.4%	$1,946	91.4%	$1,317	67.7%
International	195	5.6%	184	8.6%	11	6.0%
	$3,458	100.0%	$2,130	100.0%	$1,328	62.3%

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Hardware	$1,131	32.7%	$563	26.4%	$568	100.9%
Software, labels and other recurring revenue	2,327	67.3%	1,567	73.6%	760	48.5%
	$3,458	100.0%	$2,130	100.0%	$1,328	62.3%

The increase in food service technology sales in the first quarter of 2023 compared to the first quarter of 2022 was driven by a quarter over quarter increase in both the sales of hardware and software.  Hardware sales increased 101% in the first quarter of 2023 compared to the first quarter of 2022, due to increased sales of our Accudate 9700, and BOHA! Terminals to several new brands.  Software sales, including sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue, increased 49% compared to the prior year period due largely to the growth of the installed base of our BOHA! Terminals and WorkStations.

Index

POS automation: In the POS automation market, we sell our Ithica 9000 printer, which utilizes thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other quick-service restaurants either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.

Sales of our worldwide POS automation products for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Domestic	$1,782	99.2%	$1,300	100.0%	$482	37.1%
International	15	0.8%	–	0.0%	15	–
	$1,797	100.0%	$1,300	100.0%	$497	38.2%

The increase in POS automation sales in the first quarter of 2023 compared to the first quarter of 2022 was driven by a 37% increase in domestic sales of our Ithaca® 9000 printer, resulting largely from a price increase instituted during 2022.

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

Sales of our worldwide casino and gaming products for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Domestic	$11,569	73.2%	$2,788	58.5%	$8,781	315.0%
International	4,242	26.8%	1,974	41.5%	2,268	114.9%
	$15,811	100.0%	$4,762	100.0%	$11,049	232.0%

The large increase in domestic sales of our casino and gaming products for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to an across-the-board increase in OEM printer sales, driven primarily by a 316% increase in domestic sales of our thermal casino printers as our business has experienced a strong recovery from the COVID-19 pandemic.  We believe we have significantly increased our market share compared to the first quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues.

The increase in international casino and gaming sales during the first quarter of 2023 compared to the first quarter of 2022 was due to a 224% increase in sales of our thermal casino printers. The increase is attributable to the recovery of the international markets after significant negative impacts from the COVID-19 pandemic and our increased our market share compared to the first quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues.  The international casino and gaming market recovered at a slower pace during 2022 compared to the domestic casino and gaming market.

Though we expect both domestic and international sales of our casino printers to continue to be strong and higher in 2023 as compared to 2022, we believe it is likely that our largest competitor will be able to resume supplying product later in 2023 which would negatively impact our worldwide casino and gaming sales.

Index

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services, refurbished printers, and shipping and handling charges.

Sales in our worldwide TSG market for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Three Months Ended
(In thousands, except percentages)	March 31, 2023		March 31, 2022		$ Change	% Change
Domestic	$983	81.6%	$1,068	70.7%	$(85)	(8.0%)
International	221	18.4%	442	29.3%	(221)	(50.0%)
	$1,204	100.0%	$1,510	100.0%	$(306)	(20.3%)

The decrease in both domestic and international revenue from TSG during the first quarter of 2023 as compared to the first quarter of 2022 was due largely to lower sales of legacy replacement parts.

Gross Profit. Gross profit information for the three months ended March 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$12,255	$2,566	377.6%	55.0%	26.4%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the first quarter of 2023, gross profit increased $9.7 million, or 378%, due primarily to a 130% increase in sales in the first quarter of 2023 compared to the first quarter of 2022  and the negative impact of COVID-19 on the first quarter of 2022.  Additionally, our gross margin increased to 55.0% for the first quarter of 2023 compared to 26.4% for the first quarter of 2022 due primarily to increased sales and market share gained in the casino and gaming industry (as previously discussed) as well as the effect from two rounds of price increases we instituted during 2022 to mitigate higher product and shipping costs related to worldwide supply chain disruptions.  We expect gross margin to be under downward pressure for the remainder of 2023 due to our largest competitor’s likely resumption of supplying product to the casino and gaming market later in 2023.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended March 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$2,269	$2,283	(0.6%)	10.2%	23.5%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses remained relatively flat and decreased $14 thousand, or less than 1%, for the first quarter of 2023 compared to the first quarter of 2022.

Index

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2023 and  2022 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$2,757	$2,683	2.8%	12.4%	27.7%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses increased by $74 thousand, or 3%, in the first quarter of 2023 compared to the first quarter of 2022 due in part to the resumption of post-COVID levels of spending for travel, marketing and trade show expenses, partially offset by focused headcount reductions.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$3,416	$3,204	6.6%	15.3%	33.0%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $0.2 million, or 7%, during the first quarter of 2023 compared to the first quarter of 2022. The increase in general and administrative expenses is primarily attributable to an increase in compensation expense and audit fees, the hiring of additional accounting and finance staff in late 2022, and higher depreciation expense related to the Company’s new ERP system implemented in the second quarter of 2022.

In connection with the termination of TransAct's former CEO in April 2023, the Company expects to incur a severance charge of approximately $1.5 million in the second quarter of 2023 which will be included in general and administrative expenses.

Operating Income (Loss). Operating income (loss) information for the three months ended March 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$3,813	$(5,604)	(168.0%)	17.1%	(57.8%)

Our operating income increased $9.4 million, or 168%, in the first quarter of 2023 compared to the first quarter of 2022 due to a $9.7 million increase in gross profit on 130% higher sales combined with a 2,860 basis point increase in gross margin, somewhat offset by a 3% increase in operating expenses. This is due to strong sales in the casino and gaming market during the first quarter of 2023, while the comparable period from 2022 was negatively impacted by the COVID-19 pandemic.

Interest. We recorded net interest expense of $66 thousand for the first quarter of 2023 compared to $64 thousand for the first quarter of 2022.  This interest expense is related to the company’s Siena Credit Facility.

Other, net. We recorded other income of $21 thousand for the first quarter of 2023 compared to other expense of $35 thousand for the first quarter of 2022 primarily due to foreign exchange gains/losses recorded by our UK subsidiary.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar.

Income Taxes. We recorded income tax expense for the first quarter of 2023 of $0.6 million at an effective tax rate of 16.7%, compared to an income tax benefit during the first quarter of 2022 of $1.4 million at an effective tax rate of 23.8%. The effective tax rate for the first quarter of 2023 is lower than the effective tax rate for the first quarter of 2022 due to the impact from the R&D credit.  In periods with pre-tax income, such as the first quarter of 2023, the R&D credit has the effect of lowering the effective tax rate.  In periods with pre-tax losses, such as first quarter of 2022, the R&D credit has the effect of raising the effective tax rate.

Net Income (Loss). We reported net income for the first quarter of 2023 of $3.1 million, or $0.31 per diluted share, compared to a net loss of $4.3 million, or $0.44 per diluted share, for the first quarter of 2022.

Index

Liquidity and Capital Resources

Cash Flow
For the first three months of 2023, our cash and cash equivalents balance decreased $1.3 million from December 31, 2022. We ended the first quarter of 2023 with $6.6 million in cash and cash equivalents, of which $0.2 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $0.8 million for the first three months of 2023 as compared to cash used in operating activities of $6.8 million for the first three months of 2022:

During the first three months of 2023:
●	We reported net income of $3.1 million.
●	We recorded depreciation and amortization of $0.4 million, and share-based compensation expense of $0.3 million.
●	Deferred tax assets were down $0.5 million due to pre-tax income being recognized in the first quarter of 2023.
●	Accounts receivable increased $3.0 million in 2023 due primarily to increased sales.
●	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
●	Accounts payable was down $2.8 million in 2023 due largely to the sell through of inventory on-hand at the end of 2022 as well as the timing of vendor payments.

During the first three months of 2022:
●	We reported a net loss of $4.3 million.
●	We recorded depreciation and amortization of $0.2 million, and share-based compensation expense of $0.3 million.
●	Accounts receivable decreased $0.7 million, or 9%, primarily due to a decrease in sales in the first quarter of 2022 compared to the fourth quarter of 2021.
●	Inventory increased $0.9 million due to the strategic purchase of additional inventory to mitigate supply chain constraints.
●
Other current and long-term assets increased $0.8 million, or 68%, due primarily to customer cash deposits made during the last week of March 2022 that were automatically swept from our bank account by the Lendor pursuant to an arrangement made under the Siena Credit Facility.  These funds are typically redeposited to our bank account before each quarter but were not returned until April 1, 2022.

●	Accounts payable decreased $0.4 million, or 9%, due primarily to the payment of inventory purchases made during the fourth quarter of 2021.
●
Accrued liabilities and other liabilities decreased $0.3 million, or 3%, due primarily to the payment of 2021 annual bonuses in March 2022, somewhat offset by higher accrued legal expenses and accrued salaries.

Investing activities:  Our capital expenditures were $378 thousand for the first three months 2023 compared to $496 thousand for the first quarter of 2022.  Expenditures in 2023 were for computer and networking equipment and new tooling equipment.  Expenditures in 2022 were primarily related to implementation costs of a new ERP system that was completed in April 2022 and computer and networking equipment.

Financing activities:  Financing activities used $86 thousand and $119 thousand of cash during the first three months of 2023 and 2022, respectively, to pay for withholding taxes on stock issued from our stock compensation plans.

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

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under the Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of these global economic pressures and the future of COVID-19 variants remain uncertain and the ultimate impact of these global pressures is unknown.

Index

Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement governing the Siena Credit Facility with Siena Lending Group LLC (the “Lender”) and terminated our credit facility with TD Bank N.A. The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. The three-month period from April 1, 2020 to June 30, 2020 was the first period we were subject to the original financial covenant, which required the Company to maintain a minimum EBITDA and continued through the 12-month period from April 1, 2020 to March 31, 2021. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021.  From July 31, 2021 through March 31, 2023, we remained in compliance with our excess availability covenant. As of March 31, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $6.4 million of net borrowing capacity available under the Siena Credit Facility.

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

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility.  Section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to Mr. Shuldman be reasonably acceptable to the Lender, and this amendment confirmed that Mr. Dillon is an acceptable successor to Mr. Shuldman and applied the same requirement to any future successor to Mr. Dillon.

Index

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2023, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K. The risks factors described in our 2022 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

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

3.2
Amended and Restated By-laws of TransAct Technologies Incorporated (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 28, 2023).

10.1
Separation Agreement and General Release, dated April 20, 2023, between the Company and Bart C. Shuldman (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on April 26, 2023).

10.2
Letter Agreement, dated April 24, 2023, between the Company and John M. Dillon (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on April 26, 2023).

10.3
Letter Amendment, dated May 1, 2023, to Loan and Security Agreement between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 4, 2023).

10.4	Severance Agreement dated January 1, 2021, between the Company and Brent Richtsmeier *
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 15, 2023	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: May 15, 2023	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)