Form 10-K/A
period 2022-12-31
TRANSACT TECHNOLOGIES INC
filed 2023-05-17
CIK 1017303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Information:

Name: Marcum LLP

Location: Hartford, Connecticut

PCAOB Firm ID: 688

EXPLANATORY NOTE

TransAct Technologies Incorporated (the “Company”) is filing this Amendment No, 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Original Form 10-K”). The purpose of this Amendment is solely to add to Part II, Item 9A, “Controls and Procedures,” a statement reflecting the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022. This statement was inadvertently omitted from the Original Form 10-K due to a clerical error. The complete text of Part II, Item 9A, as amended, is included in this Amendment.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new, currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes–Oxley Act of 2002. These certifications are filed herewith as Exhibits 31.3 and 31.4.

Except as described above, no other changes are being made to the Original Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Form 10-K. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications filed herewith as Exhibits 31.3 and 31.4 has been omitted. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment is limited in scope and should be read in conjunction with the Original Form 10-K and with the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based on this evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of the Original Form 10-K:

1.	Financial Statements.

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

3.	Exhibits

Exhibit Index

3.1(a)	Certificate of Incorporation of TransAct Technologies Incorporated (conformed copy) (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 18, 2022).
3.1(b)	Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997 (incorporated by reference to Exhibit C of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 18, 1999).
3.1(c)	Certificate of Designation, Series B Preferred Stock, filed with the Secretary of State of Delaware on April 6, 2000 (incorporated by reference to Exhibit 3.1(c) of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 8, 2000).
3.2*	Amended and Restated By-Laws of TransAct Technologies Incorporated.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2020).
10.1(x)	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005).
10.2(x)	TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit I to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2020, File No. 000-21121).
10.3(x)	2014 Equity Incentive Plan Time-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 6, 2016).
10.4(x)	2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-211121) filed with the SEC on August 8, 2016).
10.5(x)	2014 Equity Incentive Plan Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company's current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014).
10.6(x)	Employment Agreement, dated July 31, 1996, by and between TransAct and Bart C. Shuldman (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
10.7(x)	Severance Agreement by and between TransAct and Steven A. DeMartino, dated June 1, 2004 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2005).
10.8(x)	Amendment to Employment Agreement, effective January 1, 2008, by and between TransAct and Bart C. Shuldman (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2009).
10.9(x)	Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2009).
10.10(x)	Severance Agreement by and between TransAct and Andrew J. Hoffman (as amended), effective December 23, 2008 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2022).
10.11(x)	Second Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective April 29, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2022).
10.12(x)	Amended and Restated Employment Agreement, dated as of December 14, 2022, by and between TransAct Technologies Incorporated and Bart C. Shuldman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on December 27, 2022).
10.13	Lease Agreement by and between Bomax Properties and Ithaca, dated as of March 23, 1992 (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 333-06895) filed with the SEC on June 26, 1996).
10.14	Second Amendment to Lease Agreement by and between Bomax Properties and Ithaca, dated December 2, 1996 (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 31, 1998).
10.15	Agreement regarding the Continuation and Renewal of Lease by and between Bomax Properties, LLC and TransAct, dated July 18, 2001 (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 29, 2002).
10.16	Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 10, 2012).
10.17	Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 11, 2016).

10.18	Amendment No. 3 to Lease Agreement between Bomax Properties, LLC and TransAct, dated February 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on March 4, 2020).
10.19	Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2005).
10.20	First Amendment to Lease Agreement by and between CIP Hughes Center LLC and TransAct dated August 24, 2009 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010).
10.21	Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 7, 2015).
10.22	Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 15, 2007).
10.23	First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2017).
10.24	Second Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct Technologies dated April 30, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 13, 2021).
10.25	Loan and Security Agreement, dated as of March 13, 2020, among Siena Lending Group LLC, TransAct Technologies Incorporated and the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 22, 2020).
10.26	Amendment No. 1 To Loan and Security Agreement, dated as of July 21, 2021, among Siena Lending Group and TransAct Technologies Incorporated (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 26, 2021)
10.27	Amendment No. 2 To Loan and Security Agreement, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).
10.28	Amended and Restated Fee Letter, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).
10.29†	Master License Agreement dated February 22, 2019 and amendments thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).
10.30†	Master Development and License Agreement dated July 20, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).
10.31	Cooperation Agreement, dated as of March 30, 2022, by and among TransAct Technologies Incorporated, 325 Capital Master Fund LP and Harbert Discovery Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on March 31, 2022).
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021)
23.1*	Consent of Marcum LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.3#	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.4#	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(x)	Management contract or compensatory plan or arrangement.
*	These exhibits were filed with the Original Form 10-K.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
‡	These exhibits were furnished with the Original Form 10-K.
#	These exhibits are filed herewith.

(b)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(c)	Financial Statement Schedules.

See the Notes to the Consolidated Financial Statements included in the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ Steven A. DeMartino
Name:	Steven A. DeMartino
Title:	President, Chief Financial Officer, Treasurer and Secretary

Date: May 17, 2023

