Form 10-Q
period 2023-06-30
TRANSACT TECHNOLOGIES INC
filed 2023-08-10
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023
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

As of July 31, 2023, the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 9,958,118.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2023	December 31, 2022
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$10,756	$7,946
Accounts receivable, net	14,441	13,927
Employee retention credit receivable	–	1,500
Inventories	15,408	12,028
Other current assets	707	724
Total current assets	41,312	36,125

Fixed assets, net of accumulated depreciation of $18,193 and $17,656, respectively	2,838	2,781
Right-of-use asset, net	2,053	2,488
Goodwill	2,621	2,621
Deferred tax assets	6,565	7,327
Intangible assets, net of accumulated amortization of $1,441 and $1,364, respectively	165	242
Other assets	333	248
	14,575	15,707
Total assets	$55,887	$51,832

Liabilities and Shareholders’ Equity:
Current liabilities:
Current portion of revolving loan payable	$2,250	$2,250
Accounts payable	6,321	7,395
Accrued liabilities	5,511	4,077
Lease liability	904	875
Deferred revenue	1,222	1,329
Total current liabilities	16,208	15,926

Deferred revenue, net of current portion	152	143
Lease liability, net of current portion	1,210	1,683
Other liabilities	227	218
	1,589	2,044
Total liabilities	17,797	17,970

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,001,935 and 13,956,725 shares issued, respectively; 9,957,093 and 9,911,883 shares outstanding, respectively	140	139
Additional paid-in capital	56,594	56,282
Retained earnings	13,534	9,630
Accumulated other comprehensive loss, net of tax	(68)	(79)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	38,090	33,862
Total liabilities and shareholders’ equity	$55,887	$51,832

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net sales	$19,906	$12,623	$42,176	$22,325
Cost of sales	9,048	7,189	19,063	14,325
Gross profit	10,858	5,434	23,113	8,000

Operating expenses:
Engineering, design and product development	2,505	2,172	4,774	4,455
Selling and marketing	2,684	3,293	5,441	5,976
General and administrative	4,445	2,923	7,861	6,127
	9,634	8,388	18,076	16,558

Operating income (loss)	1,224	(2,954)	5,037	(8,558)
Interest and other income (expense):
Interest, net	(68)	(28)	(134)	(92)
Other, net	–	(264)	21	(299)
	(68)	(292)	(113)	(391)

Income (loss) before income taxes	1,156	(3,246)	4,924	(8,949)
Income tax (expense) benefit	(391)	870	(1,020)	2,225
Net income (loss)	$765	$(2,376)	$3,904	$(6,724)

Net income (loss) per common share:
Basic	$0.08	$(0.24)	$0.39	$(0.68)
Diluted	$0.08	$(0.24)	$0.39	$(0.68)

Shares used in per-share calculation:
Basic	9,956	9,910	9,943	9,898
Diluted	10,017	9,910	10,016	9,898

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)

Net income (loss)	$765	$(2,376)	$3,904	$(6,724)
Foreign currency translation adjustment, net of tax	9	(8)	11	(50)
Comprehensive income (loss)	$774	$(2,384)	$3,915	$(6,774)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,904	$(6,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	398	581
Depreciation and amortization	722	625
Deferred income taxes	762	(2,227)
Unrealized foreign currency transaction losses	21	298
Changes in operating assets and liabilities:
Accounts receivable	(434)	(4,547)
Employee retention credit receivable	1,500	–
Inventories	(3,363)	(3,250)
Other current and long-term assets	(86)	26
Accounts payable	(1,063)	789
Accrued liabilities and other liabilities	1,329	(159)
Net cash provided by (used in) operating activities	3,690	(14,588)

Cash flows from investing activities:
Capital expenditures	(689)	(744)
Net cash used in investing activities	(689)	(744)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(86)	(119)
Payment of bank financing costs	–	(10)
Net cash used in financing activities	(86)	(129)

Effect of exchange rate changes on cash and cash equivalents	(105)	(103)

Increase (decrease) in cash and cash equivalents	2,810	(15,564)
Cash and cash equivalents, beginning of period	7,946	19,457
Cash and cash equivalents, end of period	$10,756	$3,893

Supplemental schedule of non-cash investing activities:
Non-cash capital expenditure items	$41	$7

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)

Equity beginning balance	$37,196	$34,771	$33,862	$38,984

Common stock
Balance, beginning of period	140	139	139	139
Issuance of common stock from restricted stock units	–	–	1	–
Balance, end of period	140	139	140	139

Additional paid-in capital
Balance, beginning of period	56,474	55,423	56,282	55,246
Share-based compensation expense	120	285	398	581
Relinquishment of stock awards to pay for withholding taxes	–	–	(86)	(119)
Balance, end of period	56,594	55,708	56,594	55,708

Retained earnings
Balance, beginning of period	12,769	11,218	9,630	15,566
Net income (loss)	765	(2,376)	3,904	(6,724)
Balance, end of period	13,534	8,842	13,534	8,842

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive (loss) income, net of tax
Balance, beginning of period	(77)	101	(79)	143
Foreign currency translation adjustment, net of tax	9	(8)	11	(50)
Balance, end of period	(68)	93	(68)	93

Equity ending balance	38,090	32,672	38,090	32,672

Supplemental share information
Issuance of shares from stock awards	3	–	57	63
Relinquishment of stock awards to pay withholding taxes	–	–	12	26

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Impact of the COVID-19 Pandemic and Global Supply Chain Disruptions
Since early 2020 and into the first quarter of 2022, the COVID-19 pandemic caused uncertainty and disruption in the global economy and financial markets.  Similar to other companies, TransAct has also been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  During 2021, we experienced significantly lower sales levels.  However, during 2022, we were able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions, as well as sourcing component parts from alternate suppliers.  At the same time, after a slowdown resulting from the Omicron and other variants of COVID-19 that began to ease in the first six months of 2022, we continued to experience demand recovery during the remainder of 2022 and into 2023. Although we were able to increase inventory levels during 2022 and expect to continue to do so in the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will not be impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions, inflationary pressures and potential new COVID-19 variants in the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic, supply chain disruptions and inflationary pressures:

●
Employee Retention Credit – Under the provisions of the CARES Act, the Company received a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company recognized the employee retention credit during the fourth quarter of 2021 and recorded $1.5 million as “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and the related receivable as “Employee retention credit receivable” in the Consolidated Balance Sheet as of December 31, 2021 and 2022.  We received these funds in the first quarter of 2023.

●
Credit Facility – On March 13, 2020, we entered into a credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base, and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 for further details regarding this facility.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued, including consideration of the actions to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Condensed Consolidated Financial Statements were issued.

Index
Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to remain strong during the remainder of 2023. Though demand for our products at casinos has increased substantially in 2022 and during the first six months of 2023, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn or slower than anticipated economic recovery. However, should conditions warrant, we believe we will be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2022 Form 10-K for the year ended December 31, 2022.  There have been no changes to our significant accounting policies since our 2022 Form 10-K for the year ended December 31, 2022.

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

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2023			2022
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,625	$270	$3,895	$3,281	$151	$3,432
POS automation	1,904	–	1,904	1,172	–	1,172
Casino and gaming	9,475	2,697	12,172	3,929	2,596	6,525
Transact Services Group	1,721	214	1,935	1,345	149	1,494
Total net sales	$16,725	$3,181	$19,906	$9,727	$2,896	$12,623

	Six Months Ended
	June 30,
	2023			2022
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$6,888	$465	$7,353	$5,227	$335	$5,562
POS automation	3,686	15	3,701	2,472	–	2,472
Casino and gaming	21,044	6,939	27,983	6,717	4,570	11,287
TransAct Services Group	2,704	435	3,139	2,413	591	3,004
Total net sales	$34,322	$7,854	$42,176	$16,829	$5,496	$22,325

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2023, we recognized revenue of $1 million related to our contract liabilities at December 31, 2022.  Total net contract liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Unbilled receivables, current	$261	$392
Unbilled receivables, net of current portion	153	163
Customer pre-payments	(24)	(101)
Deferred revenue, current	(1,222)	(1,329)
Deferred revenue, net of current portion	(152)	(143)
Total net contract liabilities	$(984)	$(1,018)

Index
Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2023, the aggregate amount of transaction prices allocated to remaining performance obligations was $15.7 million.  The Company expects to recognize revenue of $15.4 million of its remaining performance obligations within the next 12 months following June 30, 2023, $0.2 million within the next 24 months following June 30, 2023 and the balance of these remaining performance obligations recognized within the next 36 months following June 30, 2023.

4. Inventories

The components of inventories were:

	June 30, 2023	December 31, 2022
	(In thousands)

Raw materials and purchased component parts	$10,338	$8,884
Finished goods	5,070	3,144
	$15,408	$12,028

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

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory. The agreement governing the Siena Credit Facility restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Loan and Security Agreement governing the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through June 30, 2023, we remained in compliance with our excess availability covenant. As of June 30, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $5.6 million of net borrowing capacity available under the Siena Credit Facility.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (“Siena Credit Facility Amendment No. 2”) to the Loan and Security Agreement governing the Siena Credit Facility, as amended by Siena Credit Facility Amendment No. 1.  Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with the Siena Credit Facility Amendment No. 2. Siena Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans.

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

Index
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

6. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income (loss)	$765	$(2,376)	$3,904	$(6,724)

Shares:
Basic: Weighted average common shares outstanding	9,956	9,910	9,943	9,898
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	61	–	73	–
Diluted: Weighted average common and common equivalent shares outstanding	10,017	9,910	10,016	9,898

Net income (loss) per common share:
Basic	$0.08	$(0.24)	$0.39	$(0.68)
Diluted	$0.08	$(0.24)	$0.39	$(0.68)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three and six months ended June 30, 2022, there were 1.5 million and 1.2 million, respectively, of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Furthermore, in  periods when a net loss is reported, such as the three and six months ended June 30, 2022, basic and diluted net loss per common share are calculated using the same method.

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

Operating lease expense for the six months ended June 30, 2023 and 2022 was $483 thousand and $487 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Operating cash outflows from leases	$504	$456

The following summarizes additional information related to our leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.3	2.7
Weighted average discount rate	4.4%	4.5%

The maturity of the Company’s operating lease liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
2023	469	972
2024	1,024	1,022
2025	712	710
2026	22	20
Total undiscounted lease payments	2,227	2,724
Less imputed interest	113	166
Total lease liabilities	$2,114	$2,558

8. Income taxes

We recorded income tax expense in the second quarter of 2023 of $391 thousand at an effective tax rate of 33.8% compared to an income tax benefit in the second quarter of 2022 of $870 thousand at an effective tax rate of (26.8%).  For the six months ended June 30, 2023, we recorded income tax expense of $1.0 million at an effective tax rate of 20.7%, compared to an income tax benefit for the six months ended June 30, 2022 of $2.2 million at an effective tax rate of (24.9%).

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

9. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact.  Forward looking statements represent current views about possible future events that are often identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

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

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

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

Recent Developments
On April 5, 2023, the Company announced that on April 4, 2023, Bart C. Shuldman had resigned as the Company’s Chief Executive Officer and as a director of the Company, effective immediately (the “Effective Time”).  Mr. Shuldman’s resignation as director is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On April 4, 2023, the Board of Directors appointed John M. Dillon, a Board member, to serve as interim Chief Executive Officer of the Company, effective as of the Effective Time. In this capacity, Mr. Dillon serves as the Company’s principal executive officer.  Mr. Dillon will continue to serve on the Board of Directors, but has stepped down from his position as Audit Committee chair and from his membership on each of the committees of the Board of Directors. On May 8, 2023, the Board of Directors removed the “interim” designation and the Company announced that Mr. Dillon will continue in the role of Chief Executive Officer indefinitely, subject to the terms of his employment agreement.

Impact of COVID-19 Pandemic and the Global Supply Chain Disruptions
Since early 2020 and into the first quarter of 2022, the COVID-19 pandemic caused uncertainty and disruption in the global economy and financial markets.  Similar to other companies, TransAct has been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  During 2021, we experienced significantly lower sales levels.  However, during 2022, we were able to increase our inventory levels and minimize the impact to our customers by successfully modifying our products that were affected by supply chain disruptions, as well as sourcing component parts from alternate suppliers.  At the same time, after a slowdown resulting from the Omicron and other variants of COVID-19 that began to ease in the first six months of 2022, we continued to experience demand recovery during the remainder of 2022 and into 2023. Although we were able to increase inventory levels during 2022 and expect to continue to do so in the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will not be impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions, inflationary pressures and potential new COVID-19 variants in the markets we serve and from which we source our supplies and parts.

We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic, supply chain disruptions and inflationary pressures:

●
Employee Retention Credit – The Company received a refundable employee retention credit under the CARES Act in the first quarter of 2023.  The Company previously recognized the employee retention credit during the fourth quarter of 2021 as a $1.5 million “Gain from employee retention credit” in the Consolidated Statement of Operations for the year ended December 31, 2021 and recorded a $1.5 million “Employee retention credit receivable” in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

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

Index
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

Results of Operations: Three months ended June 30, 2023 compared to three months ended June 30, 2022

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Food service technology (“FST”)	$3,895	19.6%	$3,432	27.2%	$463	13.5%
POS automation	1,904	9.6%	1,172	9.3%	732	62.5%
Casino and gaming	12,172	61.1%	6,525	51.7%	5,647	86.5%
TransAct Services Group (“TSG”)	1,935	9.7%	1,494	11.8%	441	29.5%
	$19,906	100.0%	12,623	100.0%	$7,283	57.7%

International *	$3,181	16.0%	$2,896	22.9%	$285	9.8%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2023 increased $7.3 million, or 58%, compared to the second quarter of 2022.  Printer, terminal and other hardware unit sales volume increased 68% to approximately 42,000 units, due primarily to a sales volume increase in the casino and gaming market of 73%, and to a lesser extent, an increase in POS Automation volume and FST hardware volume of 63% and 25%, respectively.  Sales in the second quarter of 2022 were also still somewhat negatively impacted by COVID-19.  The average selling price of our printers, terminals and other hardware increased 5% during the second quarter of 2023 compared to the second quarter of 2022 primarily due to price increases instituted during 2022.  In addition to the sales volume increases, FST software, labels and other recurring revenue increased $0.3 million, or 14%, in the second quarter of 2023 compared to the second quarter of 2022.

International sales for the second quarter of 2023 increased $0.3 million, or 10%, from the same period in 2022 due to increased sales across all markets.

Index
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

Sales of our worldwide food service technology products for the three months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$3,625	93.1%	$3,281	95.6%	$344	10.5%
International	270	6.9%	151	4.4%	119	78.8%
	$3,895	100.0%	$3,432	100.0%	$463	13.5%

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Hardware	$1,407	36.1%	$1,253	36.5%	$154	12.3%
Software, labels and other recurring revenue	2,488	63.9%	2,179	63.5%	309	14.2%
	$3,895	100.0%	$3,432	100.0%	$463	13.5%

The increase in food service technology sales in the second quarter of 2023 compared to the second quarter of 2022 was driven by an increase in both sales of hardware and software.  Hardware sales increased 12% in the second quarter of 2023 compared to the second quarter of 2022, due to increased sales of our Accudate 9700.  Software sales, including sales of BOHA! software recognized on a SaaS subscription basis, labels and other recurring revenue, increased 14% compared to the prior year period due largely to the growth of the installed base of our BOHA! Terminals and WorkStations.

POS automation: In the POS automation market, we sell our Ithaca 9000 printer, which utilizes thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other quick-service restaurants either at the checkout counter or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.

Sales of our worldwide POS automation products for the three months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$1,904	100.0%	$1,172	100.0%	$732	62.5%
International	–	0.0%	–	0.0%	–	--
	$1,904	100.0%	$1,172	100.0%	$732	62.5%

The increase in POS automation sales in the second quarter of 2023 compared to the second quarter of 2022 was driven by domestic sales of our Ithaca® 9000 printer, resulting from a 63% increase in sales volume and a price increase instituted during 2022. Sales in the second quarter of 2022 were negatively impacted by printer production limitations caused by the worldwide supply chain slowdown.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$9,475	77.8%	$3,929	60.2%	$5,546	141.2%
International	2,697	22.2%	2,596	39.8%	101	3.9%
	$12,172	100.0%	$6,525	100.0%	$5,647	86.5%

The large increase in domestic sales of our casino and gaming products for the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by a 153% increase in domestic sales of our thermal casino printers and price increases we instituted during 2022.  Sales in the second quarter of 2022 were also still somewhat negatively impacted by COVID-19.  We believe we have significantly increased our market share compared to the second quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues.

The increase in international casino and gaming sales during the second quarter of 2023 compared to the second quarter of 2022 was due to a 12% increase in sales of our thermal casino printers. The increase is attributable to our increased market share compared to the second quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues.

Though we expect both domestic and international sales of our casino printers to continue to be strong and higher in 2023 as compared to 2022, we believe it is likely that our largest competitor will be able to resume supplying product later in 2023 which would negatively impact our worldwide casino and gaming sales.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales in our worldwide TSG market for the three months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$1,721	88.9%	$1,345	90.0%	$376	28.0%
International	214	11.1%	149	10.0%	65	43.6%
	$1,935	100.0%	$1,494	100.0%	$441	29.5%

The increase in both domestic and international revenue from TSG during the second quarter of 2023 as compared to the second quarter of 2022 was due largely to higher sales of legacy replacement parts for lottery printers and increased service revenue.  Sales of replacement parts for our legacy lottery printers can vary significantly from quarter to quarter.

Index
Gross Profit. Gross profit information for for the three months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$10,858	$5,434	99.8%	54.5%	43.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! ecosystem and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the second quarter of 2023, gross profit increased $5.4 million, or 100%, due primarily to a 58% increase in sales in the second quarter of 2023 compared to the second quarter of 2022 as well as an improved mix of higher margin casino and gaming printer sales.  Additionally, our gross margin increased to 55% for the second quarter of 2023 compared to 43% for the second quarter of 2022 due primarily to increased sales and market share gained in the casino and gaming industry (as previously discussed) as well as the effect of two rounds of price increases we instituted during 2022 to mitigate our higher product and shipping costs related to worldwide supply chain disruptions.  We anticipate that gross margin will be under downward pressure for the remainder of 2023 due to our expectation that our largest competitor will likely resume supplying product to the casino and gaming market later in 2023.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$2,505	$2,172	15.3%	12.6%	17.2%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those of the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $333 thousand, or 15%, for the second quarter of 2023 compared to the second quarter of 2022 due to additional software staff resources and product testing primarily related to our FST products.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$2,684	$3,293	(18.5%)	13.5%	26.1%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $609 thousand, or 19%, in the second quarter of 2023 compared to the second quarter of 2022 due to reduced trade show expenses and BOHA! market studies conducted in the first half of 2022.

Index
Operating Expenses - General and Administrative. General and administrative information for the three months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$4,445	$2,923	52.1%	22.3%	23.2%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $1.5 million, or 52%, during the second quarter of 2023 compared to the second quarter of 2022. In connection with the resignation of TransAct’s former Chief Executive Officer in April 2023, the Company incurred a severance charge of approximately $1.5 million in the second quarter of 2023.

Operating Income (Loss). Operating income (loss) information for the three months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$1,224	$(2,954)	141.4%	6.1%	(23.4%)

Our operating income increased $4.2 million, or 141%, in the second quarter of 2023 compared to the second quarter of 2022 due to a $5.4 million increase in gross profit on 58% higher sales combined with a 1,150 basis point improvement in gross margin, partially offset by a 15% increase in operating expenses largely driven by the former Chief Executive Officer’s $1.5 million dollar severance charge in the second quarter of 2023.

Interest, net. We recorded net interest expense of $68 thousand for the second quarter of 2023 compared to $28 thousand for the second quarter of 2022.  This increase in interest expense is related to the Company’s Siena Credit Facility. Following the July 2022 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $2,250,000 in principal amount pursuant to the terms of the July 2022 Siena Credit Facility Amendment No. 2 – see Note 5.  Interest expense increased due to this required borrowing and a rising interest rate environment.

Other, net. Other, net primarily includes foreign exchange gains/ losses by our UK subsidiary.  During the second quarter of 2023, our foreign exchange gains/losses netted such that we had no net gain/loss for the second quarter of 2023, resulting in no net other expense for the quarter, compared to a net exchange loss of $264 thousand for the second quarter of 2022. Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the Euro and Pound Sterling against the U.S. Dollar.

Income Taxes. We recorded income tax expense for the second quarter of 2023 of $0.4 million at an effective tax rate of 33.8%, compared to an income tax benefit during the second quarter of 2022 of $0.9 million at an effective tax rate of (26.8%). The effective tax rate for the second quarter of 2023 is higher than the effective tax rate for the second quarter of 2022 due to the non-deductibility of a portion of certain compensation and severance related to the resignation of TransAct’s former CEO in April 2023, partially offset by the impact from the R&D credit.  In periods with pre-tax income, such as the second quarter of 2023, the R&D credit has the effect of lowering the effective tax rate.  In periods with pre-tax losses, such as second quarter of 2022, the R&D credit has the effect of raising the effective tax rate.

Net Income (Loss). We reported net income for the second quarter of 2023 of $0.8 million, or $0.08 per diluted share, compared to a net loss of $2.4 million, or ($0.24) per diluted share, for the second quarter of 2022.

Index
Results of Operations:  Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
FST	$7,353	17.4%	$5,562	24.9%	$1,791	32.2%
POS automation	3,701	8.8%	2,472	11.1%	1,229	49.7%
Casino and gaming	27,983	66.4%	11,287	50.6%	16,696	147.9%
TSG	3,139	7.4%	3,004	13.4%	135	4.5%
	$42,176	100.0%	$22,325	100.0%	$19,851	88.9%

International *	$7,854	18.6%	$5,496	24.6%	$2,358	42.9%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2023 increased $19.9 million, or 89%, from the same period in 2022. Printer, terminal and other hardware sales unit volume increased by 95% to approximately 93,000, units for the first six months of 2023 driven primarily by a 118% increase in units within our casino and gaming market.  The average selling price of our printers, terminals and other hardware increased 14% for the first six months of 2023 compared to the first six months of 2022 due primarily to price increases instituted on most of our products in the latter part of 2022.  FST software, labels and other recurring revenue increased $1.1 million, or 29%, in the first six months of 2023 compared to the first six months of 2022.  Sales in the six months ended June 30, 2022 were also still somewhat negatively impacted by COVID-19.

International sales for the first six months of 2023 increased $2.4 million, or 43%, from the same period in 2022 due primarily to a 52% increase in the international casino and gaming market.

Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$6,888	93.7%	$5,227	94.0%	$1,661	31.8%
International	465	6.3%	335	6.0%	130	38.8%
	$7,353	100.0%	$5,562	100.0%	$1,791	32.2%

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Hardware	$2,538	34.5%	$1,816	32.7%	$722	39.8%
Software, labels and other recurring revenue	4,815	65.5%	3,746	67.3%	1,069	28.5%
	$7,353	100.0%	$5,562	100.0%	$1,791	32.2%

The increase in food service technology sales of $1.8 million, or 32%, in the first six months of 2023 compared to the first six months of 2022 was driven by increases in both sales of hardware and sales of BOHA! software, labels and other recurring revenue. Hardware sales increased 40% in the first half of 2023 compared to the first half of 2022 due largely to increased sales of our AccuDate 9700. FST software, labels and other recurring revenue sales increased 29% in the first six months of 2023 compared to the first six months of 2022.  This increase was primarily due to increased label sales and, to a lesser extent, increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! terminals and workstations.

Index
POS automation. Sales of our worldwide POS automation products for the six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$3,686	99.6%	$2,472	100.0%	$1,214	49.1%
International	15	0.4%	–	0.0%	15	100.0%
	$3,701	100.0%	$2,472	100.0%	$1,229	49.7%

Sales of POS automation printers increased $1.2 million, or 50%, for the first six months of 2023 compared to the first six months of 2022 due to an increase of domestic sales of our Ithaca® 9000 printer combined with a price increase instituted during 2022.  In addition, sales in the second quarter of 2022 were negatively impacted by printer production limitations caused by the worldwide supply chain slowdown.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$21,044	75.2%	$6,717	59.5%	$14,327	213.3%
International	6,939	24.8%	4,570	40.5%	2,369	51.8%
	$27,983	100.0%	$11,287	100.0%	$16,696	147.9%

The increase in domestic sales of our casino and gaming products of $14.3 million, or 213%, for the first six months of 2023 compared to the first six months of 2022 was due to an increase in sales and price increases in our gaming and thermal casino printers. We believe we have significantly increased our market share compared to the second quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues.

International sales of our casino and gaming products increased by $2.4 million, or 52%, in the first six months of 2023 compared to the first six months of 2022.  The increase is attributable to our increased market share compared to the second quarter of 2022 due to our largest competitor’s inability to supply product due to supply chain issues, as well as price increases instituted during 2022.

Though we expect both domestic and international sales of our casino printers to continue to be strong in 2023 as compared to 2022, we believe it is likely that our largest competitor will be able to resume supplying product later in 2023 which would negatively impact our worldwide casino and gaming sales.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		$ Change	% Change
Domestic	$2,704	86.1%	$2,413	80.3%	$291	12.1%
International	435	13.9%	591	19.7%	(156)	(26.4%)
	$3,139	100.0%	$3,004	100.0%	$135	4.5%

The increase in domestic TSG revenue of $0.3 million, or 12%, for the first six months of 2023 as compared to the first six months of 2022 was primarily due to greater sales of replacement parts and accessories as well as increased service revenue.

Internationally, TSG revenue decreased $0.2 million, or 26%, for the first six months of 2023 compared to the first six months of 2022, primarily due to a 59% decrease in sales of replacement parts to international casino and gaming customers.

Index
Gross Profit.  Gross profit for the six months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Six Months Ended		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$23,113	$8,000	188.9%	54.8%	35.8%

For the first six months of 2023, gross profit increased $15.1 million, or 189%, due largely to a sales increase of 89% in the first six months of 2023 compared to the first six months of 2022. Gross margin also increased 1,900 basis points to 55% in the first half of 2023 compared to 36% in the second half of 2022.   The large increase in both gross profit and gross margin is due to increased market share in the casino and gaming market, increased sales of higher margin products and price increases instituted in 2022.  However, we anticipate that gross margin will be under downward pressure for the remainder of 2023 due to our expectation that our largest competitor will likely resume supplying product to the casino and gaming market later in 2023.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$4,774	$4,455	7.2%	11.3%	20.0%

Engineering, design and product development expenses increased $0.3 million, or 7%, during the first six months of 2023 compared to first six months of 2022 due to the impact from the hiring of additional engineering staff as well as product testing.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$5,441	$5,976	(9.0%)	12.9%	26.8%

Selling and marketing expenses decreased $0.5 million, or 9%, for the first six months of 2023 compared to the first six months of 2022. The primary driver of the decline relates to BOHA! market studies conducted in the first half of 2022 which were not repeated in 2023.  In addition to the reduction of these initiatives, we incurred lower trade show expenses in the first six months of 2023.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$7,861	$6,127	28.3%	18.6%	27.4%

General and administrative expenses increased $1.7 million, or 28%, for the first six months of 2023 compared to the first six months of 2022. Driving the increase was the severance charge related to the resignation of the Company’s former Chief Executive Officer in April 2023 of approximately $1.5 million.  Other factors contributing to the increase were higher compensation expense and higher depreciation expense related to the implementation of a new ERP system in 2022.

Operating Income (Loss). Operating income (loss) for the six months ended June 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$5,037	$(8,558)	158.9%	11.9%	(38.3%)

Our operating income increased $13.6 million, or 159%, for the first six months of 2023 compared to the first six months of 2022 as a $15.1 million, or 189% increase in gross profit on 89% higher sales was partially offset by a $1.5 million, or 9%, increase in operating expenses during the first half of 2023 compared to the first half of 2022.

Index
Interest, net. We recorded net interest expense of $134 thousand for the first six months of 2023 compared to net interest expense of $92 thousand for the first six months of 2022.  This increase in interest expense is related to the Company’s Siena Credit Facility. Following the July 2022 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $2,250,000 in principal amount pursuant to the terms of the July 2022 Siena Credit Facility Amendment No. 2 – see Note 5. Interest expense increased due to this required borrowing and a rising interest rate environment.

Other, net. We recorded other income of $21 thousand for the first six months of 2023 compared to other expense of $299 thousand for the first six months of 2022.  The large decline in other expense is due to foreign exchange losses recorded by our U.K. subsidiary in the second quarter of 2022 largely due to a weakening of the British pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense for the first six months of 2023 of $1.0 million at an effective tax rate of 20.7%, compared to an income tax benefit for the first six months of 2022 of $2.2 million at an effective tax rate of (24.9%).

Net Income (loss). As a result of the above, we reported net income for the first six months of 2023 of $3.9 million, or $0.39 per diluted share, compared to a net loss of $6.7 million, or ($0.68) per diluted share for the first six months of 2022.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2023, our cash and cash equivalents balance increased $2.8 million from December 31, 2022. We ended the second quarter of 2023 with $10.8 million in cash and cash equivalents, of which $0.6 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3.7 million for the first six months of 2023 as compared to cash used in operating activities of $14.6 million for the first six months of 2022:

During the first six months of 2023:
•	We reported net income of $3.9 million.
•	We recorded depreciation and amortization of $0.7 million, and share-based compensation expense of $0.4 million.
•	Deferred income taxes were down $0.8 million due to pre-tax income being recognized in the first six months of 2023.
•	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
•	Inventories increased $3.4 million consistent with overall increases in sales in 2023 compared to 2022.
•	Accounts payable were down $1.1 million in 2023 due largely to the timing of vendor payments.
•	Accrued liabilities and other liabilities increased $1.3 million due largely to accrued severance in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

During the first six months of 2022:
•	We reported a net loss of $6.7 million.
•	We recorded depreciation and amortization of $0.6 million and share-based compensation expense of $0.6 million.
•	Accounts receivable increased $4.5 million due to higher sales volumes in the first half of 2022.
•	Deferred income taxes increased $2.2 million due to a pretax loss during the first half of 2022.
•	Inventories increased $3.3 million due largely to strategic purchases of electronic parts in volume in an effort to minimize disruptions of production at our contract manufacturers.

Investing activities:  Our capital expenditures were $689 thousand for the first six months of 2023 compared to $744 thousand for the first six months of 2022.  Expenditures in 2023 were for computer and networking equipment and new tooling equipment.  Expenditures in 2022 were primarily related to the implementation of a new ERP system.

Financing activities:  Financing activities used $86 thousand and $129 thousand of cash during the first six months of 2023 and 2022, respectively, primarily to pay for withholding taxes on stock issued from our stock compensation plans.

Index
Resource Sufficiency
Since early 2020, we have been impacted in varying degrees by the COVID-19 pandemic.  In addition, and more recently, we have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  Although these economic conditions have abated somewhat of late, they continue to cause uncertainty and disruption in the global economy and financial markets.  Given the unprecedented impact and severity of these external factors on the food service and casino and gaming industries, the Company continues to monitor its cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under the Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of these global economic pressures remain uncertain and the ultimate impact of these global pressures is unknown.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement governing the Siena Credit Facility with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on (i) 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021.  From July 31, 2021 through June 30, 2023, we remained in compliance with our excess availability covenant.

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

As of June 30, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $5.6 million of net borrowing capacity available under the Siena Credit Facility.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2023, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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

10.1	TransAct Technologies Incorporated 2014 Equity Incentive Plan, as amended and restated in 2023 (incorporated by reference to Exhibit I to the Company’s Definitive Proxy Statement on Schedule 14A (000-21121) filed with the SEC on April 21, 2023).
10.2
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

10.4
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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 10, 2023	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: August 10, 2023	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)