Form 10-Q
period 2023-09-30
TRANSACT TECHNOLOGIES INC
filed 2023-11-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023
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

As of October 31, 2023 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 9,958,118.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2023	December 31, 2022
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$11,605	$7,946
Accounts receivable, net	12,184	13,927
Employee retention credit receivable	–	1,500
Inventories	17,559	12,028
Other current assets	1,306	724
Total current assets	42,654	36,125

Fixed assets, net of accumulated depreciation of $18,300 and $17,656, respectively	2,653	2,781
Right-of-use assets, net	1,824	2,488
Goodwill	2,621	2,621
Deferred tax assets	6,589	7,327
Intangible assets, net of accumulated amortization of $1,480 and $1,364, respectively	126	242
Other assets	198	248
	14,011	15,707
Total assets	$56,665	$51,832

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$2,250	$2,250
Accounts payable	6,239	7,395
Accrued liabilities	5,723	4,077
Lease liabilities	915	875
Deferred revenue	977	1,329
Total current liabilities	16,104	15,926

Deferred revenue, net of current portion	201	143
Lease liabilities, net of current portion	965	1,683
Other liabilities	221	218
	1,387	2,044
Total liabilities	17,491	17,970

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,002,960 and 13,956,725 shares issued, respectively; 9,958,118 and 9,911,883 shares outstanding, respectively	140	139
Additional paid-in capital	56,807	56,282
Retained earnings	14,440	9,630
Accumulated other comprehensive loss, net of tax	(103)	(79)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	39,174	33,862
Total liabilities and shareholders’ equity	$56,665	$51,832

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net sales	$17,190	$17,856	$59,366	$40,181
Cost of sales	8,274	9,663	27,337	23,988
Gross profit	8,916	8,193	32,029	16,193

Operating expenses:
Engineering, design and product development	2,509	1,985	7,283	6,440
Selling and marketing	2,397	2,748	7,838	8,724
General and administrative	2,819	3,073	10,680	9,200
	7,725	7,806	25,801	24,364

Operating income (loss)	1,191	387	6,228	(8,171)
Interest and other (expense) income:
Interest, net	(73)	(53)	(207)	(145)
Other, net	(43)	132	(22)	(167)
	(116)	79	(229)	(312)

Income (loss) before income taxes	1,075	466	5,999	(8,483)
Income tax (expense) benefit	(169)	62	(1,189)	2,287
Net income (loss)	$906	$528	$4,810	$(6,196)

Net income (loss) per common share:
Basic	$0.09	$0.05	$0.48	$(0.63)
Diluted	$0.09	$0.05	$0.48	$(0.63)

Shares used in per-share calculation:
Basic	9,958	9,911	9,948	9,902
Diluted	10,052	9,911	10,023	9,902

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

Net income (loss)	$906	$528	$4,810	$(6,196)
Foreign currency translation adjustment, net of tax	(35)	(205)	(24)	(255)
Comprehensive income (loss)	$871	$323	$4,786	$(6,451)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,810	$(6,196)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	611	868
Depreciation and amortization	1,103	984
Deferred income taxes	746	(2,387)
Unrealized foreign currency transaction losses	22	165
Changes in operating assets and liabilities:
Accounts receivable	1,786	(6,343)
Employee retention credit receivable	1,500	–
Inventories	(5,584)	(3,551)
Prepaid income taxes	(178)	(51)
Other current and long-term assets	(344)	(137)
Accounts payable	(1,152)	1,926
Accrued liabilities and other liabilities	1,271	508
Net cash provided by (used in) operating activities	4,591	(14,214)

Cash flows from investing activities:
Capital expenditures	(788)	(955)
Net cash used in investing activities	(788)	(955)

Cash flows from financing activities:
Proceeds from bank borrowings	–	2,250
Withholding taxes paid on stock issuances	(86)	(119)
Payment of bank financing costs	–	(69)
Net cash (used in) provided by financing activities	(86)	2,062

Effect of exchange rate changes on cash and cash equivalents	(58)	14

Increase (decrease) in cash and cash equivalents	3,659	(13,093)
Cash and cash equivalents, beginning of period	7,946	19,457
Cash and cash equivalents, end of period	$11,605	$6,364

Supplemental schedule of non-cash investing activities:
Non-cash capital expenditure items	$36	$19

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

Equity beginning balance	$38,090	$32,672	$33,862	$38,984

Common stock
Balance, beginning of period	140	139	139	139
Issuance of common stock from restricted stock units	–	–	1	–
Balance, end of period	140	139	140	139

Additional paid-in capital
Balance, beginning of period	56,594	55,708	56,282	55,246
Share-based compensation expense	213	287	611	868
Relinquishment of stock awards to pay for withholding taxes	–	–	(86)	(119)
Balance, end of period	56,807	55,995	56,807	55,995

Retained earnings
Balance, beginning of period	13,534	8,842	9,630	15,566
Net income (loss)	906	528	4,810	(6,196)
Balance, end of period	14,440	9,370	14,440	9,370

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive (loss) income, net of tax
Balance, beginning of period	(68)	93	(79)	143
Foreign currency translation adjustment, net of tax	(35)	(205)	(24)	(255)
Balance, end of period	(103)	(112)	(103)	(112)

Equity ending balance	$39,174	$33,282	$39,174	$33,282

Supplemental share information
Issuance of shares from stock awards	1	2	58	65
Relinquishment of stock awards to pay withholding taxes	–	–	12	26

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

Impact of Global Economic Conditions, Supply Chain Disruptions and the COVID-19 Pandemic
Since early 2020 and into the first quarter of 2022, the COVID-19 pandemic caused uncertainty and disruption in the global economy and financial markets.  Similar to other companies, TransAct has also been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  After experiencing significantly lower inventory and sales levels in 2021 due to supply chain disruptions, we were able to increase our inventory levels and minimize the impact to our customers in 2022 by successfully modifying our products that were affected by supply chain disruptions, as well as by sourcing component parts from alternate suppliers.  At the same time, after a slowdown resulting from the Omicron and other variants of COVID-19 that began to ease in the first nine months of 2022, we continued to experience demand recovery during the remainder of 2022 and into 2023. Although we were able to increase inventory levels during 2022 and the first nine months of 2023 and expect to continue to do so in the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will not be impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions, inflationary pressures and potential new COVID-19 variants in the markets we serve and from which we source our supplies and parts.

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

●
Expense Reductions – During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that includes reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses.  When completed in the fourth quarter of 2023, we expect these actions will result in approximately $3 million of annualized savings beginning in 2024

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued, including consideration of the actions to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Condensed Consolidated Financial Statements were issued.

Index
Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to remain strong during the remainder of 2023. Though demand for our products at casinos increased substantially in 2022 and during the first nine months of 2023, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn or slower than anticipated economic recovery. However, should conditions warrant, we believe we will be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2022 Form 10-K.  There have been no changes to our significant accounting policies since the 2022 Form 10-K.

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

	Three Months Ended
	September 30,
	2023			2022
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,049	$192	$4,241	$3,496	$252	$3,748
POS automation	1,575	69	1,644	5,228	–	5,228
Casino and gaming	5,411	3,608	9,019	3,758	3,985	7,743
TransAct Services Group	2,087	199	2,286	983	154	1,137
Total net sales	$13,122	$4,068	$17,190	$13,465	$4,391	$17,856

	Nine Months Ended
	September 30,
	2023			2022
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$10,937	$657	$11,594	$8,723	$587	$9,310
POS automation	5,261	84	5,345	7,700	–	7,700
Casino and gaming	26,455	10,547	37,002	10,475	8,555	19,030
TransAct Services Group	4,791	634	5,425	3,396	745	4,141
Total net sales	$47,444	$11,922	$59,366	$30,294	$9,887	$40,181

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the nine months ended September 30, 2023, we recognized revenue of $1.2 million related to our contract liabilities at December 31, 2022.  Total net contract liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Unbilled receivables, current	$194	$392
Unbilled receivables, net of current portion	144	163
Customer pre-payments	(410)	(101)
Deferred revenue, current	(977)	(1,329)
Deferred revenue, net of current portion	(201)	(143)
Total net contract liabilities	$(1,250)	$(1,018)

Index
Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2023, the aggregate amount of transaction prices allocated to remaining performance obligations was $12.0 million.  The Company expects to recognize revenue of $11.7 million of its remaining performance obligations within the next 12 months following September 30, 2023, $0.2 million within the next 24 months following September 30, 2023 and the balance of these remaining performance obligations recognized within the next 36 months following September 30, 2023.

4. Inventories

The components of inventories were:

	September 30, 2023	December 31, 2022
	(In thousands)

Raw materials and purchased component parts	$10,069	$8,884
Finished goods	7,490	3,144
	$17,559	$12,028

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

The Siena Credit Facility imposes a financial covenant on the Company and borrowings are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory. The agreement governing the Siena Credit Facility restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Loan and Security Agreement governing the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through September 30, 2023, we remained in compliance with our excess availability covenant. As of September 30, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $6.8 million of net borrowing capacity available under the Siena Credit Facility.

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

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility.  Section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender, and this amendment confirmed that John Dillon, the Company’s current Chief Executive Officer, is an acceptable successor and applied the same requirement to any future successor to Mr. Dillon.

6. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income (loss)	$906	$528	$4,810	$(6,196)

Shares:
Basic: Weighted average common shares outstanding	9,958	9,911	9,948	9,902
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	94	–	75	–
Diluted: Weighted average common and common equivalent shares outstanding	10,052	9,911	10,023	9,902

Net income (loss) per common share:
Basic	$0.09	$0.05	$0.48	$(0.63)
Diluted	$0.09	$0.05	$0.48	$(0.63)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the nine months ended September 30, 2022, there were 1.6 million of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Furthermore, in  periods when a net loss is reported, such as the nine months September 30, 2022, basic and diluted net loss per common share are calculated using the same method.

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

Operating lease expense for the nine months ended September 30, 2023 and 2022 was $742 thousand and $748 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Operating cash outflows from leases	$756	$617

The following summarizes additional information related to our leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.0	2.7
Weighted average discount rate	4.5%	4.5%

The maturity of the Company’s operating lease liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
2023	216	972
2024	1,022	1,022
2025	711	710
2026	21	20
Total undiscounted lease payments	1,970	2,724
Less imputed interest	90	166
Total lease liabilities	$1,880	$2,558

8. Income taxes

We recorded income tax expense in the third quarter of 2023 of $169 thousand at an effective tax rate of 15.7% compared to an income tax benefit in the third quarter of 2022 of $62 thousand at an effective tax rate of (13.3%).  For the nine months ended September 30, 2023, we recorded income tax expense of $1.2 million at an effective tax rate of 19.8%, compared to an income tax benefit for the nine months ended September 30, 2022 of $2.3 million at an effective tax rate of (27.0%).

We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2019.  However, our federal tax returns for the years 2020 through 2022 remain open to examination. Various U.S. state and foreign tax jurisdiction tax years remain open to examination as well, but we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

9. Subsequent events

In the fourth quarter of 2023, we completed an asset sale of our Printrex product line (essentially inventory on-hand) and plan to record a resulting non-operating gain of approximately $0.4 million in the fourth quarter of 2023. Prior to this sale, the last TransAct sales of Printrex products occurred in 2021.

The Company has evaluated all other events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued.  Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact.  Forward looking statements represent current views about possible future events that are often identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “project”, “plan” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions, whether due to  the COVID-19 pandemic or otherwise, on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflation, the conflicts in Russia/Ukraine and the Middle East, an inability of our customers to make payments on time or at all, diversion of management attention, a possible future reduction in the value of goodwill or other intangible assets, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of component parts or raw materials, exchange rate fluctuations, volatility of, and decreases in, trading prices of our common stock and the availability of needed financing on acceptable terms or at all; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully transition our business into the food service technology market; risks associated with potential future acquisitions; general economic conditions; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees as the Company grows; our dependence on third parties for sales outside the United States; our dependence on technology licenses from third parties; marketplace acceptance of new products; risks associated with foreign operations; the availability of third party components at reasonable prices; price wars, supply chain disruptions or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

Index
Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! branded suite of cloud-based applications and companion hardware solutions.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Recent Developments
In the fourth quarter of 2023, we completed an asset sale of our Printrex product line (essentially inventory on-hand) and plan to record a resulting non-operating gain of approximately $0.4 million in the fourth quarter of 2023.  Prior to this sale, the last TransAct sales of Printrex products occurred in 2021.  See Note 9.

The Company recently announced that it intends to engage an advisor in the fourth quarter of 2023 to assist in determining the best long-term strategy for its business and ensure the Company is maximizing the value of its operations for all shareholders and stakeholders.

Impact of Global Economic Conditions, Supply Chain Disruptions and the COVID-19 Pandemic
Since early 2020 and into the first quarter of 2022, the COVID-19 pandemic caused uncertainty and disruption in the global economy and financial markets.  Similar to other companies, TransAct has also been impacted by global supply chain issues, increased shipping costs and inflationary pressures, which have increased our costs and, in some instances, slowed our ability to deliver products to our customers.  After experiencing significantly lower inventory and sales levels in 2021 due to supply chain disruptions, we were able to increase our inventory levels and minimize the impact to our customers in 2022 by successfully modifying our products that were affected by supply chain disruptions, as well as by sourcing component parts from alternate suppliers.  At the same time, after a slowdown resulting from the Omicron and other variants of COVID-19 that began to ease in the first nine months of 2022, we continued to experience demand recovery during the remainder of 2022 and into 2023. Although we were able to increase inventory levels during 2022 and the first nine months of 2023 and expect to continue to do so in the balance of 2023, there can be no assurance that new or continuing supply chain disruptions will not affect our products or that we will be able to make timely modifications to address any future supply chain issues that arise.  Further, while we have offset most of our cost increases by increasing prices of our products, there can be no guarantee that we will not be impacted by the economic effects of any future cost increases that cannot be predicted, supply chain disruptions, inflationary pressures and potential new COVID-19 variants in the markets we serve and from which we source our supplies and parts.

We have taken the following actions to increase liquidity and strengthen our financial position in an effort to mitigate the negative impacts from the COVID-19 pandemic, supply chain disruptions and inflationary pressures:

•
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

•
Credit Facility – On March 13, 2020, we entered into a credit facility with Siena Lending Group LLC that provides a revolving credit line of up to $10.0 million, subject to a borrowing base and on July 19, 2022, we entered into an amendment to extend the maturity of the facility to March 13, 2025.  See Note 5 to the accompanying condensed consolidated financial statements for further details regarding this facility.

•
Expense Reductions – During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that includes reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. When completed in the fourth quarter of 2023, we expect these actions will result in approximately $3 million of annualized savings beginning in 2024.

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

Critical Accounting Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, share-based compensation and contingent liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting judgements and estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2022 Form 10-K.

Results of Operations: Three months ended September 30, 2023 compared to three months ended September 30, 2022

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Food service technology (“FST”)	$4,241	24.7%	$3,748	21.0%	$493	13.2%
POS automation	1,644	9.5%	5,228	29.3%	(3,584)	(68.6%)
Casino and gaming	9,019	52.5%	7,743	43.3%	1,276	16.5%
TransAct Services Group (“TSG”)	2,286	13.3%	1,137	6.4%	1,149	101.1%
	$17,190	100.0%	17,856	100.0%	$(666)	(3.7%)

International *	$4,068	23.7%	$4,391	24.6%	$(323)	(7.4%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2023 decreased $0.7 million, or 4%, compared to the third quarter of 2022. Printer, terminal and other hardware unit sales volume decreased 24% to approximately 33,000 units, due primarily to a 68% unit sales volume decline in the POS automation market, partially offset by a unit sales volume increase in the casino and gaming market of 8%. The average selling price of our printers, terminals and other hardware increased 10% during the third quarter of 2023 compared to the third quarter of 2022 primarily due to price increases instituted during 2022 as well as higher volume sales of our higher priced products.  In addition, FST software, labels and other recurring revenue increased $0.6 million, or 22%, in the third quarter of 2023 compared to the third quarter of 2022.

International sales for the third quarter of 2023 decreased $0.3 million, or 7%, from the same period in 2022 due largely to lower sales in our Casino and gaming market.

Index

Food service technology (“FST”): Our primary offering in the food service technology market is our line of BOHA! products, which combines our latest generation terminal and workstation which includes one or two printers and our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to a separate application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offerings of BOHA! consist of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for, temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as handheld devices, tablets, temperature probes and temperature sensors and gateways. The BOHA! Terminal combines an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal and the BOHA! WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the food service technology market, we use an internal sales force to solicit sales directly from end users.

Sales of our worldwide food service technology products for the three months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$4,049	95.5%	$3,496	93.3%	$553	15.8%
International	192	4.5%	252	6.7%	(60)	(23.8%)
	$4,241	100.0%	$3,748	100.0%	$493	13.2%

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Hardware	$1,112	26.2%	$1,187	31.7%	$(75)	(6.3%)
Software, labels and other recurring revenue	3,129	73.8%	2,561	68.3%	568	22.2%
	$4,241	100.0%	$3,748	100.0%	$493	13.2%

The increase in food service technology sales in the third quarter of 2023 compared to the third quarter of 2022 was driven largely by an increase in software and label sales.  Hardware sales decreased 6% in the third quarter of 2023 compared to the third quarter of 2022, due to lower sales of our BOHA! Terminals and Workstations.  Software sales, including sales of BOHA! software recognized on a SaaS subscription basis and labels increased 22% compared to the prior year period due largely to unusually high label sales to several existing customers, as well as the continued growth of the installed base of our BOHA! Terminals and Workstations (driving higher software sales).

POS automation: In the POS automation market, we sell our Ithaca 9000 printer, which utilizes thermal printing technology. Our POS printer is used primarily by McDonald’s, and to a lesser extent, other quick-service restaurants either at the checkout counter, grill station or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.

Sales of our worldwide POS automation products for the three months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$1,575	95.8%	$5,228	100.0%	$(3,653)	(69.9%)
International	69	4.2%	–	--	69	100%
	$1,644	100.0%	$5,228	100.0%	$(3,584)	(68.6%)

The decrease in POS automation sales in the third quarter of 2023 compared to the third quarter of 2022 was driven by a 70% decrease in domestic sales, partially offset by a price increase instituted during 2022.  During the second quarter of 2022, due to production limitations caused by the worldwide supply chain slowdown, we could not produce enough POS automation printers to fulfill customer orders. However, during the third quarter of 2022, we successfully managed through the shortage, significantly increased production and began to fulfill our large backlog of sales orders which resulted in unusually high sales for this prior year period.  During the third quarter of 2023, we shipped our normal run-rate of POS automation printers which we expect to continue at approximately the same rate for the remainder of 2023.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$5,411	60.0%	$3,758	48.5%	$1,653	44.0%
International	3,608	40.0%	3,985	51.5%	(377)	(9.5%)
	$9,019	100.0%	$7,743	100.0%	$1,276	16.5%

The increase in domestic sales of our casino and gaming products for the third quarter of 2023 compared to the third quarter of 2022 of $1.7 million, or 44%, was primarily driven by sales growth of our thermal casino printers, particularly to one large customer. We believe we have increased our market share during 2023 compared to 2022 as a result of our largest competitor’s inability to supply product due to supply chain issues, but we anticipate a more competitive environment in the casino and gaming market going forward. We expect domestic sales in the fourth quarter of 2023 to be lower than the third quarter of 2023 as many of our customers have built up higher than normal levels of inventory of our product (accumulated as a hedge during the worldwide supply chain crisis earlier in the year) and we therefore expect a slowdown in their order rates until they are able to sell through their on-hand inventory.

The decrease in international casino and gaming sales during the third quarter of 2023 compared to the third quarter of 2022 was due to a 10% decrease in sales of our thermal casino printers. Similar to our domestic customers, our international customers also began to slow their order rates in the third quarter of 2023 due to higher than normal inventory levels.  We expect this to continue to impact our international sales in the fourth quarter of 2023.

Though sales of both our domestic and international casino printers have been strong in 2023 as compared to 2022, we believe it is likely that our largest competitor will eventually be able to resume supplying product which would negatively impact our worldwide casino and gaming sales.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales in our worldwide TSG market for the three months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$2,087	91.3%	$983	86.5%	$1,104	112.3%
International	199	8.7%	154	13.5%	45	29.2%
	$2,286	100.0%	$1,137	100.0%	$1,149	101.1%

The increase in both domestic and international revenue from TSG during the third quarter of 2023 as compared to the third quarter of 2022 was due largely to higher sales of legacy replacement parts for lottery printers.  Sales of replacement parts for our legacy lottery printers can vary significantly from quarter to quarter.  However, based on our backlog of orders, we expect TSG sales in the fourth quarter of 2023 to be consistent with the third quarter of 2023.

Gross Profit. Gross profit information for the three months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$8,916	$8,193	8.8%	51.9%	45.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the third quarter of 2023, gross profit increased $0.7 million, or 9%, and gross margin increased 600 basis points to 52% due primarily to an improved mix of higher margin casino and gaming printer sales (which increased by 17%).  Additionally, our gross margin increased fdue to the effect of two rounds of price increases we instituted during 2022 to mitigate higher product and shipping costs related to worldwide supply chain disruptions.  Our gross margin decreased slightly from 55% in the second quarter of 2023 as a result of previously anticipated downward pressure on gross margin from a sequential decline in casino and gaming sales.  We expect this downward trend in gross margin to continue for the remainder of 2023 due to an expected slowdown in order rates from many of our casino and gaming customers at they sell through higher than normal levels of inventory of our product.

Index

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$2,509	$1,985	26.4%	14.6%	11.1%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those of the third-party licensor of our food service technology software products).  Engineering, design and product development expenses increased $524 thousand, or 26%, for the third quarter of 2023 compared to the third quarter of 2022 due to additional software staff resources and product testing primarily for planned new product launches, including the new BOHA! Terminal 2. We expect engineering, design and product development expenses to be lower in the fourth quarter of 2023 than the third quarter of 2023 due cost reduction initiatives we began during the third quarter of 2023.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended September 30, 2023 and  2022 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$2,397	$2,748	(12.8%)	13.9%	15.4%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $351 thousand, or 13%, in the third quarter of 2023 compared to the third quarter of 2022 due to cost reduction initiatives including reduced headcount, trade show and other marketing expenses.  As a result of these initiatives, we expect selling and marketing expenses will continue to decline for the remainder of 2023 and into 2024.

Operating Expenses - General and Administrative. General and administrative information for the three months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$2,819	$3,073	(8.3%)	16.4%	17.2%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, business development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses decreased $254 thousand, or 8%, during the third quarter of 2023 compared to the third quarter of 2022 due largely to lower  share-based and incentive compensation expense due to the resignation of our former Chief Executive Officer in April 2023.

Operating Income. Operating income information for the three months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$1,191	$387	207.8%	6.9%	2.2%

Our operating income increased $0.8 million, or 208%, in the third quarter of 2023 compared to the third quarter of 2022 due to a $0.7 million increase in gross profit despite a 4% decline in sales (600 basis point improvement in gross margin).  Operating income also benefited from an $81 thousand, or 1%, reduction in operating expenses.

Interest, net. We recorded net interest expense of $73 thousand in the third quarter of 2023 compared to $53 thousand in the third quarter of 2022.  For both periods, we maintained outstanding borrowings of about $2.3 million in principal amount pursuant to the terms of the July 2022 Siena Credit Facility Amendment No. 2 – see Note 5 to the accompanying condensed consolidated financial statements.  Interest expense increased due to a higher interest rate environment in the third quarter of 2023 compared to the third quarter of 2022.

Index
Other, net. Other, net primarily includes foreign exchange gains/ losses by our UK subsidiary.  During the third quarter of 2023 we recognized $43 thousand of foreign exchange losses compared to $132 thousand of foreign exchange gains in the third quarter of 2022.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense in the third quarter of 2023 of $169 thousand at an effective tax rate of 15.7%, compared to an income tax benefit during the third quarter of 2022 of $62 thousand at an effective tax rate of (13.3%).  The tax benefit in the third quarter of 2022 despite having pre-tax income of $466 thousand for the period primarily resulted from the reversal of a valuation allowance on deferred tax assets in our UK subsidiary.

Net Income. We reported net income for the third quarter of 2023 of $0.9 million, or $0.09 per diluted share, compared to net income of $0.5 million, or $0.05 per diluted share, for the third quarter of 2022.

Results of Operations:  Nine Months Ended September 30, 2023 compared to nine months ended September 30, 2022

Net Sales. Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
FST	$11,594	19.5%	$9,310	23.2%	$2,284	24.5%
POS automation	5,345	9.0%	7,700	19.2%	(2,355)	(30.6%)
Casino and gaming	37,002	62.3%	19,030	47.4%	17,972	94.4%
TSG	5,425	9.2%	4,141	10.2%	1,284	31.0%
	$59,366	100.0%	$40,181	100.0%	$19,185	47.7%

International *	$11,922	20.1%	$9,887	24.6%	$2,035	20.6%

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2023 increased $19.2 million, or 48%, from the same period in 2022. Printer, terminal and other hardware sales unit volume increased by 38% to approximately 127,000, units for the first nine months of 2023 driven primarily by a 73% increase in units sold within our casino and gaming market, somewhat offset by a 34% decline in unit sales of our POS automation printers.  The average selling price of our printers, terminals and other hardware increased 13% for the first nine months of 2023 compared to the first nine months of 2022 due primarily to price increases instituted on most of our products in the latter part of 2022.  FST software, labels and other recurring revenue increased $1.6 million, or 26%, in the first nine months of 2023 compared to the first nine months of 2022.  Sales in the nine months ended September 30, 2022 were also still somewhat negatively impacted by COVID-19.

International sales for the first nine months of 2023 increased $2.0 million, or 21%, from the same period in 2022 due primarily to a 23% increase in sales within the international casino and gaming market.

Index

Food service technology. Sales of our worldwide food service technology products for the nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$10,937	94.3%	$8,723	93.7%	$2,214	25.4%
International	657	5.7%	587	6.3%	70	11.9%
	$11,594	100.0%	$9,310	100.0%	$2,284	24.5%

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Hardware	$3,651	31.5%	$3,003	32.3%	$648	21.6%
Software, labels and other recurring revenue	7,943	68.5%	6,307	67.7%	1,636	25.9%
	$11,594	100.0%	$9,310	100.0%	$2,284	24.5%

The increase in food service technology sales of $2.3 million, or 25%, in the first nine months of 2023 compared to the first nine months of 2022 was driven by increases in both sales of hardware and sales of BOHA! software and labels. Hardware sales increased 22% in the first nine months of 2023 compared to the first nine months of 2022 due largely to increased sales of our AccuDate 9700 and BOHA! Workstation. FST software, labels and other recurring revenue sales increased 26% in the first nine months of 2023 compared to the first nine months of 2022.  This increase was primarily due to both increased label sales and increased software sales, compared to the prior year period due principally to the growth of the installed base of our BOHA! Terminals and Workstations.

POS automation. Sales of our worldwide POS automation products for the nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$5,261	98.4%	$7,700	100.0%	$(2,439)	(31.7%)
International	84	1.6%	–	–	84	100%
	$5,345	100.0%	$7,700	100.0%	$(2,355)	(30.6%)

Sales of POS automation printers decreased $2.4 million, or 31%, for the first nine months of 2023 compared to the first nine months of 2022 due to a decrease of domestic sales of our Ithaca 9000 printer, partially offset by a price increase instituted during 2022.  The decrease in sales was driven primarily by unusually high sales to McDonald’s in the third quarter of 2022, as we successfully managed through the global chip shortage and increased production and began to fulfill a large backlog of orders (due to a competitor’s inability to supply product) from the second quarter of 2022.

Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$26,455	71.5%	$10,475	55.0%	$15,980	152.6%
International	10,547	28.5%	8,555	45.0%	1,992	23.3%
	$37,002	100.0%	$19,030	100.0%	$17,972	94.4%

The increase in domestic sales of our casino and gaming products of $16.0 million, or 153%, for the first nine months of 2023 compared to the first nine months of 2022 was due to an increase in sales and price increases in our gaming and thermal casino printers. We believe we have significantly increased our market share compared to the comparable period in 2022 due to our largest competitor’s inability to supply product due to supply chain issues. However, we anticipate a more competitive environment going forward.

International sales of our casino and gaming products increased $2.0 million, or 23%, in the first nine months of 2023 compared to the first nine months of 2022.  We believe we have significantly increased our market share in the first nine months of 2023 compared to the comparable period in 2022 due to our largest competitor’s inability to supply product due to supply chain issues, but we anticipate a more competitive environment in the casino and gaming market going forward.

Index
TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		$ Change	% Change
Domestic	$4,791	88.3%	$3,396	82.0%	$1,395	41.1%
International	634	11.7%	745	18.0%	(111)	(14.9%)
	$5,425	100.0%	$4,141	100.0%	$1,284	31.0%

The increase in domestic TSG revenue of $1.4 million, or 41%, for the first nine months of 2023 as compared to the first nine months of 2022 was primarily due to a 61% increase in sales of replacement parts and accessories primarily for our installed base of legacy lottery printers, and to a lesser extent, a 24% increase in service revenue.

Internationally, TSG revenue decreased $0.1 million, or 15%, for the first nine months of 2023 compared to the first nine months of 2022, primarily due to a 20% decrease in sales of replacement parts to international casino and gaming customers.

Gross Profit.  Gross profit for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales – 2022
$32,029	$16,193	97.8%	54.0%	40.3%

For the first nine months of 2023, gross profit increased $15.8 million, or 98%, due largely to a sales increase of 48% in the first nine months of 2023 compared to the first nine months of 2022. Gross margin also increased 1,370 basis points to 54% in the first nine months of 2023 compared to 40% in the first nine months of 2022.  The large increase in both gross profit and gross margin is due to increased market share in the casino and gaming market, increased sales of higher margin products and price increases instituted in 2022.  However, we expect downward pressure on our gross margin for the remainder of 2023 (see discussion in the third quarter of 2023 results discussed above).

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$7,283	$6,440	13.1%	12.3%	16.0%

Engineering, design and product development expenses increased $0.8 million, or 13%, during the first nine months of 2023 compared to first nine months of 2022 due to the impact from the hiring of additional engineering staff as well as investments in additional software staff resources and product testing primarily for planned new product launches including our new BOHA! Terminal 2.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$7,838	$8,724	(10.2%)	13.2%	21.7%

Selling and marketing expenses decreased $0.9 million, or 10%, for the first nine months of 2023 compared to the first nine months of 2022. The primary driver of the decline relates to BOHA! market studies conducted in the first half of 2022 which were not repeated in 2023. In addition, selling and marketing expenses declined due to cost reduction initiatives put into place during the 2023 period including reduced headcount, trade show and other marketing expenses.  As a result of these initiatives, we expect selling and marketing expenses will continue to decline for the remainder of 2023 and into 2024.

Index
Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$10,680	$9,200	16.1%	18.0%	22.9%

General and administrative expenses were up $1.5 million for the first nine months of 2023 compared to the first nine months of 2022. This increase was primarily driven by a $1.5 million severance charge related to the resignation of the Company’s former Chief Executive Officer in April 2023.

Operating Income (Loss). Operating income (loss) for the nine months ended September 30, 2023 and 2022 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$6,228	$(8,171)	176.2%	10.5%	(20.3%)

Our operating income increased $14.4 million, or 176%, in the first nine months of 2023 compared to the first nine months of 2022 as a $15.8 million, or 98% increase in gross profit on 48% higher sales was partially offset by a $1.4 million, or 6%, increase in operating expenses during the first nine months of 2023 compared to the first nine months of 2022.

Interest, net. We recorded net interest expense of $207 thousand for the first nine months of 2023 compared to net interest expense of $145 thousand in the first nine months of 2022.  This increase in interest expense is related to the Siena Credit Facility. Following the July 2022 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $2,250,000 in principal amount pursuant to the terms of the July 2022 Siena Credit Facility Amendment No. 2 – see Note 5 to the accompanying condensed consolidated financial statements. Interest expense increased due to the initiation of the minimum borrowing requirement in July 2022 and a higher interest rate environment in the first nine months of 2023 compared to the first nine months of 2022.

Other, net. We recorded other expense of $22 thousand for the first nine months of 2023 compared to other expense of $167 thousand for the first nine months of 2022.  The decline in other expense is due to higher foreign exchange losses recorded by our U.K. subsidiary in 2022 largely due to a weakening of the British pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense for the first nine months of 2023 of $1.2 million at an effective tax rate of 19.8%, compared to an income tax benefit for the first nine months of 2022 of $2.3 million at an effective tax rate of (27.0%).  The tax benefit for the first nine months of 2022, which drove the (27.0%) effective tax rate, primarily resulted from the reversal of a valuation allowance on deferred tax assets in our UK subsidiary.

Net Income (Loss). As a result of the above, we reported net income for the first nine months of 2023 of $4.8 million, or $0.48 per diluted share, compared to a net loss of $6.2 million, or ($0.63) per diluted share for the first nine months of 2022.

Index

Liquidity and Capital Resources

Cash Flow
For the first nine months of 2023, our cash and cash equivalents balance increased $3.7 million from December 31, 2022. We ended the third quarter of 2023 with $11.6 million in cash and cash equivalents, of which $0.2 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash provided by operating activities of $4.6 million for the first nine months of 2023 as compared to cash used in operating activities of $14.2 million for the first nine months of 2022:

During the first nine months of 2023:
•	We reported net income of $4.8 million.
•	We recorded depreciation and amortization of $1.1 million and share-based compensation expense of $0.6 million.
•
Inventories increased $5.6 million consistent with overall increases in sales in 2023 compared to 2022 and the planned launch of several new product models the second half of 2023.  We expect our inventories to continue to increase during the remainder of 2023.

•	Accounts receivable decreased $1.8 million due to stronger collections of sales.
•	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
•	Accounts payable decreased $1.2 million in 2023 due largely to the timing of vendor payments.
•	Accrued and other liabilities increased $1.3 million due largely to accrued severance in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

During the first nine months of 2022:
•	We reported a net loss of $6.2 million.
•	We recorded depreciation and amortization of $1.0 million and share-based compensation expense of $0.9 million.
•	Accounts receivable increased $6.3 million due to higher sales volumes in the third quarter of 2022.
•	Deferred income taxes increased $2.4 million due to a pretax loss during the first nine months of 2022.
•	Inventories increased $3.6 million due largely to strategic purchases of electronic parts in volume in an effort to minimize disruptions of production at our contract manufacturers.
•	Accounts payable increased $1.9 million due to increased inventory purchases and the timing of cash disbursements.

Investing activities:  Our capital expenditures were $788 thousand for the first nine months of 2023 compared to $1.0 million for the first nine months of 2022.  Expenditures in 2023 were for computer and networking equipment and new tooling equipment.  Expenditures in 2022 were primarily related to the implementation of a new ERP system.

Financing activities:  Financing activities used $86 thousand of cash during the first nine months of 2023 and provided $2.1 million in cash during the first nine months of 2022.  Cash used to pay withholding taxes on stock issued from our stock compensation plans amounted to $86 thousand and $0.1 million, respectively.  In addition, proceeds received from our Siena Credit Facility provided $2.3 million in cash during the first nine months of 2022.

Resource Sufficiency
Since early 2020, we have been impacted in varying degrees by the COVID-19 pandemic.  In addition, and more recently, we have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  Although several of these economic conditions have abated since the end of 2022 and into 2023, they continue to cause uncertainty and disruption in the global economy and financial markets.  Given the unprecedented impact and severity of these external factors on the food service and casino and gaming industries, the Company continues to monitor its cash generation, usage and preservation including the management of working capital to generate cash.

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

Index

Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement governing the Siena Credit Facility with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023.  Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021.  From July 31, 2021 through September 30, 2023, we remained in compliance with our excess availability covenant.

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

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility.  Section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender, and this amendment confirmed that Mr. Dillon, the Company’s current Chief Executive Officer, is an acceptable successor and applied the same requirement to any future successor to Mr. Dillon.

As of September 30, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $6.8 million of net borrowing capacity available under the Siena Credit Facility.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2023, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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

Index
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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 14, 2023	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: November 14, 2023	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)