Form 10-K
period 2023-12-31
TRANSACT TECHNOLOGIES INC
filed 2024-03-13
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $78,500,000 based on the last sale price on June 30, 2023.

As of February 29, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 9,964,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement related to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission  within 120 days after the Registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRANSACT TECHNOLOGIES INCORPORATED

Index
Smaller Reporting Company—Scaled Disclosure
Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”).

PART I

Forward-Looking Statements
Certain statements included in this Form 10-K may include “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflation and the Russia/Ukraine and Middle East conflicts, an inability of our customers to make payments on time or at all, diversion of management attention, a possible future reduction in the value of goodwill or other intangible assets, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of component parts or raw materials, exchange rate fluctuations, volatility of, and decreases in, trading prices of our common stock and the availability of needed financing on acceptable terms or at all; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully grow our business in the food service technology market; risks associated with the pursuit of strategic initiatives and business growth; general economic conditions; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees; our dependence on third parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; the availability of third party components at reasonable prices; price wars, supply chain disruptions or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

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

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.  Our primary operating, hardware research and development, and U.S. service center is located in Ithaca, New York.  In addition, we have a casino and gaming sales headquarters and software research and development center in Las Vegas, Nevada; a European sales and service center at our subsidiary in the United Kingdom (“UK”); and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut, 06518, and our telephone number is (203) 859-6800.

Index
Recent Developments
In the fourth quarter of 2023, we completed an asset sale of our Printrex product line (essentially inventory on-hand) and recorded a resulting non-operating gain of approximately $0.4 million in the fourth quarter of 2023. Prior to this sale, the last TransAct sales of Printrex products occurred in 2021.

Current Business Trends
After strong demand during the year due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023, and we expect this trend to continue to impact results in 2024. Further, our primary competitor in the casino and gaming market has resumed supplying product with increasing volume in 2024, which has begun to result in downward pricing pressure in that market and could exacerbate the demand slowdown, either of which could negatively impact our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing the prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity
During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that includes reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We expect these actions will result in approximately $3 million of annualized savings beginning in 2024, partially offset by typical annual inflationary and cost of living increases in operating expenses. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion of risks related to global economic conditions, supply chain disruptions and inflation.

Products, Services, Markets and Distribution Methods

Printers, terminals and other hardware: TransAct designs, develops and markets a broad array of transaction-based and specialty printers and terminals utilizing thermal printing technology for applications, primarily in the food service technology, POS automation, and casino and gaming markets.  Our printers and terminals are configurable and offer customers the ability to choose from a variety of features and functions.  Options typically include interface configuration, mounting configuration, paper cutting devices and paper handling capacities.  Our food service technology terminals also offer software configurable menu options and our food service technology market includes sales of optional hardware products including tablets, temperature sensors and gateways (i.e. access points needed to enable wireless communications).

Food Service Technology (“FST”): Our primary offering in the food service technology market is our line of BOHA! products, which can combine our latest generation terminal and workstation which includes one or two printers and our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to a separate application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for, temperature monitoring, temperature taking and creating checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and newly-launched Terminal 2 combine an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the food service technology market, we use an internal sales force to solicit sales directly from end users.  In May 2023, we launched our new BOHA! Terminal 2 (the “T2”).  The T2 is designed to be a high-end product intended for enterprise customers with increased speed, print resolution and wide-label capability.  We started receiving orders for the T2 in the latter part of 2023 from both our international and domestic markets.

POS automation: In the POS market, we sell a printer utilizing thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other quick-service restaurants and are located either at the checkout counter or within self-service kiosks, to print receipts for consumers or print on linerless labels.  In the POS market, we primarily sell our products through a network of domestic and international distributors and resellers.  We use an internal sales force to manage sales through our distributors and resellers, as well as to solicit sales directly from end-users.

Index
Casino and gaming:  We sell several models of printers used in slot machines and video lottery terminals (“VLTs”) and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets and receipts in monochrome and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal roll-fed printing technology for use in international non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals, sports betting establishments and other off-premise gaming type machines around the world.  We sell our casino and gaming products primarily (1) to slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through distributors.  We also maintain a dedicated internal sales force to solicit sales from slot machine manufacturers and casinos, and to manage sales through our distributors.  In the fourth quarter of 2023, we launched the Epic TR80, our newest casino and gaming printer, which we believe will help us retain and expand our customer base in the casino and gaming markets.

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

Critical component parts and subassemblies include thermal print heads, printing/cutting mechanisms, power supplies, motors, injection molded plastic parts, LCD screens, tablets, circuit boards and electronic components, which are obtained from domestic and foreign suppliers at competitive prices, subject to availability.  As a result of the majority of our production being performed by our contract manufacturers, the majority of our purchases consist of fully assembled printers and terminals produced by our contract manufacturers and, to a much lesser extent, component parts.  We typically strive to maintain more than one source for our component parts, subassemblies and fully assembled printers and terminals to reduce the risk of parts shortages or unavailability.  However, we have experienced and could continue to experience some disruption due to certain suppliers being unable to source specific components and we could experience temporary disruption in the availability of components.  In addition, we could experience temporary disruption if certain suppliers ceased doing business with us, as described below.

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for substantially all of our printer and food service technology terminal models, from a foreign contract manufacturer in Thailand.  We believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms.  We do not have supply agreements with foreign contract manufacturers, and we believe that our supply of thermal print mechanisms and fully assembled printers and terminals will be adequate in 2024 and the foreseeable future.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. As of January 31, 2024, we hold 26 active United States patents and 29 active foreign patents and have seven foreign patent applications and two US patent applications pertaining to our products.  The remaining duration of these patents ranges from one to 25 years. During the year ended December 31, 2023, no US patents were issued and two foreign patents were issued.   During the year ended December 31, 2023, one United States patent expired and one foreign patent expired. The expiration of this foreign patent has not had a material negative impact on our business. The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Index
Trademarks, Service Marks Trade Names and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners.  The trademarks we own include TransAct®, BOHA!TM, AccuDate™, EPICENTRAL® and Ithaca®. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Seasonality
Restaurants typically reduce purchases of equipment in the fourth quarter due to the increased volume of transactions during the holiday period, which may negatively impact sales of our food service technology products or POS printers.

Working Capital
Inventory, accounts receivable, and accounts payable levels, payment terms, and where applicable, return policies are in accordance with the general practices of the industry and standard business procedures.  See also Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Certain Significant Customers
IGT is our most significant customer. We sell casino and gaming printers and, prior to 2021, online lottery printers to IGT.  Although we no longer have an agreement to sell lottery printers to IGT, we expect to continue selling casino and gaming printers to IGT, as well as spare parts for our remaining, but declining, installed base of lottery printers, in the future.

Sales to IGT represented 15% and 10% of our total net sales for the years ended December 31, 2023 and 2022, respectively.

Backlog
Our backlog of firm orders was approximately $10.7 million as of February 29, 2024, compared to $27.5 million as of February 28, 2023.  The decrease in firm orders as of February 29, 2024 compared to February 28, 2023 is due primarily to casino and gaming customers placing a large number of advance orders in 2023 due to pandemic-related supply chain shortages that have now begun to cease.  Based on customers’ current delivery requirements, we expect to fill and recognize as revenue $10.3 million of our current backlog during 2024, $0.3 million during 2025 and the remaining balance of the amount during 2026.

Competition
The market for transaction-based and specialty printers, food service technology terminals and related software applications is extremely competitive, and we expect such competition to continue in the future.  However, we experience less competition for EPICENTRAL software due to the highly customized nature of the product.  We compete with a number of companies, many of which have greater financial, technical and marketing resources than TransAct.  We believe our ability to compete successfully depends on a number of factors both within and outside our control, including durability, reliability, quality, design capability, product customization, price, customer support, success in developing new products, manufacturing expertise and capacity, supply of component parts and materials, strategic relationships with suppliers, the timing of new product introductions by us and our competitors, general market, economic and political conditions and, in some cases, the uniqueness of our products.

In the food service technology market, we primarily compete with CrunchTime! Information Systems, Inc. (including its Zenput and Squadle brands), Jolt Software, Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, CMC Daymark, Integrated Control Corp, Digi International, and Toast.  We compete in this market based largely on our ability to provide highly specialized purpose-built hardware products, different software applications that can be chosen by a customer and ongoing technical support.  We rely upon third party developed software and hosting services combined with our own proprietary hardware and software to offer a unique BOHA! branded solution to support back-of-house operations in the food service industry. Our competitors or others may develop, or may establish relationships with developers with the capability to develop, software and services that are similar to or competitive with ours, which may be disadvantageous to our competitive position.  Certain portions of our food service technology software are licensed from a third party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third party developer to further develop and maintain its developed software, and the developer controls the software source code. The license agreement does not preclude the developer or the Company from working with others on similar products. Also, the third party developer hosts the web-based applications.  Therefore, presently, we are highly dependent upon this third party developer for continued service to our customers and the further development of our food service technology software products.

In the POS automation market, we primarily compete with Epson America, Inc., which holds a dominant market position.  We also compete, to a much lesser extent, with BIXOLON America, Inc., Star Micronics America, Inc. and Citizen - CBM America Corporation.  Certain competitors of ours have greater financial resources and lower costs attributable to higher volume production which enables them to occasionally offer lower prices than us.

In the casino and gaming market (consisting principally of slot machine printing, VLT and sports betting transaction and promotional coupon printing), we compete with several companies including JCM Global, Nanoptix, Inc., Custom Engineering SPA, Eurocoin and others.  Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.  We believe we have increased our market share in casino and gaming during 2022 and 2023 compared to prior years primarily as a result of our largest competitor’s inability to supply product due to supply chain issues, but we that competitor has recently begun to supply product to the market, resulting in a more competitive environment in the casino and gaming market going forward in 2024.

The market in which TSG competes is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers and paper converters depending on the geographic area.

Index
Our strategy for competing in our markets is to continually develop and/or license new products (hardware and software), such as launching the BOHA! Terminal in 2019 and the BOHA! Terminal 2 in 2023, and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our market penetration, to take advantage of strategic relationships, and to lower the cost of our products by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our printer products utilize certain thermal printing technologies and licensed software.  If new technologies are introduced, or existing technologies evolve, we may be required to incorporate these technologies into our products.  Alternatively, if such technologies were to become available to our competitors, our printer products could become obsolete, which could have a significant negative impact on our business.

Governmental Regulation
The casino and gaming industries are generally subject to extensive and evolving regulation that in many jurisdictions includes licensing or regulatory screening of suppliers, manufacturers and distributors and their applicable affiliates, their major shareholders, officers, directors and key employees. In addition, certain of our casino and gaming products and technologies must be certified or approved in each of the jurisdictions in which we operate. Regulators review many facets of an applicant or holder of a license, including its financial stability, integrity and business experience. Any failure to receive a license or the loss of a license that we currently hold could have a material adverse effect on us or on our results of operations, cash flow or financial condition.

While we believe that we are in compliance with all material casino and gaming laws and regulatory requirements applicable to us, we cannot assure that our activities or the activities of our customers will not become the subject of any regulatory or law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our results of operations, cash flows or financial condition.

Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Available Information
We make available free of charge through the “Investor Relations” tab on our website, www.transact-tech.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Employees
As of December 31, 2023, TransAct and our subsidiaries employed 117 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Information about our Executive Officers

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
John M. Dillon	74	Chief Executive Officer
Steven A. DeMartino	54	President, Chief Financial Officer, Treasurer and Secretary
Tracey S. Winslow	64	Chief Revenue Officer
Brent Richtsmeier	59	Chief Technology Officer
William J. DeFrances	59	Vice President & Chief Accounting Officer

John M. Dillon was appointed Chief Executive Officer of TransAct on April 4, 2023 and has been a member of the Board of Directors of the Company since 2011.  Mr. Dillon has been the Chairman of the Board of Directors of Aerospike, the world’s first flash-optimized database and the fastest database at scale, since January 2022 and served as CEO of Aerospike from January 2015 to January 2022. Prior to joining Aerospike, Mr. Dillon served as CEO of Engine Yard, Inc., the leading cloud platform for automating and developing Ruby on Rails and PHP applications, from 2009 to 2014. He served as CEO for Navis, Inc., a private company specializing in software systems for operating large marine container terminals and distribution centers, from 2002 to 2008. Before Navis, he also served as CEO for Salesforce, Inc. (formerly Salesforce.com) and President and CEO of Hyperion Solutions. He began his career as a Systems Engineer for EDS (Electronic Data Systems) and then moved into a variety of sales management positions for various high-tech companies, including Oracle Corporation. Mr. Dillon holds a Bachelor’s degree in Engineering from the United States Naval Academy and an MBA from Golden Gate University.

Steven A. DeMartino was named TransAct’s President, Chief Financial Officer, Treasurer and Secretary on June 1, 2010.  Previously, Mr. DeMartino served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from June 2004 to May 2010, Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997.  Mr. DeMartino is a certified public accountant.

Index
Tracey S. Winslow was named Chief Revenue Officer of the Company in March 2023 with responsibility for worldwide sales in all of the Company’s markets.  Prior to this appointment, Ms. Winslow served as Senior Vice President, Casino and Gaming Sales from June 2010 to February 2023, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Winslow served as Senior Vice President, Sales and Marketing from June 2007 to May 2010, Senior Vice President, Marketing and Sales, POS and Banking with the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Winslow was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing since 2003, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

Brent Richtsmeier was named Chief Technology Officer in September 2021.  Previously, Mr. Richtsmeier served as Senior Vice President, Software Engineering since joining TransAct in December 2019 and was appointed as an officer of the Company in January 2021.  Prior to joining TransAct, Mr. Richtsmeier was employed with Samsung Electronics Co., Ltd., an electronics corporation, from May 2004 until November 2017 as the VP of Development where he was responsible for software strategy, software development at scale and business development.  In November 2017, Samsung Electronics sold their business products division to HP Inc, and Mr. Richtsmeier transferred to HP Inc to become the Global Head of Cloud and Mobile Software Solutions until joining TransAct in 2019.

William J. DeFrances joined TransAct as Vice President & Chief Accounting Officer in July 2022. Mr. DeFrances previously served as Corporate Controller at Omega Engineering, Inc., an electronics and instrumentation company that was, during Mr. DeFrances’ tenure, a subsidiary of Spectris plc, a UK public company listed on the London Stock Exchange, from September 2020 to July 2022. From August 2019 to August 2020, Mr. DeFrances worked as an independent financial consultant. Prior to this, Mr. DeFrances held various positions with United Technologies Corporation (now RTX Corporation, formerly Raytheon Technologies Corporation) (“UTC”) and Sikorsky Aircraft (owned by Lockheed Martin Corporation). Mr. DeFrances previously served as an Associate Director of Military Finance for Pratt & Whitney, a subsidiary of UTC, from October 2018 to August 2019, and the Business Unit Controller, USG/Military and International Military for Sikorsky Aircraft from October 2015 to October 2018. Prior to this, Mr. DeFrances also served as the Assistant Controller, Financial Reporting for Sikorsky Aircraft from 2009 to 2013. In addition, Mr. DeFrances held various accounting and financial roles (VP Treasurer and VP Controller) from 2005 to 2009 at ATMI, Inc. (acquired by Entegris, Inc.), an advanced manufacturing company in the semiconductor industry.  Mr. DeFrances is a certified public accountant.

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

Item 1A. Risk Factors.

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects.  The risks described below are not the only ones facing our Company.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also impair our business operations.   In the event that such risks or uncertainties materialize, our business, financial condition, cash flows and results of operations could be materially adversely affected.

We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements, except as required by law.

Risks Related to our Financial Condition and Future Operating Results

We have a history of net losses, we anticipate making further investments in product development and we may not be able to achieve, maintain or increase profitability in future periods.

While we generated $4.7 million of net income in 2023, we incurred a net loss of $5.9 million, $4.0 million and $5.6 million in 2022, 2021 and 2020, respectively.  We may not be able to achieve or maintain profitability in the future.  In addition, we anticipate making further investments in product development and may increase expenses in future periods which may affect our ability to maintain or increase profitability.  We have expended, and expect to continue to expend, financial and other resources on developing our food service technology business, including expanding our offerings, developing or acquiring new products and services and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our food service technology business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis.  This risk may be exacerbated by current economic conditions, which have resulted and may continue to result in increased costs and, despite the demand recovery we experienced in 2022 and 2023, have recently resulted, and may continue to result, in decreased demand for our products as customers who placed advance orders due to supply chain disruptions in 2022 and into 2023 pause orders while they sell accumulated inventory. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

Index
Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those identified below and throughout this “Risk Factors” section:

•	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;

•	the geographic distribution of our sales and our supply chain;

•	market acceptance of our products, both domestically and internationally;

•	development of new competitive products by others;

•	increased levels of competition, including due to the return to market of our largest casino and gaming competitor;

•	our responses to price competition;

•	our level of research and development activities;

•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of products;

•	availability of third party components at reasonable prices or at all;

•	general economic and industry conditions, including inflation and changes in interest rates affecting returns on cash balances and investments, that affect customer demand;

•	changes in customer demand as supply chain constraints ease;

•
the dependence of our supply chain on a few, foreign third party manufacturers and suppliers and the impact on our supply chain of product or component shortages and cost increases due to events beyond our control, including inflation and political or social instability such as the ongoing Russia-Ukraine conflict and conflict in the Middle East and possible expansion of such conflicts;

•
severe weather events, public health crises, military actions and other external events out of our control that can disrupt our operations or the operations of our customers’ or suppliers’ facilities; and

•	changes in accounting rules and regulations.

Due to all of the foregoing factors, and the other risks discussed in this Form 10-K, quarter-to-quarter comparisons of our operating results may not be an indicator of future performance.

Index
Risks Relating to Global Political and Economic Conditions

We purchase component parts and consumable products from third party and sole source suppliers, and any interference with this supply chain may impact our ability to manufacture and sell our products.

We rely on third party or sole source suppliers to provide certain key components for our products.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing or selling such components to us at any time, such as the shortages in global microchip availability we experienced during much of 2022 and 2023.  Such disruptions resulted in delays in delivery of products to customers and could in the future result in additional delays, even if we are able to source components from alternate suppliers.  Supply chain disruptions have, in the past, impacted our ability to maintain sufficient inventory on hand.  As a result, we have paid, and if future disruptions occur we may have to pay in the future, increased shipping charges to expedite our receipt of components and inventory and the delivery of finished products to our customers.  In addition, we have incurred increased costs to obtain certain products and components from alternate suppliers when our usual suppliers did not have products available for us, and we may incur such costs in the future if we need to seek alternate suppliers for any of our components.  Cost increases and component shortages may be exacerbated by events beyond our control, such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East) and other factors impacting supply and demand pressures.  Recurring or worsening disruptions in the supply chain of such component parts and consumable products could delay our production or release of our new products, cause us to incur additional freight costs and hinder our ability to meet our commitments to customers. If we are unable to obtain sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may have to redesign our products, as we did with certain products in the recent past, to help meet market demand.  In addition, supply chain constraints and the resulting delays affected customer ordering habits and customer demand by leading to a temporary increase in advance orders in 2022 and into 2023, which has recently resulted in a decrease in customer demand as customers sell accumulated inventory.  It is our expectation that orders will continue to decrease, especially during the first half of 2024, as customers seek to balance inventory levels.  Further, there can be no assurance that any cost increases attributable to future supply chain disruptions can be fully offset by price increases, or that we will continue to be able to fulfill orders on time, and continued or prolonged impacts on our supply chain may result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our financial results.

Catastrophic events, political unrest or a downturn in economic conditions may disrupt our business.

Geopolitical events, social unrest, war or the threat of war, including repercussions of the recent military conflict between Russia and Ukraine and the conflict in the Middle East, terrorism, political instability, acts of public violence, boycotts, labor discord or disruptions, hostilities, pandemics or other public health crises, natural disasters or other catastrophic events may cause damage or disruption to our operations or the operations of our customers, international commerce, and the global economy, and thus could harm our business. In particular, the reactions of governments, markets, and the general public to such events, many of which are beyond our control, may result in a number of adverse consequences for our customers, business, operations, and results of operations.

For example, the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, have impacted international trade relations, and resulted in sustained increases in the cost of materials and components.  If the conflict continues to persist or escalates, this may further disrupt global supply chains and could result in shortages of key materials or components that our suppliers require to satisfy our needs.  Any increases in the cost, or shortages, of raw materials, components or energy may continue to create supply issues that could constrain manufacturing levels for our products.

In addition, based on the complex relationships among China, Hong Kong, Taiwan, and the United States, there is risk that political, diplomatic, and national security influences might lead to trade, technology, or capital disputes, or disruptions that may affect our business or suppliers in Asia. These tensions may be exacerbated by continuing or new sanctions imposed in connection with the Russia–Ukraine conflict, as there continues to be unwillingness on the part of China to support ongoing or expanded sanctions, which could distance China from its existing trade partners. More recently, both the United States and the European Union have considered imposing sanctions directly on Chinese companies believed to be assisting Russia. Any increase in geopolitical tensions or expansion of sanctions either in Russia or Belarus or against Chinese companies may have a significant negative impact on our business or on the regional or global economy.

In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Any downturn in the economy in general, including any lingering economic impacts of the COVID-19 pandemic (including inflation and supply chain disruptions) and the impact of the Russia–Ukraine conflict and the Middle East conflict, or in the food service or casino and gaming industries in particular could result in reduced demand for our products and could adversely affect our business and results of operations.  In addition, heightened security measures or responses to hostilities may cause certain governments to restrict the import or export of goods, as has occurred with respect to the export of oil from Russia, which may have an adverse effect on our ability to buy and sell goods or on the cost to obtain components.

Index
Risks Related to Our Operations

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

Our calculation of recurring revenue and average revenue per user (“ARPU”) may differ from how other SaaS-based companies calculate such metrics; our definitions include sales of our consumable labels, which generally fluctuate from period to period.

We use recurring revenue and ARPU as performance indicators in connection with our food service technology market, and we include consumable label sales, in addition to subscription software, extended warranty and service contracts, in our calculation of these metrics. Consumable labels are not sold on a subscription basis or subject to any minimum purchase requirements. In addition, our label sales typically fluctuate and are dependent upon the current demand from food service and restaurant customers, which may be affected by factors such as general economic downturns and seasonality. As a result, our use and definitions of recurring revenue and ARPU may not be comparable with, and may be subject to increased fluctuation relative to, those of other SaaS-based companies that do not include non-subscription components such as label sales in their definitions of recurring revenue or ARPU.

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

Index
We depend on key personnel, the loss of whom could have a material adverse impact on our business.

Our future success may depend in significant part upon the continued service of certain key management and other personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either John M. Dillon, the Company’s Chief Executive Officer, or Steven A. DeMartino, the Company’s President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, such as our or sales and engineering teams, could have a material adverse effect on our business and results of operations.

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

Our success depends upon our, and our development partners’, ability to timely adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products contain software and generally are more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation. In addition, the food service technology industry continues to experience technological developments and innovations (such as the use of artificial intelligence and machine learning), and if we are unable to provide enhancements and new features and integrations for our existing platform, or if we are unable to efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

In addition, even if we, or developers on our behalf, successfully develop such products, there is no assurance that our innovations will be accepted by our customers.  Developing and marketing new products, such as our line of BOHA! products, is costly, and our business could be materially adversely affected if we are unable to generate sales of such products or if our existing or new customers do not quickly accept such products.  Customer acceptance is crucial because new products typically have little competition and market penetration due to their novelty.  Customer acceptance of new products is never assured and may take time to materialize, even with respect to products developed with customer input. In addition, we may not be able to obtain necessary registrations, licenses, permits or regulatory approvals for new products in the casino and gaming market on a timely basis or at all, which may adversely affect our ability to develop such products. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Index
Risks Related to Intellectual Property and Data Security

Cybersecurity and privacy breaches, cyber-attacks, or other disruptions could expose us to liability, affect our business, and damage our reputation.

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information of employees and, to a lesser extent, customers in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  Further, our BOHA! applications are hosted within cloud platforms that are managed by third parties.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen, and our business operations may be interrupted. If our systems become compromised, we may not promptly discover the intrusion. In addition, the techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change frequently, including through the use of artificial intelligence and generally are not recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures.  Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate.  In addition, as disclosed on November 16, 2022, a criminal cybersecurity incident temporarily impacted our operational and information technology systems. If our systems fail or are breached or disrupted by other future attacks, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents could require notification to affected individuals and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. If third parties use a cyber-attack to gain access to our proprietary information, they may sell it or use it to duplicate our products, which could put us at a competitive disadvantage. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted, and there can be no assurance that the insurance that we maintain to address certain aspects of cybersecurity risks will be sufficient to cover all losses or all types of claims that may arise.

These risks may be exacerbated by global political unrest.  For example, the Russia–Ukraine conflict and related sanctions imposed by the U.S. government may expose government entities and public and private U.S. companies to attempted or actual cyber-security attacks launched in retaliation, and these attacks could materially disrupt our supply chain or our systems and operations or those of our customers and suppliers.  See Part I, Item 1C. Cybersecurity, of this Form 10-K discussed below for information regarding our cybersecurity risk management practices.

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

Prosecuting or defending against intellectual property litigation could be time consuming and costly, and claims that we have infringed upon the intellectual property rights of others could impede our business and put us at a competitive disadvantage.

Prosecuting and defending against intellectual property litigation is generally complex, costly, protracted, and highly disruptive to business operations by diverting the attention and energies of management and key technical personnel.  We are committed to aggressively asserting and defending our technology and related intellectual property rights, which we have spent a significant amount of money to develop.  Similarly, third parties have claimed and may claim, from time to time in the future, that we have violated their intellectual property rights. In the event that a court rules that we have violated a third party’s patent or other intellectual property rights, we may be prevented from operating our business as planned and may be required to pay damages, to obtain a license, if available, or to use a non-infringing method, if possible, to accomplish our objectives. Litigation relating to any such claims could be costly and, if successful, could result in costly judgments or settlements, and there can be no assurance that a license or a substitute technology will be available on favorable terms, or at all. Any such outcome could have a material adverse effect on our business, financial condition and results of operations.

Index
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

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals, and any further or future disruption in the businesses or operations of this manufacturer, such as those caused by the COVID-19 pandemic, political, social or economic instability, war, trade restrictions or tariffs, severe weather, changes in climate, additional public health crises and other events out of our control could materially adversely affect our business, financial condition and results of operations.

In an effort to maximize cost savings and operational benefits, we have outsourced substantially all of the manufacturing and assembly of our printers and terminals to a contract manufacturer located in Thailand.  As a result, we are dependent on them for the manufacturing of our products, and any disruption in such manufacturing or the export of products from this manufacturer to the U.S. may adversely affect our business, financial condition and results of operations.

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

If the contract manufacturer is unable to manufacture our products or continue operating its facilities, as occurred in connection with the COVID-19 pandemic, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

Index
Our dependence upon distributors and resellers exposes us to numerous risks, including:

•	loss of channel and the ability to bring new products to market;

•	concentration of credit risk, including disruption in distribution should the distributors, and / or resellers’ financial condition deteriorate;

•	reduced visibility to end user demand and pricing issues which makes forecasting more difficult;

•	distributors or resellers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a distributor or reseller decide to manufacture printers internally or source printers from a competitor.

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

We rely on a third party service provider to host our food service technology software. Third parties also provide services to key aspects of our operations, including Internet connections and networking, data storage and processing, trust and safety and security infrastructure.  We do not control the operation, physical security, or data security of any of these third party providers. Our efforts to use commercially reasonable diligence in the selection and retention of such third party providers may be insufficient or inadequate to prevent or remediate such operational and security risks. Our third party providers may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism or other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. From time to time, our software maintained by these third parties has experienced brief interruptions in service which we have been able to resolve promptly by working with the third party providers, and there may be future such interruptions that could have a material adverse effect on our customer relationships or be more costly or time-consuming to resolve.  In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, loss of customers or other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

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

We face significant competition in developing and selling our printers, terminals, software, consumables and services.  Our principal competitors have substantial marketing, financial, development and personnel resources.  To remain competitive, we believe we must continue to provide:

•	technologically advanced products that satisfy user demands;

•	superior customer service;

•	high levels of quality and reliability; and

•	dependable and efficient distribution networks.

We cannot ensure we will be able to compete successfully against current or future competitors.  Increased competition may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support.  For example, we believe our largest competitor in the casino and gaming market has begun to resume supplying product and will likely continue to do so at an increasing rate throughout 2024, which we anticipate will result in a more competitive environment in the casino and gaming market going forward and may cause downward pricing pressure or a loss of market share that we believe we have gained while the competitor was unable to supply product.  Any such occurrence could negatively impact our worldwide casino and gaming sales.  In addition, some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may include relationships with our software developer.  Any of these factors could reduce our earnings.

Index
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

We launched our BOHA! offering in 2019 and have grown our food service technology significantly since then.  This is still an emerging market that is continually evolving as technology develops to automate back-of-house tasks that were historically performed manually.  This evolving nature of the food service technology market may make it difficult to evaluate our future prospects in this market and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

•	accurately forecast our revenue and plan our operating expenses;

•	increase the number of customers (and retain existing customers and their guests) using our platform;

•	successfully compete with current and future competitors;

•	successfully expand our market presence in existing markets and enter new markets and geographies;

•	maintain and enhance the value of our reputation and brand;

•	develop and maintain strategic relationships with other market participants that provide complementary products;

•	adapt to rapidly evolving trends in the ways our customers interact with technology, including through the use of emerging artificial intelligence and machine learning technologies;

•	timely respond to customer needs with technology developments that enable our products to evolve to meet the changing demands of the marketplace;

•	avoid interruptions or disruptions in our service;

•	manage the risk of loss relating to food safety issues if there is a failure of our offerings designed to help in part to assure perishable goods are safely preserved;

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

Risks Associated with Determining and Pursuing Strategic Initiatives and Business Growth

Our success may depend in part on our ability to identify and pursue the best long-term strategy for our business.

We have engaged a strategic advisor to assist in determining the best long-term strategy for the business. Accordingly, we may seek to pursue any number of alternative strategies, which may include acquisitions, dispositions, financings and/or the development and implementation of new strategies designed to grow our business. Regardless of what strategy we ultimately determine to pursue, we continue to seek to grow our business. Assuming growth occurs, it will require the expansion of customer relationships in domestic and international markets, the successful development and marketing of new products for our existing and new customers, expanded internal sales and marketing, customer service and support, the continued implementation and improvement of our operational, financial and management information systems and the dedication of a significant amount of additional resources and increased expenditures to support such additional resources.

No timetable has been established for our review of the best long-term strategy for our business, and we do not intend to disclose developments or provide updates on the progress or status of our ongoing review until our Board of Directors deems such disclosure is appropriate or required. During the course of this review, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in our stock price and may make it more difficult for us to attract and retain qualified personnel and business partners.

Acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) if we determined to pursue a disposition strategy, we may not be able to identify, pursue and close a transaction that provides adequate value to the Company and its stockholders; (iv) the potential departure of key personnel during the negotiation or pendency of a transaction; (v) the loss or reduction of control over certain of our assets; (vi) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (vii) an increase in the scope and complexity of our operations or the management of our business subsequent to a transaction; (viii) incurring additional indebtedness or the potential sale of additional shares of our common stock in public or private offerings to finance acquisitions or strategic transactions, which may be dilutive to existing stockholders or cause the price of our common stock to decline; and (ix) the depletion of cash to pay for an acquisition.

Index
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

Further, there can be no assurance that we will find suitable opportunities for strategic transactions at acceptable prices or on acceptable terms, be successful in negotiating required agreements, obtain sufficient financing on acceptable terms or at all if necessary, successfully close transactions after signing such agreements, or that any resulting transaction will have a positive effect on stockholder value. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction.

Risks Related to Our International Operations

In addition to maintaining offices in the UK, Macau and Thailand, we sell and ship a significant portion of our products internationally and rely on third parties that make up part of our global salesforce.  The international nature of our operations may expose us to certain risks associated with doing business outside of the U.S., including risks posed by tariffs and changes in trade relations.

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

•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate;

•
delays in the delivery of cargo due to port security considerations, labor disputes such as dock strikes, and our reliance on a limited number of shipping and air carriers, which may experience capacity issues that adversely affect our ability to ship inventory in a timely manner or for an acceptable cost;

•	fluctuations in the value of the U.S. dollar against foreign currencies, which could restrict sales, or increase costs of purchasing, in foreign countries;

•
economic or political instability in any of the countries in which we or our manufacturers or suppliers operate, which could result in a reduction in demand for our products due to political and economic instability or impair our foreign assets;

•	a reduced ability or inability to sell in or purchase from certain markets as a result of export or import restrictions;

•
potentially limited intellectual property protection in certain countries, such as China, may limit recourse against infringing products or cause us to refrain from selling in certain geographic territories;

•	difficulties staffing and managing foreign operations; and

•	economic uncertainties and adverse economic conditions (including inflation and recession).

Our business interruption insurance does not cover all possible situations, and there can be no assurance that the coverage would be adequate to compensate us for all losses that may occur in the event of a disruption.  In addition, the business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact, both short-term and long-term, on relations with our existing customers resulting from our inability to produce products for them.

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

Index
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

The loan and security agreement (the “Loan and Security Agreement”) governing the Siena Credit Facility contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:

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

Index
General Risk Factors

General economic conditions could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of developments in U.S.-China trade relations, as well as economic impacts from the Russia-Ukraine conflict and the Middle East conflict, and the current inflation surge attributable in part to supply chain disruptions, could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers could become insolvent, which could result in production delays, and our customers may become insolvent or be unable to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

•
prevailing domestic and international market and economic conditions, and conditions in the industries we serve, including current market volatility, inflation and rising interest rates and any lingering economic impacts of the COVID-19 pandemic;

•	adverse business conditions faced by customers, or bankruptcies or store closures of our customers resulting from adverse economic conditions due to inflation or otherwise;

•	changes in our business, operations or prospects;

•	developments in our relationships with our customers or strategic partners;

•	announcements of new products or services by us or by our competitors;

•	announcement or completion of acquisitions by us or by our competitors;

•	changes in existing, or adoption of additional, government regulations; and

•	unfavorable or reduced analyst coverage.

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

Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2023, the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 22,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

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

Index
If we raise additional capital in the future, existing stockholder ownership interest in the Company could be diluted or otherwise adversely impacted, and future sales of our common stock or other financing arrangements may cause our stock price to decline.

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

We have not declared or paid cash dividends on our capital stock since November 2019.  We currently intend to retain any future earnings to finance our operations and the expansion of our food service technology business, and we do not anticipate declaring or paying any dividends to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in a variety of jurisdictions, including those in which we conduct business.  Changes in such laws, rules, regulations, policies or requirements could result in the need to modify our products, could delay the development of new products and could affect the demand for our products, which may have an adverse impact on our future operating results.  If we do not comply with applicable laws, rules and regulations we could be subject to costs and liabilities and our business may be adversely impacted.

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

We intend to continue to take advantage of certain of the scaled disclosure requirements of smaller reporting companies and may continue to do so until we are no longer a smaller reporting company. We will cease to be a smaller reporting company if we have (i) equal to or greater than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter and (ii) if the market value of our shares held by non-affiliates does not exceed $700 million as of the last business day of our second fiscal quarter, equal to or greater than $100 million of annual revenues in our most recent fiscal year. We choose to take advantage of some but not all of these scaled disclosure requirements; therefore, the information that we provide stockholders may be different than one might get from other public companies. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such shares of common stock may be more volatile.

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

Index
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company’s Board of Directors recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board of Directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.  As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Governance,” the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee of the Board of Directors (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Vice President of Information Technology, other members of management and relevant management committees and councils, including management’s Sarbanes-Oxley & Cybersecurity Steering Committee.

•
Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt and appropriate internal reporting of certain cybersecurity incidents, either in the form of a single unauthorized occurrence or a series of unauthorized occurrences, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

•
Incidence Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans intended to fully and timely address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

•
Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•
Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to proactively address cybersecurity threats and prevent incursions and to communicate the Company’s evolving information security policies, standards, processes and practices.  Our awareness program includes assessment of our personnel’s preparedness through regular phishing e-mail alerts, highlighted banners that warn about external senders, and tests administered to help the Company’s personnel interrogate, navigate around, and avoid clicking suspicious and unfamiliar links from unknown senders.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are periodically reported to the Audit Committee and the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes and practices as appropriate based on the information provided by these assessments, audits and reviews.

Index
Governance
The Board of Directors, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board of Directors and the Audit Committee each receive presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds or that management otherwise deems to be significant, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board of Directors and Audit Committee discuss the Company’s approach to cybersecurity risk management with the members of management’s Sarbanes-Oxley & Cybersecurity Steering Committee, which includes the Company’s President and Chief Financial Officer (“CFO”) and Vice President of Information Technology.

The Sarbanes-Oxley & Cybersecurity Steering Committee, in coordination with the Company’s outside legal counsel, works collaboratively across the Company and with various consultants to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Vice President of Information Technology has served in various roles in information technology and information security for over 25 years and holds undergraduate and graduate degrees in computer science.  As described in more detail above under the heading “Information about our Executive Officers,” the Company’s Chief Executive Officer and the President and CFO each hold undergraduate and graduate degrees in their respective fields, and each has over 30 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.
Our principal facilities as of December 31, 2023 are listed below.  We believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and sales office	11,100	Leased	October 31, 2025
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2025
Las Vegas, Nevada	Software design and development and casino and gaming sales office	19,600	Leased	November 30, 2025
Doncaster, UK	Sales office and service center	6,000	Leased	August 24, 2026
Macau, China	Sales office	180	Leased	April 30, 2024
		110,780

Item 3. Legal Proceedings.
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of December 31, 2023, we are not involved in any pending or, to our knowledge, threatened legal proceedings, including legal proceedings contemplated by governmental authorities, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.

Index
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol TACT.  As of February 29, 2024, there were 200 holders of record of the common stock.

Issuer Purchases of Equity Securities
During the fourth quarter of 2023, we did not repurchase any shares of our common stock.

Dividend Policy
The Company does not currently pay cash dividends and does not intend to do so in the foreseeable future.

Sales of Unregistered Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Recent Developments
The Company engaged an advisor in the fourth quarter of 2023 to assist in determining the best long-term strategy for its business and ensure the Company is maximizing the value of its operations for all shareholders and stakeholders. For information regarding the risks related to our engagement with an advisor, please see Part I, Item 1A, Risk Factors under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses.”

Current Trends
After strong demand during the year due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023, and we expect this trend to continue to impact results in 2024. Further, our primary competitor in the casino and gaming market has resumed supplying product with increasing volume in 2024, which has begun to result in downward pricing pressure in that market and could exacerbate the demand slowdown, either of which could negatively impact our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

For additional discussion of our business, refer to Part I, Item 1. Business, of this Form 10-K.

Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make use of estimates, judgments and assumptions that affect both Balance Sheet items and Statement of Operations categories.  Such estimates and judgments are based upon historical experience and certain assumptions that are believed to be reasonable in the particular circumstances; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances; however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The following accounting policies are those that we believe to be most critical in the preparation of our financial statements.  These items utilize assumptions and estimates about the effect of future events that are inherently uncertain and are therefore based on our judgment.  Refer to Note 2 – Summary of significant accounting policies in the accompanying Consolidated Financial Statements for a complete listing of our significant accounting policies.  We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Index
Revenue Recognition – Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time.  We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our printers, terminals, consumables and replacement parts.  For our warranty, software applications and maintenance agreements, revenue is generally recognized ratably over the contract period. Other significant judgments include contracts that contain multiple performance obligations (most commonly when contracts include a hardware product, software, financing and extended warranties) which require a contract’s transaction price to be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation.  Both of these determinations impact the timing and amount of our reported revenues and net income and loss.

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate for expected credit losses based on an expected loss methodology which considers a broad range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period.  Our reserve for expected credit losses as of December 31, 2023 was $0.8 million, or 7.0% of outstanding trade accounts receivable, which we believe is appropriate considering the overall quality of our accounts receivable.  Although credit losses have historically been within expectations and the reserves established, there is no assurance that our credit loss experience will continue to be consistent with historical experience.  While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

Inventories – The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or net realizable value concerns equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required which would have a negative impact on our gross margin.

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

Goodwill and Intangible Assets – We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including, but not limited to, macroeconomic conditions, industry and market considerations, Company performance, and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach.  Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others.  Factors considered that may trigger an interim period impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate.

As of December 31, 2023, upon the completion of our annual assessment for impairment, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of the Company was substantially higher than our carrying value.

We have evaluated the recoverability of the assets on our Consolidated Balance Sheet as of December 31, 2023 in accordance with relevant authoritative accounting literature. We have considered the effects caused by the global supply chain disruptions, inflation and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Annual Report on Form 10-K and reflected accordingly in the accompanying consolidated financial statements.

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

Index
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

Results of Operations: Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

2023 Financial Highlights

•  Net sales were $72.6 million in the current year compared to $58.1 million in the prior year.
•  Operating income was $5.7 million in the current year compared to an operating loss of $7.7 million in the prior year.
•  Net income was $4.7 million, or $0.47 per diluted share in the current year, compared to a net loss of $5.9 million, or a $0.60 loss per share in the prior year.
•  Operating cash inflow was $5.5 million in the current year compared to an outflow of $12.2 million in the prior year.

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2023 and 2022 are detailed in the below table.

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Food service technology	$16,308	22.5%	$12,364	21.3%	$3,944	31.9%
POS automation	6,922	9.5%	10,659	18.3%	$(3,737)	(35.1%)
Casino and gaming	41,192	56.7%	30,029	51.7%	$11,163	37.2%
TSG	8,209	11.3%	5,087	8.7%	$3,122	61.4%
	$72,631	100.0%	$58,139	100.0%	$14,492	24.9%

International*	$14,571	20.1%	$14,105	24.3%	$$466	3.3%

*	International sales do not include sales of products to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2023 increased $14.5 million, or 25%, from 2022.  Printer, terminal and other hardware sales volume increased by 10% to approximately 148,000 units for 2023, driven by large unit volume increases in FST and all casino and gaming, partially offset by a unit volume decline in POS automation. The primary volume increase came from a 27% increase in unit volume from the casino and gaming market, supplemented by a 73% hardware unit volume increase in our FST market. We believe that the 2023 increase in our casino and gaming market share increased was principally due to our successful efforts in navigating the supply chain constraints that prevented certain other suppliers from fully meeting customer demand. Partially offsetting these increases, we experienced a 36% decrease in unit volume from the POS automation market.  The average selling price of our printers, terminals and other hardware increased approximately 9% during 2023 compared to 2022, mainly due to price increases instituted during 2022 in response to product cost increases that we were able to largely maintain throughout 2023.  Additionally, sales of our software, labels and other recurring revenue from our FST market increased $2.4 million, or 28%, during 2023 compared to 2022.  International sales for 2023 remained relatively flat (increasing $0.5 million, or 3%, compared to 2022).

Index
Food service technology. Our primary offering in the food service technology market is our line of BOHA! products, which can combine our latest generation terminal and workstation, which include one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and newly-launched Terminal 2 combine an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services. Sales of our worldwide food service technology products for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Domestic	$15,159	93.0%	$11,602	93.8%	$3,557	30.7%
International	1,149	7.0%	762	6.2%	387	50.8%
	$16,308	100.0%	$12,364	100.0%	$3,944	31.9%

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Hardware	$5,170	31.7%	$3,653	29.5%	$1,517	41.5%
Software, labels and other recurring revenue	11,138	68.3%	8,711	70.5%	2,427	27.9%
	$16,308	100.0%	$12,364	100.0%	$3,944	31.9%

Sales in food service technology increased 32% in 2023 compared to 2022 driven by increases in both sales of hardware and sales of BOHA! Software and labels. Hardware sales increased 42% compared to 2022 due largely to increased sales of our BOHA! Terminal, as well as the first volume sales in the fourth quarter of 2023 of our newly-launched BOHA! Terminal 2. In addition, we experienced an increase in sales of our BOHA! sensors and gateways due to shipments to a new senior assisted living customer in the fourth quarter of 2023. FST software, labels and other recurring revenue sales increased 28% in 2023 compared to 2022. Recurring revenue increased 24% primarily due to higher label sales, as well as record sales of BOHA! software (largely from our labeling software application) recognized on a SaaS subscription basis due principally to the continued growth of the installed base of our BOHA! Terminals and WorkStations.

We expect FST revenue to be higher in 2024 than in 2023 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of labels and subscription software revenue from our labeling software application).

POS automation. Revenue from the POS automation market includes sales of our Ithaca 9000 thermal printer used primarily by McDonald’s, and to a much lesser extent, other quick-service restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print liner-less labels.  Sales of our worldwide POS automation products for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Domestic	$6,805	98.3%	$10,657	100.0%	$(3,852)	(36.1%)
International	117	1.7%	2	--	115	--
	$6,922	100.0%	$10,659	100.0%	$(3,737)	(35.1%)

The decrease in POS automation product revenue during 2023 compared to 2022 was driven by lower sales of our Ithaca® 9000 printer. During the latter half of 2022, we successfully managed through supply chain issues, significantly increased production and began to fulfill our large backlog of sales orders from the first half of 2022 (due to our competitor’s inability to supply product)  which resulted in unusually high sales during 2022.  During 2023, we shipped closer to our normal run-rate of POS automation printers and we began to lower our average selling price in the latter portion of the year in response to our competitors beginning to resume supplying product.

We expect POS automation sales to be lower in 2024 compared to 2023 as our competitors resume volume shipments and we therefore anticipate our sales volume and average selling price to return to more normalized levels.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Domestic	$28,715	69.7%	$17,686	58.9%	$11,029	62.4%
International	12,477	30.3%	12,343	41.1%	134	1.1%
	$41,192	100.0%	$30,029	100.0%	$11,163	37.2%

The increase in domestic sales of our casino and gaming products during 2023 compared to 2022 was primarily due to a 62% increase in sales volume as well as price increases instituted during 2023 and largely maintained throughout the year.  We believe that the 2023 increase in our casino and gaming market share increased was principally due to our successful efforts in navigating the supply chain constraints that prevented certain other suppliers from fully meeting customer demand. However, we anticipate a more competitive environment in the casino and gaming market during 2024.  The overall increase in casino and gaming domestic sales was partially offset by a 48% decrease in domestic EPICENTRAL sales during 2023 compared to 2022. EPICENTRAL sales are project based, and as a result, may fluctuate significantly quarter-to-quarter and year-to-year.

We expect domestic sales for 2024 to be lower than 2023 as many of our customers have built up higher than normal levels of inventory of our product (accumulated as a hedge by our customers during the worldwide supply chain crisis during 2022 and 2023) and we therefore have started to see a slowdown in their order and shipment rates that we expect to continue (especially during the first half of 2024) until they are able to sell through their on-hand inventory. In addition, we expect an overall more competitive environment in 2024 as we anticipate our largest competitor will likely resume volume shipments again.

International sales of our casino and gaming products remained flat during 2023 compared to 2022.  Similar to our domestic customers, our international customers also began to slow their order and shipment rates in the third and fourth quarters of 2023 due to higher than normal inventory levels and we expect this trend to continue for 2024, especially during the first half of the year.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper, inkjet cartridges, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges.  Sales in our worldwide TSG market for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2023		December 31, 2022		$ Change	% Change
Domestic	$7,381	89.9%	$4,089	80.4%	$3,292	80.5%
International	828	10.1%	998	19.6%	(170)	(17.0%)
	$8,209	100.0%	$5,087	100.0%	$3,122	61.4%

The increase in domestic revenue from TSG during 2023 as compared to 2022 was due primarily to a 137% increase in sales of replacement parts and accessories primarily due to a large order by IGT for our installed base of legacy lottery printers that we do not expect to recur, and to a lesser extent, a 12% increase in service revenue.  This increase was partially offset by a decline in consumable sales of 11%, as we are no longer focused on these legacy sales and expect them to continue to decline over time.

Internationally, TSG revenue decreased 17% during 2023 compared to 2022, due primarily to a decline in sales of replacement parts and accessories to international casino and gaming customers.

We expect TSG sales to be lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts in 2023 that we do not expect to repeat at the same level in 2024 as the installed base of these printers continues to decline.

Index
Gross Profit.  Gross profit information for the years ended December 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$38,400	$24,412	57.3%	52.9%	42.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and our line of BOHA! products and royalty payments to third-parties, including to the third party licensor of our food service technology software products.  Gross profit increased $14.0 million, or 57%, in 2023 compared to 2022, primarily due to the 25% sales increase in 2023 compared to 2022.  Gross margin also increased 1,090 basis points to 53% in 2023 compared to 42% in 2022.  The large increase in both gross profit and gross margin is due to a 25% sales increase, increased market share in the casino and gaming market, increased sales of higher margin products and price increases instituted in 2022 and largely maintained throughout 2023 to mitigate higher product and shipping costs.  However, we expect gross margin in 2024 to be lower than in 2023 due to a return to a more normalized competitive environment in both the casino and gaming and POS automation markets.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$9,442	$8,570	10.2%	13.0%	14.7%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contracted software development expenses including those to the third party licensor of our food service technology software products).  Engineering, design and product development expenses increased $0.9 million, or 10%, in 2023 compared to 2022 due to the hiring of additional engineering staff as well as investments in additional software staff resources and product testing primarily for the completed launch of the new BOHA! Terminal 2 and Epic TR80 gaming printer in the fourth quarter of 2023. These increases were partially offset by cost reduction initiatives taken during the latter part of 2023, including a reduction of contracted software development expenses.  We expect engineering, design and product development expenses to be lower in 2024 compared to 2023 as we expect to benefit from the full effect of the 2023 cost reduction efforts.

Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$9,934	$11,326	(12.3%)	13.7%	19.5%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased $1.4 million, or 12%, during 2023 compared to 2022 primarily due to BOHA! market studies conducted in 2022 which were not repeated in 2023, as well as cost reduction initiatives put into place during 2023, including reduced headcount and a reduction in trade show and other marketing expenses.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales - 2023	Total Sales - 2022
$13,318	$12,193	9.2%	18.3%	21.0%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly traded company.  General and administrative expenses increased $1.1 million, or 9%, during 2023 compared to 2022 due in large part to a $1.5 million severance charge related to the resignation of the Company’s former Chief Executive Officer in April 2023, partially offset by expense reduction initiatives we commenced in the third quarter of 2023. Excluding the $1.5 million severance charge, we expect general and administrative expenses for 2024 to be slightly lower compared to 2023.

Index
Operating Income (Loss).  Operating income (loss) information for the years ended December 31, 2023 and 2022 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2023	2022	Change	Total Sales – 2023	Total Sales – 2022
$5,706	$(7,677)	174.3%	7.9%	(13.2%)

Our operating income increased $13.4 million, or 174%, during 2023 compared to 2022 as a $14.0 million or 57% increase in gross profit on 25% higher sales, was partially offset by a $0.6 million or 2% increase in operating expenses (including the $1.5 million severance charge discussed above in “General and Administrative”) in 2023 compared to 2022.

Interest, net.  We recorded net interest expense of $255 thousand in 2023 compared to $208 thousand in 2022.   This increase in interest expense is related to the Siena Credit Facility. Following the July 2022 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $2,250,000 in principal amount.  See Note 8 – Borrowings to the accompanying condensed consolidated financial statements. Interest expense increased due to the initiation of the minimum borrowing requirement in July 2022 and a higher interest rate environment during 2023 compared to 2022.

Other, net.  We recorded other income of $452 thousand in 2023 compared to other expense of $16 thousand in 2022.  During the fourth quarter of 2023, we completed an asset sale of our Printrex product line (essentially inventory on-hand) and recorded a non-operating gain of approximately $426 thousand.  Prior to this sale, the last TransAct sales of Printrex products occurred in 2021.

Income Taxes.  We recorded income tax expense during 2023 of $1.2 million at an effective tax rate of 19.6%, compared to an income tax benefit during 2022 of $2.0 million at an effective tax rate of 24.9%.  The effective tax rate for 2022 was unusually high due to the reversal of a valuation allowance on deferred tax assets in our UK subsidiary.

Net Income (Loss).  As a result of the above, we reported net income for the year ended December 31, 2023 of $4.7 million, or $0.47 per diluted share, compared to a net loss of ($5.9 million), or $0.60 per basic and diluted share, in 2022.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

Internal cash generation together with currently available cash and cash equivalents, available borrowing facilities and an ability to access credit lines at market-competitive rates, if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate our anticipated level of business activity for the 2024 fiscal year and beyond.

During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We expect these actions will result in approximately $3 million of annualized savings beginning in 2024, partially offset by typical annual inflationary and cost of living increases in operating expenses. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion of risks related to global economic conditions, supply chain disruptions and inflation.

Index
Cash Flow
During 2023, our cash balance increased $4.4 million, or 55%, (versus a decrease of $11.5 million in 2022) due primarily to operating activities, including a reduction in accounts receivable of $4.2 million and net income of $4.7 million (depreciation, amortization and share based compensation totaled $2.3 million).  We had $12.3 million in cash and cash equivalents as of December 31, 2023, of which $116 thousand was held by our UK subsidiary.

Operating activities: The following significant factors primarily affected our cash provided by operating activities of $5.5 million in 2023 as compared to cash used in operating activities of $12.2 million in 2022.

For 2023:

•	We reported net income of $4.7 million.
•	We recorded depreciation and amortization of $1.5 million and share-based compensation expense of $0.9 million.
•	We recorded a decrease in our deferred tax assets of $1.0 million due to our net income in 2023.
•	Accounts receivable decreased $4.2 million primarily due to decreased sales volume during the fourth quarter of 2023.
•
Inventories increased $5.7 million primarily due to strategic purchases, including initial stocking orders related to the launch of our new BOHA! Terminal 2 and Epic TR80 in the fourth quarter of 2023, and declining sales during the four quarters in 2023. We expect our inventories to gradually decline as we sell through our existing stock during 2024.

•	Accounts payable used $3.0 million in cash due to increased inventory purchases and the timing of cash disbursements.

For 2022:

•	We reported a net loss of $5.9 million.
•	We recorded depreciation and amortization of $1.3 million and share-based compensation expense of $1.2 million.
•	We recorded an increase in our deferred tax assets of $2.2 million due to our net loss in 2022.
•	Accounts receivable increased $6.4 million primarily due to increased sales volume during the fourth quarter of 2022.
•	Inventories increased $4.4 million primarily due to strategic purchases of electronic and other parts to support our sales growth.
•	Accounts payable provided $3.2 million in cash due to increased inventory purchases and the timing of cash disbursements.

Investing activities:  Our capital expenditures were $0.9 million and $1.3 million in 2023 and 2022, respectively.  Expenditures in 2023 were related to new product tooling and computer and networking equipment while in 2022 they were primarily related to the implementation of a new ERP system which was completed in early 2022, new product tooling and computer and networking equipment.

Financing activities:  Financing activities used $0.1 million of cash during 2023 due primarily to withholding taxes paid on stock issuances.  During 2022, financing activities provided $2.1 million of cash primarily due to proceeds received from the required minimum borrowings on our Siena Credit Facility.

Resource Sufficiency
Since early 2020, we have been impacted in varying degrees by the lingering effects from the COVID-19 pandemic. In addition, and more recently, we have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  However, we believe that our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets.  Nevertheless, given the continued uncertainty related to the impact of external factors on the food service and casino industries, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

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

Index
Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement governing the Siena Credit Facility with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023, prior to being extended, as discussed below. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and the creation of other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through December 31, 2023, we remained in compliance with our excess availability covenant.

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

In addition, the Amended Fee Letter requires the Company, while it retains the ability to direct the use of funds in the deposit account, to maintain outstanding borrowings of at least $2,250,000 in principal amount. If the Company does not have the ability to direct the use of funds in the deposit account, then the Amended Fee Letter requires the Company to pay interest on at least $2,250,000 principal amount of loans, whether or not such amount of loans is actually outstanding. As stated above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash and continue to evaluate any alternative sources of funding as necessary, including the possible extension of our line of credit under the Siena Credit Facility.

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility. Prior to this amendment, section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender, and the amendment confirmed that Mr. Dillon, the Company’s current Chief Executive Officer, is an acceptable successor and applied the same requirement to any future successor to Mr. Dillon.

As of December 31, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $5.9 million of net borrowing capacity available under the Siena Credit Facility.

Stock Repurchase Program
During 2023 and 2022, we did not repurchase any shares of our common stock.

Shareholders’ Equity
Shareholders’ equity increased $5.6 million, or 16%, to $39.4 million at December 31, 2023 from $33.9 million at December 31, 2022.  The increase  was primarily due to net income of $4.7 million in 2023 and share-based compensation expense related to stock awards of $0.8 million (net of withholding taxes paid by relinquishment of shares) in 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Index
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of
December 31, 2023. Based on this evaluation of our disclosure controls and procedures as of December 31, 2023, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Our management, including our CEO and CFO, has concluded that our consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP, and that they can be relied upon.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2023. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, TransAct maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None
(b)
During the fourth quarter of 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

Index
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Set forth in Part I, Item 1. Business of this Form 10-K, under the heading “Information about our Executive Officers,” is certain information regarding our executive officers, and information regarding our code of ethics is set forth below.  The remaining information in response to this item is incorporated herein by reference to the disclosure, if any; that will be contained, as applicable, under the headings “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nomination Process” and “Corporate Governance – Committees of the Board” in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of the year covered by this Form 10-K.

Code of Ethics
We maintain a Standards of Business Conduct and Code of Ethics (“Standards of Business Conduct”) that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller.  Our Standards of Business Conduct, which require continued observance of high ethical standards, such as honesty, integrity and compliance with the law in the conduct of our business, are available for public access on our website at https://transacttech.gcs-web.com/corporate-governance.  Any person may request a copy of our Standards of Business Conduct free of charge by calling (203) 859-6800.  We will disclose on our website at https://transacttech.gcs-web.com/corporate-governance any amendment to or waiver of a provision of the Standards of Business Conduct as may be required and within the time period specified under the applicable SEC and Nasdaq rules.

Item 11. Executive Compensation.
The information in response to this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2023 Fiscal Year-End,” “Potential Payments Upon Termination or Change in Control” and “Pay Versus Performance,” and is incorporated herein by reference.

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

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2023 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	76,000	$11.61	–
2014 Equity Incentive Plan	1,423,011	7.53	981,769
Total	1,499,011	$7.73	981,769

In May 2014, our stockholders approved the adoption of the 2014 Equity Incentive Plan.  In May 2020, our stockholders approved an amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 1,400,000 to 2,200,000 shares.  In June 2023, our stockholders approved an amendment and restatement of the 2014 Equity Incentive Plan to increase the number of shares of common stock which may be subject to awards granted under the plan from 2,200,000 to its current level of 2,900,000 and to change the date of adoption of the 2014 Equity Incentive Plan to April 17, 2023 (thereby extending its expiration date to April 17, 2033).  The Company also maintains the 2005 Equity Incentive Plan; however no new awards are be available for future issuance under this plan.  Both plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  The Company does not have any equity plans that have not been approved by its stockholders.

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

Index
PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.	Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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

3.1(b)
Certificate of Designation, Series A Preferred Stock, filed with the Secretary of State of Delaware on December 2, 1997 (incorporated by reference to Exhibit C of the Form of Amended and Restated Rights Agreement, dated as of February 16, 1999, between TransAct Technologies Incorporated and American Stock Transfer & Trust Company filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on February 18, 1999.”

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
10.2(x)
TransAct Technologies Incorporated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014).

10.3(x)
Amendment to 2014 Equity Incentive Plan approved by Shareholders on May 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 9, 2017).

10.4(x)
TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated in 2020 (incorporated by reference to Exhibit I to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2020, File No. 000-21121).

10.5(x)
TransAct Technologies Incorporated 2014 Equity Incentive Plan, as Amended and Restated in 2023 (incorporated by reference to Exhibit I to the Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2023, File No. 000-21121).

10.6(x)
2014 Equity Incentive Plan Time-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 6, 2016).

10.7(x)
2014 Equity Incentive Plan Performance-based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-211121) filed with the SEC on August 8, 2016).

10.8(x)
2014 Equity Incentive Plan Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 19, 2014).

10.9(x)
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

Index
10.12(x)
Second Amendment to Severance Agreement by and between TransAct and Steven A. DeMartino, effective April 29, 2021 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 24, 2022).

10.13(x)
Amended and Restated Employment Agreement, dated as of December 14, 2022, by and between TransAct Technologies Incorporated and Bart C. Shuldman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on December 27, 2022).

10.14(x)
Separation Agreement and General Release, dated April 20, 2023, between the Company and Bart C. Shuldman (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on April 26, 2023).

10.15(x)
Letter Agreement, dated April 24, 2023, between the Company and John M. Dillon (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on April 26, 2023).

10.16*	Lease Agreement between Bomax Properties, LLC and TransAct, dated July 18, 2001.*
10.17
Amendment No. 1 to Lease Agreement between Bomax Properties, LLC and TransAct, dated May 8, 2012 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 10, 2012).

10.18
Amendment No. 2 to Lease Agreement between Bomax Properties, LLC and TransAct, dated January 14, 2016 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 11, 2016).

10.19
Amendment No. 3 to Lease Agreement between Bomax Properties, LLC and TransAct, dated February 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on March 4, 2020).

10.20
Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2005).

10.21
First Amendment to Lease Agreement by and between CIP Hughes Center LLC and TransAct dated August 24, 2009 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010).

10.22
Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 7, 2015).

10.23
Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 15, 2007).

10.24
First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2017).

10.25
Second Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct Technologies dated April 30, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 13, 2021).

10.26
Loan and Security Agreement, dated as of March 13, 2020, among Siena Lending Group LLC, TransAct Technologies Incorporated and the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 22, 2020).

10.27
Amendment No. 1 To Loan and Security Agreement, dated as of July 21, 2021, among Siena Lending Group and TransAct Technologies Incorporated (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 26, 2021)

10.28
Amendment No. 2 To Loan and Security Agreement, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

10.29
Amended and Restated Fee Letter, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

10.30
Letter Amendment, dated May 1, 2023, to Loan and Security Agreement between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 4, 2023).

10.31†
Master License Agreement dated February 22, 2019 and amendments thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

10.32†
Master Development and License Agreement dated July 20, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

Index
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021)
23.1*	Consent of Marcum LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	TransAct Technologies Incorporated Clawback Policy in the Event of a Financial Restatement
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(x)	Management contract or compensatory plan or arrangement.
*	These exhibits are filed herewith.
†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
‡	These exhibits are furnished herewith.

(b)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K under the Exchange Act are included in the Exhibit Index above under a(3) of this Item 15.

(c)	Financial Statement Schedules.

See the Notes to the Consolidated Financial Statements included in this Form 10-K.

Item 16. Form 10-K Summary.
None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED

By:	/s/ John M. Dillon
Name:	John M. Dillon
Title:	Chief Executive Officer

Date: March 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Dillon	Chief Executive Officer and Director	March 13, 2024
John M. Dillon	(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer, Treasurer and Secretary	March 13, 2024
Steven A. DeMartino	(Principal Financial Officer)

/s/ William J. DeFrances	Vice President and Chief Accounting Officer	March 13, 2024
William J. DeFrances	(Principal Accounting Officer)

/s/ Haydee Ortiz Olinger	Chair of the Board	March 13, 2024
Haydee Ortiz Olinger

/s/ Audrey P. Dunning	Director	March 13, 2024
Audrey P. Dunning

/s/ Daniel M. Friedberg	Director	March 13, 2024
Daniel M. Friedberg

/s/ Randall S. Friedman	Director	March 13, 2024
Randall S. Friedman

/s/ Emanuel P. N. Hilario	Director	March 13, 2024
Emanuel P. N. Hilario

Index
TRANSACT TECHNOLOGIES INCORPORATED

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
TransAct Technologies Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TransAct Technologies Incorporated  and its subsidiaries(the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories - Excess and Obsolete Inventory Reserve

As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of average cost or net realizable value. The Company reviews net realizable value based on estimated selling prices in the ordinary course of business less estimated costs of completions, disposal and transportation, historical usage and estimates of future demand. Based on these reviews, inventory write-downs are recorded, as necessary, to reflect estimated obsolescence, excess quantities, and net realizable value.

A majority of the Company’s excess and obsolete inventory reserve relates to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions relating to future demand and market conditions. As of December 31, 2023, the Company’s consolidated inventories balance was $17.759 million.

The principal considerations for our determination that the Company’s valuation of inventories, specifically the excess and obsolete inventory reserve, was a critical audit matter included the following: (1) management identifies inventories as a critical accounting estimate, and (2) there were significant judgments made by management in estimating the excess and obsolete inventory reserve, including developing assumptions related to future product demand based on historical usage and current market conditions. This in turn led to a high degree of auditor judgment in performing our audit procedures, which were designed to evaluate the reasonableness of audit evidence related to management’s assumptions of future product demand.

Index
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining an understanding of the Company’s accounting policy related to inventory, specifically as it relates to the excess and obsolete inventory reserve; (ii) evaluating management’s methodology and process for developing the excess and obsolete inventory reserve, including estimating assumptions related to future product demand based on historical usage and current market conditions; and (iii) testing management’s calculation of the excess and obsolete inventory reserve, which included evaluating the completeness and accuracy of underlying data used by management in the calculation, principally inputs such as actual historical usage and management’s determination of future estimated consumption of inventory.

Marcum LLP

We have served as the Company’s auditor since 2020.

Hartford, Connecticut
March 13, 2024

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$12,321	$7,946
Accounts receivable (net of allowance for expected credit losses of $768 and $351)	9,824	13,927
Employee retention credit receivable	–	1,500
Inventories	17,759	12,028
Prepaid income taxes	322	–
Other current assets	773	724
Total current assets	40,999	36,125

Fixed assets, net	2,421	2,781
Right-of-use assets	1,602	2,488
Goodwill	2,621	2,621
Deferred tax assets	6,304	7,327
Intangible assets, net	88	242
Other assets	163	248
	13,199	15,707
Total assets	$54,198	$51,832

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$2,250	$2,250
Accounts payable	4,431	7,395
Accrued liabilities	4,947	4,077
Lease liabilities	929	875
Deferred revenue	1,079	1,329
Total current liabilities	13,636	15,926

Deferred revenue, net of current portion	209	143
Lease liabilities, net of current portion	720	1,683
Other liabilities	219	218
	1,148	2,044
Total liabilities	14,784	17,970

Commitments and contingencies (see Notes 8 and 14)

Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2023 and 2022; 14,003,653 and 13,956,725 shares issued; 9,958,811 and 9,911,883 shares outstanding, at December 31, 2023 and 2022, respectively	140	139
Additional paid-in capital	57,055	56,282
Retained earnings	14,378	9,630
Accumulated other comprehensive loss, net of tax	(49)	(79)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	39,414	33,862
Total liabilities and shareholders’ equity	$54,198	$51,832

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022

Net sales	$72,631	$58,139
Cost of sales	34,231	33,727

Gross profit	38,400	24,412

Operating expenses:
Engineering, design and product development	9,442	8,570
Selling and marketing	9,934	11,326
General and administrative	13,318	12,193
	32,694	32,089

Operating income (loss)	5,706	(7,677)
Interest and other income (expense):
Interest expense	(310)	(208)
Interest income	55	–
Other, net	452	(16)
	197	(224)

Income (loss) before income taxes	5,903	(7,901)
Income tax (expense) benefit	(1,155)	1,965
Net income (loss)	$4,748	$(5,936)

Net income (loss) per common share:
Basic	$0.48	$(0.60)
Diluted	$0.47	$(0.60)

Shares used in per-share calculation:
Basic	9,951	9,905
Diluted	10,021	9,905

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2023	2022

Net income (loss)	$4,748	$(5,936)
Foreign currency translation adjustment, net of tax	30	(222)

Comprehensive income (loss)	$4,778	$(6,158)

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2021	9,872,889	$139	$55,246	$15,566	$(32,110)	$143	$38,984
Issuance of common stock from exercise of stock options	17,500	–	–	–	–	–	–
Issuance of common stock on restricted stock units	47,931	–	–	–	–	–	–
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(26,437)	–	(119)	–	–	–	(119)
Share-based compensation expense	–	–	1,155	–	–	–	1,155
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(222)	(222)
Net loss	–	–	–	(5,936)	–	–	(5,936)
Balance, December 31, 2022	9,911,883	139	56,282	9,630	(32,110)	(79)	33,862
Issuance of common stock from exercise of stock options	1,875	–	–	–	–	–	–
Issuance of common stock on restricted stock units	58,705	1	–	–	–	–	1
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(13,652)	–	(87)	–	–	–	(87)
Share-based compensation expense	–	–	860	–	–	–	860
Foreign currency translation adjustment, net of tax	–	–	–	–	–	30	30
Net income	–	–	–	4,748	–	–	4,748
Balance, December 31, 2023	9,958,811	$140	$57,055	$14,378	$(32,110)	$(49)	$39,414

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,748	$(5,936)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	860	1,155
Depreciation and amortization	1,489	1,332
Deferred income tax benefit	1,020	(2,141)
Loss on the disposal of fixed assets	–	2
Foreign currency transaction losses	(30)	6
Changes in operating assets and liabilities:
Accounts receivable	4,248	(6,421)
Employee retention credit receivable	1,500	–
Inventories	(5,658)	(4,378)
Prepaid income taxes	(322)	137
Other current and long-term assets	(10)	167
Accounts payable	(2,988)	3,103
Accrued liabilities and other liabilities	650	754
Net cash provided by (used in) operating activities	5,507	(12,220)

Cash flows from investing activities:
Capital expenditures	(901)	(1,299)
Net cash used in investing activities	(901)	(1,299)

Cash flows from financing activities:
Proceeds from bank borrowings	–	2,250
Withholding taxes paid on stock issuance	(87)	(119)
Payment of bank financing costs	–	(69)
Net cash (used in) provided by financing activities	(87)	2,062

Effect of exchange rate changes on cash and cash equivalents	(144)	(54)

Increase (decrease) in cash and cash equivalents	4,375	(11,511)
Cash and cash equivalents, beginning of period	7,946	19,457
Cash and cash equivalents, end of period	$12,321	$7,946

Supplemental cash flow information:
Interest paid	$268	$129
Income taxes paid	160	62
Non-cash capital expenditures	23	54

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

TransAct Technologies Incorporated (together with its subsidiaries, “TransAct,” the “Company,” “we,” “us,” or “our”), which has its headquarters in Hamden, Connecticut and its primary operating facility in Ithaca, New York, operates in one operating segment: software-driven technology and printing solutions for high growth markets including food service technology, casino and gaming and “point of sale” (“POS”) automation markets.  Our solutions are designed from the ground up based on market and customer requirements and are sold under the BOHA!TM, AccuDate™, Epic, Ithaca®, and EPICENTRAL® product brands.  We sell our products to original equipment manufacturers, value-added resellers, select distributors, and directly to end-users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. TransAct also provides world-class service, spare parts, accessories and printing supplies to its growing worldwide installed base of products.  We also generate revenue from the after-market side of the business, providing printer and terminal service, consumables and spare parts in addition to revenue from our two software solutions; (i) our line of BOHA! software applications used to automate the back-of-house operations of restaurants, convenience stores and food service operators and (ii) the EPICENTRAL Print System (“EPICENTRAL”), that enables casino operators to create promotional coupons and marketing messages and print them in real time at the slot machine.

Current Business Trends
After strong demand during the year due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023, and we expect this trend to continue to impact results in 2024. Further, our primary competitor in the casino and gaming market has resumed supplying product with increasing volume in 2024, which has begun to result in downward pricing pressure in that market and could exacerbate the demand slowdown, either of which could negatively impact our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that includes reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We expect these actions will result in approximately $3 million of annualized savings beginning in 2024, partially offset by typical annual inflationary and cost of living increases in operating expenses. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Consolidated Financial Statements included in this Annual Report on Form 10-K (this “Form 10-K”) were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following such issuance date.

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Our current assumptions are that casinos and restaurants will remain open and consumer traffic will continue to remain strong during 2024. Though demand for our products at casinos has increased substantially post-COVID, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn or slower than anticipated economic recovery and we would be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

We will cease to be a smaller reporting company if we have (i) equal to or greater than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter and (ii) if the market value of our shares held by non-affiliates does not exceed $700 million as of the last business day of our second fiscal quarter, equal to or greater than $100 million in annual revenues for the most recent fiscal year.

Index
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

Accounts receivable and credit losses: The Company records accounts receivable when the right to consideration becomes unconditional. We establish an allowance for expected credit losses to ensure trade receivables are valued appropriately.

We are exposed to credit losses primarily through our net sales of products and services to our customers which are recorded as Accounts Receivable, net on the Consolidated Balance Sheets. We evaluate each customer’s ability to pay through assessing customer creditworthiness, historical experience and current economic conditions through a reasonable forecast period. Factors considered in our evaluation of assessing collectability and risk include: underlying value of any collateral or security interests, significant past due balances, historical losses and existing economic conditions including country and political risk. There can be no assurance that actual results will not differ from estimates or that consideration of these factors in the future will not result in an increase or decrease to the allowance for credit losses. We may require collateral or prepayment to mitigate credit risk.

We estimate expected credit losses of financial assets with similar risk characteristics. We determine an asset is impaired when our assessment identifies there is a risk that we will be unable to collect amounts due according to the contractual terms of the agreement. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.

The following table summarizes the activity recorded in the allowance for expected credit losses related to accounts receivable:

	Years Ended December 31,
(In thousands)	2023	2022
Balance, beginning of period	$351	$219
Additions charged to costs and expenses	606	140
Deductions	(189)	(8)
Balance, end of period	$768	$351

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

Index
Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five years to ten years; and computer software and equipment is three years to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $1.3 and $1.1 million in 2023 and 2022, respectively.

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

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. We determine if an arrangement contains a lease at inception. Our leases are included in “Right-of-use assets” and “Lease liabilities” in our Consolidated Balance Sheets.

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

As of December 31, 2023, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2023 when our annual review for impairment was performed.

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

Index
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

	Year Ended December 31, 2023
(In thousands)	United States	International	Total
Food service technology	$15,159	$1,149	$16,308
POS automation	6,805	117	6,922
Casino and gaming	28,715	12,477	41,192
TransAct Services Group	7,381	828	8,209
Total net sales	$58,060	$14,571	$72,631

	Year Ended December 31, 2022
(In thousands)	United States	International	Total
Food service technology	$11,602	$762	$12,364
POS automation	10,657	2	10,659
Casino and gaming	17,686	12,343	30,029
TransAct Services Group	4,089	998	5,087
Total net sales	$44,034	$14,105	$58,139

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

Contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract. During the year ended December 31, 2023, we recognized revenue of $1.4 million related to our contract liabilities as of December 31, 2022.

Index
Net contract (liabilities) assets consist of the following:

	December 31,
(In thousands)	2023	2022
Unbilled receivables, current	$145	$392
Unbilled receivables, non-current	120	163
Customer pre-payments	(155)	(101)
Deferred revenue, current	(1,079)	(1,329)
Deferred revenue, non-current	(209)	(143)
Net contract (liabilities) assets	$(1,178)	$(1,018)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.2 million. The Company expects to recognize revenue on $7.9 million of its remaining performance obligations within the next 12 months following December 31, 2023, $0.2 million within the next 24 months following December 31, 2023 and the balance of these remaining performance obligations within the next 36 months following December 31, 2023.

Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable, net were as follows:

	December 31,
	2023	2022
International Gaming Technology (“IGT”)	28%	12%
The Bright Group	9%	11%

Sales to customers representing 10% or more of total net sales were as follows:

	December 31,
	2023	2022
IGT	15%	10%

Engineering, design and product development: Engineering, design and product development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $9.4 million and $8.6 million of research and development expenses in 2023 and 2022, respectively.

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

Advertising: Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations for 2023 and 2022 totaled $1.7 million and $3.1 million, respectively. These expenses include items such as consulting, professional services, tradeshows, and print advertising.

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

Index
Share-based payments: At December 31, 2023, we have share-based employee compensation plans, which are described more fully in Note 9 - Stock incentive plans. We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

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

Net income (loss) per share: We report net income or loss per share in accordance with ASC 260, “Earnings per Share (EPS).” Under this guidance, basic EPS, which excludes dilution, is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS includes in-the-money stock options using the treasury stock method.  During a loss period, the assumed exercise of in-the-money stock options has an anti-dilutive effect, and therefore, these instruments are excluded from the computation of diluted EPS.  See Note 11 - Earnings per share.

Recently issued accounting pronouncements:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the “Credit Loss Standard”) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period. This Credit Loss Standard requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2023, and this standard did not have a material impact on the Company’s Consolidated Financial Statements.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280).  The amendments improve reportable segment disclosures requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  These amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024.  These segment disclosure requirements must be applied retrospectively to all periods presented in the financial statements.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740).  This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures.  These amendments are effective for fiscal years beginning after December 15, 2024.  These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

3. Inventories

The components of inventories are:

	December 31,
(In thousands)	2023	2022
Raw materials and purchased component parts	$9,382	$8,884
Finished goods	8,377	3,144
	$17,759	$12,028

4. Fixed assets, net

The components of fixed assets, net are:

	December 31,
(In thousands)	2023	2022
Tooling, machinery and equipment	$7,562	$6,859
Furniture and office equipment	2,078	1,882
Computer software and equipment	8,190	8,348
Leasehold improvements	2,895	2,883
	20,725	19,972
Less: Accumulated depreciation and amortization	(18,646)	(17,656)
	2,079	2,316
Construction in-process	342	465
	$2,421	$2,781

Index
5. Intangible assets, net

Identifiable intangible assets are recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2023		2022
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,591	$(1,503)	$1,591	$(1,349)
Patents	15	(15)	15	(15)
Total	$1,606	$(1,518)	$1,606	$(1,364)

Amortization expense was $154 thousand and $155 thousand in 2023 and 2022, respectively.  Amortization expense for each of the next five years ending December 31 is expected to be as follows: $88 thousand in 2024; and none thereafter.

6. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2023	2022
Salaries and compensation related	$3,455	$2,744
Taxes	870	530
Professional and consulting	161	371
Other	461	432
	$4,947	$4,077

7. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of the month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions, net of applied forfeitures, were $230 thousand and $355 thousand in 2023 and 2022, respectively.

8. Borrowings

Credit Facility
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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through December 31, 2023, we remained in compliance with our excess availability covenant.

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

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility. Prior to such amendment, Section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender. This amendment confirmed that Mr. Dillon, the Company’s current Chief Executive Officer, is an acceptable successor, and applied the same requirement to any future successor to Mr. Dillon as Chief Executive Officer.

As of December 31, 2023, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $5.9 million of net borrowing capacity available under the Siena Credit Facility.

9. Stock incentive plans

Stock incentive plans.  We currently have two stock incentive plans: the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two-year to four-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards may be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, as amended in May 2023, we are authorized to grant awards of up to 2,900,000 shares of TransAct common stock.  At December 31, 2023, 981,769 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2023 and 2022 was $4.16 and $4.39, respectively.  We also issued restricted stock units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted stock units was $7.21 and $8.43 in 2023 and 2022, respectively.

The table below indicates the key assumptions (on a weighted-average basis) used in the option valuation calculations for options granted in 2023 and 2022 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Years ended December 31,
	2023	2022
Expected option term (in years)	7.0	7.1
Expected volatility	55.6%	51.3%
Risk-free interest rate	4.2%	2.2%
Dividend yield	0.0%	0.0%

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

We recorded $0.9 and $1.2 million of share-based compensation expense for 2023 and 2022, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $0.2 million in 2023 and $0.3 million in 2022, related to such share-based compensation.  At December 31, 2023, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Index
Equity award activity in the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, as amended, is summarized below:

	Stock Options		Restricted Stock Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2022	1,355,955	$9.08	214,286	$9.28
Granted	309,800	6.91	210,100	7.21
Exercised	(1,875)	4.25	(58,705)	9.55
Forfeited	(271,655)	7.72	(181,145)	8.34
Expired	(77,750)	8.90	–	–
Outstanding at December 31, 2023	1,314,475	$8.82	184,536	$7.76

*	weighted average exercise price per share
**	weighted average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2023:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	1,314,475	$8.82	$316	4.0	968,972	$9.31	$167	2.2
Restricted stock units	184,536	–	1,288	2.7	–	–	–	–

*	weighted average exercise price per share
**	weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2023, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $4.1 million, which is expected to be recognized over a weighted average period of 3.3 years.

The total fair value of awards vested was $1.3 million and $1.6 million during the years ended December 31, 2023 and 2022, respectively.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2023 and 2022 was $3 thousand and $40 thousand, respectively, and cash received from option exercises was zero in both 2023 and 2022. 1,875 and 17,500 stock options were exercised during the year ended December 31, 2023 and 2022, respectively.  We recorded a realized tax provision in 2023 and 2022 from equity-based awards of zero and $13 thousand, respectively, related to options exercised.

10. Income taxes

The components of the income tax expense (benefit) are as follows:

	December 31,
(In thousands)	2023	2022
Current:
Federal	$(1)	$149
State	51	110
Foreign	85	(83)
	135	176
Deferred:
Federal	825	(1,924)
State	132	(217)
Foreign	63	–
	1,020	(2,141)
Income tax expense (benefit)	$1,155	$(1,965)

Our effective tax rates were 19.6% and (24.9%) for 2023 and 2022, respectively.  The tax benefit recorded for 2022 includes the recognition of stock option cancellations for which no benefit was realized.

At December 31, 2023, we have no federal net operating loss carryforwards, $0.1 million of tax-effected state net operating loss carryforwards, $0.7 million in R&D credit carryforwards, and no state tax credit carryforwards.  Foreign income before taxes were $322 thousand and $24 thousand in 2023 and 2022, respectively.

Index
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Federal net operating losses	$–	$2,297
Foreign net operating losses	733	676
State net operating losses	84	149
Accrued severance	165	–
Capitalized R&D expenses	3,127	1,708
Inventory reserves	896	648
Deferred revenue	31	41
Warranty reserve	24	17
Stock compensation expense	790	769
Other accrued compensation	404	222
R&D credit carryforward	695	1,238
Other Assets	360	–
Other liabilities and reserves	–	463
Gross deferred tax assets	7,309	8,228
Valuation allowance	(719)	(656)
Net deferred tax assets	6,590	7,572

Deferred tax liabilities:
Depreciation and amortization	237	196
Other	49	49
Net deferred tax liabilities	286	245
Total net deferred tax assets	$6,304	$7,327

As of December 31, 2023 and 2022, we had a $719 thousand and $656 thousand, respectively, of valuation allowances on our net operating loss carryforwards. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2023	2022
Balance, beginning of period	$656	$733
Subtractions released to income tax provisions	–	(77)
Additions charged to income tax provision	63	–
Balance, end of period	$719	$656

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:
	Year Ended December 31,
	2023	2022

Federal statutory rate	21.0%	21.0%
R&D credit	(5.9)	4.3
Foreign-derived intangible income deduction	(1.7)	–
Stock award excess tax benefit	0.4	–
State income taxes, net of federal income taxes	2.5	1.1
Business meals and entertainment	0.3	–
Executive compensation limitation	0.6	–
Uncertain tax positions	0.5	(0.5)
Stock option cancellations	0.6	(1.9)
Valuation allowance and tax accruals	1.0	1.0
Other	0.3	(0.1)
Effective tax rate	19.6%	24.9%

We had $197 thousand and $142 thousand of total gross unrecognized tax benefits at December 31, 2023 and 2022, respectively that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2023	2022
Balance, beginning of period	$142	$144
Tax positions taken during the current period	83	26
Lapse of statute of limitations	(28)	(28)
Balance, end of period	$197	$142

We expect $40 thousand of the $197 thousand of unrecognized tax benefits will reverse in 2024 upon the expiration of the statute of limitations.

We recognize interest and penalties related to uncertain tax positions in the income tax provision.  We have accrued interest and penalties related to uncertain tax positions of $25 thousand and $34 thousand as of December 31, 2023 and 2022, respectively.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2019.  However, our federal tax returns for the years 2020 through 2023 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Index
11. Earnings per share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022
Net income (loss)	$4,748	$(5,936)

Shares:
Basic: Weighted average common shares outstanding	9,951	9,905
Add: Dilutive effect of outstanding equity awards as determined by the treasury stock method	70	–
Diluted: Weighted average common and common equivalent shares outstanding	10,021	9,905

Net income (loss) per common share:
Basic	$0.48	$(0.60)
Diluted	0.47	(0.60)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Furthermore, in periods when a net loss is reported, such as in 2022, basic and diluted net loss per common share are calculated using the same method.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 1.1 million and 1.5 million at December 31, 2023 and 2022, respectively.

12. Stock repurchase program

We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During 2023 and 2022, we did not repurchase any shares of our common stock.  From January 1, 2005 through December 31, 2019, we repurchased a total of 4,044,842 shares of common stock for $32.1 million, at an average price of $7.94 per share.

13. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Years Ended December 31,
(In thousands)	2023	2022
Net sales:
United States	$58,060	$44,034
International	14,571	14,105
Total	$72,631	$58,139

Fixed assets, net:
United States	$945	$2,252
International	1,476	529
Total	$2,421	$2,781

Sales to international customers were 20% and 24% of total sales in 2023 and 2022, respectively.  Sales to Europe represented 64% and 68%, sales to the Pacific Rim (which includes Australia and Asia) represented 29% and 28%, and sales to Canada represented 4%  of total international sales in both 2023 and 2022, respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the UK, as well as our contract manufacturer in Thailand.

Index
14. Leases

Operating lease expense was $1.1 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively, and is reported as “Cost of sales,” “Engineering, design and product development expense,” “Selling and marketing expense,” and “General and administrative expense” in the Consolidated Statements of Operations.  Operating costs include short-term lease costs.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Years Ended December 31,
	2023	2022
Operating cash outflows from leases	$1,013	$967

The following summarizes additional information related to our leases:

	Years Ended December 31,
	2023	2022
Weighted average remaining lease term (in years)	1.7	2.7
Weighted average discount rate	4.4%	4.5%

The maturity of the Company’s operating lease liabilities are as follows (in thousands):

December 31, 2023
2024	$985
2025	713
2026	22
Total undiscounted lease payments	1,720
Less imputed interest	71
Total lease liabilities	$1,649

15. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2023 and 2022 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2023:
Net sales	$22,270	$19,906	$17,190	$13,265
Gross profit	12,255	10,858	8,916	6,371
Net income (loss)	3,139	765	906	(62)
Net income (loss) per common share:
Basic	0.32	0.08	0.09	(0.01)
Diluted	0.31	0.08	0.09	(0.01)

2022:
Net sales	$9,702	$12,623	$17,856	$17,958
Gross profit	2,566	5,434	8,193	8,219
Net (loss) income	(4,348)	(2,376)	528	260
Net (loss) income per common share:
Basic	(0.44)	(0.24)	0.05	0.03
Diluted	(0.44)	(0.24)	0.05	0.03

16. Related party transactions

One of the Company’s directors serves as President and Chief Executive Officer of The One Group Hospitality, Inc.  The Company sold various food service technology products to The One Group Hospitality, Inc. on an arms’ length basis totaling $246 thousand and $37 thousand in 2023 and 2022, respectively.  The Company’s accounts receivable from The One Group Hospitality, Inc. amounted to $34 thousand and $4 thousand in 2023 and 2022, respectively.

Index
17. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.