Form 10-Q
period 2024-03-31
TRANSACT TECHNOLOGIES INC
filed 2024-05-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024
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

As of April 30, 2024 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 9,994,907.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2024	December 31, 2023
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$10,631	$12,321
Accounts receivable, net of allowance for expected credit losses of $668 and $768	7,780	9,824
Inventories	19,171	17,759
Prepaid income taxes	352	322
Other current assets	931	773
Total current assets	38,865	40,999

Fixed assets, net of accumulated depreciation of $18,947 and $18,646	2,187	2,421
Right-of-use assets	1,371	1,602
Goodwill	2,621	2,621
Deferred tax assets	6,691	6,304
Intangible assets, net of accumulated amortization of $1,556 and $1,518	50	88
Other assets	133	163
	13,053	13,199
Total assets	$51,918	$54,198

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$2,250	$2,250
Accounts payable	4,226	4,431
Accrued liabilities	4,126	4,947
Lease liabilities	941	929
Deferred revenue	925	1,079
Total current liabilities	12,468	13,636

Deferred revenue, net of current portion	196	209
Lease liabilities, net of current portion	468	720
Other liabilities	215	219
	879	1,148
Total liabilities	13,347	14,784

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,039,749 and 14,003,653 shares issued, respectively; 9,994,907 and 9,958,811 shares outstanding, respectively	140	140
Additional paid-in capital	57,249	57,055
Retained earnings	13,342	14,378
Accumulated other comprehensive loss, net of tax	(50)	(49)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	38,571	39,414
Total liabilities and shareholders’ equity	$51,918	$54,198

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per-share data)

Net sales	$10,687	$22,270
Cost of sales	5,063	10,015
Gross profit	5,624	12,255

Operating expenses:
Engineering, design and product development	1,966	2,269
Selling and marketing	2,083	2,757
General and administrative	2,876	3,416
	6,925	8,442

Operating (loss) income	(1,301)	3,813

Interest and other (expense) income:
Interest, net	48	(66)
Other, net	(60)	21
	(12)	(45)

(Loss) income before income taxes	(1,313)	3,768
Income tax (benefit) expense	(277)	629
Net (loss) income	$(1,036)	$3,139

Net (loss) income per common share:
Basic	$(0.10)	$0.32
Diluted	$(0.10)	$0.31

Shares used in per-share calculations:
Basic	9,972	9,930
Diluted	9,972	10,043

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Net (loss) income	$(1,036)	$3,139
Foreign currency translation adjustment, net of tax	(1)	2
Comprehensive (loss) income	$(1,037)	$3,141

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,036)	$3,139
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	265	278
Depreciation and amortization	395	352
Deferred income taxes	(386)	501
Unrealized foreign currency transaction losses	62	21
Changes in operating assets and liabilities:
Accounts receivable	2,029	(3,044)
Employee retention credit receivable	–	1,500
Inventories	(1,440)	(351)
Prepaid income taxes	(30)	–
Other current and long-term assets	(139)	(175)
Accounts payable	(214)	(2,846)
Accrued liabilities and other liabilities	(996)	(132)
Net cash used in operating activities	(1,490)	(757)

Cash flows from investing activities:
Capital expenditures	(106)	(378)
Net cash used in investing activities	(106)	(378)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(71)	(86)
Net cash used in financing activities	(71)	(86)

Effect of exchange rate changes on cash and cash equivalents	(23)	(81)

Decrease in cash and cash equivalents	(1,690)	(1,302)
Cash and cash equivalents, beginning of period	12,321	7,946
Cash and cash equivalents, end of period	$10,631	$6,644

Supplemental schedule of non-cash investing activities:
Non-cash capital expenditure items	$31	$25

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)

Equity beginning balance	$39,414	$33,862

Common stock:
Balance, beginning of period	140	139
Issuance of common stock from restricted stock units	–	1
Balance, end of period	140	140

Additional paid-in capital:
Balance, beginning of period	57,055	56,282
Share-based compensation expense	265	278
Relinquishment of stock awards to pay for withholding taxes	(71)	(86)
Balance, end of period	57,249	56,474

Retained earnings:
Balance, beginning of period	14,378	9,630
Net (loss) income	(1,036)	3,139
Balance, end of period	13,342	12,769

Treasury stock:
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive loss:
Balance, beginning of period	(49)	(79)
Foreign currency translation adjustment, net of tax	(1)	2
Balance, end of period	(50)	(77)

Equity ending balance	$38,571	$37,196

Supplemental share information
Issuance of shares from stock awards	47	54
Relinquishment of stock awards to pay withholding taxes	11	12

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2023 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first quarter of 2024, and we expect this trend to continue to impact results during 2024 until these customers are able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is full capacity, which has resulted in the beginning of downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We saw the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings compared to the 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation, and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

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

Index
Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the unaudited Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. Though demand for our products at casinos has increased substantially post-pandemic, we cannot predict the ultimate impact of the current economic environment, including inflation, rising interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential future economic downturn and we would be able to take additional financial and operational actions to cut costs and/or increase liquidity.

In addition, the presentation of the accompanying unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, share-based compensation and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates used.

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2023 Form 10-K.  There have been no changes to our significant accounting policies since the 2023 Form 10-K.

Recently issued accounting pronouncements:
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
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.   This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures.  These amendments are effective for fiscal years beginning after December 15, 2024.  These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2024			2023
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,023	$277	$3,300	$3,263	$195	$3,458
POS automation	651	–	651	1,782	15	1,797
Casino and gaming	3,238	2,458	5,696	11,569	4,242	15,811
TransAct Services Group	853	187	1,040	983	221	1,204
Total net sales	$7,765	$2,922	$10,687	$17,597	$4,673	$22,270

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2024, we recognized revenue of $0.4 million related to our contract liabilities at December 31, 2023. Total net contract liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Unbilled receivables, current	$155	$145
Unbilled receivables, net of current portion	103	120
Customer pre-payments	(123)	(155)
Deferred revenue, current	(925)	(1,079)
Deferred revenue, net of current portion	(196)	(209)
Total net contract liabilities	$(986)	$(1,178)

Index
Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2024, the aggregate amount of transaction prices allocated to remaining performance obligations was $6.8 million.  The Company expects to recognize revenue of $6.5 million of its remaining performance obligations within the next 12 months following March 31, 2024, $0.2 million within the next 24 months following March 31, 2024 and the balance of these remaining performance obligations recognized within the next 36 months following March 31, 2024.

4. Inventories

The components of inventories were:

	March 31, 2024	December 31, 2023
	(In thousands)

Raw materials and purchased component parts	$10,644	$9,382
Finished goods	8,527	8,377
	$19,171	$17,759

5. Borrowings

Credit Facility

On March 13, 2020, we entered into the Loan and Security Agreement governing a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023, prior to being extended, as discussed below. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through March 31, 2024, we remained in compliance with our excess availability covenant. As of March 31, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $3.0 million of net borrowing capacity available under the Siena Credit Facility.

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

Index
The changes to the Siena Credit Facility provided for in Siena Credit Facility Amendment No. 2 include, among other things, the following:

(i)	The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii)
The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under the Siena Credit Facility as amended and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

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

On May 1, 2023, the Company and the Lender agreed to a letter amendment to the Loan and Security Agreement governing the Siena Credit Facility. Prior to such amendment, Section 7.1(m) of the Loan and Security Agreement governing the Siena Credit Facility required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender. This amendment confirmed that Mr. John Dillon, the Company’s current Chief Executive Officer, is an acceptable successor, and applied the same requirement to any future successor to Mr. Dillon as Chief Executive Officer.

6. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding :

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per-share data)
Net (loss) income	$(1,036)	$3,139

Shares:
Basic: Weighted average common shares outstanding	9,972	9,930
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	-	113
Diluted: Weighted average common and common equivalent shares outstanding	9,972	10,043

Net (loss) income per common share:
Basic	$(0.10)	$0.32
Diluted	$(0.10)	$0.31

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three months ended March 31, 2024, there were 89 thousand of potentially dilutive shares consisting of stock awards that were excluded from the calculation of earnings per diluted share.  Furthermore, in  periods when a net loss is reported, such as the three months ended March 31, 2024, basic and diluted net loss per common share are calculated using the same method.

Index
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

Operating lease expense for the three months ended March 31, 2024 and 2023 was $282 thousand and $237 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating cash outflows from leases	$257	$252

The following summarizes additional information related to our leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	1.5	1.7
Weighted average discount rate	4.4%	4.4%

The maturity of the Company’s operating lease liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
2024	727	985
2025	712	713
2026	22	22
Total undiscounted lease payments	1,461	1,720
Less imputed interest	52	71
Total lease liabilities	$1,409	$1,649

Index
8. Income taxes

We recorded an income tax benefit in the first quarter of 2024 of $277 thousand at an effective tax rate of (21.1%) compared to an income tax expense in the first quarter of 2023 of $629 thousand at an effective tax rate of 16.7%.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflationary pressures, the Russia/Ukraine and Middle East conflicts, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of third party component parts or raw materials at reasonable prices, our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully grow our business in the food service technology market; risks associated with the pursuit of strategic initiatives and business growth; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees; our dependence on third parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; price wars, supply chain disruptions or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; our ability to protect intellectual property; exchange rate fluctuations; the availability of needed financing on acceptable terms or at all; volatility of, and decreases in trading prices of our common stock and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Developments
The Company engaged an advisor in the fourth quarter of 2023 to assist in determining the best long-term strategy for its business and ensure the Company is maximizing the value of its operations for all shareholders and stakeholders. For information regarding the risks related to our engagement with an advisor, please see Part I, Item 1A, Risk Factors under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses” in our 2023 Form 10-K.

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first quarter of 2024, and we expect this trend to continue to impact results during 2024 until these customers are able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is full capacity, which has resulted in the beginning of downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We saw the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings compared to 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation, and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

Notwithstanding the foregoing, there is no assurance that the actions we have taken in response to the current business trends are sufficient or adequate, and we may be required to take additional preventive or responsive measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments that cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of the 2023 Form 10-K for further discussion of risks related to these current business trends.

Index
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our critical accounting estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2023 Form 10-K.

Results of Operations: Three months ended March 31, 2024 compared to three months ended March 31, 2023

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Food service technology (“FST”)	$3,300	30.9%	$3,458	15.5%	$(158)	(4.6%)
POS automation	651	6.1%	1,797	8.1%	(1,146)	(63.8%)
Casino and gaming	5,696	53.3%	15,811	71.0%	(10,115)	(64.0%)
TransAct Services Group (“TSG”)	1,040	9.7%	1,204	5.4%	(164)	(13.6%)
	$10,687	100.0%	22,270	100.0%	$(11,583)	(52.0%)

International *	$2,922	27.3%	$4,673	21.0%	$(1,751)	(37.5%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the first quarter of 2024 decreased $11.6 million, or 52%, compared to the first quarter of 2023.  Printer, terminal and other hardware unit sales volume decreased 62% to approximately 19,000 units, due primarily to a 63% unit sales volume decrease in the casino and gaming market, a 57% unit sales volume decline in the POS automation market and a 50% unit sales volume decline in FST hardware. For more information about the sales volume decreases described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was relatively flat in the first quarter of 2024 compared to the first quarter of 2023.  In addition, FST software, labels and other recurring revenue increased $0.1 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023.

International sales for the first quarter of 2024 decreased $1.8 million, or 38%, from the same period in 2023 due primarily to lower sales in our casino and gaming market.

Food service technology (“FST”). Our primary offering in the FST market is our line of BOHA! products, which can combine our latest generation terminal and workstation, which include one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and newly launched Terminal 2 combine an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.

Index
Sales of our worldwide FST products for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Domestic	$3,023	91.6%	$3,263	94.4%	$(240)	(7.4%)
International	277	8.4%	195	5.6%	82	42.1%
	$3,300	100.0%	$3,458	100.0%	$(158)	(4.6%)

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Hardware	$893	27.1%	$1,131	32.7%	$(238)	(21.0%)
Software, labels and other recurring revenue	2,407	72.9%	2,327	67.3%	80	3.4%
	$3,300	100.0%	$3,458	100.0%	$(158)	(4.6%)

The decrease in food service technology sales in the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by a decrease in hardware sales.  Hardware sales decreased 21% in the first quarter of 2024 compared to the first quarter of 2023 due primarily to 89% lower sales of our AccuDate 9700 terminals which we discontinued at the end of 2023. This decrease was partially offset by a 43% increase in sales of our BOHA! terminals and Workstation, led by strong sales of our newly launched BOHA! Terminal 2 to a large international quick serve restaurant (“QSR”) customer.  FST software, labels and other recurring revenue increased 3% compared to the prior year period due largely to the overall increased base of installed terminals.

Recently, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of June 2024. Total sales to this customer were  approximately $4.0 million  in 2023.  Despite the loss of this customer, we expect FST revenue for the remainder of 2024 to be relatively consistent with 2023, as we expect revenue from new customers, including those from our newly announced international QSR customer, to largely offset those from the lost customer.

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

Sales of our worldwide POS automation products for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Domestic	$651	100.0%	$1,782	99.2%	$(1,131)	(63.5%)
International	--	--	15	0.8%	(15)	(100%)
	$651	100.0%	$1,797	100.0%	$(1,146)	(63.8%)

The decrease in POS automation sales in the first quarter of 2024 compared to the first quarter of 2023 was largely driven by a 64% decrease in domestic sales.  During the second quarter of 2022, due to production limitations caused by the worldwide supply chain slowdown at that time, we could not produce enough POS automation printers to fulfill customer orders. However, by the first quarter of 2023, we successfully managed through the shortage, significantly increased production and began to fulfill our large backlog of sales orders which resulted in unusually high sales for this period.  During 2024, due to the fact that many of our customers have built up higher than normal levels of inventory of our product as described above, we have seen a slowdown in their order and shipment rates as well as a reduction in our average selling prices due to renewed competitive pressure.

We expect POS automation sales to continue to be lower in 2024 compared to 2023 as our competitors have resumed volume shipments and we therefore anticipate our sales volume and average selling price to return to more normalized levels.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Domestic	$3,238	56.8%	$11,569	73.2%	$(8,331)	(72.0%)
International	2,458	43.2%	4,242	26.8%	(1,784)	(42.1%)
	$5,696	100.0%	$15,811	100.0%	$(10,115)	(64.0%)

The decrease in domestic sales of our casino and gaming products for the first quarter of 2024 compared to the first quarter of 2023 of $8.3 million, or 72% is due to the fact that many of our customers have built up higher than normal levels of inventory of our product accumulated as a hedge by our customers during the worldwide supply chain crisis during 2022 and 2023. As a result, we have experienced a slowdown in their order and shipment rates that we expect to continue during 2024 until they are able to sell through their on-hand inventory. We expect this dynamic to continue through at least the second quarter of 2024 with order rates and sales expected to steadily improve as we move through the second half of 2024.  In addition, we expect an overall more competitive environment in 2024 as our largest competitor has resumed volume shipments.

The decrease in international casino and gaming sales during the first quarter of 2024 compared to the first quarter of 2023 was due to a 42% decrease in sales of our thermal casino printers. Similar to our domestic customers, our international customers also began to slow their order rates for the first quarter of 2024 due to higher-than-normal inventory levels.  We expect this to continue to impact our international sales during 2024.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services, refurbished printers, and shipping and handling charges. Sales in our worldwide TSG market for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023		$ Change	% Change
Domestic	$853	82.0%	$983	81.6%	$(130)	(13.2%)
International	187	18.0%	221	18.4%	(34)	(15.4%)
	$1,040	100.0%	$1,204	100.0%	$(164)	(13.6%)

The decrease in both domestic and international revenue from TSG during the first quarter of 2024 as compared to the first quarter of 2023 was due largely to 31% lower sales of legacy replacement parts for lottery printers, partially offset by a 32% increase in service revenue.

We expect TSG sales to be lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts in 2023 that we do not expect to repeat at the same level in 2024 as the installed base of these printers continues to decline.

Index
Gross Profit. Gross profit information for the three months ended March 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$5,624	$12,255	(54.1%)	52.6%	55.0%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the first quarter of 2024, gross profit decreased $6.6 million, or 54%, and gross margin decreased 240 basis points to 53% due primarily to a 52% decline in overall sales including a 64% decline in sales of higher margin casino and gaming printers.  We expect this downward trend in gross margin to continue for much of 2024 due to the continued expected slowdown in order rates from many of our casino and gaming and POS customers until they sell through higher-than-normal levels of inventory of our product.  As a result, we expect gross margin for the remainder of 2024 to be in the mid-40% to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended March 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$1,966	$2,269	(13.4%)	18.4%	10.2%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $303 thousand, or 13%, for the first quarter of 2024 compared to the first quarter of 2023 due to cost reduction initiatives taken during the latter part of 2023, including a reduction of contracted software development expenses. As a result of these initiatives, we expect that engineering expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended March 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$2,083	$2,757	(24.4%)	19.5%	12.4%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $674 thousand, or 24%, in the first quarter of 2024 compared to the first quarter of 2023 due to cost reduction initiatives including reduced headcount, trade show and other marketing expenses.  As a result of these initiatives, we expect selling and marketing expenses will continue to be lower for the remainder of 2024 compared to 2023.

Index
Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended March 31,,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$2,876	$3,416	(15.8%)	26.9%	15.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses decreased $540 thousand, or 16%, during the first quarter of 2024 compared to the first quarter of 2023 due largely to reduced legal fees, lower bad debt expense and the impact of cost reduction initiatives taken during the latter part of 2023.  We expect general and administrative expenses for 2024 to be slightly lower compared to 2023.

Operating (Loss) Income. Operating (loss) income information for the three months ended March 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales – 2024	Total Sales – 2023
$(1,301)	$3,813	(134.1%)	(12.2%)	17.1%

Our operating income decreased $5.1 million, or 134%, in the first quarter of 2024 compared to the first quarter of 2023 due largely to a 52% decline in sales and a resulting $6.6 million decrease in gross profit (including a 240 basis point decline in gross margin).  This was partially offset by a reduction in operating expenses of $1.5 million, or 18%, primarily due to cost reduction efforts commenced in the latter part of 2023.

Interest, net. We recorded net interest income of $48 thousand in the first quarter of 2024 compared to $66 thousand of net interest expense in the first quarter of 2023.  For both periods, we incurred interest expense on the minimum $2.3 million of borrowings pursuant to the terms of the July 2022 amendment of our credit facility – see Note 5 to the accompanying condensed consolidated financial statements.  During the first quarter of 2024, we earned more interest income than in the first quarter of 2023 due to higher levels of cash on hand combined with a higher interest rate environment.

Other, net. Other, net primarily includes foreign exchange gains or losses by our UK subsidiary.  During the first quarter of 2024 we recognized $60 thousand of foreign exchange losses compared to $21 thousand of foreign exchange gains in the first quarter of 2023.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit in the first quarter of 2024 of $277 thousand at an effective tax rate of (21.1%), compared to an income tax expense during the first quarter of 2023 of $629 thousand at an effective tax rate of 16.7%.  In periods with pre-tax income, such as the first quarter of 2023, the R&D credit has the effect of lowering the effective tax rate. In periods with pre-tax losses, such as the first quarter of 2024, the R&D credit has the effect of raising the effective tax rate.

Net (Loss) Income. We reported a net loss for the first quarter of 2024 of $(1.0) million, or ($0.10) per diluted share, compared to net income of $3.1 million, or $0.31 per diluted share, for the first quarter of 2023.

Index
Liquidity and Capital Resources

Cash Flow
For the first three months of 2024, our cash and cash equivalents balance decreased $1.7 million from December 31, 2023. We ended the first quarter of 2024 with $10.6 million in cash and cash equivalents, of which $0.5 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $1.5 million for the first three months of 2024 as compared to cash used in operating activities of $0.8 million for the first three months of 2023:

During the first three months of 2024:
•	We reported a net loss of $1.0 million.
•	We recorded depreciation and amortization of $0.4 million and share-based compensation expense of $0.3 million.
•
Inventories increased $1.4 million consistent with the slowdown in sales as discussed in our Results of Operations above.  We expect our inventories to decline, particularly during the second half  of 2024, as we reduce our ordering levels and sell through our inventories on hand.

•	Accounts receivable decreased $2.0 million due to the continued collections of sales combined with the slowdown in sales as discussed in our Results of Operations above.
•	Accrued and other liabilities decreased $1.0 million due largely to the payout of 2023 bonuses in the first quarter of 2024.

During the first three months of 2023:
•	We reported net income of $3.1 million.
•	We recorded depreciation and amortization of $0.4 million, and share-based compensation expense of $0.3 million.
•	Deferred tax assets were down $0.5 million due to pre-tax income being recognized in the first quarter of 2023.
•	Accounts receivable increased $3.0 million in 2023 due primarily to increased sales.
•	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
•	Accounts payable declined $2.8 million in 2023 due largely to the sell through of inventory on-hand at the end of 2022 as well as the timing of vendor payments.

Investing activities:  Our capital expenditures were $106 thousand for the first three months of 2024 compared to $378 thousand for the first three months of 2023.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.

Financing activities:  Financing activities used $71 thousand of cash during the first three months of 2024 and used $86 thousand in cash during the first three months of 2023.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
We have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  Our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets.  Our customers also began to slow their order rates for the first quarter of 2024 due to higher-than-normal inventory levels.  We expect this to continue to negatively impact our sales during 2024.  Nevertheless, given the continued uncertainty related to the demand slowdown and pricing pressure on the food service and casino industries, including the loss of a major customer described above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

Index
We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our credit facility (the “Siena Credit Facility”) will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the duration and extent of current global economic pressures and conditions in our markets remain uncertain and their ultimate impact is unknown.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement governing the Siena Credit Facility with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023, prior to being extended, as discussed below. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand which were reported as “Other current assets” and “Other assets” in non-current assets in the Condensed Consolidated Balance Sheets. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through March 31, 2024, we remained in compliance with our excess availability covenant.

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

The changes to the Siena Credit Facility provided for in Siena Credit Facility Amendment No. 2 included, among other things, the following:

(i)	The extension of the maturity date from March 13, 2023 to March 13, 2025; and

(ii)
The termination of the existing blocked account control agreement and entry into a new “springing” deposit account control agreement, permitting the Company to direct the use of funds in its deposit account until such time as (a) the sum of excess availability under the Siena Credit Facility as amended and unrestricted cash is less than $5 million for 3 consecutive business days or (b) an event of default occurs and is continuing.

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

As of March 31, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $3.0 million of net borrowing capacity available under the Siena Credit Facility.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2024, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K.  There have been no material changes from the risk factors previously disclosed in our 2023 Form 10-K. The risks factors described in our 2023 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
a)	None
b)	None
c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 14, 2024	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: May 14, 2024	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)