Form 10-Q
period 2024-06-30
TRANSACT TECHNOLOGIES INC
filed 2024-08-09
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024
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

As of July 31, 2024 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 9,998,307.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2024	December 31, 2023
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$11,134	$12,321
Accounts receivable, net of allowance for expected credit losses of $661 and $768	6,738	9,824
Inventories	17,636	17,759
Prepaid income taxes	711	322
Other current assets	800	773
Total current assets	37,019	40,999

Fixed assets, net of accumulated depreciation of $19,102 and $18,646	2,132	2,421
Right-of-use assets	1,605	1,602
Goodwill	2,621	2,621
Deferred tax assets	6,875	6,304
Intangible assets, net of accumulated amortization of $1,593 and $1,518	13	88
Other assets	99	163
	13,345	13,199
Total assets	$50,364	$54,198

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$2,250	$2,250
Accounts payable	3,043	4,431
Accrued liabilities	3,651	4,947
Lease liabilities	942	929
Deferred revenue	836	1,079
Total current liabilities	10,722	13,636

Deferred revenue, net of current portion	198	209
Lease liabilities, net of current portion	701	720
Other liabilities	215	219
	1,114	1,148
Total liabilities	11,836	14,784

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,043,149 and 14,003,653 shares issued, respectively; 9,998,307 and 9,958,811 shares outstanding, respectively	140	140
Additional paid-in capital	57,528	57,055
Retained earnings	13,023	14,378
Accumulated other comprehensive loss, net of tax	(53)	(49)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	38,528	39,414
Total liabilities and shareholders’ equity	$50,364	$54,198

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)

Net sales	$11,599	$19,906	$22,286	$42,176
Cost of sales	5,489	9,048	10,552	19,063
Gross profit	6,110	10,858	11,734	23,113

Operating expenses:
Engineering, design and product development	1,799	2,505	3,765	4,774
Selling and marketing	2,197	2,684	4,280	5,441
General and administrative	2,552	4,445	5,428	7,861
	6,548	9,634	13,473	18,076

Operating (loss) income	(438)	1,224	(1,739)	5,037
Interest and other income (expense):
Interest, net	26	(68)	74	(134)
Other, net	7	–	(53)	21
	33	(68)	21	(113)

(Loss) income before income taxes	(405)	1,156	(1,718)	4,924
Income tax benefit (expense)	86	(391)	363	(1,020)
Net (loss) income	$(319)	$765	$(1,355)	$3,904

Net (loss) income per common share:
Basic	$(0.03)	$0.08	$(0.14)	$0.39
Diluted	$(0.03)	$0.08	$(0.14)	$0.39

Shares used in per-share calculation:
Basic	9,997	9,956	9,985	9,943
Diluted	9,997	10,017	9,985	10,016

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)

Net (loss) income	$(319)	$765	$(1,355)	$3,904
Foreign currency translation adjustment, net of tax	(3)	9	(4)	11
Comprehensive (loss) income	$(322)	$774	$(1,359)	$3,915

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,355)	$3,904
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	544	398
Depreciation and amortization	636	722
Deferred income taxes	(570)	762
Unrealized foreign currency transaction losses	55	21
Changes in operating assets and liabilities:
Accounts receivable	3,066	(434)
Employee retention credit receivable	–	1,500
Inventories	102	(3,363)
Prepaid income taxes	(389)	–
Other current and long-term assets	15	(86)
Accounts payable	(1,400)	(1,063)
Accrued liabilities and other liabilities	(1,558)	1,329
Net cash (used in) provided by operating activities	(854)	3,690

Cash flows from investing activities:
Capital expenditures	(243)	(689)
Net cash used in investing activities	(243)	(689)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(71)	(86)
Net cash used in financing activities	(71)	(86)

Effect of exchange rate changes on cash and cash equivalents	(19)	(105)

(Decrease) increase in cash and cash equivalents	(1,187)	2,810
Cash and cash equivalents, beginning of period	12,321	7,946
Cash and cash equivalents, end of period	$11,134	$10,756

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$11	$41
Right of use asset obtained in exchange for new operating lease liabilities	$465	$–

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)

Equity beginning balance	$38,571	$37,196	$39,414	$33,862

Common stock
Balance, beginning of period	140	140	140	139
Issuance of common stock from restricted stock units	–	–	–	1
Balance, end of period	140	140	140	140

Additional paid-in capital
Balance, beginning of period	57,249	56,474	57,055	56,282
Share-based compensation expense	279	120	544	398
Relinquishment of stock awards to pay for withholding taxes	–	–	(71)	(86)
Balance, end of period	57,528	56,594	57,528	56,594

Retained earnings
Balance, beginning of period	13,342	12,769	14,378	9,630
Net (loss) income	(319)	765	(1,355)	3,904
Balance, end of period	13,023	13,534	13,023	13,534

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive (loss) income, net of tax
Balance, beginning of period	(50)	(77)	(49)	(79)
Foreign currency translation adjustment, net of tax	(3)	9	(4)	11
Balance, end of period	(53)	(68)	(53)	(68)

Equity ending balance	$38,528	$38,090	$38,528	$38,090

Supplemental share information
Issuance of shares from stock awards	3	3	50	57
Relinquishment of stock awards to pay withholding taxes	–	–	11	12

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first half of 2024, and we expect this trend to continue to impact results during 2024 until these customers are able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is full capacity, which has resulted in some limited downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show expenses, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We experienced the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings compared to the 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses.

We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third party resources. Savings from this initiative are expected to be approximately $2 million on an annualized basis and realized beginning in the third quarter of 2024.  Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation, and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

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

Recently issued accounting pronouncements:
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2023-07, Segment Reporting (Topic 280).  The amendments improve reportable segment disclosures requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  These amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024.  These segment disclosure requirements must be applied retrospectively to all periods presented in the financial statements.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.
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

3. Revenue

We account for revenue in accordance with Financial Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2024			2023
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,779	$399	$4,178	$3,625	$270	$3,895
POS automation	1,151	–	1,151	1,904	–	1,904
Casino and gaming	3,178	2,181	5,359	9,475	2,697	12,172
Transact Services Group	711	200	911	1,721	214	1,935
Total net sales	$8,819	$2,780	$11,599	$16,725	$3,181	$19,906

Index
	Six Months Ended
	June 30,
	2024			2023
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$6,802	$676	$7,478	$6,888	$465	$7,353
POS automation	1,802	–	1,802	3,686	15	3,701
Casino and gaming	6,416	4,639	11,055	21,044	6,939	27,983
TransAct Services Group	1,564	387	1,951	2,704	435	3,139
Total net sales	$16,584	$5,702	$22,286	$34,322	$7,854	$42,176

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2024, we recognized revenue of $0.7 million related to our contract liabilities at December 31, 2023. Total net contract liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Unbilled receivables, current	$151	$145
Unbilled receivables, net of current portion	69	120
Customer pre-payments	(95)	(155)
Deferred revenue, current	(836)	(1,079)
Deferred revenue, net of current portion	(198)	(209)
Total net contract liabilities	$(909)	$(1,178)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2024, the aggregate amount of transaction prices allocated to remaining performance obligations was $4.8 million.  The Company expects to recognize revenue of $4.5 million of its remaining performance obligations within the next 12 months following June 30, 2024, $0.2 million within the next 24 months following June 30, 2024 and the balance of these remaining performance obligations recognized within the next 36 months following June 30, 2024.

4. Inventories

The components of inventories were:

	June 30, 2024	December 31, 2023
	(In thousands)

Raw materials and purchased component parts	$10,162	$9,382
Finished goods	7,474	8,377
	$17,636	$17,759

Index
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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through June 30, 2024, we remained in compliance with our excess availability covenant. As of June 30, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $4.3 million of net borrowing capacity available under the Siena Credit Facility.

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

Index
6. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net (loss) income	$(319)	$765	$(1,355)	$3,904

Shares:
Basic: Weighted average common shares outstanding	9,997	9,956	9,985	9,943
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	61	–	73
Diluted: Weighted average common and common equivalent shares outstanding	9,997	10,017	9,985	10,016

Net (loss) income per common share:
Basic	$(0.03)	$0.08	$(0.14)	$0.39
Diluted	$(0.03)	$0.08	$(0.14)	$0.39

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three and six months ended June 30, 2024, when a loss was reported, basic and diluted EPS are calculated using the same method and as a result, 1.6 million and 1.5 million shares, respectively, of potentially dilutive shares consisting of stock awards were excluded from the calculation of earnings per diluted share.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 0.9 million in each of the three and six months ended June 30, 2023.

7. Leases

We account for leases in accordance with ASC Topic 842: Leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing leases. Our leases are included in “Right-of-use-assets” and “Lease liabilities” in our Condensed Consolidated Balance Sheets.  Our leases have various lease terms, some of which include options to extend. On May 31, 2024, we entered into an amendment to extend the lease on our facility in Ithaca, New York, which resulted in a right-of-use asset obtained in exchange for a new operating lease liability of $465 thousand.  The lease amendment provides for an extension of the lease for an additional year from May 31, 2025 to May 31, 2026, with an option to extend for an additional year. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the six months ended June 30, 2024 and 2023 was $500 thousand and $483 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended,
	June 30,
	2024	2023
Operating cash outflows from leases	$510	$504

Index
The following summarizes additional information related to our leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	1.7	1.7
Weighted average discount rate	7.5%	4.4%

The maturity of the Company’s operating lease liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
2024	512	985
2025	1,014	713
2026	237	22
Total undiscounted lease payments	1,763	1,720
Less imputed interest	120	71
Total lease liabilities	$1,643	$1,649

8. Income taxes

We recorded an income tax benefit in the second quarter of 2024 of $86 thousand at an effective tax rate of (21.2%) compared to an income tax expense in the second quarter of 2023 of $391 thousand at an effective tax rate of 33.8%.  For the six months ended June 30, 2024, we recorded income tax benefit of $363 thousand at an effective tax rate of (21.1%), compared to an income tax expense for the six months ended June 30, 2023 of $1.0 million at an effective tax rate of 20.7%.

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

Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflationary pressures, the Russia/Ukraine and Middle East conflicts, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of third party component parts or raw materials at reasonable prices; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; our ability to successfully grow our business in the food service technology market; risks associated with the pursuit of strategic initiatives and business growth; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees; our dependence on third parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; price wars, supply chain disruptions or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; political and policy uncertainties with the approach of the U.S. presidential election; our ability to protect intellectual property; exchange rate fluctuations; the availability of needed financing on acceptable terms or at all; volatility of, and decreases in trading prices of our common stock and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Developments
The Company engaged an advisor, Roth Capital Partners, LLC (“Roth”), in the fourth quarter of 2023 to assist in determining the best long-term strategy for its business and ensure the Company is maximizing the value of its operations for all shareholders and stakeholders. The Company continues to actively access strategic alternatives with the assistance of Roth while continuing to pursue its business growth and development initiatives on a parallel track.  The Company has engaged with a number of outside parties and is in various stages of discussion with such outside parties.  The Company is committed to pursuing an optimal outcome for all its stakeholders and maximizing shareholder value.  For information regarding the risks related to our engagement with an advisor, please see Part I, Item 1A, Risk Factors under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses” in our 2023 Form 10-K.

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first half of 2024, and we expect this trend to continue to impact results during 2024 until these customers are able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is full capacity, which has resulted in some limited downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, we have experienced cost increases as a result of current economic conditions, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We experienced the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings compared to the 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses.

We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third party resources. Savings from this initiative are expected to be approximately $2 million on an annualized basis and realized beginning in the third quarter of 2024.  Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation, and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

Index
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our critical accounting estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” since the filing of the 2023 Form 10-K.

Results of Operations: Three months ended June 30, 2024 compared to three months ended June 30, 2023

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Food service technology (“FST”)	$4,178	36.0%	$3,895	19.6%	$283	7.3%
POS automation	1,151	9.9%	1,904	9.6%	(753)	(39.5%)
Casino and gaming	5,359	46.2%	12,172	61.1%	(6,813)	(56.0%)
TransAct Services Group (“TSG”)	911	7.9%	1,935	9.7%	(1,024)	(52.9%)
	$11,599	100.0%	$19,906	100.0%	$(8,307)	(41.7%)

International *	$2,780	24.0%	$3,181	16.0%	$(401)	(12.6%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2024 decreased $8.3 million, or 42%, compared to the second quarter of 2023.  Printer, terminal and other hardware unit sales volume decreased 49% to approximately 22,000 units, due primarily to a 55% unit sales volume decrease in the casino and gaming market, a 27% unit sales volume decline in the POS automation market and a 25% unit sales volume decline in FST hardware. For more information about the sales volume decreases described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was relatively flat in the second quarter of 2024 compared to the second quarter of 2023.  FST software, labels and other recurring revenue increased $0.3 million, or 12%, in the second quarter of 2024 compared to the second quarter of 2023.

International sales for the second quarter of 2024 decreased $0.4 million, or 13%, from the same period in 2023 due primarily to lower sales in our casino and gaming market.

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

Index
Sales of our worldwide FST products for the three months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$3,779	90.4%	$3,625	93.1%	$154	4.2%
International	399	9.6%	270	6.9%	129	47.8%
	$4,178	100.0%	$3,895	100.0%	$283	7.3%

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Hardware	$1,402	33.6%	$1,407	36.1%	$(5)	(0.4%)
Software, labels and other recurring revenue	2,776	66.4%	2,488	63.9%	288	11.6%
	$4,178	100.0%	$3,895	100.0%	$283	7.3%

The increase in food service technology sales in the second quarter of 2024 compared to the second quarter of 2023 was driven by an increase in software, labels and other recurring revenue.  Domestic sales increased 4% in the second quarter of 2024 compared to the second quarter of 2023, while hardware sales were relatively flat in the second quarter of 2024 compared to the second quarter of 2023 decreasing by less than 1%.  Hardware sales were impacted by a 97% decrease in sales of our AccuDate 9700 terminals which we discontinued at the end of 2023 and 78% lower sales of our legacy BOHA! Terminal 1.  These decreases were almost entirely offset by strong sales of our newly launched BOHA! Terminal 2 (that will replace our BOHA! Terminal 1) to a large international quick serve restaurant (“QSR”) customer as well as increased sales of Workstations.  Despite the loss of a significant customer (explained further below), FST software, labels and other recurring revenue increased 12% compared to the prior year period due largely to increased label sales to several of our larger existing customers.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $4.0 million in 2023.  We do not expect any significant sales to this customer beyond the second quarter of 2024.  Despite the loss of this customer, we expect FST revenue for the remainder of 2024 to be relatively consistent with the comparable period of 2023, as we expect revenue from new customers, including those from our newly announced international QSR customer, to largely offset those from this lost customer.

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

Sales of our worldwide POS automation products for the three months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$1,151	100.0%	$1,904	100.0%	$(753)	(39.5%)
International	–	0.0%	–	0.0%	–	--
	$1,151	100.0%	$1,904	100.0%	$(753)	(39.5%)

The decrease in POS automation sales in the second quarter of 2024 compared to the second quarter of 2023 was driven by a 40% decrease in domestic sales.  During the second quarter of 2022, due to production limitations caused by the worldwide supply chain slowdown at that time, we could not produce enough POS automation printers to fulfill customer orders. However, by the first quarter of 2023, we successfully managed through the shortage, significantly increased production and began to fulfill our large backlog of sales orders which resulted in unusually high sales in the first half of 2023.  During the second quarter of 2024,  we experienced renewed competitive pressure that has resulted in a  a return to a more normalized level of sales as well as a reduction in our average selling prices.

We expect POS automation sales to continue to be lower in 2024 compared to 2023 as our competitors have resumed volume shipments and we therefore anticipate our sales volume and average selling price to return to more normalized levels.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$3,178	59.3%	$9,475	77.8%	$(6,297)	(66.5%)
International	2,181	40.7%	2,697	22.2%	(516)	(19.1%)
	$5,359	100.0%	$12,172	100.0%	$(6,813)	(56.0%)

Domestic sales of our casino and gaming products for the second quarter of 2024 declined by $6.3 million, or 67%, compared to the second quarter of 2023. Sales during the second quarter of 2023 were unusually high due to our largest competitor’s inability to supply product due to the supply chain issues.  In addition, two of our larger customers continue to hold higher than normal levels of inventory of our product accumulated as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, we have experienced a significant slowdown in their order and shipment rates that we expect to continue for the remainder of 2024 until they are able to sell through their on-hand inventory. We expect this dynamic to improve by the end of 2024 and into 2025.  In addition, we expect a normalized competitive environment to continue through the second half of 2024 as our largest competitor has resumed volume shipments.

The decrease in international casino and gaming sales during the second quarter of 2024 compared to the second quarter of 2023 was due to a 19% decrease in sales of our thermal casino printers. Similar to our domestic customers, our international customers also began to slow their order rates in the first quarter of 2024 due to higher-than-normal inventory levels.  We expect this to continue to impact our international sales for the remainder of 2024.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$711	78.0%	$1,721	88.9%	$(1,010)	(58.7%)
International	200	22.0%	214	11.1%	(14)	(6.5%)
	$911	100.0%	$1,935	100.0%	$(1,024)	(52.9%)

The decrease in both domestic and international revenue from TSG during the second quarter of 2024 as compared to the second quarter of 2023 was due largely to 68% lower domestic sales of legacy replacement parts for lottery printers, and to a much lesser extent, lower legacy consumables sales and service revenue.

We expect TSG sales to be lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts in 2023 that we do not expect to repeat at the same level in 2024 as the installed base of these printers continues to decline.

Gross Profit. Gross profit information for the three months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$6,110	$10,858	(43.7%)	52.7%	54.5%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  For the second quarter of 2024, gross profit decreased $4.7 million, or 44%, and gross margin declined 180 basis points to 53% due primarily to a 42% decline in overall sales including a 56% decline in sales of higher margin casino and gaming printers.  We expect this downward trend in gross margin to continue for the second half of 2024 due to the continued expected slowdown in order rates from certain of our casino and gaming customers until they sell through higher-than-normal levels of inventory of our product. As a result, we expect gross margin for the remainder of 2024 to be in the mid-40% to high-40% range.

Index
Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$1,799	$2,505	(28.2%)	15.5%	12.6%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $706 thousand, or 28%, for the second quarter of 2024 compared to the second quarter of 2023 due to cost reduction initiatives taken during the latter part of 2023, including a reduction of contracted software development expenses. As a result of these initiatives and additional cost-cutting initiatives taken in the second quarter of 2024 as discussed above under the heading “Current Business Trends,” we expect that engineering expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$2,197	$2,684	(18.1%)	18.9%	13.5%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $487 thousand, or 18%, in the second quarter of 2024 compared to the second quarter of 2023 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses.  As a result of these initiatives and additional cost-cutting initiatives taken in the second quarter of 2024 as discussed above under the heading “Current Business Trends,” we expect selling and marketing expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - General and Administrative. General and administrative information for the three months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$2,552	$4,445	(42.6%)	22.0%	22.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses decreased $1.9 million, or 43%, during the second quarter of 2024 compared to the second quarter of 2023.  The decline was largely due to a severance charge of $1.5 million incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.  In addition, we incurred lower bad debt and incentive compensation expense, as well as benefited from cost reduction initiatives taken during the latter part of 2023.   We expect general and administrative expenses to continue to be lower for the second half of 2024 as compared to 2023.

Operating (Loss) Income. Operating (loss) income for the three months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales – 2024	Total Sales – 2023
$(438)	$1,224	(135.8%)	(3.8%)	6.1%

Our operating income decreased $1.7 million, or 136%, in the second quarter of 2024 compared to the second quarter of 2023 due largely to a 42% decline in sales and a resulting $4.7 million decrease in gross profit (including a 180 basis point decline in gross margin).  This was partially offset by a reduction in operating expenses of $3.1 million, or 32%, primarily due to cost reduction efforts commenced in the latter part of 2023 as well as a $1.5 million severance charge incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

Index
Interest, net. We recorded net interest income of $26 thousand in the second quarter of 2024 compared to $68 thousand of net interest expense in the second quarter of 2023.  For both periods, we incurred interest expense on the minimum $2.3 million of borrowings pursuant to the terms of the July 2022 amendment of our credit facility – see Note 5 to the accompanying condensed consolidated financial statements.  During the second quarter of 2024, we earned more interest income than in the second quarter of 2023 due to higher levels of cash on hand combined with a higher interest rate environment.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the second quarter of 2024 we recognized $7 thousand of foreign exchange gains compared to no net foreign exchange gain or loss in the second quarter of 2023.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit in the second quarter of 2024 of $86 thousand at an effective tax rate of (21.2%), compared to an income tax expense during the second quarter of 2023 of $391 thousand at an effective tax rate of 33.8%. The effective tax rate for the second quarter of 2023 of 33.8% was abnormally high as a result of the non-tax deductibility of a portion of the severance of the Company’s former CEO.

Net (Loss) Income. We reported a net loss for the second quarter of 2024 of $(0.3) million, or ($0.03) per diluted share, compared to net income of $0.8 million, or $0.08 per diluted share, for the second quarter of 2023.

Results of Operations:  Six Months Ended June 30, 2024 compared to six months ended June 30, 2023

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
FST	$7,478	33.5%	$7,353	17.4%	$125	1.7%
POS automation	1,802	8.1%	3,701	8.8%	(1,899)	(51.3%)
Casino and gaming	11,055	49.6%	27,983	66.4%	(16,928)	(60.5%)
TSG	1,951	8.8%	3,139	7.4%	(1,188)	(37.8%)
	$22,286	100.0%	$42,176	100.0%	$(19,890)	(47.2%)

International *	$5,702	25.6%	$7,854	18.6%	$(2,152)	(27.4%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2024 decreased $19.9 million, or 47%, from the same period in 2023. Printer, terminal and other hardware sales unit volume decreased by 56% to approximately 41,000 units for the first six months of 2024 driven primarily by a 59% decrease in units within our casino and gaming market.  For more information about the sales volume decreases described above, please refer to the discussion below of the results of operations for each of our markets.  The average selling price of our printers, terminals and other hardware remained relatively flat for the first six months of 2024 compared to the first six months of 2023.  FST software, labels and other recurring revenue increased $0.4 million, or 8%, in the first six months of 2024 compared to the first six months of 2023.

International sales for the first six months of 2024 decreased $2.2 million, or 27%, from the same period in 2023 due primarily to a 33% decrease in the international casino and gaming market.

Index
Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$6,802	91.0%	$6,888	93.7%	$(86)	(1.2%)
International	676	9.0%	465	6.3%	211	45.4%
	$7,478	100.0%	$7,353	100.0%	$125	1.7%

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Hardware	$2,295	30.7%	$2,538	34.5%	$(243)	(9.6%)
Software, labels and other recurring revenue	5,183	69.3%	4,815	65.5%	368	7.6%
	$7,478	100.0%	$7,353	100.0%	$125	1.7%

The increase in food service technology sales of $0.1 million, or 2%, in the first six months of 2024 compared to the first six months of 2023 was driven by an 8% increase in sales of BOHA! software, labels and other recurring revenue, partially offset by 10% lower sales of FST hardware. Despite the loss of a significant customer (explained further below), FST software, labels and recurring revenue  increased compared to the prior year period primarily due to higher label sales to several of or our larger existing customers and, to a lesser extent, increased software sales due principally to the growth of the installed base of our BOHA! terminals and workstations. Hardware sales were impacted by a 94% decrease in sales of our AccuDate 9700 terminals which we discontinued at the end of 2023 and 69% lower sales of our legacy BOHA! Terminal 1 (including those from a lost customer explained further below).  These decreases were largely offset by strong sales of our newly launched BOHA! Terminal 2 (that will replace our BOHA! Terminal 1) to a large international quick serve restaurant (“QSR”) customer as well as increased sales of Workstations.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $4.0 million in 2023.  We do not expect any significant sales to this customer beyond the second quarter of 2024.  Despite the loss of this customer, we expect FST revenue for the remainder of 2024 to be relatively consistent with the comparable period 2023, as we expect revenues from new customers, including those from our newly announced international QSR customer, to largely offset those from this lost customer.

POS automation. Sales of our worldwide POS automation products for the six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$1,802	100.0%	$3,686	99.6%	$(1,884)	(51.1%)
International	–	0.0%	15	0.4%	(15)	(100.0%)
	$1,802	100.0%	$3,701	100.0%	$(1,899)	(51.3%)

Sales of POS automation printers decreased $1.9 million, or 51%, for the first six months of 2024 compared to the first six months of 2023. During the second quarter of 2022, due to production limitations caused by the worldwide supply chain slowdown at that time, we could not produce enough POS automation printers to fulfill customer orders. However, by the first quarter of 2023, we successfully managed through the shortage, significantly increased production and began to fulfill our large backlog of sales orders which resulted in unusually high sales in the first half of 2023.  During the first six months of 2024, we experienced renewed competitive pressure that has resulted in a  a return to a more normalized level of sales as well as a reduction in our average selling prices.

In addition to the slowdown in customer order and shipment rates described above, we expect POS automation sales to continue to be lower in 2024 compared to 2023 due to the resumption of volume shipments by our competitors and we therefore anticipate our sales volume and average selling price to return to more normalized levels.

Index
Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$6,416	58.0%	$21,044	75.2%	$(14,628)	(69.5%)
International	4,639	42.0%	6,939	24.8%	(2,300)	(33.1%)
	$11,055	100.0%	$27,983	100.0%	$(16,928)	(60.5%)

Domestic sales of our casino and gaming products declined by $14.6 million, or 70%, for the first six months of 2024 compared to the first six months of 2023. Sales during the first half of 2023 were unusually high due to our largest competitor’s inability to supply product due to the supply chain issues.  In addition, many of our customers built up, and two continue to hold, higher than normal levels of inventory of our product accumulated as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, we have experienced a significant slowdown in their order and shipment rates that we expect to continue for the remainder of 2024 until they are able to sell through their on-hand inventory. We expect this dynamic to improve by the end of 2024 and into 2025.  In addition, we expect a normalized competitive environment to continue through the second half of 2024 as our largest competitor has resumed volume shipments.

International sales of our casino and gaming products decreased by $2.3 million, or 33%, in the first six months of 2024 compared to the first six months of 2023.  Similar to our domestic customers, our international customers also began to slow their order rates for the first half of 2024 due to higher-than-normal inventory levels.  We expect this to continue to impact our international sales during the remainder of 2024.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023		$ Change	% Change
Domestic	$1,564	80.2%	$2,704	86.1%	$(1,140)	(42.2%)
International	387	19.8%	435	13.9%	(48)	(11.0%)
	$1,951	100.0%	$3,139	100.0%	$(1,188)	(37.8%)

The decrease in domestic TSG revenue of $1.1 million, or 42%, for the first six months of 2024 as compared to the first six months of 2023 was primarily due largely to 57% lower sales of legacy replacement parts for lottery printers, and to a much lesser extent, lower consumables sales and service revenue.

Internationally, TSG revenue decreased $48 thousand, or 11%, for the first six months of 2024 compared to the first six months of 2023, primarily due to a 13% decrease in sales of replacement parts to international casino and gaming customers.

We expect TSG sales to be lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts in 2023 that we do not expect to repeat at the same level in 2024 as the installed base of these printers continues to decline.

Gross Profit.  Gross profit for the six months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales – 2023
$11,734	$23,113	(49.2%)	52.7%	54.8%

For the first six months of 2024, gross profit decreased $11.4 million, or 49%. Gross margin also decreased 210 basis points to 53% in the first half of 2024 compared to 55% in the first half of 2023 compared to the first half of 2023. Both gross profit and gross margin declined primarily due to a 47% decline in overall sales including a 61% decline in sales of higher margin casino and gaming printers.  We expect this downward trend in gross margin to continue for the second half of 2024 due to the continued expected slowdown in order rates from certain of our casino and gaming customers until they sell through higher-than-normal levels of inventory of our product.  As a result, we expect gross margin for the remainder of 2024 to be in the mid-40% to high-40% range.

Index
Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$3,765	$4,774	(21.1%)	16.9%	11.3%

Engineering, design and product development expenses decreased $1.0 million, or 21%, during the first six months of 2024 compared to first six months of 2023 due to cost reduction initiatives taken during the latter part of 2023, including a reduction of contracted software development expenses. As a result of these initiatives and additional cost-cutting initiatives taken in the second quarter of 2024, we expect that engineering expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$4,280	$5,441	(21.3%)	19.2%	12.9%

Selling and marketing expenses decreased $1.2 million, or 21%, for the first six months of 2024 compared to the first six months of 2023 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses. As a result of these initiatives and additional cost-cutting initiatives taken in the second quarter of 2024, we expect selling and marketing expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$5,428	$7,861	(31.0%)	24.4%	18.6%

General and administrative expenses decreased $2.4 million, or 31%, for the first six months of 2024 compared to the first six months of 2023. The decline was largely due to a severance charge of $1.5 million incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023. In addition, we incurred lower legal fees, bad debt and incentive compensation expense, as well as benefited from cost reduction initiatives taken during the latter part of 2023. We expect general and administrative expenses to continue to be lower for the second half of 2024 compared to 2023.

Operating (Loss) Income. Operating (loss) income for the six months ended June 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$(1,739)	$5,037	(134.5%)	(7.8%)	11.9%

Our operating income decreased $6.8 million, or 135%, for the first six months of 2024 compared to the first six months of 2023 due largely to a 47% decline in sales and a resulting $11.4 million decrease in gross profit (including a 210 basis point decline in gross margin).  This was partially offset by a reduction in operating expenses of $4.6 million, or 25%, primarily due to cost reduction efforts commenced in the latter part of 2023 as well as a $1.5 million severance charge incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

Interest, net. We recorded net interest income of $74 thousand for the first six months of 2024 compared to net interest expense of $134 thousand for the first six months of 2023.  For both periods, we incurred interest expense on the minimum $2.3 million of borrowings pursuant to the terms of the July 2022 amendment of our credit facility – see Note 5, Borrowings to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.  During the first six months of 2024, we earned more interest income than in the first six months of 2023 due to higher levels of cash on hand combined with a higher interest rate environment.

Index
Other, net. We recorded other expense of $53 thousand for the first six months of 2024 compared to other income of $21 thousand for the first six months of 2023 relating primarily to foreign exchange gains and losses.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit for the first six months of 2024 of $363 thousand at an effective tax rate of (21.1%), compared to an income tax expense for the first six months of 2023 of $1.0 million at an effective tax rate of 20.7%.

Net (Loss) Income. As a result of the above, we reported a net loss for the first six months of 2024 of $(1.4) million, or $(0.14) per diluted share, compared to net income of $3.9 million, or $0.39 per diluted share for the first six months of 2023.

Liquidity and Capital Resources

Cash Flow
For the first six months of 2024, our cash and cash equivalents balance decreased $1.2 million from December 31, 2023. We ended the second quarter of 2024 with $11.1 million in cash and cash equivalents, of which $0.1 million was held by our U.K. subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $0.9 million for the first six months of 2024 as compared to cash provided by operating activities of $3.7 million for the first six months of 2023:

During the first six months of 2024:
•	We reported a net loss of $1.4 million.
•	We recorded depreciation and amortization of $0.6 million and share-based compensation expense of $0.5 million.
•	Accounts receivable decreased $3.1 million due to the continued collections of sales combined with the slowdown in sales as discussed in the Results of Operations above.
•	Accounts payable decreased $1.4 million due to the slowdown in inventory purchases associated with the slowdown in sales as discussed in the Results of Operations above.
•	Accrued and other liabilities decreased $1.6 million due in part to a reduction in planned 2024 bonuses.

During the first six months of 2023:
•	We reported net income of $3.9 million.
•	We recorded depreciation and amortization of $0.7 million, and share-based compensation expense of $0.4 million.
•	Deferred income taxes were down $0.8 million due to pre-tax income being recognized in the first six months of 2023.
•	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
•	Inventories increased $3.4 million consistent with overall increases in sales in 2023 compared to 2022.
•	Accounts payable were down $1.1 million in 2023 due largely to the timing of vendor payments.
•	Accrued liabilities and other liabilities increased $1.3 million due largely to accrued severance in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

Investing activities:  Our capital expenditures were $243 thousand for the first six months of 2024 compared to $689 thousand for the first six months of 2023.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.

Financing activities:  Financing activities used $71 thousand of cash during the first six months of 2024 and used $86 thousand in cash during the first six months of 2023.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
We have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  Our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets.  Certain large customers also began to slow their order rates for the first half of 2024 due to higher-than-normal inventory levels.  We expect this to continue to negatively impact our sales during  the remainder of 2024.  Given the continued uncertainty related to the demand slowdown and pricing pressure on the food service and casino industries, including the loss of a major customer described above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through June 30, 2024, we remained in compliance with our excess availability covenant.

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

As of June 30, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $4.3 million of net borrowing capacity available under the Siena Credit Facility.

As stated above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash and continue to evaluate alternative sources of funding as necessary.

Index
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2024, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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
c)
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

10.1 *	Amendment No. 5 to Lease Agreement between Bomax Properties, LLC and TransAct, dated May 31, 2024
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 9, 2024	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: August 9, 2024	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)