Form 10-Q
period 2024-09-30
TRANSACT TECHNOLOGIES INC
filed 2024-11-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024
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

As of October 31, 2024 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,010,357.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2024	December 31, 2023
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$11,343	$12,321
Accounts receivable, net of allowance for expected credit losses of $662 and $768	7,421	9,824
Inventories	16,851	17,759
Prepaid income taxes	713	322
Other current assets	1,079	773
Total current assets	37,407	40,999

Fixed assets, net of accumulated depreciation of $19,305 and $18,646	1,986	2,421
Right-of-use assets, net	1,380	1,602
Goodwill	2,621	2,621
Deferred tax assets	7,034	6,304
Intangible assets, net of accumulated amortization of $1,606 and $1,518	–	88
Other assets	75	163
	13,096	13,199
Total assets	$50,503	$54,198

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$2,250	$2,250
Accounts payable	3,210	4,431
Accrued liabilities	3,883	4,947
Lease liabilities	983	929
Deferred revenue	926	1,079
Total current liabilities	11,252	13,636

Deferred revenue, net of current portion	240	209
Lease liabilities, net of current portion	438	720
Other liabilities	219	219
	897	1,148
Total liabilities	12,149	14,784

Commitments and contingencies (see Notes 5 and 7)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,055,199 and 14,003,653 shares issued, respectively; 10,010,357 and 9,958,811 shares outstanding, respectively	141	140
Additional paid-in capital	57,857	57,055
Retained earnings	12,472	14,378
Accumulated other comprehensive loss, net of tax	(6)	(49)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	38,354	39,414
Total liabilities and shareholders’ equity	$50,503	$54,198

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)

Net sales	$10,867	$17,190	$33,153	$59,366
Cost of sales	5,640	8,274	16,192	27,337
Gross profit	5,227	8,916	16,961	32,029

Operating expenses:
Engineering, design and product development	1,640	2,509	5,405	7,283
Selling and marketing	1,880	2,397	6,160	7,838
General and administrative	2,544	2,819	7,972	10,680
	6,064	7,725	19,537	25,801

Operating (loss) income	(837)	1,191	(2,576)	6,228
Interest and other income (expense):
Interest, net	42	(73)	116	(207)
Other, net	96	(43)	43	(22)
	138	(116)	159	(229)

(Loss) income before income taxes	(699)	1,075	(2,417)	5,999
Income tax benefit (expense)	148	(169)	511	(1,189)
Net (loss) income	$(551)	$906	$(1,906)	$4,810

Net (loss) income per common share:
Basic	$(0.06)	$0.09	$(0.19)	$0.48
Diluted	$(0.06)	$0.09	$(0.19)	$0.48

Shares used in per-share calculation:
Basic	10,006	9,958	9,992	9,948
Diluted	10,006	10,052	9,992	10,023

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)

Net (loss) income	$(551)	$906	$(1,906)	$4,810
Foreign currency translation adjustment, net of tax	47	(35)	43	(24)
Comprehensive (loss) income	$(504)	$871	$(1,863)	$4,786

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,906)	$4,810
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	873	611
Depreciation and amortization	844	1,103
Deferred income taxes	(739)	746
Unrealized foreign currency transaction (gains) losses	(43)	22
Changes in operating assets and liabilities:
Accounts receivable	2,455	1,786
Employee retention credit receivable	–	1,500
Inventories	1,033	(5,584)
Prepaid income taxes	(391)	(178)
Other current and long-term assets	(247)	(344)
Accounts payable	(1,199)	(1,152)
Accrued liabilities and other liabilities	(1,207)	1,271
Net cash (used in) provided by operating activities	(527)	4,591

Cash flows from investing activities:
Capital expenditures	(311)	(788)
Net cash used in investing activities	(311)	(788)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(71)	(86)
Net cash used in financing activities	(71)	(86)

Effect of exchange rate changes on cash and cash equivalents	(69)	(58)

(Decrease) increase in cash and cash equivalents	(978)	3,659
Cash and cash equivalents, beginning of period	12,321	7,946
Cash and cash equivalents, end of period	$11,343	$11,605

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$22	$36
Right of use asset obtained in exchange for new operating lease liabilities	$465	$–

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)

Equity beginning balance	$38,528	$38,090	$39,414	$33,862

Common stock
Balance, beginning of period	140	140	140	139
Issuance of common stock from restricted stock units	1	–	1	1
Balance, end of period	141	140	141	140

Additional paid-in capital
Balance, beginning of period	57,528	56,594	57,055	56,282
Share-based compensation expense	329	213	873	611
Relinquishment of stock awards to pay for withholding taxes	–	–	(71)	(86)
Balance, end of period	57,857	56,807	57,857	56,807

Retained earnings
Balance, beginning of period	13,023	13,534	14,378	9,630
Net (loss) income	(551)	906	(1,906)	4,810
Balance, end of period	12,472	14,440	12,472	14,440

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(53)	(68)	(49)	(79)
Foreign currency translation adjustment, net of tax	47	(35)	43	(24)
Balance, end of period	(6)	(103)	(6)	(103)

Equity ending balance	$38,354	$39,174	$38,354	$39,174

Supplemental share information
Issuance of shares from stock awards	12	1	62	58
Relinquishment of stock awards to pay withholding taxes	–	–	11	12

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first nine months of 2024.  During the third quarter of 2024, we believe all customers, with the exception of one large customer, were able to sell through their on-hand inventory and resumed ordering again.  As a result, we expect this trend to continue to impact results during at least through the end of 2024 until this one remaining customer is able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is full capacity, which has resulted in some downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, during 2023 we experienced cost increases as a result of supply chain constraints, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show expenses, advertising and other promotional marketing expenses, certain third-party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We began experiencing the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings during 2024 compared to the 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses.

We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and are expected to be approximately $2 million on an annualized basis. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as inflation and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

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

Index
Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the unaudited Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, rising interest rates, capital expenditures and other operating costs. We cannot predict the ultimate impact of the current economic environment, including inflation, and rising interest rates on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential future economic downturn and we would be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

	Three Months Ended
	September 30,
	2024			2023
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$3,982	$339	$4,321	$4,049	$192	$4,241
POS automation	1,148	–	1,148	1,575	69	1,644
Casino and gaming	2,757	1,777	4,534	5,411	3,608	9,019
Transact Services Group	707	157	864	2,087	199	2,286
Total net sales	$8,594	$2,273	$10,867	$13,122	$4,068	$17,190

Index
	Nine Months Ended
	September 30,
	2024			2023
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$10,784	$1,015	$11,799	$10,937	$657	$11,594
POS automation	2,950	–	2,950	5,261	84	5,345
Casino and gaming	9,173	6,416	15,589	26,455	10,547	37,002
TransAct Services Group	2,271	544	2,815	4,791	634	5,425
Total net sales	$25,178	$7,975	$33,153	$47,444	$11,922	$59,366

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the nine months ended September 30, 2024, we recognized revenue of $0.9 million related to our contract liabilities at December 31, 2023. Total net contract liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Unbilled receivables, current	$138	$145
Unbilled receivables, net of current portion	45	120
Customer pre-payments	(19)	(155)
Deferred revenue, current	(926)	(1,079)
Deferred revenue, net of current portion	(240)	(209)
Total net contract liabilities	$(1,002)	$(1,178)

Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of September 30, 2024, the aggregate amount of transaction prices allocated to remaining performance obligations was $3.0 million.  The Company expects to recognize revenue of $2.7 million of its remaining performance obligations within the next 12 months following September 30, 2024, $0.2 million within the next 24 months following September 30, 2024 and the balance of these remaining performance obligations recognized within the next 36 months following September 30, 2024.

4. Inventories

The components of inventories were:

	September 30, 2024	December 31, 2023
	(In thousands)

Raw materials and purchased component parts	$9,343	$9,382
Finished goods	7,508	8,377
	$16,851	$17,759

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through September 30, 2024, we remained in compliance with our excess availability covenant. As of September 30, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $4.2 million of net borrowing capacity available under the Siena Credit Facility.

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

Index
6. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net (loss) income	$(551)	$906	$(1,906)	$4,810

Shares:
Basic: Weighted average common shares outstanding	10,006	9,958	9,992	9,948
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	94	–	75
Diluted: Weighted average common and common equivalent shares outstanding	10,006	10,052	9,992	10,023

Net (loss) income per common share:
Basic	$(0.06)	$0.09	$(0.19)	$0.48
Diluted	$(0.06)	$0.09	$(0.19)	$0.48

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options and restricted stock units, when the average market price of the common stock is lower than the exercise price of the related stock award during the period, as the inclusion of these stock awards in the computation of diluted earnings would be anti-dilutive. For the three and nine months ended September 30, 2024, when a loss was reported, basic and diluted EPS are calculated using the same method and as a result, 1.6 million and 1.5 million shares, respectively, of potentially dilutive shares consisting of stock awards were excluded from the calculation of earnings per diluted share.  Anti-dilutive stock awards excluded from the computation of earnings per dilutive share were 0.9 million in each of the three and nine months ended September 30, 2023.

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

Operating lease expense for the nine months ended September 30, 2024 and 2023 was $759 thousand and $742 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations. Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Nine Months Ended,
	September 30,
	2024	2023
Operating cash outflows from leases	$767	$756

Index
The following summarizes additional information related to our leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	1.5	1.7
Weighted average discount rate	7.5%	4.4%

The maturity of the Company’s operating lease liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
2024	$258	$985
2025	1,017	713
2026	239	22
Total undiscounted lease payments	1,514	1,720
Less imputed interest	93	71
Total lease liabilities	$1,421	$1,649

8. Income taxes

We recorded an income tax benefit in the third quarter of 2024 of $148 thousand at an effective tax rate of (21.2%) compared to an income tax expense in the third quarter of 2023 of $169 thousand at an effective tax rate of 15.7%.  For the nine months ended September 30, 2024, we recorded income tax benefit of $511 thousand at an effective tax rate of (21.1%), compared to an income tax expense for the nine months ended September 30, 2023 of $1.2 million at an effective tax rate of 19.8%.

We are subject to U.S. federal income tax, as well as income tax in certain U.S. state and foreign jurisdictions.  We have substantially concluded all U.S. federal, state and local income tax, and foreign tax regulatory examination matters through 2020.  However, our federal tax returns for the years 2021 through 2023 remain open to examination. Various U.S. state and foreign tax jurisdiction tax years remain open to examination as well, but we believe that any additional assessment would be immaterial to the Condensed Consolidated Financial Statements.  The Company maintains a valuation allowance against certain deferred tax assets where realization is not certain.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the adverse effects of current economic conditions on our business, operations, financial condition, results of operations and capital resources, difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions, inflationary pressures, the Russia/Ukraine and Middle East conflicts, inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions, price increases or decreased availability of third party component parts or raw materials at reasonable prices; our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition; our reliance on an unrelated third party to develop, maintain and host certain web-based food service application software and develop and maintain selected components of our downloadable software applications pursuant to a non-exclusive license agreement, and the risk that interruptions in our relationship with that third party could materially impair our ability to provide services to our food service technology customers on a timely basis or at all and could require substantial expenditures to find or develop alternative software products; any system outages, interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates; our ability to successfully grow our business in the food service technology market; risks associated with the pursuit of strategic initiatives and business growth; our dependence on contract manufacturers for the assembly of a large portion of our products in Asia; our dependence on significant suppliers; our ability to recruit and retain quality employees; our dependence on third parties for sales outside the United States; marketplace acceptance of new products; risks associated with foreign operations; price wars or other significant pricing pressures affecting the Company’s products in the United States or abroad; increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs; political and policy uncertainties in connection with the U.S. presidential election; our ability to protect intellectual property; exchange rate fluctuations; the availability of needed financing on acceptable terms or at all; volatility of, and decreases in trading prices of our common stock and other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

Index
Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts. The Company’s chief operating decision maker, who is the company’s chief executive officer, in consultation with the company’s chief financial officer, utilizes a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

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

Current Business Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first nine months of 2024. During the third quarter of 2024, we believe all customers, with the exception of one large customer, were able to sell through their on-hand inventory and resumed ordering again.  As a result, we expect this trend to continue to impact results at least through the end of 2024 until this one remaining customer is able to sell their on-hand inventory. Further, our primary competitor in the casino and gaming market has resumed supplying product and continued to increase volume at what we believe is their full capacity, which has resulted in downward pricing pressure in that market and could exacerbate the demand slowdown, which has negatively impacted our worldwide casino and gaming sales. In addition, during 2023, we experienced cost increases as a result of supply chain constraints, most of which we have been able to offset by increasing prices of our products.  However, there can be no guarantee that we will be able to increase prices sufficiently to offset any future such cost increases that cannot be predicted, and we may be further impacted by supply chain disruptions, inflationary pressures and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

Balance Sheet, Cash Flow and Liquidity. During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third-party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We began experiencing the full impact of these actions in the first quarter of 2024 and expect they will result in approximately $3 million of annualized savings during 2024 compared to the 2023 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses.

We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 are expected to be approximately $2 million on an annualized basis. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as inflation and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

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

Results of Operations: Three months ended September 30, 2024 compared to three months ended September 30, 2023

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Food service technology (“FST”)	$4,321	39.7%	$4,241	24.7%	$80	1.9%
POS automation	1,148	10.6%	1,644	9.5%	(496)	(30.2%)
Casino and gaming	4,534	41.7%	9,019	52.5%	(4,485)	(49.7%)
TransAct Services Group (“TSG”)	864	8.0%	2,286	13.3%	(1,422)	(62.2%)
	$10,867	100.0%	$17,190	100.0%	$(6,323)	(36.8%)

International *	$2,273	20.9%	$4,068	23.7%	$(1,795)	(44.1%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the third quarter of 2024 decreased $6.3 million, or 37%, compared to the third quarter of 2023.  Printer, terminal and other hardware unit sales volume decreased 38% to approximately 21,000 units, due primarily to a 50% unit sales volume decrease in the casino and gaming market and a 15% unit sales volume decline in the POS automation market, partially offset by a 69% unit sales volume increase in FST hardware. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was down 3% in the third quarter of 2024 compared to the third quarter of 2023 due to increased competition, primarily in the POS automation market.  FST software, labels and other recurring revenue decreased $257 thousand, or 8%, in the third quarter of 2024 compared to the third quarter of 2023.

International sales for the third quarter of 2024 decreased $1.8 million, or 44%, from the same period in 2023 due primarily to lower sales in our casino and gaming market.

Food service technology (“FST”). Our primary offering in the FST market is our line of BOHA! products, which can combine our latest generation terminal and workstation, which include one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and newly launched Terminal 2 combine an operating system and hardware components in a device that includes a touchscreen and one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants (“QSRs”), convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.

Index
Sales of our worldwide FST products for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$3,982	92.2%	$4,049	95.5%	$(67)	(1.7%)
International	339	7.8%	192	4.5%	147	76.6%
	$4,321	100.0%	$4,241	100.0%	$80	1.9%

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Hardware	$1,449	33.5%	$1,112	26.2%	$337	30.3%
Software, labels and other recurring revenue	2,872	66.5%	3,129	73.8%	(257)	(8.2%)
	$4,321	100.0%	$4,241	100.0%	$80	1.9%

The increase in food service technology sales in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by an increase in international hardware sales. Hardware sales were strong in the third quarter of 2024, up 30% compared to the third quarter of 2023, due to sales of our newly launched BOHA! Terminal 2 (that replaces our BOHA! Terminal 1) to a large international QSR. Hardware sales were partially offset by a 96% decrease in sales of our AccuDate 9700 terminals which we discontinued at the end of 2023 and 81% lower sales of our legacy BOHA! Terminal 1. Despite the loss of a significant customer (explained further below), FST software, labels and other recurring revenue only decreased 8% compared to the prior year period due to increased label sales to several of our larger existing customers.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $4.0 million in 2023.  We did not have any hardware sales, and minimal label and software sales, to this customer in the third quarter of 2024, but we expect to continue to service a small percentage of ongoing units and may have some additional sales to this customer in the future.  Despite the loss of this customer, we expect overall FST revenue for the remainder of 2024 to be relatively consistent with the comparable period of 2023, as we expect revenue from new customers, including those from our newly announced international QSR customer, to largely offset sales from this lost customer.

POS automation: In the POS automation market, we sell our Ithaca 9000 printer, which utilizes thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other QSRs either at the checkout counter, grill station or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.

Sales of our worldwide POS automation products for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$1,148	100.0%	$1,575	95.8%	$(427)	(27.1%)
International	–	0.0%	69	4.2%	(69)	(100.0%)
	$1,148	100.0%	$1,644	100.0%	$(496)	(30.2%)

The decrease in POS automation sales in the third quarter of 2024 compared to the third quarter of 2023 was driven by a 27% decrease in domestic sales largely due to unusually high sales during 2023, as we increased production and began to fulfill our large backlog of sales orders following supply chain slowdowns in 2022.  During the third quarter of 2024,  we experienced renewed competitive pressure that has resulted in a return to a more normalized level of sales as well as a reduction in our average selling prices.

We expect POS automation sales to continue to be lower during the remainder of 2024 compared to the same period 2023 as our competitors have resumed volume shipments and we therefore anticipate our sales volume and average selling price to remain at levels relatively consistent with the third quarter of 2024.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, currently sold both directly and through certain casino system providers on a subscription basis, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$2,757	60.8%	$5,411	60.0%	$(2,654)	(49.0%)
International	1,777	39.2%	3,608	40.0%	(1,831)	(50.7%)
	$4,534	100.0%	$9,019	100.0%	$(4,485)	(49.7%)

Domestic sales of our casino and gaming products for the third quarter of 2024 declined by $2.7 million, or 49%, compared to the third quarter of 2023. Sales during the third quarter of 2023 were unusually high due to our largest competitor’s inability to supply product due to the supply chain issues.  In addition, one of our larger customers continues to hold higher than normal levels of inventory of our product accumulated as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, this customer has not ordered any product through the first nine months of 2024 and we expect this to continue at least through the end of 2024 until they are able to sell through their on-hand inventory.  We also believe our sales were negatively impacted by softness in overall demand in the industry which we expect to continue for the remainder of 2024.  We expect a normalized competitive environment to continue going forward as our largest competitor has resumed volume shipments and our customers begin to return to more normalized buying levels.

Our international casino and gaming sales were down 51% during the third quarter of 2024 compared to the third quarter of 2023.  Like our domestic customers, our international customers also began to slow their order rates in the first half of 2024 due to higher-than-normal inventory levels and in response to softness in overall demand in the industry.  This slowdown continued into the third quarter of 2024 and we expect this to continue to have an impact our international sales at least through the end of 2024.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$707	81.8%	$2,087	91.3%	$(1,380)	(66.1%)
International	157	18.2%	199	8.7%	(42)	(21.1%)
	$864	100.0%	$2,286	100.0%	$(1,422)	(62.2%)

The decrease in both domestic and international revenue from the TSG during the third quarter of 2024 as compared to the third quarter of 2023 was due largely to 72% lower sales of legacy replacement parts for lottery printers, and to a much lesser extent, lower legacy consumables sales and service revenue.

We expect TSG sales to continue to be significantly lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts due to a customer’s last buy in 2023.  We therefore do not expect any future sales of these spare parts beyond 2023.

Gross Profit. Gross profit information for the three months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$5,227	$8,916	(41.4%)	48.1%	51.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  In the third quarter of 2024, gross profit decreased $3.7 million, or 41%, and gross margin declined 380 basis points to 48% due primarily to a 37% decline in overall sales, including a 50% decline in sales of higher margin casino and gaming printers.  We expect this trend in gross margin to continue for the remainder of 2024 due to the expected continued softness in the casino and gaming market. As a result, we expect gross margin for the remainder of 2024 to remain in the mid-40% to high-40% range.

Index
Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$1,640	$2,509	(34.6%)	15.1%	14.6%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $869 thousand, or 35%, for the third quarter of 2024 compared to the third quarter of 2023 due to cost reduction initiatives taken during the latter part of 2023, and again in the second quarter of 2024, including a reduction of contracted software development expenses in the second quarter of 2024. As a result of these initiatives as discussed above under the heading “Current Business Trends,” we expect that engineering expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - Selling and Marketing. Selling and marketing information for the three months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$1,880	$2,397	(21.6%)	17.3%	13.9%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased by $517 thousand, or 22%, in the third quarter of 2024 compared to the third quarter of 2023 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses.  Though we expect to continue to realize cost savings as a result of these initiatives as discussed above under the heading “Current Business Trends,” we expect selling and marketing expenses for the remainder of 2024 to be relatively consistent compared to 2023 due to incremental costs we expect to incur related to a program to continue to improve our go-to-market strategy during the fourth quarter 2024.

Operating Expenses - General and Administrative. General and administrative information for the three months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales – 2023
$2,544	$2,819	(9.8%)	23.4%	16.4%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses decreased $275 thousand, or 10%, during the third quarter of 2024 compared to the third quarter of 2023.  This decrease was due to lower bad debt and incentive compensation expenses in the third quarter of 2024 compared to the same period in 2023, and from the impact of cost reduction initiatives taken during the latter part of 2023 and the second quarter of 2024.  We expect general and administrative expenses to continue to be lower for the remainder of 2024 compared to 2023.

Operating (Loss) Income. Operating (loss) income for the three months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Three Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales – 2024	Total Sales – 2023
$(837)	$1,191	(170.3%)	(7.7%)	6.9%

Our operating income decreased $2.0 million, or 170%, in the third quarter of 2024 compared to the third quarter of 2023 due largely to a 37% decline in sales and a resulting $3.7 million decrease in gross profit (including a 380 basis point decline in gross margin).  This was partially offset by a reduction in operating expenses of $1.7 million, or 22%, primarily due to cost reduction efforts commenced in the latter part of 2023 and the second quarter of 2024.

Index
Interest, net. We recorded net interest income of $42 thousand in the third quarter of 2024 compared to $73 thousand of net interest expense in the third quarter of 2023.  For both periods, we incurred interest expense on the minimum $2.3 million of borrowings pursuant to the terms of the July 2022 amendment of our credit facility – see Note 5, Borrowings, to the accompanying condensed consolidated financial statements.  During the third quarter of 2024, we earned more interest income than in the third quarter of 2023 due to higher levels of invested cash on hand.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the third quarter of 2024 we recognized $96 thousand of foreign exchange gains compared to a $43 thousand foreign exchange loss in the third quarter of 2023.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit in the third quarter of 2024 of $148 thousand at an effective tax rate of (21.2%), compared to an income tax expense during the third quarter of 2023 of $169 thousand at an effective tax rate of 15.7%.

Net (Loss) Income. We reported a net loss for the third quarter of 2024 of ($0.6) million, or ($0.06) per diluted share, compared to net income of $0.9 million, or $0.09 per diluted share, for the third quarter of 2023.

Results of Operations:  Nine Months Ended September 30, 2024 compared to nine months ended September 30, 2023

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
FST	$11,799	35.6%	$11,594	19.5%	$205	1.8%
POS automation	2,950	8.9%	5,345	9.0%	(2,395)	(44.8%)
Casino and gaming	15,589	47.0%	37,002	62.3%	(21,413)	(57.9%)
TSG	2,815	8.5%	5,425	9.2%	(2,610)	(48.1%)
	$33,153	100.0%	$59,366	100.0%	$(26,213)	(44.2%)

International *	$7,975	24.1%	$11,922	20.1%	$(3,947)	(33.1%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first nine months of 2024 decreased $26.2 million, or 44%, from the same period in 2023. Printer, terminal and other hardware sales unit volume decreased by 51% to approximately 62,000 units for the first nine months of 2024 driven primarily by a 57% decrease in units within our casino and gaming market, and to a much lesser extent, a 33% decline in units from our POS automation market.  For more information about the sales volume decreases described above, please refer to the discussion below of the results of operations for each of our markets.  The average selling price of our printers, terminals and other hardware remained relatively flat for the first nine months of 2024 compared to the first nine months of 2023.  FST software, labels and other recurring revenue increased $112 thousand, or 1%, in the first nine months of 2024 compared to the first nine months of 2023.

International sales for the first nine months of 2024 decreased $3.9 million, or 33%, from the same period in 2023 due primarily to a 39% decrease in the international casino and gaming market.

Index
Food service technology. Sales of our worldwide food service technology products for the nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$10,784	91.4%	$10,937	94.3%	$(153)	(1.4%)
International	1,015	8.6%	657	5.7%	358	54.5%
	$11,799	100.0%	$11,594	100.0%	$205	1.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Hardware	$3,744	31.7%	$3,651	31.5%	$93	2.5%
Software, labels and other recurring revenue	8,055	68.3%	7,943	68.5%	112	1.4%
	$11,799	100.0%	$11,594	100.0%	$205	1.8%

The increase in food service technology sales of $205 thousand, or 2%, in the first nine months of 2024 compared to the first nine months of 2023 was driven by a 1% increase in sales of BOHA! software, labels and other recurring revenue, as well as a 3% increase in sales of FST hardware. Despite the loss of a significant customer (explained further below), FST software, labels and recurring revenue increased slightly compared to the prior year period as sales to the lost customer were more than offset by increased software sales due principally to the growth of the installed base of our BOHA! terminals and workstations (excluding those from the lost customer) as well as higher label sales to several of our larger existing customers (excluding those from the lost customer). Hardware sales were impacted by a 95% decrease in sales of our AccuDate 9700 terminals which we discontinued at the end of 2023 and 72% lower sales of our legacy BOHA! Terminal 1 (including those from a lost customer explained further below).  These decreases were offset by strong sales of our newly launched BOHA! Terminal 2 (that replaced our BOHA! Terminal 1) to a large international QSR customer as well as increased sales of Workstations.

During the second quarter of 2024, a significant customer notified us that they would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $4.0 million in 2023.  We did not have any hardware sales, and minimal label and software sales, to this customer in the third quarter of 2024, but we expect to continue to service a small percentage of ongoing units and may have some additional sales to this customer in the future.  Despite the loss of this customer, we expect FST revenue for the remainder of 2024 to be relatively consistent with the comparable period 2023, as we expect revenues from new customers, including those from our newly announced international QSR customer, to largely offset those from this lost customer.

POS automation. Sales of our worldwide POS automation products for the nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$2,950	100.0%	$5,261	98.4%	$(2,311)	(43.9%)
International	–	0.0%	84	1.6%	(84)	(100.0%)
	$2,950	100.0%	$5,345	100.0%	$(2,395)	(44.8%)

Sales of POS automation printers decreased $2.4 million, or 45%, for the first nine months of 2024 compared to the first nine months of 2023, largely due to unusually high sales during 2023, as we increased production and began to fulfill our large backlog of sales orders following supply chain slowdowns in 2022. During the first nine months of 2024, we experienced renewed competitive pressure that has resulted in a return to a more normalized level of sales as well as a reduction in our average selling prices.

We expect POS automation sales to continue to be lower during the remainder of 2024 compared to the same period 2023 as our competitors have resumed volume shipments and we therefore anticipate our sales volume and average selling price to remain at levels relatively consistent with the third quarter of 2024.

Index
Casino and gaming. Sales of our worldwide casino and gaming products for the nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$9,173	58.8%	$26,455	71.5%	$(17,282)	(65.3%)
International	6,416	41.2%	10,547	28.5%	(4,131)	(39.2%)
	$15,589	100.0%	$37,002	100.0%	$(21,413)	(57.9%)

Domestic sales of our casino and gaming products declined by $17.3 million, or 65%, for the first nine months of 2024 compared to the first nine months of 2023. Sales during the first nine months of 2023 were unusually high due to our largest competitor’s inability to supply product due to the supply chain issues.  In addition, entering 2024, many of our customers built up higher than normal levels of inventory of our product accumulated as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, during the first nine months of 2024, we experienced a significant slowdown in their order and shipment rates.  As of the end of the third quarter 2023, we believe all significant customers have resumed buying (though not all at normalized levels yet), with the exception of one larger customer.  This customer has not ordered any product through the first nine months of 2024 and we expect this to continue at least through the end of 2024 until they are able to sell through their on-hand inventory. We also believe our sales in the third quarter of 2024 were negatively impacted by softness in overall demand in the industry which we expect to continue for the remainder of 2024.  We expect a normalized competitive environment to continue going forward as our largest competitor has resumed volume shipments and our customers begin to return to more normalized buying levels.

International sales of our casino and gaming products decreased by $4.1 million, or 39%, in the first nine months of 2024 compared to the first nine months of 2023.  Similar to our domestic customers, our international customers also began to slow their order rates in the first half of 2024 due to higher-than-normal inventory levels and in response to softness in overall demand in the industry.  This slowdown continued into the third quarter of 2024 and we expect this to continue to impact our international sales at least through the end of 2024.

TSG. Sales in our worldwide TSG market for the nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023		$ Change	% Change
Domestic	$2,271	80.7%	$4,791	88.3%	$(2,520)	(52.6%)
International	544	19.3%	634	11.7%	(90)	(14.2%)
	$2,815	100.0%	$5,425	100.0%	$(2,610)	(48.1%)

The decrease in domestic TSG revenue of $2.5 million, or 53%, for the first nine months of 2024 as compared to the first nine months of 2023 was due largely to 67% lower sales of legacy replacement parts for lottery printers, and to a much lesser extent, lower legacy consumables sales (POS paper and ribbons) and service revenue.

Internationally, TSG revenue decreased $90 thousand, or 14%, for the first nine months of 2024 compared to the first nine months of 2023, primarily due to a 18% decrease in sales of replacement parts to international casino and gaming customers.

We expect TSG sales to continue to be significantly lower in 2024 compared to 2023 as we experienced an unusually high level of sales of legacy lottery printer replacement parts due to a customer’s last buy in 2023. We therefore do not expect any future sales of these spare parts beyond 2023.

Gross Profit.  Gross profit for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales – 2023
$16,961	$32,029	(47.0%)	51.2%	54.0%

For the first nine months of 2024, gross profit decreased $15.1 million, or 47%. Gross margin also decreased 280 basis points to 51% in the first nine months of 2024 compared to 54% in the first nine months of 2023. Both gross profit and gross margin declined primarily due to a 44% decline in overall sales including a 58% decline in sales of higher margin casino and gaming printers.  We expect this downward trend in gross margin to continue for the remainder of 2024 due to the expected continued softness in the casino and gaming market.  As a result, we expect gross margin for the remainder of 2024 to be in the mid-40% to high-40% range.

Index
Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$5,405	$7,283	(25.8%)	16.3%	12.3%

Engineering, design and product development expenses decreased $1.9 million, or 26%, during the first nine months of 2024 compared to first nine months of 2023 due to cost reduction initiatives taken during the latter part of 2023, and again in the second quarter of 2024, including a reduction of contracted software development expenses. As a result of these initiatives , we expect that engineering expenses will continue to be lower for the remainder of 2024 compared to 2023.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$6,160	$7,838	(21.4%)	18.6%	13.2%

Selling and marketing expenses decreased $1.7 million, or 21%, for the first nine months of 2024 compared to the first nine months of 2023 due largely to cost reduction initiatives, including reduced headcount, trade show and other marketing expenses.  Though we expect to continue to realize cost savings as a result of these initiatives and additional cost-cutting initiatives taken in the second quarter of 2024, we expect selling and marketing expenses for the remainder of 2024 to be relatively consistent compared to 2023 due to incremental costs we expect to incur related to a program to continue to improve our go-to-market strategy during the fourth quarter 2024.

Operating Expenses - General and Administrative. General and administrative expense for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$7,972	$10,680	(25.4%)	24.0%	18.0%

General and administrative expenses decreased $2.7 million, or 25%, for the first nine months of 2024 compared to the first nine months of 2023. The decline was largely due to a severance charge of $1.5 million incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.  In addition, we incurred lower legal fees, bad debt and incentive compensation expense in the third quarter of 2024 compared to the third quarter of 2023, and we benefited from cost reduction initiatives taken during the latter part of 2023 and in the second quarter of 2024.  As a result of these initiatives, we expect general and administrative expenses to continue to be lower for the remainder of 2024 compared to 2023.

Operating (Loss) Income. Operating (loss) income for the nine months ended September 30, 2024 and 2023 is summarized below (in thousands, except percentages):

Nine Months Ended September 30,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$(2,576)	$6,228	(141.4%)	(7.8%)	10.5%

Our operating income decreased $8.8 million, or 141%, for the first nine months of 2024 compared to the first nine months of 2023 due largely to a 44% decline in sales and a resulting $15.1 million decrease in gross profit (including a 280 basis point decline in gross margin).  This was partially offset by a reduction in operating expenses of $6.3 million, or 24%, primarily due to cost reduction efforts commenced in the latter part of 2023 and the second quarter of 2024 as well as a $1.5 million severance charge incurred during the second quarter of 2023 in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

Interest, net. We recorded net interest income of $116 thousand for the first nine months of 2024 compared to net interest expense of $207 thousand for the first nine months of 2023.  For both periods, we incurred interest expense on the minimum $2.3 million of borrowings pursuant to the terms of the July 2022 amendment of our credit facility – see Note 5, Borrowings, to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.  During the first nine months of 2024, we earned more interest income than in the first nine months of 2023 due to higher levels of invested cash on hand.

Index
Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the first nine months of 2024 we recognized $43 thousand of foreign exchange gains compared to a $22 thousand foreign exchange loss in the first nine months of 2023.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax benefit in the first nine months of 2024 of $511 thousand at an effective tax rate of (21.1%), compared to an income tax expense during the first nine months of 2023 of $1.2 million at an effective tax rate of 19.8%.

Net (Loss) Income. We reported a net loss for the first nine months of 2024 of ($1.9) million, or ($0.19) per diluted share, compared to net income of $4.8 million, or $0.48 per diluted share, for the first nine months of 2023.

Liquidity and Capital Resources

Cash Flow
In the first nine months of 2024, our cash and cash equivalents balance decreased $1.0 million from December 31, 2023. We ended the third quarter of 2024 with $11.3 million in cash and cash equivalents, of which $0.1 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $0.5 million for the first nine months of 2024 as compared to cash provided by operating activities of $4.6 million for the first nine months of 2023:

During the first nine months of 2024:
•	We reported a net loss of $1.9 million.
•	We recorded depreciation and amortization of $0.8 million and share-based compensation expense of $0.9 million.
•	Accounts receivable decreased $2.5 million due to the continued collections of sales combined with the slowdown in sales as discussed in the Results of Operations above.
•	Inventories decreased $1.0 million consistent with the slowdown in sales as discussed in the Results of Operations above.
•	Accounts payable decreased $1.2 million due to the slowdown in inventory purchases associated with the slowdown in sales as discussed in the Results of Operations above.
•	Accrued and other liabilities decreased $1.2 million due in part to a reduction in planned 2024 bonuses.

During the first nine months of 2023:
•	We reported net income of $4.8 million.
•	We recorded depreciation and amortization of $1.1 million and share-based compensation expense of $0.6 million.
•	Inventories increased $5.6 million consistent with overall increases in sales in 2023 compared to 2022 and the planned launch of several new product models the second half of 2023.
•	Accounts receivable decreased $1.8 million due to stronger collections of sales.
•	Employee retention credit receivable decreased $1.5 million due to the collection of this receivable in the first quarter of 2023.
•	Accounts payable decreased $1.2 million in 2023 due largely to the timing of vendor payments.
•	Accrued and other liabilities increased $1.3 million due largely to accrued severance in connection with the resignation of TransAct’s former Chief Executive Officer in April 2023.

Investing activities:  Our capital expenditures were $311 thousand for the first nine months of 2024 compared to $788 thousand for the first nine months of 2023.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.

Financing activities:  Financing activities used $71 thousand of cash during the first nine months of 2024 compared to a use of $86 thousand in cash during the first nine months of 2023.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
We have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  Our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets, but these competitors have returned to market, resulting in increased competitive pressure.  Certain large customers also began to slow their order rates for the first half of 2024 due to higher-than-normal inventory levels, though most have resume buying again with the exception of one large customer.  We expect this to continue to negatively impact our sales through at least the end of 2024.  Given the continued uncertainty related to the demand slowdown, including the loss of a major customer described above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

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

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Siena Credit Facility. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through September 30, 2024, we remained in compliance with our excess availability covenant.

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

As of September 30, 2024, we had $2.3 million of outstanding borrowings under the Siena Credit Facility and $4.2 million of net borrowing capacity available under the Siena Credit Facility.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of September 30, 2024, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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
c)
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

Index
Item 6.	EXHIBITS

3.1
Certificate of Incorporation of TransAct Technologies Incorporated (conformed copy) (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 18, 2022).

10.1
Executive Employment Agreement by and between TransAct Technologies Incorporated and John M. Dillon, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 6, 2024).

10.2
Executive Employment Agreement by and between TransAct Technologies Incorporated and Steven A. DeMartino, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 6, 2024).

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

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: November 12, 2024	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: November 12, 2024	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)