Form 10-K
period 2024-12-31
TRANSACT TECHNOLOGIES INC
filed 2025-03-24
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $33,000,000 based on the last sale price on June 30, 2024.

As of March 14, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 10,080,717.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement related to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission  within 120 days after the Registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRANSACT TECHNOLOGIES INCORPORATED

Index
Smaller Reporting Company—Scaled Disclosure
Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), as indicated herein, we have elected to comply with certain scaled disclosure requirements applicable to “smaller reporting companies” in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”).

PART I

Forward-Looking Statements
Certain statements included in this Form 10-K include “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

Important factors and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•	the adverse effects of current economic conditions on our business, operations, financial condition, results of operations and capital resources;
•	difficulties or delays in manufacturing or delivery of inventory or other supply chain disruptions;
•	inflation;
•	the Russia/Ukraine and Middle East conflicts;
•	inadequate manufacturing capacity or a shortfall or excess of inventory as a result of difficulty in predicting manufacturing requirements due to volatile economic conditions;
•
price increases, decreased availability of third-party component parts or raw materials at reasonable prices, price wars or other significant pricing pressures affecting the Company’s products in the United States or abroad;

•	increased product costs or reduced customer demand for our products in the United States or abroad, including as a result of trade wars or tariffs;
•	our ability to successfully develop new products that garner customer acceptance and generate sales, both domestically and internationally, in the face of substantial competition;
•
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

•	any system outages, interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates;
•	our ability to successfully grow our business in the food service technology market;
•	renewal rates for our subscription-based products;
•	risks associated with the pursuit of strategic initiatives and business growth;
•	our dependence on contract manufacturers for the assembly of a large portion of our products in Asia;
•	our dependence on significant suppliers;
•	our ability to recruit and retain quality employees;
•	our dependence on third parties for sales outside the United States;
•	marketplace acceptance of new products;
•	risks associated with foreign operations;
•	political and policy uncertainties in connection with the U.S. presidential election and change in administration;
•	our ability to protect intellectual property;
•	exchange rate fluctuations;
•	the availability of needed financing on acceptable terms or at all;
•	volatility of, and decreases in, trading prices of our common stock; and
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

TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications.  The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and related services, supplies and spare parts.  The Company’s chief operating decision maker, who is the Company’s chief executive officer, in consultation with the Company’s chief financial officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.  Our primary operating, hardware research and development, and U.S. service center is located in Ithaca, New York.  In addition, we have a casino and gaming sales headquarters and software research and development center in Las Vegas, Nevada; a European sales and service center at our subsidiary in the United Kingdom (“UK”); and a sales office located in Macau, China.  Our executive offices are located at One Hamden Center, 2319 Whitney Avenue, Suite 3B, Hamden, Connecticut, 06518, and our telephone number is (203) 859-6800.

Recent Developments
The Company’s previously announced strategic review process remains active. Management and the Company’s Board of Directors are focused on the process. The Company is determined to consider any and all options that increase and/or deliver stockholder value. The Company will provide further updates on this process when it determines that additional disclosure is appropriate or required. This process is subject to unknown variables, including costs, structure, terms and timing, and may not result in any transaction or other particular outcome. For information regarding the risks related to the strategic review process, please see Part I, Item 1A, Risk Factors under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses” in this Form 10-K.

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

Food Service Technology (“FST”): Our primary offering in the food service technology market is our line of BOHA! products.  The BOHA! product suite combines our latest generation terminal or workstation which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to a separate application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”) based applications for both Android and iOS operating systems, including applications for, temperature monitoring, temperature taking and creating checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and the more recently launched Terminal 2 combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved functions are available on the touchscreen device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.  In the food service technology market, we use an internal sales force to solicit sales directly from end users.  In May 2023, we launched our new BOHA! Terminal 2.  The Terminal 2 is designed to be a high-end product intended for enterprise customers with increased speed, print resolution and wide-label capability.  We started receiving orders for the Terminal 2 in the latter part of 2023 from both our international and domestic markets.

Index
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

Casino and gaming:  We sell several models of printers used in slot machines, video lottery terminals (“VLTs”), sports betting kiosks and other gaming machines that print tickets or receipts instead of issuing coins (“ticket-in, ticket-out” or “TITO”) at casinos, racetracks and other gaming venues worldwide.  These printers utilize thermal printing technology to print tickets and receipts in monochrome and offer various other features such as jam resistant bezels and a dual port interface that enables casinos to print coupons and promotions.  In addition, we sell printers using thermal roll-fed printing technology for use in international non-casino establishments, including game types such as Amusements with Prizes, Skills with Prizes, Fixed Odds Betting Terminals, sports betting establishments and other off-premise gaming type machines around the world.  We sell our casino and gaming products primarily (1) to slot machine manufacturers, who incorporate our printers into slot machines and, in turn, sell completed slot machines directly to casinos and other gaming establishments and (2) through distributors.  We also maintain a dedicated internal sales force to solicit sales from slot machine manufacturers and casinos, and to manage sales through our distributors.  In the fourth quarter of 2023, we launched the Epic TR80, our newest casino and gaming printer, which we believe will help us retain and expand our customer base in the casino and gaming markets.

We also offer a software solution, the EPICENTRAL Print System, including annual software maintenance, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. With EPICENTRAL, casinos can utilize the system to create multiple promotions and incentives to either increase customer time spent on the casino floor or encourage additional visits to generate more revenue to the casinos.  We sell EPICENTRAL directly to casinos or through partners who incorporate EPICENTRAL into their casino management system software offerings, largely sold on a SaaS basis.

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

We currently buy a majority of our thermal print mechanisms, an important component of our thermal printers, and fully assembled printers for substantially all of our printer and food service technology terminal models, from a foreign contract manufacturer in Thailand.  We believe that other contract manufacturers could provide similar thermal print mechanisms or fully assembled printers and terminals, on comparable terms.  We do not have supply agreements with foreign contract manufacturers, and we believe that our supply of thermal print mechanisms and fully assembled printers and terminals will be adequate in 2025 and the foreseeable future.

Patents and Proprietary Information
TransAct relies on a combination of trade secrets, patents, employee and third party nondisclosure agreements, copyright laws and contractual rights to establish and protect its proprietary rights in its products. As of December 31, 2024, we held 23 active United States patents and 39 active foreign patents and have three pending United States patent applications and eight pending foreign patent applications pertaining to our products.  The remaining duration of these patents ranges from one to 25 years. During the year ended December 31, 2024, no United States patents were issued and 12 foreign patents were issued.   During the year ended December 31, 2024, no United States or foreign patents expired.  The expiration of any individual patent would not have a significant negative impact on our business.  We regard certain manufacturing processes and designs to be proprietary and attempt to protect them through employee and third party nondisclosure agreements and similar means.  It may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or otherwise obtain and use, to our detriment, information that we regard as proprietary.  Moreover, the laws of some foreign countries do not afford the same protection to our proprietary rights as do the laws of the United States. There can be no assurance that legal protections we rely upon to protect our proprietary position will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

Index
Trademarks, Service Marks Trade Names and Copyrights
We own or have rights to trademarks, service marks, trade names and copyrights that we use in connection with the operation of our business, including our corporate names, logos and website names. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners.  The trademarks we own include TransAct®, BOHA! ®, AccuDate®, EPICENTRAL®, Epic TR80™, Ithaca® and TransAct Express™. Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

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

Certain Significant Customers
Light & Wonder Gaming, Inc. (Light & Wonder”) is our most significant customer. We primarily sell casino and gaming printers to Light & Wonder.
Sales to Light & Wonder represented 11% and 6% of our total net sales for the years ended December 31, 2024 and 2023, respectively.

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

In the food service technology market, we primarily compete with CrunchTime! Information Systems, Inc. (including its Zenput and Squadle brands), Jolt Software, Avery Dennison Corporation, Ecolab Inc., ITD Food Safety, Daymark Safety Systems (part of CMC Group, Inc.), Integrated Control Corp, Digi International, and Toast.  We compete in this market based largely on our ability to provide highly specialized purpose-built hardware products, different software applications that can be chosen by a customer and ongoing technical support.  We rely upon third party developed software and hosting services combined with our own proprietary hardware and software to offer a unique BOHA! branded solution to support back-of-house operations in the food service industry. Our competitors or others may develop, or may establish relationships with developers with the capability to develop, software and services that are similar to or competitive with ours, which may be disadvantageous to our competitive position.  Certain portions of our food service technology software are licensed from a third party developer on a non-exclusive basis through 2031 and are subject to a revenue sharing arrangement with the developer. We are reliant upon the third party developer to further develop and maintain its developed software, and the developer controls the software source code. The license agreement does not preclude the developer or the Company from working with others on similar products. Also, the third party developer hosts the web-based applications.  Therefore, presently, we are highly dependent upon this third party developer for continued service to our customers and the further development of our food service technology software products.

In the POS automation market, we primarily compete with Epson America, Inc., which holds a dominant market position.  We also compete with BIXOLON America, Inc., and, to a much extent with Star Micronics America, Inc. and Citizen - CBM America Corporation.  We believe certain competitors of ours have greater financial resources and lower costs attributable to higher volume production and lower gross profit margin expectations which enable them to offer lower prices than us.

In the casino and gaming market (consisting principally of slot machine printing, VLT and sports betting transaction and promotional coupon printing), we compete with several companies including JCM Global, Nanoptix, Inc., Custom Engineering SPA, Eurocoin Components and others.  Certain of our products sold for casino and gaming applications compete based upon our ability to provide highly specialized products, custom engineering and ongoing technical support.

The market in which TSG competes is highly fragmented, and we compete with numerous competitors of various sizes, including POS and internet resellers and paper converters depending on the geographic area.

Our strategy for competing in our markets is to continually develop and/or license new products (hardware and software), such as launching the BOHA! Terminal in 2019, the BOHA! Terminal 2 in 2023, the Epic TR80 which was launched in 2023 and product line extensions that are technologically advanced and provide differentiated features and functions, to increase our market penetration, to take advantage of strategic relationships, and to lower the cost of our products by sourcing certain products overseas.  Although we believe that our products, operations and relationships provide a competitive foundation, there can be no assurance that we will compete successfully in the future.  In addition, our printer products utilize certain thermal printing technologies and licensed software.  If new technologies are introduced, or existing technologies evolve, we may be required to incorporate these technologies into our products.  Alternatively, if such technologies were to become available to our competitors, our printer products could become obsolete, which could have a significant negative impact on our business.

Index
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

Available Information
We make available free of charge through the “Investor Relations” page on our website, www.transact-tech.com (which can be accessed by selecting the “Company” tab and then clicking on “Investor Relations”), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports and statements as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Employees
As of December 31, 2024, TransAct and our subsidiaries employed 108 persons, all of whom were full-time employees.  None of our employees are unionized, and we consider our relationships with our employees to be good.

Information about our Executive Officers

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years.

Name	Age	Position
John M. Dillon	75	Chief Executive Officer
Steven A. DeMartino	55	President, Chief Financial Officer, Treasurer and Secretary
Tracey S. Winslow	65	Chief Revenue Officer
Brent Richtsmeier	60	Chief Technology Officer
William J. DeFrances	60	Vice President & Chief Accounting Officer

John M. Dillon was appointed Chief Executive Officer of TransAct on April 4, 2023 and has been a member of the Board of Directors of the Company since 2011.  Mr. Dillon served as the Chairman of the Board of Directors of Aerospike, the world’s first flash-optimized database and the fastest database at scale, from January 2022 to February 2024 and served as CEO of Aerospike from January 2015 to January 2022. Prior to joining Aerospike, Mr. Dillon served as CEO of Engine Yard, Inc., the leading cloud platform for automating and developing Ruby on Rails and PHP applications, from 2009 to 2014. He served as CEO for Navis, Inc., a private company specializing in software systems for operating large marine container terminals and distribution centers, from 2002 to 2008. Before Navis, he also served as CEO for Salesforce, Inc. (formerly Salesforce.com) and President and CEO of Hyperion Solutions. He began his career as a Systems Engineer for EDS (Electronic Data Systems) and then moved into a variety of sales management positions for various high-tech companies, including Oracle Corporation. Mr. Dillon holds a Bachelor’s degree in Engineering from the United States Naval Academy and an MBA from Golden Gate University.

Steven A. DeMartino was named TransAct’s President, Chief Financial Officer, Treasurer and Secretary on June 1, 2010.  Previously, Mr. DeMartino served as Executive Vice President, Chief Financial Officer, Treasurer and Secretary from June 2004 to May 2010, Senior Vice President, Finance and Information Technology from October 2001 to May 2004, Vice President and Corporate Controller from January 1998 to October 2001, and Corporate Controller from August 1996 to December 1997.  Mr. DeMartino holds a Bachelor’s degree in Accounting and Economics from the College of the Holy Cross and an MBA from the University of Connecticut.  He also is a certified public accountant.

Index
Tracey S. Winslow was named Chief Revenue Officer of the Company in March 2023 with responsibility for worldwide sales in all of the Company’s markets.  Prior to this appointment, Ms. Winslow served as Senior Vice President, Casino and Gaming Sales from June 2010 to February 2023, with responsibility for the sales and marketing of all casino and gaming products.  Previously, Ms. Winslow served as Senior Vice President, Sales and Marketing of the Company from June 2007 to May 2010, Senior Vice President, Marketing and Sales, POS and Banking of the Company from July 2006 to June 2007, and joined TransAct in May of 2005 as Senior Vice President, Marketing.  Prior to joining TransAct, Ms. Winslow was employed with Xerox Corporation where she held the role of Manager, Worldwide Marketing from 2003 to 2005, and Manager, Sales Operations from 2000 to 2002.  She joined Xerox Corporation in 1983.

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

William J. DeFrances joined TransAct as Vice President & Chief Accounting Officer in July 2022. Mr. DeFrances previously served as Corporate Controller at Omega Engineering, Inc., an electronics and instrumentation company that was, during Mr. DeFrances’ tenure, a subsidiary of Spectris plc, a UK public company listed on the London Stock Exchange, from September 2020 to July 2022. From August 2019 to August 2020, Mr. DeFrances worked as an independent financial consultant. Prior to this, Mr. DeFrances held various positions with United Technologies Corporation (now RTX Corporation, formerly Raytheon Technologies Corporation) (“UTC”) and Sikorsky Aircraft (owned by Lockheed Martin Corporation). Mr. DeFrances previously served as an Associate Director of Military Finance for Pratt & Whitney, a subsidiary of UTC, from October 2018 to August 2019, and the Business Unit Controller, USG/Military and International Military for Sikorsky Aircraft from October 2015 to October 2018. Prior to this, Mr. DeFrances also served as the Assistant Controller, Financial Reporting for Sikorsky Aircraft from 2009 to 2013. In addition, Mr. DeFrances held various accounting and financial roles (VP Treasurer and VP Controller) from 2005 to 2009 at ATMI, Inc. (acquired by Entegris, Inc.), an advanced manufacturing company in the semiconductor industry.  Mr. DeFrances has an MBA from the University of Connecticut and is a certified public accountant.

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

Investors should carefully consider the risks, uncertainties and other factors described below, as well as other disclosures in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, because they could have a material adverse effect on our business, financial condition, operating results, and growth prospects.  The risks described below are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also impair our business operations. In the event that such risks or uncertainties materialize, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

In 2024, we incurred a net loss of $9.9 million.  While we generated $4.7 million of net income in 2023, we incurred a net loss of $5.9 million, $4.0 million and $5.6 million in 2022, 2021 and 2020, respectively.  We may not be able to achieve or maintain profitability in the future.  In addition, we may make further investments in product development and may increase expenses in future periods which may affect our ability to maintain or increase profitability.  We have expended, and expect to continue to expend, financial and other resources on developing our food service technology business, including expanding our offerings, developing or acquiring new products and services and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our food service technology business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis.  This risk may be exacerbated by current economic conditions, which have resulted, and may continue to result in increased costs and decreased demand for our products.  Customers that placed advance orders due to supply chain disruptions in 2022 and into 2023 paused orders in 2024 while they sold accumulated inventory. We believe all domestic customers have resumed ordering with the exception of one significant international casino and gaming customer. Though we expect overall casino and gaming sales to improve in 2025 compared to 2024,  we expect such sales to be somewhat impacted in 2025 until this customer has sold through its inventory on hand. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

Index
Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which are not within our control.  If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline.  Fluctuations in our operating results and financial condition may occur due to a number of factors, including, but not limited to, those identified below and throughout this “Risk Factors” section:

•	delays between our expenditures to develop and market new or enhanced products and consumables and the generation of sales from those products;

•	the geographic distribution of our sales and our supply chain;

•	market acceptance of our products, both domestically and internationally;

•	development of new competitive products by others;

•	increased levels of competition, including due to the return to market of our largest casino and gaming competitor;

•	our responses to price competition;

•	our level of research and development activities;

•	changes in the amount that we spend to develop, acquire or license new products, consumables, technologies or businesses;

•	changes in the amount we spend to promote our products and services;

•	changes in the cost of satisfying our warranty obligations and servicing our installed base of products;

•	availability of third party components at reasonable prices or at all;

•	general economic and industry conditions, including inflation and changes in interest rates affecting returns on cash balances, investments and debt, that affect customer demand;

•	changes in customer demand due to supply chain constraints;

•
the dependence of our supply chain on a few, foreign third party manufacturers and suppliers and the impact on our supply chain of product or component shortages and cost increases due to events beyond our control, including tariffs and other trade policies, inflation and political or social instability such as the ongoing Russia/Ukraine war , the war in the Middle East, and the conflict between China and Taiwan and possible expansion of such conflicts;

•
severe weather events, public health crises, military actions, the cost of insurance and other external events out of our control that can disrupt our operations or the operations of our customers’ or suppliers’ facilities; and

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

The Company engaged an advisor, Roth Capital Partners, LLC (“Roth”), in the fourth quarter of 2023 to assist in determining the best long-term strategy for its business and ensure the Company is maximizing the value of its operations for all shareholders and stakeholders. The Company continues to actively assess strategic alternatives with the assistance of Roth while continuing to pursue its business growth and development initiatives on a parallel track. The Company has engaged with a number of outside parties and is in various stages of discussion with such outside parties. The Company is committed to pursuing an optimal outcome for all its stakeholders and maximizing shareholder value.

Index
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

Acquisitions, dispositions and other strategic alternatives involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) if we determined to pursue a disposition strategy, we may not be able to identify, pursue and close a transaction that provides adequate value to the Company and its stockholders; (iv) the potential departure of key personnel during the negotiation or pendency of a transaction; (v) the loss or reduction of control over certain of our assets; (vi) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (vii) an increase in the scope and complexity of our operations or the management of our business subsequent to a transaction; (viii) incurring additional indebtedness or the potential sale of additional shares of our common stock in public or private offerings to finance acquisitions or transactions, which may be dilutive to existing stockholders or cause the price of our common stock to decline; and (ix) the depletion of cash to pay for an acquisition.

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

Further, there can be no assurance that we will find suitable opportunities for strategic transactions at acceptable prices or on acceptable terms,  successfully negotiate required agreements, obtain sufficient financing on acceptable terms or at all if necessary, successfully close transactions after signing such agreements, or that any resulting transaction will have a positive effect on stockholder value. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction.

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

Index
Our calculation of recurring revenue and average revenue per unit (“ARPU”) may differ from how other SaaS-based companies calculate such metrics; our definitions include sales of our consumable labels, which generally fluctuate from period to period.

We use recurring revenue and ARPU as performance indicators in connection with our food service technology market, and we include consumable label sales, in addition to subscription software, extended warranty and service contracts, in our calculation of these metrics. Consumable labels are not sold on a subscription basis or subject to any minimum purchase requirements. In addition, our label sales typically fluctuate and are dependent upon the current demand from food service and restaurant customers, which may be affected by factors such as general economic downturns and seasonality. As a result, our use and definitions of recurring revenue and ARPU may not be comparable with, and may be subject to, increased fluctuation relative to those of other SaaS-based companies that do not include non-subscription components such as label sales in their definitions of recurring revenue or ARPU.

Overestimates or underestimates in our manufacturing forecasts could cause us to hold insufficient or excess inventory or result in delays in the manufacturing and delivery of our products, which could interfere with our ability to retain orders or provide services to our customers.

If we fail to predict our manufacturing requirements accurately, we could incur additional costs or experience manufacturing delays. We currently use a rolling 12-month forecast based primarily on our anticipated product orders and our product order history to help determine our requirements for purchasing components, raw materials and finished products. It is important that we accurately predict both the demand for our products and the lead-time required to obtain the necessary components,  raw materials and finished products.  We have also modified our products in the past to substitute available components in the place of those that have become scarce or difficult to obtain, and in some instances have identified alternate sources for certain components.

Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, the size of the order, contract terms, and demand for each component at a given time, as well as supply shortages with respect to raw materials needed to produce the components. If we underestimate our requirements, or if we are unable to obtain components on time due to supply shortages, as occurred during the COVID-19 pandemic and resulting global supply chain disruptions, we may have inadequate manufacturing capacity or inventory, which could interrupt manufacturing of our products and interfere with our ability to timely deliver products to our customers and adversely impact our sales. Alternatively, if we overestimate our requirements, we could have excess inventory of parts and finished products. Some of the actions we have taken to meet customer demand in the face of recent supply chain disruptions have raised our costs and decreased margins on our products, and any such actions that we take in the future could have a similar effect.  Any future underestimate or overestimate of supply requirements, and any actions we may take in the future to navigate supply chain disruptions, could have a material adverse effect on our business and results of operations.

We depend on key personnel, the loss of whom could have a material adverse impact on our business.

Our future success may depend in significant part upon the continued service of certain key management and other personnel.  There can be no assurance that we will be able to recruit and retain such personnel.  The loss of either John M. Dillon, the Company’s Chief Executive Officer, or Steven A. DeMartino, the Company’s President, Chief Financial Officer, Treasurer and Secretary, or the loss of certain groups of key employees, such as our or sales, operations and engineering teams, could have a material adverse effect on our business and results of operations.

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

Index
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

Our success depends upon our, and our development partners’, ability to timely adapt our capabilities and processes to meet the demands of producing new and innovative products.  Because our newer products contain software and generally are more technologically sophisticated than those we have produced in the past, we must continually refine our capabilities to meet the needs of our product innovation. In addition, the food service technology industry continues to experience technological developments and innovations (such as the use of artificial intelligence and machine learning), and if we are unable to provide enhancements, new features and integrations for our existing platform (due to a lack of investment or otherwise), or if we are unable to efficiently adapt our infrastructure to meet the needs of our product innovations in a timely manner, our business could be negatively impacted.

In addition, even if we, or developers on our behalf, successfully develop such products, there is no assurance that our innovations will be accepted by our customers.  Developing and marketing new products, such as our line of BOHA! products, is costly, and our business could be materially adversely affected if we are unable to generate sufficient sales of such products or if our existing or new customers do not quickly accept such products.  Customer acceptance is crucial because new products typically have little competition and market penetration due to their novelty.  Customer acceptance of new products is never assured and may take time to materialize, even with respect to products developed with customer input. In addition, we may not be able to obtain necessary registrations, licenses, permits or regulatory approvals for new products in the casino and gaming market on a timely basis or at all, which may adversely affect our ability to develop such products. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

Risks Related to Intellectual Property and Data Security

Cybersecurity and privacy breaches, cyber-attacks, or other disruptions could expose us to liability, affect our business, and damage our reputation.

We are increasingly dependent on information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information of employees and, to a lesser extent, customers in connection with business operations. Further, our BOHA! Applications are hosted within cloud platforms that are managed by third parties.  The secure maintenance of the information stored on our systems and such third-party systems is critical to our operations and business strategy. Any system outages, and any interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates, could materially adversely affect our business, results of operations, and financial condition.

In addition, some of the information that we and third-party service providers collect, store and transmit could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our extensive security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.  We have experienced such breaches in the past, but they have not had a material effect on our business, financial condition or results of operations. Any such breach that occurs in the future could compromise our networks or the networks of third-party service providers, and the information stored there could be accessed, publicly disclosed, lost or stolen, and our business operations may be interrupted. If our systems become compromised, we may not promptly discover the intrusion. In addition, the techniques used to obtain unauthorized access to networks, or to sabotage IT systems, change and evolve frequently, including through the use of artificial intelligence and quantum computing and generally are not recognized until launched against a target.  We may be unable to anticipate these techniques or to implement adequate preventative measures.  Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses that we have been able to detect and eliminate and incidents resulting in immaterial disruptions to our business that were remediated.  .  If our systems fail or are breached or disrupted by future attacks, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents could require notification to affected individuals and may result in legal claims or proceedings and liability under federal and state laws that protect the privacy and security of personal information. If third parties use a cyber-attack to gain access to our proprietary information, they may sell it or use it to duplicate our products, which could put us at a competitive disadvantage. Any one of these events could cause our business to be materially harmed and our results of operations to be adversely impacted, and there can be no assurance that the insurance that we maintain to address certain aspects of cybersecurity risks will be sufficient to cover all losses or all types of claims that may arise.

Index
These risks may be exacerbated by global political unrest.  For example, the Russia–Ukraine war and other international hostilities, and related sanctions imposed by the U.S. government may expose government entities and public and private U.S. companies to attempted or actual cyber-security attacks launched for geopolitical reasons or in conjunction with, or to finance, military conflicts and defense activities.  These attacks could materially disrupt our supply chain or our systems and operations or those of our customers and suppliers and may lead to loss of data and income, reputational harm and diversion of funds.  See Part I, Item 1C. Cybersecurity, of this Form 10-K for information regarding our cybersecurity risk management practices.

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

We may face difficulty keeping up with market developments in artificial intelligence and machine learning, and any such developments may be subject to rapidly evolving and extensive regulation

Our industry is marked by rapid technological developments and innovations (such as the use of artificial intelligence and machine learning) and evolving industry standards. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.

In addition, laws and regulations regarding artificial intelligence and machine learning are evolving rapidly.  The technologies underlying artificial intelligence and machine learning, and the use of such technologies, are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection and competition laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations, which may vary by jurisdiction. Further, because these technologies are highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of artificial intelligence and machine learning.

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

Index
Any errors or defects in, or failures of, third party software or applications could result in errors or defects in or failures of our food service technology products and services, which could be costly to correct and have a material adverse effect on our reputation, business, financial condition and results of operations.

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals, and any further or future disruption in the businesses or operations of this manufacturer, political, social or economic instability, war, trade restrictions or tariffs, severe weather, changes in climate, additional public health crises and other events out of our control could materially adversely affect our business, financial condition and results of operations.

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

Risks affecting the businesses and operations of our manufacturer in Thailand include: political and regional strife; war; labor shortages; severe weather and natural disasters such as earthquakes, hurricanes, fires, and floods, whether as a result of climate change or otherwise; lengthy power outages; increased pricing, financial instability and capacity constraints of shippers; government imposition of tariffs which may impact the cost or availability of products or components that we purchase; and concerns with or threats of public health crises, contagious diseases or health epidemics.  Tthe risk to our business posed by any disruption in manufacturing is exacerbated by the concentration of substantially all of our manufacturing operations in one manufacturer located in Thailand.

If the contract manufacturer is unable to manufacture our products or continue operating its facilities, as occurred in connection with the COVID-19 pandemic, or if cost increases (as a result of tariffs or otherwise) make continued reliance on the contract manufacturer impractical, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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

Index
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

We cannot ensure we will be able to compete successfully against current or future competitors.  Increased competition may result in price reductions, lower gross profit margins and loss of market share, and could require increased spending on research and development, sales and marketing and customer support.  For example, we believe our largest competitor in the casino and gaming market has resumed supplying product at full capacity which has resulted in a more competitive environment in the casino and gaming market going forward and may cause future downward pricing pressure and a loss of market share that we had gained while the competitor was unable to supply product.  Any such occurrence could negatively impact our worldwide casino and gaming sales.  In addition, some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may include relationships with our software developer.  Any of these factors could reduce our earnings.

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

We launched our BOHA! offering in 2019 and have grown our food service technology significantly since then.  This is still an emerging market that is continually evolving as technology develops to automate back-of-house tasks that were historically performed manually.  This evolving nature of the food service technology market may make it difficult to evaluate our future prospects in this market and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

•	accurately forecast our revenue and plan our operating expenses;

•	increase the number of customers (and retain existing customers and their guests) using our platform;

•	successfully compete with current and future competitors;

•	successfully expand our market presence in existing markets and enter new markets and geographies;

•	maintain and enhance the value of our reputation and brand;

•	develop and maintain strategic relationships with other market participants that provide complementary products;

•	adapt to rapidly evolving trends in the ways our customers interact with technology, including through the use of emerging artificial intelligence and machine learning technologies;

•	timely respond to customer needs with technology developments that enable our products to evolve to meet the changing demands of the marketplace;

•	avoid interruptions or disruptions in our service; and

•	manage the risk of loss relating to food safety issues if there is a failure of our offerings designed to help in part to assure perishable goods are safely preserved;

Risks Related to Our Customers

We are dependent on sales to one large customer; the loss of this customer or reduction in orders from this customer could materially affect our sales.

Casino and gaming sales to Light & Wonder represent a material percentage of our net sales.  A reduction, delay or cancellation in orders from this customer, including reductions or delays due to market, economic, or competitive conditions in the industries in which we serve, could have a material adverse effect upon our results of operations.

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

We sell a significant amount of our products to customers outside the United States. Shipments to international customers are expected to continue to account for a material portion of net sales. In addition, our manufacturer and suppliers are largely located in Thailand.  As a result, our products are largely exported to one of our facilities in the United States, which makes our operations vulnerable to disruptions in trade that could adversely affect our business results.

Index
Our international operations, including our reliance on manufacturers and suppliers located in Thailand, our worldwide sales team, and our sales to customers located outside the United States, expose us to disruptions in trade and other associated risks such as:

•
the imposition of additional duties, tariffs including those imposed by the new U.S. presidential administration), quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate;

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

•
economic or political instability in any of the countries in which we or our manufacturers or suppliers operate, which could result in a reduction in demand for our products or impair our foreign assets;

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

Risks Relating to Global Political and Economic Conditions

We purchase component parts and consumable products from third-party and sole-source suppliers, and any interference with this supply chain may impact our ability to manufacture and sell our products.

We rely on third-party or sole-source suppliers to provide certain key components for our products.  We do not have guaranteed supply contracts with any of our component suppliers, and our suppliers could delay shipments, increase prices or cease manufacturing or selling such components to us at any time, as occurred as a result of such as the shortages in global microchip availability we experienced during much of 2022 and 2023.  These disruptions resulted in delays in delivery of products to customers and similar disruptions in the future could result in additional delays, even if we are able to source components from alternate suppliers.  Supply chain disruptions have, in the past, impacted our ability to maintain sufficient inventory on hand.  As a result, we have paid, and if future disruptions occur we may have to pay in the future, increased shipping charges to expedite our receipt of components and inventory and the delivery of finished products to our customers.  In addition, we have incurred increased costs to obtain certain products and components from alternate suppliers when our usual suppliers did not have products available for us, and we may incur such costs in the future if we need to seek alternate suppliers for any of our components.  Cost increases and component shortages may be exacerbated by events beyond our control, such as changing economic conditions, inflation, currency and commodity price fluctuations, tariffs (including those imposed by the new U.S. presidential administration) trade wars, resource availability, transportation costs, weather conditions and natural disasters, political unrest and instability, war (such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East) and other factors impacting supply and demand pressures.  Recurring or worsening disruptions in the supply chain of such component parts and consumable products could delay our production or release of our new products, cause us to incur additional freight costs and hinder our ability to meet our commitments to customers. If we are unable to obtain sufficient quantity of these components on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources for the components, sales of our products could be delayed or halted entirely or we may have to redesign our products, as we did with certain products in the recent past, to help meet market demand.  In addition, supply chain constraints and the resulting delays affected customer ordering habits and customer demand by leading to a temporary increase in advance orders in 2022 and into 2023.  This resulted in a significant slowdown in customer order and shipment rates in 2024 as customers struggled to sell their on-hand inventory that has continued into 2025 with respect to one significant international casino and gaming customer that has not yet resumed ordering.  Further, there can be no assurance that any cost increases attributable to future supply chain disruptions can be fully offset by price increases, or that we will continue to be able to fulfill orders on time, and continued or prolonged impacts on our supply chain may result in lost sales, reduced gross margins or damage to our end-customer relationships, which would have a material adverse effect on our financial results.

Index
Catastrophic events, political unrest or a downturn in economic conditions may disrupt our business.

Geopolitical events, social unrest, war or the threat of war, including repercussions of the war  between Russia and Ukraine,  the war in the Middle East, conflict between China and Taiwan, terrorism, political instability, acts of public violence, boycotts, labor discord or disruptions, hostilities, pandemics or other public health crises, natural disasters or other catastrophic events may cause damage or disruption to our operations or the operations of our customers, international commerce, and the global economy, and thus could harm our business. In particular, the reactions of governments, markets, and the general public to such events, many of which are beyond our control, may result in a number of adverse consequences for our customers, business, operations, and results of operations.

For example, the continuing war between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, have impacted international trade relations, and resulted in sustained increases in the cost of materials and components.  If this war continues to persist or escalates, this may further disrupt global supply chains and could result in shortages of key materials or components that our suppliers require to satisfy our needs.  Any increases in the cost, or shortages, of raw materials, components or energy may continue to create supply issues that could constrain manufacturing levels for our products.

In addition, based on the complex relationships among China, Hong Kong, Taiwan, and the United States, there is risk that political, diplomatic, and national security influences might lead to trade, technology, or capital disputes, or disruptions that may affect our business or suppliers in Asia. These tensions may be exacerbated by continuing or new sanctions imposed in connection with the Russia–Ukraine war, as there continues to be unwillingness on the part of China to support ongoing or expanded sanctions, which could distance China from its existing trade partners. More recently, both the United States and the European Union have considered imposing sanctions directly on Chinese companies believed to be assisting Russia. Any increase in geopolitical tensions or expansion of sanctions either in Russia or Belarus or against Chinese companies may have a significant negative impact on our business or on the regional or global economy.

In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Any downturn in the economy in general, including the impact of the Russia–Ukraine war and the Middle East war, or in the food service or casino and gaming industries in particular could result in reduced demand for our products and could adversely affect our business and results of operations.  In addition, heightened security measures or responses to hostilities may cause certain governments to restrict the import or export of goods, as has occurred with respect to the export of oil from Russia, which may have an adverse effect on our ability to buy and sell goods or on the cost to obtain components.

Risks Related to Regulations, Taxation, Governance and the Environment

We recorded a full valuation allowance on the value of our net deferred tax assets in the United States, and we expect to maintain that full valuation allowance on such assets until we are able to demonstrate a consistent pattern of profitability.

We currently have deferred tax assets, which may be used to reduce taxable income in the future.  We assess the realization of these deferred tax assets on a quarterly basis, and if we determine that it is more likely than not that some portion of these assets will not be realized, an income tax valuation allowance is recorded.  During the fourth quarter 2024, while undertaking our quarterly assessment, the Company recorded a $7.3 million valuation allowance on the full value of the net deferred tax assets in the United States. We expect to continue to maintain a full tax valuation allowance on such assets until we are able to demonstrate a consistent pattern of profitability.  As a result, we expect to record no income tax expense or benefit during 2025.  We currently have no net deferred tax assets on our consolidated financial statements.

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

Index
Risks Related to our Indebtedness

The agreement governing our credit facility contains restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

On March 3, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) governing a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lendor”).  The Loan Agreement contains a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability, and the ability of any future domestic subsidiary, to:

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

Additionally, the Loan Agreement requires us to comply with a minimum excess availability covenant, which requires excess borrowing availability of at least $750 thousand and the Loan Agreement requires us to maintain outstanding borrowings of at least $3 million in principal amount. The breach of any covenants or obligations in the Loan Agreement, if not otherwise waived or amended, could result in a default under the Loan Agreement and could trigger acceleration of our obligations thereunder and permit the lender to foreclose on the collateral securing our obligations under the Loan Agreement and exercise other rights of secured creditors.

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

Our business is subject to general economic conditions.  Uncertainty or negative trends in U.S. or international economic and investment climates, including the impact of developments in U.S.-China trade relations, as well as economic impacts from the Russia-Ukraine war and the Middle East war, and any continued inflation attributable in part to supply chain disruptions or any other economic factors, could adversely affect our business.  For example, customers or potential customers could reduce or delay orders, key suppliers could become insolvent, which could result in production delays, and our customers may become insolvent or be unable to obtain credit.  Any of these possible effects could impact our ability to effectively manage inventory levels and collect receivables, create unabsorbed costs due to lower net sales, and ultimately decrease our net sales and profitability including write-downs of assets.

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

•	prevailing domestic and international market and economic conditions, and conditions in the industries we serve, including current market volatility, inflation and rising interest rates;

•	adverse business conditions faced by customers, or bankruptcies or store closures of our customers resulting from adverse economic conditions due to inflation or otherwise;

•	changes in our business, operations or prospects;

•	developments in our relationships with our customers or strategic partners;

•	announcements of new products or services by us or by our competitors;

•	announcement or completion of acquisitions by us or by our competitors;

•	changes in existing, or adoption of additional, government regulations;

•	developments or announcements with respect to our strategic review process and the pace of progress with respect to that process, and

•	unfavorable or reduced analyst coverage.

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

Our common stock is traded on the Nasdaq Global Market.  During the year ended December 31, 2024, the average daily trading volume for our common stock as reported by the Nasdaq Global Market was approximately 22,000 shares.  We are uncertain whether a more active trading market in our common stock will develop.  As a result, relatively small trades may have a significant impact on the market price of our common stock, which could increase the volatility and depress the price of our common stock.

Index
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

The Company’s goodwill may become impaired, which could require a significant charge to earnings be recognized.

In accordance with GAAP, we review goodwill at least annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable, including as a result of declines in stock price, market capitalization, reduced future cash flow estimates or slower growth rates in our industry. Future operating results used in the assumptions underlying such as sales or profit forecasts, may not materialize, and the Company may be required to record a significant charge to earnings in the financial statements for the period in which any impairment is determined, resulting in a decrease in our earnings or an increase in our losses in such period and an unfavorable impact on our results of operations.

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

Index
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

We intend to continue to take advantage of certain of the scaled disclosure requirements of smaller reporting companies and may continue to do so until we are no longer a smaller reporting company. We will cease to be a smaller reporting company if we have (i) equal to or greater than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter, (ii) equal to or greater than $100 million in annual revenue for the most recent fiscal year or (iii) less than $100 million in annual revenue for the most recent fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter.  We choose to take advantage of some but not all of these scaled disclosure requirements; therefore, the information that we provide stockholders may be different than one might get from other public companies.

We are also a “non-accelerated filer” within the meaning of Rule 12b-2 promulgated under the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, with respect to management’s assessment of our internal control over financial reporting. Therefore, our internal control over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.

We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and the market price of such shares of common stock may be more volatile.

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

Index
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

Index
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
Our principal facilities as of December 31, 2024 are listed below.  We believe that all facilities generally are in good condition, adequately maintained and suitable for their present and currently contemplated uses.

Location	Operations Conducted	Size (Approx. Sq. Ft.)	Owned or Leased	Lease Expiration Date
Hamden, Connecticut	Executive offices and sales office	11,100	Leased	October 31, 2025
Ithaca, New York	Hardware design and development, assembly and service facility	73,900	Leased	May 31, 2026
Las Vegas, Nevada	Software design and development and casino and gaming sales office	19,600	Leased	November 30, 2025
Doncaster, UK	Sales office and service center	6,000	Leased	August 24, 2026
Macau, China	Sales office	180	Leased	April 30, 2025
		110,780

Item 3.	Legal Proceedings.
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of December 31, 2024, we are not involved in any pending or, to our knowledge, threatened legal proceedings, including legal proceedings contemplated by governmental authorities, the outcome of which we believe would be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.
Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Market under the symbol TACT.  As of February 28, 2025, there were 191 holders of record of the common stock.

Issuer Purchases of Equity Securities
During the fourth quarter of 2024, we did not repurchase any shares of our common stock.

Dividend Policy
The Company does not currently pay cash dividends and does not intend to do so in the foreseeable future.

Sales of Unregistered Securities
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

Recent Developments
The Company’s previously announced strategic review process remains active. Management and the Company’s Board of Directors are focused on the process. The Company is determined to consider any and all options that increase and/or deliver stockholder value. The Company will provide further updates on this process when it determines that additional disclosure is appropriate or required. For information regarding the risks related to the strategic review process, please see Part I, Item 1A, Risk Factors under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses.”

Current Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and the first nine months of 2024. We currently believe all major customers, with the exception of one large international casino and gaming customer, were able to sell through their on-hand inventory and resumed  ordering. Though we expect our overall casino and gaming sales to improve in 2025 compared to 2024, we expect such sales to be somewhat impacted in 2025  until this customer has sold through its inventory on hand. Further, our primary competitor in the casino and gaming market has resumed supplying product at what we believe is their full capacity. The return of this competitor has resulted in some downward pricing pressure in certain geographies of that market which may continue and may negatively impact our worldwide casino and gaming sales. In addition, during 2022 and 2023, we experienced cost increases as a result of supply chain constraints, most of which we have been able to offset by increasing prices of our products. However, pricing pressure has subsequently caused us to lower prices again and there can be no guarantee that we will be able to increase prices sufficiently to offset any future similar cost increases, which generally cannot be predicted, and we may be further impacted by supply chain disruptions, inflation and other global economic conditions that may affect the markets we serve and from which we source our supplies and parts.

In February and March 2025, the U.S. presidential administration began implementing certain orders imposing new tariffs on foreign imports impacting multiple commodities and industries and multiple countries, including Canada and Mexico. In addition, the Canadian and Mexican governments have indicated they may retaliate with tariffs on U.S. goods. While at this time we do not expect any potential tariffs imposed by Canada and Mexico to have a material impact on our business, we are currently monitoring the ongoing trade dispute among the United States, Canada and Mexico and any future potential impact of these tariffs, and any additional tariffs that may be imposed or retaliatory actions that may be taken, and their impact to our business and financial condition.

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

Index
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

Revenue Recognition – Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. The application of GAAP to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, the determination of whether revenues related to our revenue contracts should be recognized over time or at a point in time.  We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our printers, terminals, consumables and replacement parts.  For our warranty, software applications and maintenance agreements, revenue is generally recognized ratably over the contract period. Other significant judgments include contracts that contain multiple performance obligations (most commonly when contracts include a hardware product, software, financing and extended warranties) which require a contract’s transaction price to be allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation.  Both of these determinations impact the timing and amount of our reported revenues and net income and loss.

Accounts Receivable – We have standardized credit granting and review policies and procedures for all customer accounts, including: credit reviews of all new customer accounts; ongoing credit evaluations of current customers; credit limits and payment terms based on available credit information; and adjustments to credit limits based upon payment history and the customer’s current creditworthiness.  We also provide an estimate for expected credit losses based on an expected loss methodology which considers a broad range of information to estimate expected credit losses, including historical information, current economic conditions and a reasonable forecast period.  Our reserve for expected credit losses as of December 31, 2024 was $0.5 million, or 7.0% of outstanding trade accounts receivable, which we believe is appropriate considering the overall quality of our accounts receivable.  Although credit losses have historically been within expectations and the reserves established, there is no assurance that our credit loss experience will continue to be consistent with historical experience.  While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

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

As of December 31, 2024, upon the completion of our annual assessment for impairment, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of the Company was substantially higher than our carrying value.

We have evaluated the recoverability of the assets on our Consolidated Balance Sheet as of December 31, 2024 in accordance with relevant authoritative accounting literature. We have considered the effects caused by the global supply chain disruptions, inflation and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities.  Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Form 10-K and reflected accordingly in the accompanying consolidated financial statements.

Index
Income Taxes – We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  In preparing our Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Among other things, this provision prescribes a minimum recognition threshold that an income tax position must meet before it is recorded in the reporting entity’s financial statements. It also requires that the effects of such income tax positions be recognized only if, as of the balance sheet reporting date, it is “more likely than not” (i.e., more than a 50% likelihood) that the income tax position will be sustained based solely on its technical merits.  When making this assessment, management must assume that the responsible taxing authority will examine the income tax position and have full knowledge of all relevant facts and other pertinent information.  The accounting guidance also clarifies the method of accruing for interest and penalties when there is a difference between the amount claimed, or expected to be claimed, on a company’s income tax returns and the benefits recognized in the financial statements.  This involves estimating the actual current tax exposure together with assessing temporary differences between the tax basis of certain assets and liabilities and their reported amounts in the financial statements, as well as net operating losses, tax credits and other carryforwards.  These differences result in deferred tax assets and liabilities, which are reflected in our Consolidated Balance Sheets.  We then assess the likelihood that the deferred tax assets will be realized from future taxable income.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence.  Positive evidence includes factors such as a history of profitable operations and, projections of future profitability within the carryforward period, including any potential tax planning strategies.  Negative evidence includes items such as cumulative losses and projections of future losses.  Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance.  Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.  Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

In 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States.  After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that TransAct will realize the tax benefit of these deferred tax assets. This was mainly driven by a cumulative taxable loss over the previous three fiscal years (2022 through 2024) combined with a near term outlook of future taxable losses.  The need for this valuation allowance will be assessed on a quarterly basis in future periods and, as a result, a portion, or all of the allowance, may be reversed based on changes in facts and circumstances.

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

Index
Results of Operations: Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales.  Net sales, which include printer, terminal and software sales as well as sales of replacement parts, consumables and maintenance and repair services, by market for the years ended December 31, 2024 and 2023 are detailed in the below table.

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Food service technology	$16,101	37.1%	$16,308	22.5%	$(207)	(1.3%)
POS automation	3,361	7.8%	6,922	9.5%	(3,561)	(51.4%)
Casino and gaming	20,348	46.9%	41,192	56.7%	(20,844)	(50.6%)
TSG	3,574	8.2%	8,209	11.3%	(4,635)	(56.5%)
	$43,384	100.0%	$72,631	100.0%	$(29,247)	(40.3%)

International*	$9,899	22.8%	$14,571	20.1%	$(4,672)	(32.1%)

*	International sales do not include sales of products to domestic distributors or other customers who in turn ship those products to international destinations.

Net sales for 2024 decreased $29.2 million, or 40%, from 2023.  Printer, terminal and other hardware sales volume decreased by 47% to approximately 79,000 units for 2024, driven by large unit volume decreases across all markets, including a 50% decrease in unit volume from the casino and gaming market, a 42% decrease in unit volume in the POS automation market and a 20% hardware unit volume decrease in our FST market. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware increased approximately 1% during 2024 compared to 2023 due to general inflationary pressures.

International sales for 2024 decreased $4.7 million, or 32%, compared to 2023 predominantly due to lower sales in our casino and gaming market.

Food service technology (“FST”). Our primary offering in the food service technology market is our line of BOHA! products, the BOHA! product suite combines our latest generation terminal or workstation, which include one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and the more recently launched Terminal 2 combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, and nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants, convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services. Sales of our worldwide food service technology products for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Domestic	$14,719	91.4%	$15,159	93.0%	$(440)	(2.9%)
International	1,382	8.6%	1,149	7.0%	233	20.3%
	$16,101	100.0%	$16,308	100.0%	$(207)	(1.3%)

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Hardware	$5,319	33.0%	$5,170	31.7%	$149	2.9%
Software, labels and other recurring revenue	10,782	67.0%	11,138	68.3%	(356)	(3.2%)
	$16,101	100.0%	$16,308	100.0%	$(207)	(1.3%)

Index
Sales in food service technology decreased 1% in 2024 compared to 2023 driven by a 3% decrease in sales of BOHA! software, labels and other recurring revenue, partially offset by a 3% increase in hardware sales. Despite the loss of a significant customer (as further explained below) FST software, labels and recurring revenue experienced only a slight decline of 3% due to the growth of the installed base of BOHA! Terminal 2.  Hardware sales increased largely due to increased sales of our BOHA! Terminal 2.  Hardware sales were also impacted by a 94% decrease in sales of our AccuDate 9700 terminals which we discontinued at the end of 2023 and 77% lower sales of our legacy BOHA! Terminal (including those of the lost customer explained further below).  These decreases were more than offset by strong sales of our BOHA! Terminal 2 (that replaced the original BOHA! Terminal) to a large international QSR customer as well as increased sales of Workstations.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! Terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $4.0 million in 2023 and $0.9 million in 2024.  We did not have any hardware sales, and minimal label and software sales, to this customer in the third and fourth quarters of 2024, but we expect to continue to service a small percentage of ongoing units and may have some additional sales to this customer in the future.

We expect FST revenue to be higher in 2025 than in 2024 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of labels and subscription software revenue from our labeling software application).

POS automation. Revenue from the POS automation market includes sales of our Ithaca 9000 thermal printer used primarily by McDonald’s, and to a much lesser extent, other quick-service restaurants located either at the checkout counter or within self-service kiosks to print receipts for consumers or print liner-less labels.  Sales of our worldwide POS automation products for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Domestic	$3,361	100.0%	$6,805	98.3%	$(3,444)	(50.6%)
International	--	--	117	1.7%	(117)	(100.0%)
	$3,361	100.0%	$6,922	100.0%	$(3,561)	(51.4%)

The decrease in POS automation revenue in 2024 compared to 2023 was driven by a 51% decrease in domestic sales largely due to unusually high sales during 2023, as we increased production and began to fulfill our large backlog of sales orders following supply chain slowdowns in 2022.  During 2024, we experienced renewed competitive pressure that has resulted in a return to a more normalized level of sales as well as a reduction in our average selling prices

We expect POS automation sales to be lower in 2025 compared to 2024 as we expect to continue to face competitive pressure in this market.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  Revenue from this market also includes royalties related to our patented casino and gaming technology. In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution (including annual software maintenance), that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine.  Sales of our worldwide casino and gaming products for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Domestic	$12,522	61.5%	$28,715	69.7%	$(16,193)	(56.4%)
International	7,826	38.5%	12,477	30.3%	(4,651)	(37.3%)
	$20,348	100.0%	$41,192	100.0%	$(20,844)	(50.6%)

The 56% decrease in domestic sales of our casino and gaming products during 2024 compared to 2023 was primarily due to a 50% decrease in sales unit volume. Sales during 2023 were unusually high due to our largest competitor’s inability to supply product to customers as a result of supply chain issues.  In addition, entering 2024, many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023. As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory.  In addition, we believe our sales in the second half of 2024 were impacted by softness in overall demand in the industry.

Index
International sales of our casino and gaming products decreased 37% during 2024 compared to 2023.  Similar to our domestic customers, our international customers also began to slow their order rates in late 2023 and continuing through 2024 due to higher-than-normal inventory levels and in response to softness in overall demand in the industry.

As of the end of 2024, we believe all our major casino and gaming customers have worked through the majority of their on-hand inventory and have begun to order again, with the exception of one large international customer.  In addition, we expect the demand softness we experienced in the worldwide casino and gaming market in late 2024 to begin to improve in 2025.  As a result, we expect our casino and gaming sales to be higher in 2025 compared to 2024.

TSG: Revenue generated by TSG includes sales of consumable products (POS receipt paper and ribbons for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges.  Sales in our worldwide TSG market for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended		Year Ended
(In thousands, except percentages)	December 31, 2024		December 31, 2023		$ Change	% Change
Domestic	$2,883	80.7%	$7,381	89.9%	$(4,498)	(60.9%)
International	691	19.3%	828	10.1%	(137)	(16.5%)
	$3,574	100.0%	$8,209	100.0%	$(4,635)	(56.5%)

The large decrease in domestic revenue from TSG during 2024 as compared to 2023 resulted primarily from a 75% decrease in sales of replacement parts and accessories.  During 2023, we experienced unusually high sales of approximately $4.1 million from the final purchases of spare parts for our legacy lottery printer that did not repeat in 2024.  We do not expect any future sales of these spare parts. Also contributing to the decline was a 57% decrease in consumable sales as we are no longer focused on these legacy products (POS paper and ribbons)  and expect to cease selling these products by the end of 2025.

Internationally, TSG revenue decreased 17% during 2024 compared to 2023, due primarily to a decline in sales of replacement parts and accessories to international casino and gaming customers.

We expect TSG sales to be somewhat lower in 2025 compared to 2024 as we expect to cease selling our legacy consumable products by the end of 2025.

Gross Profit.  Gross profit information for the years ended December 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$21,482	$38,400	(44.1%)	49.5%	52.9%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and our line of BOHA! products and royalty payments to third-parties, including to the third party licensor of our food service technology software products.  Gross profit decreased $16.9 million, or 44%.  Gross margin also decreased 340 basis points to 49.5% in 2024 compared to 52.9% in 2023. Both gross profit and gross margin declined primarily due to a 40% decline in overall sales including a 51% decline in sales of higher margin casino and gaming printers.  Gross margin for 2024 was also impacted by competitive price adjustments.

We expect gross margin for 2025 to be in the mid 40% to high 40% range.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development information for the years ended December 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$6,977	$9,442	(26.1%)	16.1%	13.0%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contracted software development expenses including those to the third party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $2.5 million, or 26%, in 2024 compared to 2023 due to cost reduction initiatives taken during the latter part of 2023, and in the second quarter of 2024, including a reduction of contracted software development expenses. We expect engineering, design and product development expenses to be higher in 2025 compared to 2024 due to typical inflationary and cost of living increases in such expenses.

Index
Operating Expenses - Selling and Marketing.  Selling and marketing information for the years ended December 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$8,195	$9,934	(17.5%)	18.9%	13.7%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce and other promotional marketing expenses.  Selling and marketing expenses decreased $1.7 million, or 18%, during 2024 compared to 2023 primarily due to cost reduction initiatives, including reduced headcount, trade show and other marketing expenses.  We expect selling and marketing expenses for 2025 to increase compared to 2024 due to typical inflationary and cost of living increases as well incremental costs we expect to incur related to programs to further improve and refine our go-to-market strategy.

Operating Expenses - General and Administrative.  General and administrative information for the years ended December 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales - 2024	Total Sales - 2023
$9,936	$13,318	(25.4%)	22.9%	18.3%

General and administrative expenses primarily include salaries, incentive compensation, and other payroll-related expenses for our Chief Executive Officer, Chief Financial Officer, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, and other expenses related to being a publicly traded company.  General and administrative expenses decreased $3.4 million, or 25%, during 2024 compared to 2023 due in large part to a $1.5 million severance charge incurred in 2023 related to the resignation of the Company’s former Chief Executive Officer in April 2023, as well as expense reduction initiatives we commenced in the third quarter of 2023 and in the second quarter of 2024. We expect general and administrative expenses to increase in 2025 compared to 2024 due to typical inflationary and cost or living increases combined with higher expected incentive and share-based compensation expense (both largely performance-based).

Operating (Loss) Income.  Operating (loss) income information for the years ended December 31, 2024 and 2023 is summarized below (in thousands, except percentages):

Year Ended December 31,		Percent	Percent of	Percent of
2024	2023	Change	Total Sales – 2024	Total Sales – 2023
$(3,626)	$5,706	(163.5%)	(8.4%)	7.9%

Our operating income decreased $9.3 million, or 164%, during 2024 compared to 2023 as a $16.9 million or 44% decrease in gross profit on 40% lower sales, was partially offset by a $7.6 million or 23% decrease in operating expenses (including the $1.5 million severance charge in 2023 discussed above in “General and Administrative”) in 2024 compared to 2023.

Interest, net.  We recorded net interest income of $147 thousand in 2024 compared to net interest expense of $255 thousand in 2023. During 2023 and 2024, we incurred interest expense related to minimum borrowings required pursuant to the Siena Credit Facility. Following the November 2024 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $3 million in principal amount, an increase from $2.25 million prior to the amendment.  See Note 9 – Borrowings to the accompanying consolidated financial statements. In addition, during 2024 we earned more interest income than in 2023 due to higher levels of invested cash on hand.

Other, net.  We recorded other expense of $89 thousand in 2024 compared to other income of $452 thousand in 2023.  The other expense for 2024 is related to higher foreign exchange losses recorded by our UK subsidiary during 2024. During the fourth quarter of 2023, we completed an asset sale of our Printrex product line (essentially inventory on-hand) and recorded a non-operating gain of approximately $426 thousand.  Prior to this sale, the last TransAct sales of Printrex products occurred in 2021.

Income Taxes.  We recorded income tax expense in 2024 of $6.3 million at an effective tax rate of (176.4%), compared to income tax expense in 2023 of $1.2 million at an effective tax rate of 19.6%.  The effective tax rate for 2024 was unusually high due to an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset as more fully described below (See Note 11 – Income taxes in the Consolidated Financial Statements).

Net (Loss) Income.  As a result of the above, we reported a net loss for the year ended December 31, 2024 of $9.9 million, or ($0.99) per diluted share, compared to net income of $4.7 million, or $0.47 per diluted share in 2023.

Index
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities.  Significant factors affecting the management of liquidity are cash flows from operating activities, capital expenditures, access to bank lines of credit and our ability to attract long-term capital with satisfactory terms.

Internal cash generation together with currently available cash and cash equivalents, available borrowing facilities and an ability to access credit lines at market-competitive rates, if needed, are expected to be sufficient to fund operations, capital expenditures, and any increase in working capital that would be required to accommodate our anticipated level of business activity for the 2025 fiscal year and beyond.

During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third-party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We estimated annual cost savings from these initiatives to be approximately $3.0 million and we realized the full savings from these actions in 2024.. We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and are expected to be approximately $2.0 million on an annualized basis. Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as supply chain disruptions and inflation are sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.  See Part I, Item 1A, Risk Factors, of this Form 10-K for further discussion of risks related to global economic conditions, supply chain disruptions and inflation.

Cash Flow
During 2024, our cash balance increased $2.1 million, or 16% (versus an increase of $4.4 million in 2023) due primarily to operating activities, including a reduction in accounts receivable of $3.3 million and a reduction of inventory of $1.6 million.  Financing activities also provided a net increase in cash of $0.6 million due to the increase in bank borrowings required by Amendment No. 4 to the Siena Loan and Credit Facility Agreement signed on November 20, 2024 (see further detail in “Credit Facility and Borrowings” section below).  We had $14.4 million in cash and cash equivalents as of December 31, 2024, of which $168 thousand was held by our UK subsidiary.

Operating activities: The following significant factors primarily affected our cash provided by operating activities of $1.8 million in 2024 as compared to cash provided by operating activities of $5.5 million in 2023.

For 2024:

•	We reported a net loss of $9.9 million.
•	We recorded depreciation and amortization of $1.0 million and share-based compensation expense of $1.2 million.
•	We recorded a decrease in our net deferred tax assets of $6.3 million due to an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset
•	Accounts receivable decreased $3.3 million primarily due to lower sales volume in 2024.
•
Inventories decreased $1.6 million primarily due to lower sales volume in 2024.  We expect inventories to continue to decline in 2025 due to an inventory reduction program we put into place in the latter part of 2024.

•	Accrued liabilities and other liabilities decreased $1.8 million due to lower employee bonus and payroll accruals in 2024 compared to 2023.

For 2023:

•	We reported net income of $4.7 million.
•	We recorded depreciation and amortization of $1.5 million and share-based compensation expense of $0.9 million.
•	We recorded a decrease in our deferred tax assets of $1.0 million due to our net income in 2023.
•	Accounts receivable decreased $4.2 million primarily due to decreased sales volume during the fourth quarter of 2023.
•
Inventories increased $5.7 million primarily due to strategic purchases, including initial stocking orders related to the launch of BOHA! Terminal 2 and Epic TR80 in the fourth quarter of 2023, and declining sales during the four quarters in 2023.

•	Accounts payable used $3.0 million in cash due to increased inventory purchases and the timing of cash disbursements.

Investing activities:  Our capital expenditures were $0.3 million and $0.9 million in 2024 and 2023, respectively.  Expenditures for both years were related to new product tooling and computer and networking equipment.

Financing activities:  Financing activities provided $0.6 million of cash in 2024 due primarily to proceeds received from the increase in the required minimum borrowings on our Siena Credit Facility while the use of cash of $0.1 million in 2023 related to withholding taxes paid on stock issuances.

Index
Resource Sufficiency
Over the past two years, we have been impacted by global supply chain issues, increased shipping costs, increased interest rates and inflationary pressures.  After experiencing lingering effects of the COVID-19 pandemic through 2022, our operating results and operating cash flow improved significantly during 2023 due largely to certain competitors’ inability to supply products in both the POS automation and casino and gaming markets.  In late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. Given the continued uncertainty related to the impact of external factors on the food service and casino industries, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our Siena Credit Facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months.  Notwithstanding this belief, the ultimate impact of current global economic pressures and uncertainty relating to tariffs, inflationary pressures and market instability is unknown.

Credit Facility and Borrowings
On March 13, 2020, we entered into the Loan and Security Agreement (the “Loan Agreement”) governing a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023, prior to being extended, as discussed below. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Loan Agreement. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through December 31, 2024, we remained in compliance with our excess availability covenant.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (“Siena Credit Facility Amendment No. 2”) to the Loan Agreement as amended by Siena Credit Facility Amendment No. 1. Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with Siena Credit Facility Amendment No. 2. Siena Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans. Among other changes, Siena Credit Facility Amendment No. 2 extended the maturity date from March 13, 2023 to March 13, 2025. In addition, the Amended Fee Letter required the Company to maintain outstanding borrowings of at least $2.25 million in principal amount or, during any period during which the Lender had control of the Company’s deposit account in accordance with the Loan Agreement, as amended by Siena Credit Facility Amendment No. 2, to pay interest on at least $2,250,000 in principal amount of outstanding borrowings, whether or not such amount of loans was actually outstanding.

On May 1, 2023, the Company and the Lender agreed to a letter amendment (Amendment No. 3) to the Loan Agreement. Prior to such amendment, Section 7.1(m) of the Loan Agreement required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender. This amendment confirmed that Mr. John Dillon, the Company’s current Chief Executive Officer, is an acceptable successor, and applied the same requirement to any future successor to Mr. Dillon as Chief Executive Officer.

On November 30, 2024, the Company and the Lender entered into Amendment No. 4 (“Siena Credit Facility Amendment No. 4”) to the Loan Agreement.  The changes to the Loan Agreement provided for in Siena Credit Facility Amendment No. 4 include, among other things, the extension of the maturity date from March 13, 2025 to March 31, 2027. Also on November 20, 2024, the Company and the Lender entered into a Second Amended and Restated Fee Letter (the “Second Amended Fee Letter”) in connection with Siena Credit Facility Amendment No. 4.  The Second Amended Fee Letter increases the minimum borrowing amount from $2.25 million to $3.0 million, such that the Company is required to either maintain outstanding borrowings of at least $3,000,000 in principal amount, or during any period during which the Lender has control of the Company’s deposit account in accordance with the Loan Agreement, as amended through Siena Credit Facility Amendment No. 4, to pay interest on at least $3,000,000 principal amount of loans, whether or not such amount of loans is actually outstanding. The Second Amended Fee Letter also extends the dates before which a prepayment and termination of the Loan Agreement requires the Company to pay to the Lender an early payment/termination premium, providing for (i) a two percent premium for prepayment on or prior to March 31, 2025, (ii) a one percent premium for prepayment from April 1, 2025 through March 31, 2026, and no premium for prepayment thereafter.

As of December 31, 2024, we had $3.0 million of outstanding borrowings under the Siena Credit Facility and $3.2 million of net borrowing capacity available under the Siena Credit Facility.

As stated above, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash and continue to evaluate alternative sources of funding as necessary.

Index
Stock Repurchase Program
During 2024 and 2023, we did not repurchase any shares of our common stock.

Shareholders’ Equity
Shareholders’ equity decreased $8.8 million, or 22%, to $30.6 million at December 31, 2024 from $39.4 million at December 31, 2023.  The decrease was primarily due to a net loss of $9.9 million in 2024, including a $7.3 million write down of the deferred income tax asset, partially offset by share-based compensation expense related to stock awards of $1.2 million (net of withholding taxes paid by relinquishment of shares) in 2024.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of
December 31, 2024. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2024. Our management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, TransAct maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(a)	None
(b)
During the fourth quarter of 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Set forth in Part I, Item 1. Business of this Form 10-K, under the heading “Information about our Executive Officers,” is certain information regarding our executive officers, and information regarding our code of ethics is set forth below.  The remaining information in response to this item is incorporated herein by reference to the disclosure, if any; that will be contained, as applicable, under the headings “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Director Nomination Process,” “Corporate Governance – Committees of the Board” and “Executive Compensation – Insider Trading Policy” in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of the year covered by this Form 10-K.

Code of Ethics
We maintain a Standards of Business Conduct and Code of Ethics (“Standards of Business Conduct”) that includes our code of ethics that is applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller.  Our Standards of Business Conduct, which require continued observance of high ethical standards, such as honesty, integrity and compliance with the law in the conduct of our business, are available for public access on our website at https://transacttech.gcs-web.com/governance/documents-charters.  Any person may request a copy of our Standards of Business Conduct free of charge by calling (203) 859-6800.  We will disclose on our website at https://transacttech.gcs-web.com/governance/documents-charters any amendment to or waiver of a provision of the Standards of Business Conduct as may be required and within the time period specified under the applicable SEC and Nasdaq rules.

Item 11.	Executive Compensation.
The information in response to this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at 2024 Fiscal Year-End,” “Potential Payments Upon Termination or Change in Control,” “Pay Versus Performance,” and “Director Compensation for Fiscal Year 2024” and is incorporated herein by reference.

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

Equity Compensation Plan Information
Information regarding our equity compensation plans as of December 31, 2024 is as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
2005 Equity Incentive Plan	–	$–	–
2014 Equity Incentive Plan	1,753,678	8.41	655,672
Total	1,753,678	$8.41	655,672

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (No. 333-06895) filed with the SEC on August 1, 1996).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 13, 2024).
10.1(x)	2005 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on June 1, 2005).
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

10.10(x)
Severance Agreement by and between TransAct Technologies Incorporated and Brent Richtsmeier, dated as of January 1, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 15, 2023).

10.11(x)*	Severance Agreement by and between TransAct and Tracey S. Winslow, dated as of December 22, 2023.
10.12(x)*	Severance Agreement by and between TransAct and William J. DeFrances, dated as of August 3, 2022.

Index
10.13(x)
Executive Employment Agreement by and between TransAct Technologies Incorporated and John M. Dillon, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 6, 2024).

10.14(x)
Executive Employment Agreement by and between TransAct Technologies Incorporated and Steven A. DeMartino, dated as of September 4, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on September 6, 2024).

10.15
Lease Agreement between Bomax Properties, LLC and TransAct, dated July 18, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 13, 2024).

10.16
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

10.19*	Amendment No. 4 to Lease Agreement between Bomax Properties, LLC and TransAct, dated July 15, 2022.
10.20
Amendment No. 5 to Lease Agreement between Bomax Properties, LLC and TransAct, dated May 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 9, 2024).

10.21
Lease Agreement by and between Las Vegas Airport Properties LLC and TransAct dated December 2, 2004 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2005).

10.22
First Amendment to Lease Agreement by and between CIP Hughes Center LLC and TransAct dated August 24, 2009 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2010).

10.23
Second Amendment to Lease Agreement by and between The Realty Associates Fund IX LP and TransAct dated June 30, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on August 7, 2015).

10.24
Lease Agreement by and between 2319 Hamden Center I, L.L.C. and TransAct dated November 27, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 15, 2007).

10.25
First Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct dated January 3, 2017 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 16, 2017).

10.26
Second Amendment to Lease by and between 2319 Hamden Center I, L.L.C. and TransAct Technologies dated April 30, 2021 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 13, 2021).

10.27
Loan and Security Agreement, dated as of March 13, 2020, among Siena Lending Group LLC, TransAct Technologies Incorporated and the other Loan Parties from time to time party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 000-21121) filed with the SEC on May 22, 2020).

10.28
Amendment No. 1 To Loan and Security Agreement, dated as of July 21, 2021, among Siena Lending Group and TransAct Technologies Incorporated (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 26, 2021)

10.29
Amendment No. 2 To Loan and Security Agreement, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

10.30
Amended and Restated Fee Letter, dated as of July 19, 2022, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on July 25, 2022).

10.31
Letter Amendment, dated May 1, 2023, to Loan and Security Agreement between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on May 4, 2023).

Index
10.32
Amendment No. 4 To Loan and Security Agreement, dated as of November 20, 2024, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 21,2024).

10.33
Second Amended and Restated Fee Letter, dated as of November 20, 2024, between Siena Lending Group LLC and TransAct Technologies Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on November 21, 2024).

10.34†
Master License Agreement dated February 22, 2019 and amendments thereto (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

10.35†
Master Development and License Agreement dated July 20, 2018 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).

19*	TransAct Technologies Incorporated Insider Trading Policy.
21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 12, 2021).
23.1*	Consent of Marcum LLP.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
TransAct Technologies Incorporated Clawback Policy in the Event of a Financial Restatement (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (SEC File No. 000-21121) filed with the SEC on March 13, 2024).

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

Date: March 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Dillon	Chief Executive Officer and Director	March 24, 2024
John M. Dillon	(Principal Executive Officer)

/s/ Steven A. DeMartino	President, Chief Financial Officer, Treasurer and Secretary	March 24, 2024
Steven A. DeMartino	(Principal Financial Officer)

/s/ William J. DeFrances	Vice President and Chief Accounting Officer	March 24, 2024
William J. DeFrances	(Principal Accounting Officer)

/s/ Haydee Ortiz Olinger	Chair of the Board	March 24, 2024
Haydee Ortiz Olinger

/s/ Audrey P. Dunning	Director	March 24, 2024
Audrey P. Dunning

/s/ Daniel M. Friedberg	Director	March 24, 2024
Daniel M. Friedberg

/s/ Randall S. Friedman	Director	March 24, 2024
Randall S. Friedman

/s/ Emanuel P. N. Hilario	Director	March 24, 2024
Emanuel P. N. Hilario

Index
TRANSACT TECHNOLOGIES INCORPORATED

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
TransAct Technologies Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransAct Technologies Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

Index
A majority of the Company’s excess and obsolete inventory reserve relates to excess quantities of products, based on the Company’s inventory levels and future product purchase commitments compared to assumptions relating to future demand and market conditions. As of December 31, 2024, the Company’s consolidated inventories balance was $16.161 million.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others,

•
Obtained an understanding of the Company’s accounting policy related to inventory, specifically as it relates to the excess and obsolete inventory reserve and ensure it is relevant to the accounting standards and consistent applied to prior periods;

•	Recalculated the inventory reserve based on the Company's policy and our knowledge obtained above. Ensure mathematical accuracy and test the computations for a sample of inventory items;
•
Evaluated management’s methodology and process for developing the excess and obsolete inventory reserve, including estimating assumptions related to future product demand based on historical usage and current market conditions;

•
Tested management’s calculation of the excess and obsolete inventory reserve, which included evaluating the completeness and accuracy of underlying data used by management in the calculation, principally inputs such as actual usage and management’s determination of future estimated consumption of inventory and comparing them to historical amounts;

•	Performed observation of inventory at various Company locations to ensure the quantities are in working order and identify damaged or poor conditioned inventory.

Evaluation of the Realizability of Deferred Tax Assets

As described in Note 2 to the consolidated financial statements, the income tax amounts are accounted for under the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

As described in Note 11 to the consolidated financial statements, at December 31, 2024, the Company had deferred tax assets of $8.3 million. These deferred tax assets consist primarily deductible temporary differences related to $3.7 million of capitalized R&D expenses, $0.9 million of R&D credit carryforward, $0.85 million of stock compensation expense, $1 million for inventory reserves and $1.2 million in net operating losses. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. To the extent that the Company believes realization is not likely, the Company has established a valuation allowance.

Index
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, specifically projected revenue growth rates, over the periods in which those temporary differences become deductible.

The following are the primary procedures we performed to address this critical audit matter.

•
Reviewed the Company’s overall tax position by reviewing its income tax returns and related provision and deferred tax analysis. This allowed us to understand the nature and timing that has led to the recognition of these deferred tax assets;

•
Evaluated the Company’s process to assess the “more likely than not” scenario and review the Company’s position paper on its deferred tax position including our evaluation of their negative factors and positive factors related to the assessment;

•	Reviewed and recalculated the company’s analysis of the deferred tax calculation to ensure accuracy in the schedule and ensure that the Company has reflected the current tax laws and regulations;
•
Evaluated the timing and impact of the reversal of the deferred tax liabilities and how they impact or utilized the deferred tax assets. We considered the Company’s historical profitability trends and cumulative profits over a reasonable period of time;

•
Evaluated the Company’s projected revenue and net income (loss) growth rates used to project future taxable income by comparing them to (1) historical and projected growth rates of peer entities and (2) historical growth rates of the Company.

•
Performed a sensitivity analysis to assess the impact of reasonably possible changes in the projected future taxable income, including changes to projected revenue growth rates, on the Company’s determination of the realizability of deferred tax assets.

/s/Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2020.

Hartford, Connecticut
March 24, 2025

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$14,394	$12,321
Accounts receivable, net of allowance for expected credit losses of $474 and $768	6,507	9,824
Inventories	16,161	17,759
Prepaid income taxes	401	322
Other current assets	899	773
Total current assets	38,362	40,999

Fixed assets, net of accumulated depreciation of $19,468 and $18,646	1,818	2,421
Right-of-use assets, net	1,141	1,602
Goodwill	2,621	2,621
Deferred tax assets	–	6,304
Intangible assets, net of accumulated amortization of $1,606 and $1,518	–	88
Other assets	92	163
	5,672	13,199
Total assets	$44,034	$54,198

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$2,250
Accounts payable	4,569	4,431
Accrued liabilities	3,253	4,947
Lease liabilities	955	929
Deferred revenue	1,107	1,079
Total current liabilities	12,884	13,636

Deferred revenue, net of current portion	246	209
Lease liabilities, net of current portion	231	720
Other liabilities	40	219
	517	1,148
Total liabilities	13,401	14,784

Commitments and contingencies (see Notes 9 and 15)

Shareholders’ equity:
Preferred stock, $0.01 value, 4,800,000 authorized, none issued and outstanding	–	–
Preferred stock, Series A, $0.01 par value, 200,000 authorized, none issued and outstanding	–	–
Common stock, $0.01 par value, 20,000,000 authorized at December 31, 2024 and 2023; 14,068,049 and 14,003,653 shares issued; 10,023,207 and 9,958,811 shares outstanding, at December 31, 2024 and 2023, respectively	141	140
Additional paid-in capital	58,141	57,055
Retained earnings	4,515	14,378
Accumulated other comprehensive loss, net of tax	(54)	(49)
Treasury stock, 4,044,842 shares, at cost	(32,110)	(32,110)
Total shareholders’ equity	30,633	39,414
Total liabilities and shareholders’ equity	$44,034	$54,198

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023

Net sales	$43,384	$72,631
Cost of sales	21,902	34,231

Gross profit	21,482	38,400

Operating expenses:
Engineering, design and product development	6,977	9,442
Selling and marketing	8,195	9,934
General and administrative	9,936	13,318
	25,108	32,694

Operating (loss) income	(3,626)	5,706
Interest and other income (expense):
Interest expense	(322)	(310)
Interest income	469	55
Other, net	(89)	452
	58	197

(Loss) income before income taxes	(3,568)	5,903
Income tax expense	(6,295)	(1,155)
Net (loss) income	$(9,863)	$4,748

Net (loss) income per common share:
Basic	$(0.99)	$0.48
Diluted	$(0.99)	$0.47

Shares used in per-share calculation:
Basic	9,997	9,951
Diluted	9,997	10,021

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2024	2023

Net (loss) income	$(9,863)	$4,748
Foreign currency translation adjustment, net of tax	(5)	30

Comprehensive (loss) income	$(9,868)	$4,778

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity
Balance, December 31, 2022	9,911,883	$139	$56,282	$9,630	$(32,110)	$(79)	$33,862
Issuance of common stock from exercise of stock options	1,875	–	–	–	–	–	–
Issuance of common stock on restricted stock units	58,705	1	–	–	–	–	1
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(13,652)	–	(87)	–	–	–	(87)
Share-based compensation expense	–	–	860	–	–	–	860
Foreign currency translation adjustment, net of tax	–	–	–	–	–	30	30
Net income	–	–	–	4,748	–	–	4,748
Balance, December 31, 2023	9,958,811	140	57,055	14,378	(32,110)	(49)	39,414
Issuance of common stock on restricted stock units	74,995	1	–	–	–	–	1
Relinquishment of stock awards and deferred stock units to pay withholding taxes	(10,599)	–	(71)	–	–	–	(71)
Share-based compensation expense	–	–	1,157	–	–	–	1,157
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(5)	(5)
Net loss	–	–	–	(9,863)	–	–	(9,863)
Balance, December 31, 2024	10,023,207	$141	$58,141	$4,515	$(32,110)	$(54)	$30,633

See accompanying notes to Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,863)	$4,748
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	1,157	860
Depreciation and amortization	1,037	1,489
Deferred income taxes	6,304	1,020
Foreign currency transaction losses (gains)	89	(30)
Changes in operating assets and liabilities:
Accounts receivable	3,315	4,248
Employee retention credit receivable	–	1,500
Inventories	1,607	(5,658)
Prepaid income taxes	(80)	(322)
Other current and long-term assets	(43)	(10)
Accounts payable	149	(2,988)
Accrued liabilities and other liabilities	(1,811)	650
Net cash provided by operating activities	1,861	5,507

Cash flows from investing activities:
Capital expenditures	(322)	(901)
Net cash used in investing activities	(322)	(901)

Cash flows from financing activities:
Proceeds from bank borrowings	750	–
Withholding taxes paid on stock issuance	(71)	(87)
Payment of bank financing costs	(45)	–
Net cash provided by (used in) financing activities	634	(87)

Effect of exchange rate changes on cash and cash equivalents	(100)	(144)

Increase in cash and cash equivalents	2,073	4,375
Cash and cash equivalents, beginning of period	12,321	7,946
Cash and cash equivalents, end of period	$14,394	$12,321

Supplemental cash flow information:
Interest paid	$272	$268
Income taxes paid	499	160
Non-cash capital expenditures	9	23

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

After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Consolidated Financial Statements included in this Annual Report on Form 10-K (this “Form 10-K”) were issued, including consideration of the actions taken to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following such issuance date.

Use of Assumptions and Estimates
Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, interest rates, capital expenditures and other operating costs. Our current assumption is that consumer traffic will continue to remain strong ay casinos and restaurants during 2025. We cannot predict the ultimate impact of the current economic environment, including inflation, interest rates and supply chain disruptions on our customers, which may impact sales. We believe that we are positioned to withstand the impact of any potential economic downturn and we would be able to take additional financial and operational actions to cut costs and/or increase liquidity.

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

We will cease to be a smaller reporting company if we have (i) equal to or greater than $250 million in market value of our shares held by non-affiliates as of the last business day of our second fiscal quarter, (ii) equal to or greater than $100 million in annual revenue for the most recent fiscal year or (iii) less than $100 million in annual revenue for the most recent fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter.

Index
2. Summary of significant accounting policies

Principles of consolidation: The accompanying Consolidated Financial Statements include the audited Consolidated Financial Statements of TransAct and its wholly-owned subsidiaries, which require consolidation, after the elimination of intercompany accounts, transactions and unrealized profit.

Certain amounts for prior years have been reclassified to conform to the current year presentation.

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

The following table summarizes the activity recorded in the allowance for expected credit losses related to accounts receivable:

	Years Ended December 31,
(In thousands)	2024	2023
Balance, beginning of period	$768	$351
Additions charged to costs and expenses	–	606
Deductions	(294)	(189)
Balance, end of period	$474	$768

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

Fixed assets: Fixed assets are stated at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives.  The estimated useful life of tooling is five years; machinery and equipment is ten years; furniture and office equipment is five years to ten years; and computer software and equipment is three years to seven years.  Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.  Costs related to repairs and maintenance are expensed as incurred.  The costs of sold or retired assets are removed from the related asset and accumulated depreciation accounts and any gain or loss is recognized.  Depreciation expense was $0.9 and $1.3 million in 2024 and 2023, respectively.

Index
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

We elected certain practical expedients available under ASC 842 upon adoption. We applied the practical expedient for short-term leases. We have lease agreements that include lease and non-lease components, and we did not elect the practical expedients to combine these components for any of our leases.

We enter into lease agreements for the use of real estate space and certain equipment under operating leases and we have no financing or sales-type leases. We determine if an arrangement contains a lease at inception. Our leases are included in “Right-of-use assets, net” and “Lease liabilities” in our Consolidated Balance Sheets.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

Lease expense is recognized on a straight-line basis over the lease term.  As most of our leases do not provide an implicit rate, the Company determines its incremental borrowing rate by using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  Our lease right of use asset excludes lease incentives. Our leases have remaining lease terms of one year to three years, some of which include options to extend.  The exercise of lease renewal options is at our sole discretion and our lease right of use assets and liabilities reflect only the options we are reasonably certain that we will exercise.

Goodwill and Intangible assets: We acquire businesses in purchase transactions that result in the recognition of goodwill and intangible assets. The determination of the value of intangible assets requires management to make estimates and assumptions. In accordance with ASC 350-20 “Goodwill,” acquired goodwill is not amortized but is subject to impairment testing at least annually and when an event occurs or circumstances change that indicate it is more likely than not an impairment exists.  We perform a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis.  The Company utilizes the option to first assess qualitative factors to determine whether it is necessary to perform the Step 1 quantitative goodwill impairment test in accordance with the applicable accounting standards. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, Company performance and events directly affecting the Company. If the Company determines that the Step 1 quantitative impairment test is required, management estimates the fair value of the reporting unit primarily using the income approach, which reflects management’s cash flow projections, and also evaluates the fair value using the market approach. Factors considered that may trigger an interim period impairment review of either acquired goodwill or intangible assets are: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of acquired assets or the strategy for the overall business; significant negative industry or economic trends; and significant decline in market capitalization relative to net book value. Finite lived intangible assets are amortized and are tested for impairment when appropriate. All of our finite lived intangible assets are fully amortized as of December 31, 2024.

As of December 31, 2024, we have determined that no goodwill or intangible asset impairment has occurred and the fair value of goodwill was substantially higher than our carrying value based on our assessment as of December 31, 2024 when our annual review for impairment was performed.

Index
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

Index
Disaggregation of revenue
The following table disaggregates our revenue by market type, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31, 2024
(In thousands)	United States	International	Total
Food service technology	$14,719	$1,382	$16,101
POS automation	3,361	–	3,361
Casino and gaming	12,522	7,826	20,348
TransAct Services Group	2,883	691	3,574
Total net sales	$33,485	$9,899	$43,384

	Year Ended December 31, 2023
(In thousands)	United States	International	Total
Food service technology	$15,159	$1,149	$16,308
POS automation	6,805	117	6,922
Casino and gaming	28,715	12,477	41,192
TransAct Services Group	7,381	828	8,209
Total net sales	$58,060	$14,571	$72,631

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

Contract liabilities consist of customer prepayments and deferred revenue.  Customer prepayments are reported as “Accrued Liabilities” in current liabilities in the Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and is recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications, and is recognized as revenue as (or when) we perform under the contract. During the year ended December 31, 2024, we recognized revenue of $1.1 million related to our contract liabilities as of December 31, 2023.

Net contract (liabilities) assets consist of the following:

	December 31,
(In thousands)	2024	2023
Unbilled receivables, current	$106	$145
Unbilled receivables, non-current	32	120
Customer pre-payments	(164)	(155)
Deferred revenue, current	(1,107)	(1,079)
Deferred revenue, non-current	(246)	(209)
Net contract (liabilities) assets	$(1,379)	$(1,178)

Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.3 million. The Company expects to recognize revenue on $6.0 million of its remaining performance obligations within the next 12 months following December 31, 2024, $0.2 million within the next 24 months following December 31, 2024 and the balance of these remaining performance obligations within the next 36 months following December 31, 2024.

Index
Concentration of credit risk:  Financial instruments that potentially expose us to concentrations of credit risk are limited to cash and cash equivalents held by our banks in excess of insured limits and accounts receivable.

Accounts receivable from customers representing 10% or more of total accounts receivable, net during the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Light & Wonder Gaming, Inc.	15%	3%
International Gaming Technology (“IGT”)	6%	28%

Sales to customers representing 10% or more of total net sales during the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Light & Wonder Gaming, Inc.	11%	6%
IGT	6%	15%

Engineering, design and product development: Engineering, design and product development expenses include expenses incurred in connection with specialized engineering and design to introduce new products and to customize existing products, and are expensed as a component of operating expenses as incurred.  We recorded $7.0 million and $9.4 million of research and development expenses in 2024 and 2023, respectively.

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

Advertising: Advertising costs are expensed as incurred.  Advertising expenses, which are included in selling and marketing expense on the accompanying Consolidated Statements of Operations for 2024 and 2023 totaled $1.2 million and $1.7 million, respectively. These expenses include items such as consulting, professional services, tradeshows, and print advertising.

Income taxes: The income tax amounts reflected in the accompanying Consolidated Financial Statements are accounted for under the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize some portion of the deferred tax assets through future operations.  In accordance with ASC 740, we identified, evaluated and measured the amount of benefits to be recognized for our tax return positions. See Note 11 – Income Taxes.

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

Index
Share-based payments: At December 31, 2024, we have share-based employee compensation plans, which are described more fully in Note 10 - Stock incentive plans. We account for those plans under the recognition and measurement principles of ASC 718, “Compensation – Stock Compensation.”  Share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

We use the Black-Scholes option-pricing model to calculate the fair value of share-based awards. The key assumptions for this valuation method include the expected term of the option, our stock price volatility, risk-free interest rate, dividend yield, market price of our underlying stock and exercise price.  Many of these assumptions require judgment and are highly sensitive in the determination of compensation expense.  Forfeitures are recognized as they occur.

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

Recently issued accounting pronouncements:
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280).  The amendments improve reportable segment disclosures requirements and clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  These amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. These segment disclosure requirements must be applied retrospectively to all periods presented in the financial statements.  We adopted this standard effective January 1, 2024, and this standard did not have a material impact on the Company’s Consolidated Financial Statements. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 7 – Segment Reporting for further information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require footnote disclosures on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant. This includes items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

3. Inventories

The components of inventories are:

	December 31,
(In thousands)	2024	2023
Raw materials and purchased component parts	$8,413	$8,432
Finished goods	7,748	9,327
	$16,161	$17,759

Index
4. Fixed assets, net

The components of fixed assets, net are:

	December 31,
(In thousands)	2024	2023
Tooling, machinery and equipment	$7,828	$7,562
Furniture and office equipment	2,078	2,078
Computer software and equipment	8,412	8,190
Leasehold improvements	2,895	2,895
	21,213	20,725
Less: Accumulated depreciation and amortization	(19,468)	(18,646)
	1,745	2,079
Construction in-process	73	342
	$1,818	$2,421

5. Intangible assets, net

Identifiable intangible assets are recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets and are comprised of the following:

	December 31,
	2024		2023
(In thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Purchased technology	$1,591	$(1,591)	$1,591	$(1,503)
Patents	15	(15)	15	(15)
Total	$1,606	$(1,606)	$1,606	$(1,518)

Amortization expense was $88 thousand and $154 thousand in 2024 and 2023, respectively.  We currently do not anticipate any amortization expense for each of the next five years ending December 31.

6. Accrued liabilities

The components of accrued liabilities are:

	December 31,
(In thousands)	2024	2023
Salaries and compensation related	$1,786	$3,455
Taxes	725	870
Professional and consulting	200	161
Other	542	461
	$3,253	$4,947

Index
7. Segment reporting

We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” We view our operations and manage our business as one segment: the design, development and marketing of software-driven technology and printing solutions and the sale of printer and terminal related software, services, supplies and spare parts. Factors used to identify TransAct’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users). Other factors used to identify TransAct’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker (“CODM”) in making decisions about how to allocate resources and assess performance. The Company’s chief operating decision makers, who are the Company’s chief executive officer and the Company’s chief financial officer, utilize a consolidated approach to assess the performance of and allocate resources to the business.

We generally use measures of sales, gross margin percentage, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA to make operational and strategic decisions. These financial measures are compared to budgeted and forecasted amounts by the CODMs on a regular basis to measure our progress towards our strategic plans, pursue product enhancements, conduct research and development initiatives and make any other necessary overall strategic changes to the business.

The following table provides the operating financial results of our segment:

	December 31,
(In thousands)	2024	2023
Revenues	$43,384	$72,631

Cost of materials sold	15,268	25,990
Compensation costs	18,323	20,004
Professional services	3,493	4,965
Occupancy costs	1,477	1,485
Marketing expenses	1,109	1,715
IT expenses	1,255	1,203
Severance expense	75	1,785
Depreciation and amortization	1,037	1,489
Other segment expenses(1)	4,973	8,289
	(3,626)	5,706

Interest income	469	55
Interest expense	(322)	(310)
Other (expense) income	(89)	452
Income tax benefit (expense)	(6,295)	(1,155)
Net (loss) income	$(9,863)	$4,748

(1)	Other Segment expenses included in Segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

Index
A reconciliation of net (loss) income to EBITDA and adjusted EBITDA follows:

	Years Ended December 31,
(In thousands)	2024	2023
Net (loss) income	$(9,863)	$4,748
Interest (income) expense, net	(147)	255
Income tax expense	6,295	1,155
Depreciation and amortization	1,037	1,489
EBITDA	(2,678)	7,647

Share-based compensation	1,157	860

Adjusted EBITDA(1)	$(1,521)	$8,507

(1)	Adjusted EBITDA in 2023 includes a $1.5 million severance charge related to the resignation of the Company’s former Chief Executive Officer.

Please see Note 14 for net sales and long-lived assets by geographic area.

8. Retirement savings plan

We maintain a 401(k) plan under which all full-time employees are eligible to participate at the beginning of the month immediately following their date of hire.  We match employees’ contributions at a rate of 50% of employees’ contributions up to the first 6% of the employees’ compensation contributed to the 401(k) plan.  Our matching contributions, net of applied forfeitures, were $364 thousand and $230 thousand in 2024 and 2023, respectively.

9. Borrowings

Credit Facility
On March 13, 2020, we entered into the Loan and Security Agreement (the “Loan Agreement”) governing a credit facility (the “Siena Credit Facility”) with Siena Lending Group LLC (the “Lender”).  The Siena Credit Facility provides for a revolving credit line of up to $10.0 million and was originally scheduled to expire on March 13, 2023, prior to being extended, as discussed below. Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. The total deferred financing costs related to expenses incurred to complete the Siena Credit Facility were $245 thousand which were reported as “Other current assets” in current assets and “Other assets” in non-current assets in the Consolidated Balance Sheets. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company. Borrowings under the Siena Credit Facility are subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory.

The Siena Credit Facility imposes a financial covenant on the Company and restricts, among other things, our ability to incur additional indebtedness and create other liens. On July 21, 2021, the Company entered into an amendment (“Siena Credit Facility Amendment No. 1”) to the Loan Agreement. Siena Credit Facility Amendment No. 1 changed the financial covenant under the Siena Credit Facility from a minimum EBITDA covenant to an excess availability covenant requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month, beginning with the calendar month ended July 31, 2021. From July 31, 2021 through December 31, 2024, we remained in compliance with our excess availability covenant.

On July 19, 2022, the Company and the Lender entered into Amendment No. 2 (“Siena Credit Facility Amendment No. 2”) to the Loan Agreement as amended by Siena Credit Facility Amendment No. 1. Also on July 19, 2022, the Company and the Lender entered into an Amended and Restated Fee Letter (the “Amended Fee Letter”) in connection with Siena Credit Facility Amendment No. 2. Siena Credit Facility Amendment No. 2 did not modify the aggregate amount of the revolving commitment or the interest rate applicable to the loans. Among other changes, Siena Credit Facility Amendment No. 2 extended the maturity date from March 13, 2023 to March 13, 2025. In addition, the Amended Fee Letter required the Company to maintain outstanding borrowings of at least $2.25 million in principal amount or, during any period during which the Lender had control of the Company’s deposit account in accordance with the Loan Agreement, as amended by Siena Credit Facility Amendment No. 2, to pay interest on at least $2.25 million in principal amount of outstanding borrowings, whether or not such amount of loans was actually outstanding.

Index
On May 1, 2023, the Company and the Lender agreed to a letter amendment (Amendment No. 3) to the Loan Agreement. Prior to such amendment, Section 7.1(m) of the Loan Agreement required that any successor to the Company’s former Chief Executive Officer be reasonably acceptable to the Lender. This amendment confirmed that Mr. John Dillon, the Company’s current Chief Executive Officer, is an acceptable successor, and applied the same requirement to any future successor to Mr. Dillon as Chief Executive Officer.

On November 20, 2024, the Company and the Lender entered into Amendment No. 4 (“Siena Credit Facility Amendment No. 4”) to the Loan Agreement.  The changes to the Loan Agreement provided for in Siena Credit Facility Amendment No. 4 include, among other things, the extension of the maturity date from March 13, 2025 to March 31, 2027. Also on November 20, 2024, the Company and the Lender entered into a Second Amended and Restated Fee Letter (the “Second Amended Fee Letter”) in connection with Siena Credit Facility Amendment No. 4. The Second Amended Fee Letter increases the minimum borrowing amount from $2.25 million to $3.0 million, such that the Company is required to either maintain outstanding borrowings of at least $3.0 million in principal amount, or during any period during which the Lender has control of the Company’s deposit account in accordance with the Loan Agreement, as amended by Siena Credit Facility Amendment No. 4, to pay interest on at least $3.0 million principal amount of loans, whether or not such amount of loans is actually outstanding. The Second Amended Fee Letter also extends the dates before which a prepayment and termination of the Loan Agreement requires the Company to pay to the Lender an early payment/termination premium, providing for (i) a two percent premium for prepayment on or prior to March 31, 2025, (ii) a one percent premium for prepayment from April 1, 2025 through March 31, 2026, and no premium for prepayment thereafter.

As of December 31, 2024 and 2023, we had $3.0 million and $2.3 million, respectively, of outstanding borrowings under the Siena Credit Facility at interest rates of 9.25% and 10.25%, respectively.  We had $3.2 million of net borrowing capacity available under the Siena Credit Facility at December 31, 2024.

10. Stock incentive plans

Stock incentive plans.  We currently have two stock incentive plans: the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, which provide for awards to executives, key employees, directors and consultants.  The plans generally provide for awards in the form of: (i) incentive stock options, (ii) non-qualified stock options, (iii) restricted stock, (iv) restricted stock units (which may include performance-based vesting), (v) stock appreciation rights or (vi) limited stock appreciation rights.  Awards granted under these plans have exercise prices equal to 100% of the fair market value of the common stock at the date of grant.  Awards granted have a ten-year term and generally vest over a two-year to four-year period, unless automatically accelerated for certain defined events.  As of May 2014, no new awards may be made under the 2005 Equity Incentive Plan.  Under our 2014 Equity Incentive Plan, as amended in May 2023, we are authorized to grant awards of up to 2.9 million shares of TransAct common stock.  At December 31, 2024, 655,672 shares of common stock remained available for issuance under the 2014 Equity Incentive Plan.

Under the assumptions indicated below, the weighted-average per share fair value of stock option grants for 2024 and 2023 was $3.98 and $4.16, respectively.  We also issued restricted stock units for certain executives and directors that vest over a specified period of time, and in some instances require achieving certain performance metrics.  The weighted-average per share fair value of these restricted stock units was $5.81 and $7.21 in 2024 and 2023, respectively. The per share fair value of restricted stock units is the trading value of the stock on the date of the grant.

The table below indicates the key assumptions (on a weighted-average basis) used in the option valuation calculations for options granted in 2024 and 2023 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Years ended December 31,
	2024	2023
Expected option term (in years)	6.1	7.0
Expected volatility	57.7%	55.6%
Risk-free interest rate	4.3%	4.2%
Dividend yield	0.0%	0.0%

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

Index
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

We recorded $1.2 and $0.9 million of share-based compensation expense for 2024 and 2023, respectively, included primarily in general and administrative expense in our Consolidated Statements of Operations.  We also recorded income tax benefits of $0.3 million in 2024 and $0.2 million in 2023, related to such share-based compensation.  At December 31, 2024, these benefits are recorded as a deferred tax asset in the Consolidated Balance Sheets.

Equity award activity in the 2005 Equity Incentive Plan and the 2014 Equity Incentive Plan, as amended, is summarized below:

	Stock Options		Restricted Stock Units
	Number of Shares	Average Price*	Number of Units	Average Price**
Outstanding at December 31, 2023	1,314,475	$8.82	184,536	$7.76
Granted	179,700	6.80	267,024	5.81
Exercised	–	–	(74,995)	7.41
Forfeited	(7,750)	7.11	–	–
Expired	(109,312)	10.71	–	–
Outstanding at December 31, 2024	1,377,113	$8.41	376,565	$6.44

*	weighted average exercise price per share
**	weighted average grant stock price per share

The following summarizes information about equity awards outstanding that are vested and expect to vest and equity awards that are exercisable at December 31, 2024:

	Equity Awards Vested and Expected to Vest				Equity Awards That Are Exercisable
	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**	Awards	Average Price*	Aggregate Intrinsic Value	Remaining Term**
Stock Options	1,377,113	$8.41	$–	4.1	973,963	$8.96	$–	2.2
Restricted stock units	376,565	–	1,540	2.1	–	–	–	–

*	weighted average exercise price per share
**	weighted-average contractual remaining term in years

Shares that are issued upon exercise of employee stock awards are newly issued shares and not issued from treasury stock.  As of December 31, 2024, unrecognized compensation cost related to non-vested equity awards granted under our stock incentive plans is approximately $2.7 million, which is expected to be recognized over a weighted average period of 2.7 years.

The total fair value of awards vested was $0.9 million and $1.3 million during the years ended December 31, 2024 and 2023, respectively.  The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of stock options exercised during the years ended December 31, 2024 and 2023 was zero and $3 thousand, respectively, and cash received from option exercises was zero in both 2024 and 2023. Zero and 1,875 stock options were exercised during the year ended December 31, 2024 and 2023, respectively. We recorded zero realized tax provision in 2024 and 2023 from equity-based awards, related to options exercised.

Index
11. Income taxes

The components of the income tax expense are as follows:

	December 31,
(In thousands)	2024	2023
Current:
Federal	$(154)	$(1)
State	37	51
Foreign	108	85
	(9)	135
Deferred:
Federal	5,991	825
State	293	132
Foreign	20	63
	6,304	1,020
Income tax expense	$6,295	$1,155

Our effective tax rates were (176.4%) and 19.6% for 2024 and 2023, respectively. Our 2024 tax rate was impacted by an income tax charge of $7.3 million related to the write down of our U.S. net deferred income tax asset as more fully described below.

At December 31, 2024, we have $276 thousand of federal net operating loss carryforwards which can be carried over indefinitely, $135 thousand of state net operating loss carryforwards which expire in various years,  $903 thousand of R&D credit carryforwards which can be carried forward for 20 years, and no state tax credit carryforwards.  All of these items have a full valuation allowance against them as of December 31, 2024.  Foreign income before taxes was $79 thousand and $322 thousand in  2024 and 2023, respectively.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements.  Our deferred tax assets and liabilities were comprised of the following:

	December 31,
(In thousands)	2024	2023

Deferred tax assets:
Federal net operating losses	$276	$–
Foreign net operating losses	802	733
State net operating losses	135	84
Accrued severance	20	165
Capitalized R&D expenses	3,708	3,127
Inventory reserves	1,047	896
Deferred revenue	7	31
Warranty reserve	29	24
Stock compensation expense	853	790
Other accrued compensation	165	404
R&D credit carryforward	903	695
Other Assets	379	360
Gross deferred tax assets	8,324	7,309
Valuation allowance	(8,103)	(719)
Net deferred tax assets	221	6,590

Deferred tax liabilities:
Depreciation and amortization	179	237
Other	42	49
Net deferred tax liabilities	221	286
Total net deferred tax assets	$–	$6,304

Index
As of December 31, 2024 and 2023, we had $8.1 million and $719 thousand, respectively, of valuation allowance against our deferred income tax assets. The following table summarizes the activity recorded in the valuation allowance on the deferred tax assets:

	Year Ended December 31,
(In thousands)	2024	2023
Balance, beginning of period	$719	$656
Additions charged to income tax provision	7,384	63
Balance, end of period	$8,103	$719

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, income from tax planning strategies, as well as all available positive and negative evidence.  Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including any potential tax planning strategies.  Negative evidence includes items such as cumulative losses and projections of future losses.  Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance.  Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released.  Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes and the granting and lapse of tax holidays.

In 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States. After weighing all available positive and negative evidence, as described above, management determined that it was no longer more likely than not that TransAct will realize the tax benefit of these deferred tax assets. This was mainly driven by  a cumulative taxable loss experienced over the previous three fiscal years (2022 through 2024) combined with a near term outlook of future taxable losses.  The need for this valuation allowance will be assessed on a continuous basis in future periods and, as a result, a portion, or all of the allowance, may be reversed based on changes in facts and circumstances.

Differences between the U.S. statutory federal income tax rate and our effective income tax rate are analyzed below:

	Year Ended December 31,
	2024	2023

Federal statutory rate	21.0%	21.0%
R&D credit	8.8	(5.9)
Foreign-derived intangible income deduction	–	(1.7)
Stock award excess tax benefit	(0.7)	0.4
State income taxes, net of federal income taxes	1.0	2.5
Business meals and entertainment	(0.4)	0.3
Executive compensation limitation	–	0.6
Uncertain tax positions	(0.2)	0.5
Stock option cancellations	(2.0)	0.6
Change in valuation allowance	(206.9)	1.0
Other	3.0	0.3
Effective tax rate	(176.4%)	19.6%

Index
We had $203 and $197 thousand of total gross unrecognized tax benefits at December 31, 2024 and 2023, respectively that, if recognized, would favorably affect the effective income tax rate in any future periods.  We are not aware of any events that could occur within the next twelve months that could cause a significant change in the total amount of unrecognized tax benefits.  A tabular reconciliation of the gross amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

	December 31,
(In thousands)	2024	2023
Balance, beginning of period	$197	$142
Tax positions taken during the current period	31	83
Reductions for tax positions in prior years	(25)	–
Lapse of statute of limitations	–	(28)
Balance, end of period	$203	$197

We recognize interest and penalties related to uncertain tax positions in the income tax provision.

We are subject to U.S. federal income tax as well as income tax of certain state and foreign jurisdictions.  We have substantially concluded all U.S. federal income tax, state and local, and foreign tax matters through 2019.  However, our federal tax returns for the years 2021 through 2024 remain open to examination. Various state and foreign tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

12. Earnings per share

Earnings per share was computed as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Net (loss) income	$(9,863)	$4,748

Shares:
Basic: Weighted average common shares outstanding	9,997	9,951
Add: Dilutive effect of outstanding equity awards as determined by the treasury stock method	–	70
Diluted: Weighted average common and common equivalent shares outstanding	9,997	10,021

Net (loss) income per common share:
Basic	$(0.99)	$0.48
Diluted	(0.99)	0.47

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, restricted stock units and performance stock awards, when the average market price of the common stock is lower than the exercise price of the related stock award during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.  Furthermore, in periods when a net loss is reported, such as in 2024, basic and diluted net loss per common share are calculated using the same method.  Anti-dilutive option awards excluded from the computation of earnings per dilutive share were 1.4 million and 1.1 million at December 31, 2024 and 2023, respectively. Anti-dilutive restricted stock awards excluded from the computation of earnings per dilutive share were 0.3 million and zero at December 31, 2024 and 2023, respectively. Anti-dilutive performance stock awards excluded from the computation of earnings per dilutive share were 0.1 million and zero at December 31, 2024 and 2023, respectively.

Index
13. Stock repurchase program

We use the cost method to account for treasury stock purchases, under which the price paid for the stock is charged to the treasury stock account.  Repurchases of our common stock are accounted for as of the settlement date.  During 2024 and 2023, we did not repurchase any shares of our common stock.  From January 1, 2005 through December 31, 2019, we repurchased a total of 4,044,842 shares of common stock for $32.1 million, at an average price of $7.94 per share.

14. Geographic area information

Information regarding our operations by geographic area is contained in the following table.  These amounts in the geographic area table are based on the location of the customer and asset.

	Years Ended December 31,
(In thousands)	2024	2023
Net sales:
United States	$33,485	$58,060
International	9,899	14,571
Total	$43,384	$72,631

Fixed assets, net:
United States	$831	$945
International	987	1,476
Total	$1,818	$2,421

Sales to international customers were 23% and 20% of total sales in 2024 and 2023, respectively.  Sales to Europe represented 55% and 64%, sales to the Pacific Rim (which includes Australia and Asia) represented 34% and 29%, and sales to Canada represented 10% and 4% of total international sales in 2024 and 2023, respectively.  International long-lived assets consist of net fixed assets located at our foreign subsidiary in the UK, as well as our contract manufacturer in Thailand.

15. Leases

Operating lease expense was $1.0 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, and is reported as “Cost of sales,” “Engineering, design and product development expense,” “Selling and marketing expense,” and “General and administrative expense” in the Consolidated Statements of Operations.  Operating costs include short-term lease costs.

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Years Ended December 31,
	2024	2023
Operating cash outflows from leases	$1,022	$1,013

The following summarizes additional information related to our leases:

	Years Ended December 31,
	2024	2023
Weighted average remaining lease term (in years)	1.2	1.7
Weighted average discount rate	7.7%	4.4%

Index
The maturity of the Company’s operating lease liabilities are as follows (in thousands):

December 31, 2024
2025	$1,014
2026	237
Total undiscounted lease payments	1,251
Less imputed interest	65
Total lease liabilities	$1,186

16. Quarterly results of operations (unaudited)

Our quarterly results of operations for 2024 and 2023 are as follows:

	Quarter Ended
(In thousands, except per share amounts)	March 31	June 30	September 30	December 31
2024:
Net sales	$10,687	$11,599	$10,867	$10,231
Gross profit	5,624	6,110	5,227	4,521
Net loss	(1,036)	(319)	(551)	(7,957)
Net loss per common share:
Basic	(0.10)	(0.03)	(0.06)	(0.79)
Diluted	(0.10)	(0.03)	(0.06)	(0.79)

2023:
Net sales	$22,270	$19,906	$17,190	$13,265
Gross profit	12,255	10,858	8,916	6,371
Net income (loss)	3,139	765	906	(62)
Net income (loss) per common share:
Basic	0.32	0.08	0.09	(0.01)
Diluted	0.31	0.08	0.09	(0.01)

17. Related party transactions

One of the Company’s directors serves as President and Chief Executive Officer of The One Group Hospitality, Inc.  The Company sold various food service technology products to The One Group Hospitality, Inc. on an arms’ length basis totaling $117 thousand and $246 thousand in 2024 and 2023, respectively.  The Company’s accounts receivable from The One Group Hospitality, Inc. amounted to $5 thousand and $34 thousand at December 31, 2024 and 2023, respectively.

18. Subsequent events

The Company has evaluated all events or transactions that occurred up to the date the consolidated financial statements were available to issue.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.