Form 10-Q
period 2025-03-31
TRANSACT TECHNOLOGIES INC
filed 2025-05-14
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025
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

As of May 9, 2025 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,080,717.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2025	December 31, 2024
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$14,178	$14,394
Accounts receivable, net of allowance for expected credit losses of $475 and $474	9,062	6,507
Inventories	14,415	16,161
Prepaid income taxes	402	401
Other current assets	861	899
Total current assets	38,918	38,362

Fixed assets, net of accumulated depreciation of $19,652 and $19,468	1,645	1,818
Right-of-use assets, net of accumulated amortization of $2,041 and $1,796	905	1,141
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	–	–
Other assets	75	92
	5,246	5,672
Total assets	$44,164	$44,034

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	4,670	4,569
Accrued liabilities	3,105	3,253
Lease liabilities	852	955
Deferred revenue	1,125	1,107
Total current liabilities	12,752	12,884

Deferred revenue, net of current portion	335	246
Lease liabilities, net of current portion	96	231
Other liabilities	40	40
	471	517
Total liabilities	13,223	13,401

Commitments and contingencies (see Notes 5 and 8)

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,125,559 and 14,068,049 shares issued, respectively; 10,080,717 and 10,023,207 shares outstanding, respectively	141	141
Additional paid-in capital	58,414	58,141
Retained earnings	4,534	4,515
Accumulated other comprehensive loss, net of tax	(38)	(54)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	30,941	30,633
Total liabilities and shareholders’ equity	$44,164	$44,034

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$13,053	$10,687
Cost of sales	6,694	5,063
Gross profit	6,359	5,624

Operating expenses:
Engineering, design and product development	1,635	1,966
Selling and marketing	2,085	2,083
General and administrative	2,654	2,876
	6,374	6,925

Operating loss	(15)	(1,301)

Interest and other income (expense):
Interest, net	22	48
Other, net	63	(60)
	85	(12)

Income (loss) before income taxes	70	(1,313)
Income tax expense (benefit)	51	(277)
Net income (loss)	$19	$(1,036)

Net income (loss) per common share (Note 7):
Basic	$0.00	$(0.10)
Diluted	$0.00	$(0.10)

Shares used in per-share calculation:
Basic	10,043	9,972
Diluted	10,054	9,972

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income (loss)	$19	$(1,036)
Foreign currency translation adjustment, net of tax	16	(1)
Comprehensive income (loss)	$35	$(1,037)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19	$(1,036)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	323	265
Depreciation and amortization	173	395
Deferred income taxes	–	(386)
Unrealized foreign currency transaction (gains) losses	(64)	62
Changes in operating assets and liabilities:
Accounts receivable	(2,538)	2,029
Inventories	1,805	(1,440)
Prepaid income taxes	–	(30)
Other current and long-term assets	49	(139)
Accounts payable	120	(214)
Accrued liabilities and other liabilities	(48)	(996)
Net cash used in operating activities	(161)	(1,490)

Cash flows from investing activities:
Capital expenditures	(10)	(106)
Net cash used in investing activities	(10)	(106)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(50)	(71)
Net cash used in financing activities	(50)	(71)

Effect of exchange rate changes on cash and cash equivalents	5	(23)

Decrease in cash and cash equivalents	(216)	(1,690)
Cash and cash equivalents, beginning of period	14,394	12,321
Cash and cash equivalents, end of period	$14,178	$10,631

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$–	$31

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Equity beginning balance	$30,633	$39,414

Common stock
Balance, beginning and end of period	141	140

Additional paid-in capital
Balance, beginning of period	58,141	57,055
Share-based compensation expense	323	265
Relinquishment of stock awards to pay for withholding taxes	(50)	(71)
Balance, end of period	58,414	57,249

Retained earnings
Balance, beginning of period	4,515	14,378
Net income (loss)	19	(1,036)
Balance, end of period	4,534	13,342

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(54)	(49)
Foreign currency translation adjustment, net of tax	16	(1)
Balance, end of period	(38)	(50)

Equity ending balance	$30,941	$38,571

Supplemental share information
Issuance of shares from stock awards	68	47
Relinquishment of stock awards to pay withholding taxes	11	11

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of TransAct Technologies Incorporated (“TransAct”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to be included in full year financial statements.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the periods presented have been included and are of a normal recurring nature.  The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  These interim financial statements should be read in conjunction with the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024. After reviewing whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations over the 12 months following the date on which the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) were issued, including consideration of the actions to manage expenses and liquidity, we believe that our net cash to be provided by operations combined with our cash and cash equivalents and borrowing availability under our revolving credit facility will provide sufficient liquidity to fund our current obligations, capital spending, and working capital requirements and to comply with the financial covenants of our credit facility over at least 12 months following the date that the Condensed Consolidated Financial Statements were issued.

Use of Assumptions and Estimates

Management’s belief that the Company will be able to fund its planned operations over the 12 months following the date on which the unaudited Condensed Consolidated Financial Statements were issued is based on assumptions which involve significant judgment and estimates of future revenues, inflation, tariffs and other trade restrictions, rising interest rates, capital expenditures and other operating costs. We cannot predict the ultimate impact of the current economic environment, including inflation, and rising interest rates on our customers, which may impact sales. In addition, we cannot predict the ultimate impact that recent or future tariff actions by the U.S. government and other countries may have on our costs and supply chain or provide assurance that all such cost increases can be offset by price increases. Tariffs may also change customer behavior, as some customers may seek to order further in advance than they typically do to avoid any potential cost increases, which could result in lower demand in future periods.  We believe that we are positioned to withstand the impact of any potential future economic downturn and we would be able to take additional financial and operational actions to increase liquidity.
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

2. Significant accounting policies

For a discussion of our significant accounting policies, see Note 2, Summary of significant accounting policies within Part II, Item 8. “Financial Statements and Supplementary Data” in the 2024 Form 10-K.  There have been no changes to our significant accounting policies since the 2024 Form 10-K.

Recently issued accounting pronouncements:
On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.   This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures.  These amendments are effective for fiscal years beginning after December 15, 2024.  These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements.  We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our Consolidated Financial Statements.

Index
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require footnote disclosures on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant.  This includes items such as the purchase of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We expect that adoption of this ASU will result in additional disclosure, but will not impact our consolidated financial position, results of operations, or cash flows.

Other new accounting pronouncements issued, but not effective until after March 31, 2025, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Revenue

We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers.

Disaggregation of revenue

The following tables disaggregate our revenue by market type, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.  Sales and usage-based taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2025			2024
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,622	$286	$4,908	$3,023	$277	$3,300
POS automation	618	–	618	651	–	651
Casino and gaming	4,822	1,897	6,719	3,238	2,458	5,696
TransAct Services Group	684	124	808	853	187	1,040
Total net sales	$10,746	$2,307	$13,053	$7,765	$2,922	$10,687

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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the three months ended March 31, 2025, we recognized revenue of $0.4 million related to our contract liabilities at December 31, 2024. Total net contract liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Unbilled receivables, current	$90	$106
Unbilled receivables, net of current portion	20	32
Customer pre-payments	(166)	(164)
Deferred revenue, current	(1,125)	(1,107)
Deferred revenue, net of current portion	(335)	(246)
Total net contract liabilities	$(1,516)	$(1,379)

Index
Remaining performance obligations

Remaining performance obligations represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of March 31, 2025, the aggregate amount of transaction prices allocated to remaining performance obligations was $6.6 million.  The Company expects to recognize revenue of $6.3 million of its remaining performance obligations within the next 12 months following March 31, 2025, $0.2 million within the next 24 months following March 31, 2025 and the balance of these remaining performance obligations recognized within the next 36 months following March 31, 2025.

4. Inventories

The components of inventories were:

	March 31, 2025	December 31, 2024
	(In thousands)

Raw materials and purchased component parts	$7,532	$8,413
Finished goods	6,883	7,748
	$14,415	$16,161

5. Borrowings

Credit Facility
We are party to a Loan and Security Agreement, dated as of March 13, 2020 (as amended, the “Loan Agreement”), with Siena Lending Group LLC (the “Lender”) that provides for a revolving credit line of up to $10.0 million, subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory (the “Siena Credit Facility”). Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through March 31, 2025.

The Company is required to either maintain outstanding borrowings under the Siena Credit Facility of at least $3.0 million in principal amount, or during any period during which the Lender has control of the Company’s deposit account in accordance with the Loan Agreement, to pay interest on at least $3.0 million principal amount of loans, whether or not such amount of loans is actually outstanding. The maturity date of the Siena Credit Facility is March 31, 2027.

As of March 31, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.25%. We had $3.3 million of net borrowing capacity available under the Siena Credit Facility at March 31, 2025.

6. Segment reporting

We apply the provisions of FASB ASC Topic 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users).

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

Index
We generally use measures of sales, gross margin percentage, net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA to make operational and strategic decisions.  These financial measures are compared to budgeted and forecasted amounts by the CODMs on a regular basis to measure our progress towards our strategic plans, pursue product enhancements, conduct research and development initiatives and make any other necessary overall strategic changes to the business. We disclose these non-GAAP segment results because we believe they provide meaningful supplemental information and are used by the CODM in making decisions about how to allocate resources and assess performance.

We are currently dependent upon one manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lessor extent, from other countries in the region, including China.

The following table provides the operating financial results of our segment:

	March 31,
	2025	2024
	(In thousands)
Revenues	$13,053	$10,687

Cost of materials sold	4,964	3,200
Compensation costs	4,837	5,146
Professional services	971	924
Occupancy costs	364	362
Marketing expenses	244	251
IT expenses	329	298
Severance expense	7	27
Depreciation and amortization	173	395
Other segment expenses (1)	1,179	1,385
	13,068	11,988
Operating loss	(15)	(1,301)

Interest income	107	128
Interest expense	(85)	(80)
Other, net	63	(60)
Income tax (expense) benefit	(51)	277
Net income (loss)	$19	$(1,036)

(1)	Other segment expenses included in segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

A reconciliation of net income (loss) to EBITDA and adjusted EBITDA follows:

	March 31,
	2025	2024
	(In thousands)
Net income (loss)	$19	$(1,036)
Interest income, net	(22)	(48)
Income tax expense (benefit)	51	(277)
Depreciation and amortization	173	395
EBITDA	221	(966)

Share-based compensation	323	265

Adjusted EBITDA	$544	$(701)

Index
7. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per-share data)

Net income (loss)	$19	$(1,036)

Shares:
Basic: Weighted average common shares outstanding	10,043	9,972
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	11	–
Diluted: Weighted average common and common equivalent shares outstanding	10,054	9,972

Net income (loss) per common share:
Basic	$0.00	$(0.10)
Diluted	$0.00	$(0.10)

The computation of basic net earnings per share for each period is computed by dividing earnings by the basic weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities under the treasury stock method (including stock options, restricted stock units and performance stock units), if the impact is dilutive.

When the average market price of our common stock is lower than the exercise price of the related stock option during the period, the computation of diluted earnings per share excludes the effect of the potential exercise of these stock option awards because the effect of including these stock option exercises would be anti-dilutive. Furthermore, in periods when a net loss is reported, basic and diluted net loss per common share are calculated using the same method.

Anti-dilutive stock option awards excluded from the computation of earnings per dilutive share were 1.3 million and 1.5 million at March 31, 2025 and 2024, respectively. Anti-dilutive restricted stock awards excluded from the computation of earnings per dilutive share were 0.1 million and 0.2 million at March 31, 2025 and 2024, respectively. Anti-dilutive performance stock awards excluded from the computation of earnings per dilutive share (including performance stock awards whose performance conditions were not satisfied as of the end of the period) were zero and 0.1 million at March 31, 2025 and 2024, respectively.

8. Leases

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

Operating lease expense for the three months ended March 31, 2025 and 2024 was $259 thousand and $282 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended,
	March 31,
	2025	2024
Operating cash outflows from leases	$259	$257

The following summarizes additional information related to our leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.0	1.2
Weighted average discount rate	7.9%	7.7%

The maturity of the Company’s operating lease liabilities as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
2025	$756	$1,014
2026	238	237
Total undiscounted lease payments	994	1,251
Less imputed interest	46	65
Total lease liabilities	$948	$1,186

9. Income taxes

We recorded income tax expense in the first quarter of 2025 of $51 thousand at an effective tax rate of 72.9% compared to an income tax benefit in the first quarter of 2024 of $277 thousand at an effective tax rate of (21.1%). The effective rate for the first quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $70 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the US.

As of March 31, 2025 and December 31, 2024, we had $8.3 million and $8.1 million, respectively, of valuation allowance against our net deferred income tax assets in multiple global tax jurisdictions.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, income from tax planning strategies, as well as all available positive and negative evidence.  Positive evidence includes factors such as a history of profitable operations and projections of future profitability within the carryforward period, including any potential tax planning strategies.  Negative evidence includes items such as cumulative losses and projections of future losses.  Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance.  Existing valuation allowances are re-examined on a quarterly basis under the same standards of positive and negative evidence.

In the fourth quarter of 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States.  These deferred tax assets have an unlimited life (for net operating losses, capitalized R&D expenses and R&D credit carryforwards). The need for this valuation allowance has been assessed as of March 31, 2025 and management continues to believe that the negative evidence, as discussed above, continues to support our valuation allowance.

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

10. Subsequent events

The Company is continuously monitoring the ongoing U.S. government’s executive order tariffs and counter tariffs imposed on the U.S. by certain countries.  Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from most countries with which the U.S. engages in trade. We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. On April 2, 2025, the U.S. government imposed a baseline 10% tariff on goods imported from Thailand, effective April 5, 2025. In addition, the U.S. government announced a 36% reciprocal tariff on goods imported from Thailand that was intended to replace the baseline tariff on April 9, 2025, but was subsequently suspended until July 2025.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

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
•
price increases, decreased availability of third-party component parts or raw materials at reasonable prices, price wars or significant pricing pressures affecting the Company’s products in the United States or abroad;

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

•	any system outages, interruptions or other disruptions to our software applications, including as a result of unexpected errors or mistakes in connection with over-the-air updates;
•	our ability to successfully grow our business in the food service technology market;
•	renewal rates for our subscription-based products;
•	risks associated with the pursuit of strategic initiatives and business growth;
•	our dependence on contract manufacturers for the assembly of a large portion of our products in Asia;
•	our dependence on significant suppliers;
•	our ability to recruit and retain quality employees;
•	our dependence on third parties for sales outside the United States;
•	marketplace acceptance of new products;
•	risks associated with foreign operations;
•	price wars or other significant pricing pressures affecting the Company’s products in the United States or abroad;
•
the imposition of additional duties, tariffs, quotas, taxes, trade barriers, capital flow restrictions and other charges on imports and exports by the United States or the governments of the countries in which we or our manufacturers and suppliers operate;

•	increased product costs or reduced customer demand for our products due to changes in U.S. policy that may result in trade wars or tariffs;
•	political and policy uncertainties in connection with the change in U.S. presidential administrations;
•	our ability to protect intellectual property;
•	exchange rate fluctuations;
•	the availability of needed financing on acceptable terms or at all;
•	volatility of, and decreases in, trading prices of our common stock; and
•
other risk factors identified and discussed in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and that may be detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”).

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by applicable law.

Index
Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for high-growth markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for high growth markets, and provide related services, supplies and spare parts.  The Company’s chief operating decision makers, who are the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilize a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Recent Developments
Current Business and Economic Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024.  As of March 31, 2025, we believe all significant domestic customers have been able to sell through their on-hand inventory and have resumed ordering again. As a result, we expect to continue to see a return to more normalized casino and gaming sales levels in 2025.  However, casino and gaming sales levels during 2025 may be impacted by an increase in advance orders from customers seeking to avoid potential price increases from the recent tariff actions discussed below, which could result in decreased demand in future periods. The Company is currently evaluating the potential impact of this trend.

Since February 2025, the U.S. government has issued several executive orders imposing tariffs on imports from most countries with which the U.S. engages in trade. We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. On April 2, 2025, the U.S. government imposed a baseline 10% tariff on goods imported from Thailand, effective April 5, 2025. In addition, the U.S. government announced a 36% reciprocal tariff on goods imported from Thailand that was intended to replace the baseline tariff on April 9, 2025, but was subsequently suspended until July 2025. These tariffs may impact certain goods that our assembled and imported into the U.S. from our manufacturer in Thailand if a reduction or resolution cannot be negotiated between the Thai and the U.S governments.  The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the potential impact of tariffs on goods sold into the U.S. through alternative sourcing or manufacturing. We currently plan to mitigate any potential tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases.

While tariffs did not materially impact our results for the first quarter of 2025, we continue to monitor the ongoing implications of tariffs and anticipated increases in tariffs and counter-tariffs. Given the continued lack of clarity, it is uncertain whether other countries will continue to seek negotiations or retaliate as future developments occur, or whether the U.S. government will increase, eliminate or expand tariffs, reconsider or adjust tariffs based upon negotiations, or grant further exemptions.

The continued effects of any global tariffs may potentially increase the likelihood of a recession, create a significant reduction in consumer confidence and customer demand, increase inflation or impact credit markets and interest rates.  Any of these resulting effects could materially and adversely affect our business, financial condition and results of operations. For information regarding the risks related to our manufacturer in Thailand and global economic conditions, please see Part II, Item 1A, “Risk Factors,” of this Form 10-Q.

Index
Strategic Review Process

For information regarding the risks related to the strategic review process, please see Part I, Item 1A, “Risk Factors” under the sub-caption “Our success may depend in part on our ability to identify and pursue the best long-term strategy for our businesses” in our 2024 Form 10-K.

Balance Sheet, Cash Flow and Liquidity

During the third quarter of 2023, we began a cost reduction initiative to reduce our overall level of operating expenses that included reducing employee headcount, trade show, advertising and other promotional marketing expenses, certain third-party engineering resources and other expenses, and to a lesser extent, certain general and administrative expenses. We began experiencing the full impact of these actions in the first quarter of 2024 and such actions resulted in approximately $3 million of annualized savings during 2024 and we expect similar savings to be achieved in 2025 compared to the 2024 levels, partially offset by typical annual inflationary and cost of living increases in operating expenses.

We also began an additional cost reduction initiative in the second quarter of 2024 focused largely on further reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and are expected to be approximately $2 million on an annualized basis.  Notwithstanding the foregoing, there is no assurance that the cost-cutting efforts we have taken to bring expenses in line with our revenue and mitigate the impact of global economic conditions such as inflation, tariffs and conditions in our markets will be sufficient or adequate, and we may be required to take additional measures, as the ultimate extent of the effects of these risks on the Company, our financial condition, results of operations, liquidity, and cash flows are uncertain and are dependent on evolving developments which cannot be predicted at this time.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited Condensed Consolidated Financial Statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America.  The presentation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Our critical accounting estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities and share-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  There have been no material changes in our critical accounting estimates from the information presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” since the filing of the 2024 Form 10-K.

Results of Operations: Three months ended March 31, 2025 compared to three months ended March 31, 2024

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Food service technology (“FST”)	$4,908	37.6%	$3,300	30.9%	$1,608	48.7%
POS automation	618	4.7%	651	6.1%	(33)	(5.1%)
Casino and gaming	6,719	51.5%	5,696	53.3%	1,023	18.0%
TransAct Services Group (“TSG”)	808	6.2%	1,040	9.7%	(232)	(22.3%)
	$13,053	100.0%	$10,687	100.0%	$2,366	22.1%

International *	$2,307	17.7%	$2,922	27.3%	$(615)	(21.0%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Index
Net sales for the first quarter of 2025 increased $2.4 million, or 22%, compared to the first quarter of 2024.  Printer, terminal and other hardware unit sales volume increased 28% to approximately 24,700 units, due primarily to a 25% unit sales volume increase in the casino and gaming market and a 143% unit sales volume increase in FST hardware. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was up 5% in the first quarter of 2025 compared to the first quarter of 2024.  FST software, labels and other recurring revenue increased $250 thousand, or 10%, in the first quarter of 2025 compared to the first quarter of 2024.

International sales for the first quarter of 2025 decreased $615 thousand, or 21%, from the same period in 2024 due primarily to lower sales in our casino and gaming market.

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

Sales of our worldwide FST products for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Domestic	$4,622	94.2%	$3,023	91.6%	$1,599	52.9%
International	286	5.8%	277	8.4%	9	3.2%
	$4,908	100.0%	$3,300	100.0%	$1,608	48.7%

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Hardware	$2,252	45.9%	$893	27.1%	$1,359	152.2%
Software, labels and other recurring revenue	2,656	54.1%	2,407	72.9%	249	10.3%
	$4,908	100.0%	$3,300	100.0%	$1,608	48.7%

The increase in food service technology sales in the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by an increase in domestic hardware sales. Hardware sales were strong in the first quarter of 2025, up 152% compared to the first quarter of 2024, due to sales of our BOHA! Terminal 2 to a large convenience store (replacing our BOHA! Terminal 1), a large international QSR (replacing our AccuDate 9700) and a new sushi customer win. Despite the loss of a significant customer (explained further below), FST software, labels and other recurring revenue increased 10% compared to the prior year period due to  label sales to our new sushi customer as well as higher sales to several of our larger existing customers.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including hardware, software, labels and other recurring revenue) were approximately $900 thousand in 2024 and approximately $300 thousand in the first quarter of 2024 (largely software and labels).  We had minimal sales to this customer in the first quarter of 2025 as we continue to service a small percentage of ongoing units.  Despite the loss of this customer, we expect overall FST revenue for the remainder of 2025 to be higher than the comparable period of 2024.

Index
We expect FST revenue to be higher in 2025 than in 2024 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of BOHA! labels and subscription software revenue from our labeling software application).

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

Sales of our worldwide POS automation products for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Domestic	$618	100.0%	$651	100.0%	$(33)	(5.1%)
International	–	0.0%	–	0.0%	–	–
	$618	100.0%	$651	100.0%	$(33)	(5.1%)

The modest 5% decline in POS automation sales in the first quarter of 2025 compared to the first quarter of 2024 was largely due to competitive pressure that has resulted in a return to a more normalized level of sales as well as a reduction in our average selling prices.

We expect POS automation sales to be lower in 2025 than in 2024 as we expect to continue to experience competitive pressure in this market.

Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, currently sold both directly and through certain casino system providers on a subscription basis, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Domestic	$4,822	71.8%	$3,238	56.8%	$1,584	48.9%
International	1,897	28.2%	2,458	43.2%	(561)	(22.8%)
	$6,719	100.0%	$5,696	100.0%	$1,023	18.0%

Domestic sales of our casino and gaming products for the first quarter of 2025 increased by $1.6 million, or 49%, compared to the first quarter of 2024. Sales during the first quarter of 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023.   As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory.  Sales increased during the first quarter of 2025 compared to the first quarter of 2024 as most of our major casino and gaming customers worked through their on-hand inventory and  began to order at normalized levels again. In addition, sales in the first quarter of 2025 benefitted from sales of our casino printer to a new OEM customer for the use in charitable gaming establishments.  We expect this new OEM customer to continue to contribute to sales for the remainder of 2025.  As a result of these factors, we expect our domestic casino and gaming sales to be significantly higher in 2025 compared to 2024.

Our international casino and gaming sales were down 23% during the first quarter of 2025 compared to the first quarter of 2024, largely due to a large European OEM still working down an overstock of their on-hand inventory.  We expect our international sales to continue to be negatively impacted until this customer resumes ordering which is expected in the second half of 2025.

Index
TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of consumable products (POS receipt paper, ribbons and other printing supplies for non-FST legacy products), replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024		$ Change	% Change
Domestic	$684	84.7%	$853	82.0%	$(169)	(19.8%)
International	124	15.3%	187	18.0%	(63)	(33.7%)
	$808	100.0%	$1,040	100.0%	$(232)	(22.3%)

The decrease in both domestic and international revenue from TSG during the first quarter of 2025 as compared to the first quarter of 2024 was due largely to lower sales of legacy replacement parts for lottery printers, as well as lower legacy consumables sales and service revenue.

We expect TSG sales to be somewhat lower in 2025 compared to 2024 as we expect to cease selling all of our remaining legacy consumable products by the end of 2025.

Gross Profit. Gross profit information for the three months ended March 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$6,359	$5,624	13.1%	48.7%	52.6%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  In the first quarter of 2025, gross profit increased $735 thousand, or 13%, and gross margin declined 390 basis points to 49% due largely to higher sales of BOHA! hardware products which carry lower average margins than our casino and gaming products, and to a lesser extent, increased overhead costs, inflation and lower prices on our POS automation printer due to increased competitive pressure.

We expect gross margin for 2025 to continue to be in the mid-to high-40% range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended March 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$1,635	$1,966	(16.8%)	12.5%	18.4%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the third-party licensor of our food service technology software products). Engineering, design and product development expenses decreased $331 thousand, or 17%, for the first quarter of 2025 compared to the first quarter of 2024 due to cost reduction initiatives taken during the latter part of 2023, and again in the second quarter of 2024, including a reduction of contracted software development expenses.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended March 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$2,085	$2,083	0.1%	16.0%	19.5%

Index
Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services.  Selling and marketing expenses remained relatively flat in the first quarter of 2025 compared to the first quarter of 2024 due largely to typical inflationary and cost of living increases as well incremental costs we incurred related to programs to further improve and refine our go-to-market strategy offset by cost reduction initiatives including reduced headcount, trade show and other marketing expenses taken during the latter part of 2023 and the second quarter of 2024.

Operating Expenses - General and Administrative. General and administrative information for the three months ended March 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales – 2024
$2,654	$2,876	(7.7%)	20.3%	26.9%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses decreased $222 thousand, or 8%, during the first quarter of 2025 compared to the first quarter of 2024.  This decrease was driven largely by the impact of cost reduction initiatives taken during the latter part of 2023 and the second quarter of 2024 as well as lower depreciation and incentive compensation expense in the first quarter of 2025 compared to the same period in 2024.

Operating Loss. Operating loss for the three months ended March 31, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended March 31,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales – 2025	Total Sales – 2024
$(15)	$(1,301)	(98.8%)	(0.1%)	(12.2%)

Our operating loss decreased $1.3 million, or 99%, in the first quarter of 2025 compared to the first quarter of 2024 due largely to a 22% increase in sales and a resulting $735 thousand increase in gross profit (despite a 390 basis point decline in gross margin).  Furthermore there was a reduction in operating expenses of $551 thousand, or 8%, primarily due to cost reduction efforts commenced in the latter part of 2023 and the second quarter of 2024.

Interest, net. We recorded net interest income of $22 thousand in the first quarter of 2025 compared to $48 thousand in the first quarter of 2024.  Following the November 2024 amendment of the Siena Credit Facility, we were required to maintain outstanding borrowings of at least $3 million in principal amount, an increase from $2.25 million prior to the amendment, which resulted in higher interest expense in the first quarter of 2025.  In addition, we earned less interest income in the first quarter of 2025 than in the first quarter of 2024 due to the impact of lower interest rates on invested cash on hand.

Other, net. Other, net primarily includes foreign exchange gains and losses by our UK subsidiary.  During the first quarter of 2025 we recognized $63 thousand of foreign exchange gains compared to a $60 thousand foreign exchange loss in the first quarter of 2024.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded an income tax expense in the first quarter of 2025 of $51 thousand at an effective tax rate of 72.9%, compared to an income tax benefit during the first quarter of 2024 of $277 thousand at an effective tax rate of (21.1%).  The effective rate for the first quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $70 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States.  In the fourth quarter of 2024, the Company recognized a $7.3 million charge to income tax expense to record a valuation allowance on the full value of its U.S. federal net deferred tax asset. The need for this valuation allowance has been assessed as of March 31, 2025 and management continues to believe this valuation allowance is appropriate.

Index
Liquidity and Capital Resources

Cash Flow
In the first three months of 2025, our cash and cash equivalents balance decreased $216 thousand, or 2%, from December 31, 2024. We ended the first quarter of 2025 with $14.2 million in cash and cash equivalents, of which $0.2 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash used in operating activities of $161 thousand for the first three months of 2025 as compared to cash used in operating activities of $1.5 million for the first three months of 2024:

During the first three months of 2025:
•	We reported net income of $19 thousand.
•	We recorded depreciation and amortization of $0.2 million and share-based compensation expense of $0.3 million.
•	Accounts receivable increased $2.5 million due to the increase in sales as discussed in our Results of Operations above.
•	Inventories decreased $1.8 million as we work down our elevated inventory levels on hand.

During the first three months of 2024:
•	We reported a net loss of $1.0 million.
•	We recorded depreciation and amortization of $0.4 million and share-based compensation expense of $0.3 million.
•	Inventories increased $1.4 million consistent with the slowdown in sales as discussed in our Results of Operations above.
•	Accounts receivable decreased $2.0 million due to the continued collections of sales combined with the slowdown in sales as discussed in our Results of Operations above.
•	Accrued and other liabilities decreased $1.0 million due largely to the payout of 2023 bonuses in the first quarter of 2024.

Investing activities:  Our capital expenditures were $10 thousand for the first three months of 2025 compared to $106 thousand for the first three months of 2024.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.

Financing activities:  Financing activities used $50 thousand of cash during the first three months of 2025 compared to $71 thousand in cash used during the first three months of 2024.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Resource Sufficiency
Competitors that were unable to supply products in 2023 due to supply chain constraints have returned to the market, resulting in increased competitive pressure.  Certain large customers began to slow their order rates in the first half of 2024 due to higher-than-normal inventory levels, though most have resumed buying again.  As a result, following an increase in casino and gaming sales in 2023 and then a fall-off in 2024 as customers worked through inventory on hand, we expect to see more normalized sales in casino and gaming in 2025.  Given the continued uncertainty related to tariffs and general economic conditions, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

We believe that our cash and cash equivalents on hand, our expected cash flows generated from operating activities, and borrowings available under our credit facility will provide sufficient resources to meet our working capital needs, finance our capital expenditures and meet our liquidity requirements through at least the next twelve months. Notwithstanding this belief, the duration and extent of current global economic pressures and conditions in our markets remain uncertain and their ultimate impact is unknown.

Credit Facility
We are party to a Loan and Security Agreement, dated as of March 13, 2020 (as amended, the “Loan Agreement”), with Siena Lending Group LLC (the “Lender”) that provides for a revolving credit line of up to $10.0 million, subject to a borrowing base based on 85% of eligible accounts receivable plus the lesser of (a) $5.0 million and (b) 50% of eligible raw material and 60% of finished goods inventory (the “Siena Credit Facility”). Borrowings under the Siena Credit Facility bear a floating rate of interest equal to the greatest of (i) the prime rate plus 1.75%, (ii) the federal funds rate plus 2.25%, and (iii) 6.50%. We also pay a fee of 0.50% on unused borrowings under the Siena Credit Facility. Borrowings under the Siena Credit Facility are secured by a lien on substantially all the assets of the Company.

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through March 31, 2025.

Index
The Company is required to either maintain outstanding borrowings under the Siena Credit Facility of at least $3.0 million in principal amount, or during any period during which the Lender has control of the Company’s deposit account in accordance with the Loan Agreement, to pay interest on at least $3.0 million principal amount of loans, whether or not such amount of loans is actually outstanding. The maturity date of the Siena Credit Facility is March 31, 2027.

As of March 31, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.25%.  We had $3.3 million of net borrowing capacity available under the Siena Credit Facility at March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of March 31, 2025, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

Item 1A.	RISK FACTORS
Information regarding risk factors appears under Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K.   There have been no material changes from the risk factors previously disclosed in our 2024 Form 10-K, other than as set forth below. The risk described below and those other risks included in our 2024 Form 10-K are the currently known risks facing our Company that management deems to be material to the Company.  Additional risks and uncertainties, not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or future results.

Index
We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals, and any further or future disruption in the businesses or operations of this manufacturer or changes to our relationship with this manufacturer/increased costs of products from this manufacturer?, including as a result of political, social or economic instability, war, trade restrictions or tariffs, severe weather, changes in climate, additional public health crises and other events out of our control, could materially adversely affect our business, financial condition and results of operations.

In an effort to maximize cost savings and operational benefits, we have outsourced substantially all of the manufacturing and assembly of our printers and terminals to a contract manufacturer located in Thailand.  As a result, we are dependent on this manufacturer for the manufacturing of our products, and any disruption in such manufacturing or the export of products from this manufacturer to the U.S., or the cost of such manufacturing and export, may adversely affect our business, financial condition and results of operations.

Risks affecting the businesses and operations of our manufacturer in Thailand and the cost to us of the products sourced from this manufacturer include: political and regional strife; war; labor shortages; severe weather and natural disasters such as earthquakes, hurricanes, fires, and floods, whether as a result of climate change or otherwise; lengthy power outages; increased pricing, financial instability and capacity constraints of shippers; and concerns with or threats of public health crises, contagious diseases or health epidemics.  We are also exposed to risks relating to the government imposition of tariffs, which may impact the cost or availability of products or components that we purchase. For example, on April 2, 2025, the U.S. government imposed a baseline 10% tariff on goods imported from Thailand, effective April 5, 2025. In addition, the U.S. government announced a 36% reciprocal tariff on goods imported from Thailand that was intended to replace the baseline tariff on April 9, 2025 but was subsequently suspended until July 2025. These tariffs may impact certain goods that are assembled and imported from our contract manufacturer in Thailand if a reduction or resolution to the tariffs cannot be negotiated between the Thai and U.S. governments.  These and future changes in tariffs and trade policies by the United States on imports from Thailand (or other countries, such as China), or retaliatory trade measures in response, may result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risk that we may not be able to offset or otherwise mitigate, any or all of which could adversely impact our business, financial condition and results of operations. In addition, the risk to our business posed by any disruption in manufacturing or impacts resulting from tariffs or trade policy uncertainty, such as price increases, is exacerbated by the concentration of substantially all of our manufacturing operations in one manufacturer located in Thailand, and there can be no assurance that we will be able to successfully mitigate any such risk by making changes to our supply chain practices, sources of supply, or manufacturing locations, or raising the prices on products subject to such tariffs and sharing these costs with our customers, which could also have significant impacts on our financial results.

If the contract manufacturer is unable to manufacture our products or continue operating its facilities, as occurred in connection with the COVID-19 pandemic, or if cost increases (as a result of tariffs or otherwise) make continued reliance on the contract manufacturer impractical, we will have limited means for the final assembly of a majority of our products until we are able to secure the manufacturing capability at another facility, develop an alternative manufacturing facility or qualify and begin sourcing from an alternative contract manufacturer, which could be costly and time consuming and have a material adverse effect on our operating and financial results.

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
c)
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: May 14, 2025	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: May 14, 2025	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)