Form 10-Q
period 2025-06-30
TRANSACT TECHNOLOGIES INC
filed 2025-08-12
CIK 1017303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025
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

As of July 31, 2025 the number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, was 10,092,326.

TRANSACT TECHNOLOGIES INCORPORATED

Index
PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2025	December 31, 2024
Assets:	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$17,746	$14,394
Accounts receivable, net of allowance for expected credit losses of $477 and $474	7,805	6,507
Inventories	12,968	16,161
Prepaid income taxes	431	401
Other current assets	738	899
Total current assets	39,688	38,362

Fixed assets, net of accumulated depreciation of $19,842 and $19,468	1,513	1,818
Right-of-use assets, net of accumulated amortization of $2,298 and $1,796	667	1,141
Goodwill	2,621	2,621
Intangible assets, net of accumulated amortization of $1,606 and $1,606	–	–
Other assets	60	92
	4,861	5,672
Total assets	$44,549	$44,034

Liabilities and Shareholders’ Equity:
Current liabilities:
Revolving loan payable	$3,000	$3,000
Accounts payable	3,925	4,569
Accrued liabilities	4,095	3,253
Lease liabilities	703	955
Deferred revenue	1,162	1,107
Total current liabilities	12,885	12,884

Deferred revenue, net of current portion	333	246
Lease liabilities, net of current portion	–	231
Other liabilities	46	40
	379	517
Total liabilities	13,264	13,401

Commitments and contingencies (see Notes 5 and 8)

Shareholders’ Equity:
Common stock, $0.01 par value, 20,000,000 shares authorized; 14,137,168 and 14,068,049 shares issued, respectively; 10,092,326 and 10,023,207 shares outstanding, respectively	141	141
Additional paid-in capital	58,864	58,141
Retained earnings	4,391	4,515
Accumulated other comprehensive loss, net of tax	(1)	(54)
Treasury stock, at cost (4,044,842 shares)	(32,110)	(32,110)
Total shareholders’ equity	31,285	30,633
Total liabilities and shareholders’ equity	$44,549	$44,034

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)

Net sales	$13,798	$11,599	$26,851	$22,286
Cost of sales	7,146	5,489	13,840	10,552
Gross profit	6,652	6,110	13,011	11,734

Operating expenses:
Engineering, design and product development	1,725	1,799	3,360	3,765
Selling and marketing	2,103	2,197	4,188	4,280
General and administrative	3,082	2,552	5,736	5,428
	6,910	6,548	13,284	13,473

Operating loss	(258)	(438)	(273)	(1,739)
Interest and other income (expense):
Interest, net	40	26	62	74
Other, net	115	7	178	(53)
	155	33	240	21

Loss before income taxes	(103)	(405)	(33)	(1,718)
Income tax (expense) benefit	(40)	86	(91)	363
Net loss	$(143)	$(319)	$(124)	$(1,355)

Net loss per common share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.14)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.14)

Shares used in per-share calculation:
Basic	10,085	9,997	10,064	9,985
Diluted	10,085	9,997	10,064	9,985

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)

Net loss	$(143)	$(319)	$(124)	$(1,355)
Foreign currency translation adjustment, net of tax	37	(3)	53	(4)
Comprehensive loss	$(106)	$(322)	$(71)	$(1,359)

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(124)	$(1,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	773	544
Depreciation and amortization	344	636
Deferred income taxes	–	(570)
Unrealized foreign currency transaction (gains) losses	(169)	55
Changes in operating assets and liabilities:
Accounts receivable	(1,237)	3,066
Inventories	3,360	102
Prepaid income taxes	(10)	(389)
Other current and long-term assets	174	15
Accounts payable	(646)	(1,400)
Accrued liabilities and other liabilities	969	(1,558)
Net cash provided by (used in) operating activities	3,434	(854)

Cash flows from investing activities:
Capital expenditures	(29)	(243)
Net cash used in investing activities	(29)	(243)

Cash flows from financing activities:
Withholding taxes paid on stock issuances	(50)	(71)
Net cash used in financing activities	(50)	(71)

Effect of exchange rate changes on cash and cash equivalents	(3)	(19)

Increase (decrease) in cash and cash equivalents	3,352	(1,187)
Cash and cash equivalents, beginning of period	14,394	12,321
Cash and cash equivalents, end of period	$17,746	$11,134

Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditure items	$21	$11
Right of use asset obtained in exchange for new operating lease liabilities	$–	$465

See notes to Condensed Consolidated Financial Statements.

Index
TRANSACT TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Equity beginning balance	$30,941	$38,571	$30,633	$39,414

Common stock
Balance, beginning and end of period	141	140	141	140

Additional paid-in capital
Balance, beginning of period	58,414	57,249	58,141	57,055
Share-based compensation expense	450	279	773	544
Relinquishment of stock awards to pay for withholding taxes	–	–	(50)	(71)
Balance, end of period	58,864	57,528	58,864	57,528

Retained earnings
Balance, beginning of period	4,534	13,342	4,515	14,378
Net loss	(143)	(319)	(124)	(1,355)
Balance, end of period	4,391	13,023	4,391	13,023

Treasury stock
Balance, beginning and end of period	(32,110)	(32,110)	(32,110)	(32,110)

Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(38)	(50)	(54)	(49)
Foreign currency translation adjustment, net of tax	37	(3)	53	(4)
Balance, end of period	(1)	(53)	(1)	(53)

Equity ending balance	$31,285	$38,528	$31,285	$38,528

Supplemental share information
Issuance of shares from stock awards	16	3	84	50
Relinquishment of stock awards to pay withholding taxes	4	–	15	11

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

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
In addition, the presentation of the accompanying unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable, inventory obsolescence, goodwill and intangible assets, the valuation of deferred tax assets and liabilities, depreciable lives of equipment, share-based compensation and contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. While there was not a material impact to our Condensed Consolidated Financial Statements as of June 30, 2025 and for the quarters and six months ended June 30, 2025 and 2024 resulting from our assessments of these matters, future assessment of our expectations of the magnitude and duration of these macroeconomic developments, as well as other factors, could result in material impacts to our Condensed Consolidated Financial Statements in future reporting periods.

Index
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

Other new accounting pronouncements issued, but not effective until after June 30, 2025, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

	Three Months Ended
	June 30,
	2025			2024
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$4,354	$407	$4,761	$3,779	$399	$4,178
POS automation	585	5	590	1,151	–	1,151
Casino and gaming	5,959	1,670	7,629	3,178	2,181	5,359
Transact Services Group	584	234	818	711	200	911
Total net sales	$11,482	$2,316	$13,798	$8,819	$2,780	$11,599

	Six Months Ended
	June 30,
	2025			2024
	(In thousands)
	United States	International	Total	United States	International	Total
Food service technology	$8,976	$693	$9,669	$6,802	$676	$7,478
POS automation	1,203	5	1,208	1,802	–	1,802
Casino and gaming	10,781	3,567	14,348	6,416	4,639	11,055
TransAct Services Group	1,268	358	1,626	1,564	387	1,951
Total net sales	$22,228	$4,623	$26,851	$16,584	$5,702	$22,286

Index
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

Contract liabilities consist of customer pre-payments and deferred revenue.  Customer prepayments are reported as “Accrued liabilities” in current liabilities in the Condensed Consolidated Balance Sheets and represent customer payments made in advance of performance obligations in instances where credit has not been extended and are recognized as revenue when the performance obligation is complete.  Deferred revenue is reported separately in current liabilities and non-current liabilities and consists of our extended warranty contracts, technical support for our food service technology terminals, EPICENTRAL maintenance contracts and prepaid software subscriptions for our BOHA! software applications and is recognized as revenue as (or when) we perform under the contract.  For the six months ended June 30, 2025, we recognized revenue of $0.7 million related to our contract liabilities at December 31, 2024. Total net contract liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Unbilled receivables, current	$59	$106
Unbilled receivables, net of current portion	10	32
Customer pre-payments	(339)	(164)
Deferred revenue, current	(1,162)	(1,107)
Deferred revenue, net of current portion	(333)	(246)
Total net contract liabilities	$(1,765)	$(1,379)

Remaining performance obligations
Remaining performance obligations (“RPOs”) represent the transaction price of firm orders for which a good or service has not been delivered to our customer.  As of June 30, 2025, the aggregate amount of transaction prices allocated to RPOs was $6.4 million.  The Company expects to recognize revenue of $6.1 million of its RPOs within the next 12 months following June 30, 2025, $0.2 million within the next 24 months following June 30, 2025 and the balance of these RPOs recognized within the next 36 months following June 30, 2025.

4. Inventories

The components of inventories were:

	June 30, 2025	December 31, 2024
	(In thousands)

Raw materials and purchased component parts	$6,353	$8,413
Finished goods	6,615	7,748
	$12,968	$16,161

Index
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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through June 30, 2025.

The Company is required to either maintain outstanding borrowings under the Siena Credit Facility of at least $3.0 million in principal amount, or, during any period during which the Lender has control of the Company’s deposit account in accordance with the Loan Agreement, to pay interest on at least $3.0 million principal amount of loans, whether or not such amount of loans is actually outstanding. The maturity date of the Siena Credit Facility is March 31, 2027.

As of June 30, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.25%. We had $1.6 million of net borrowing capacity available under the Siena Credit Facility at June 30, 2025.

6. Segment reporting

We apply the provisions of FASB ASC Topic 280, “Segment Reporting.”  We view our operations and manage our business as one segment: the design, development, and marketing of software-driven technology and printing solutions for large and emerging markets, and provide related services, supplies and spare parts.  Factors used to identify TransAct’s single operating segment include the similar design, construction and functionality of our products and services, the combined research & development team that supports the entire company, a combined assembly, production and supply chain logistics process used to construct our products and services and a similar class of customers within our core markets (distributors, resellers, original equipment manufacturers (“OEMs”) and end users).

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

Index
The following table provides the operating financial results of our segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Revenues	$13,798	$11,599	$26,851	$22,286

Cost of materials sold	5,203	3,856	10,167	7,056
Compensation costs	5,486	4,554	10,323	9,700
Professional services	879	1,002	1,851	1,927
Occupancy costs	368	369	732	731
Marketing expenses	232	329	476	580
IT expenses	319	318	648	616
Severance expenses	1	43	8	70
Depreciation and amortization	171	241	344	636
Other segment expenses (1)	1,397	1,325	2,575	2,709
	14,056	12,037	27,124	24,025
Operating loss	(258)	(438)	(273)	(1,739)

Interest income	126	106	233	234
Interest expense	(86)	(80)	(171)	(160)
Other, net	115	7	178	(53)
Income tax (expense) benefit	(40)	86	(91)	363
Net loss	$(143)	$(319)	$(124)	$(1,355)

(1)	Other segment expenses included in segment net income primarily include other cost of goods sold, other administrative costs and engineering costs.

A reconciliation of net loss to EBITDA and adjusted EBITDA follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Net loss	$(143)	$(319)	$(124)	$(1,355)
Interest income, net	(40)	(26)	(62)	(74)
Income tax expense (benefit)	40	(86)	91	(363)
Depreciation and amortization	171	241	344	636
EBITDA	28	(190)	249	(1,156)

Share-based compensation	450	279	773	544

Adjusted EBITDA	$478	$89	$1,022	$(612)

Index
7. Earnings per share

The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net loss	$(143)	$(319)	$(124)	$(1,355)

Shares:
Basic: Weighted average common shares outstanding	10,085	9,997	10,064	9,985
Add: Dilutive effect of outstanding options and restricted stock units as determined by the treasury stock method	–	–	–	–
Diluted: Weighted average common and common equivalent shares outstanding	10,085	9,997	10,064	9,985

Net loss per common share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.14)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.14)

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

There were 1.8 million and 1.6 million of anti-dilutive stock awards excluded from the computation of earnings per share for the quarters ended June 30, 2025 and 2024, respectively, and 1.7 million and 1.5 million of anti-dilutive stock awards excluded from the computation of earnings per diluted share for the six months ended June 30, 2025 and 2024, respectively.

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

Operating lease expense for the six months ended June 30, 2025 and 2024 was $518 thousand and $500 thousand, respectively, and is reported as “Cost of sales”, “Engineering, design and product development expense”, “Selling and marketing expense”, and “General and administrative expense” in the Condensed Consolidated Statements of Operations.  Operating lease expenses include short-term lease costs, which were immaterial during the periods presented.

Index
The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Six Months Ended,
	June 30,
	2025	2024
Operating cash outflows from leases	$526	$510

The following summarizes additional information related to our leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	0.8	1.2
Weighted average discount rate	8.2%	7.7%

The maturity of the Company’s operating lease liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
2025	$492	$1,014
2026	238	237
Total undiscounted lease payments	730	1,251
Less imputed interest	27	65
Total lease liabilities	$703	$1,186

9. Income taxes

We recorded income tax expense in the second quarter of 2025 of $40 thousand at an effective tax rate of 38.8% compared to an income tax benefit in the second quarter of 2024 of $86 thousand at an effective tax rate of (21.2%). For the six months ended June 30, 2025, we recorded income tax expense of $91 thousand at an effective rate of 275.8% compared to an income tax benefit of $363 thousand at an effective rate of (21.1%) for the six months ended June 30, 2024.

The effective tax rates for the second quarter of 2025 and the six months ended June 30, 2025 were unusually high because (1) pre-tax losses were at near-breakeven levels of $103 thousand and $33 thousand, respectively, and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As discussed below, we provided for a full valuation allowance against our U.S. deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of June 30, 2025.  As such, the Company has not recorded any U.S. federal tax benefits associated with losses recorded in the second quarter of 2025 and the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, we had $8.3 million and $8.1 million, respectively, of valuation allowance against our net deferred income tax assets in multiple global tax jurisdictions.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not (greater than 50%) that a tax benefit will not be realized.  In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, income from tax planning strategies, as well as all available positive and negative evidence.  Positive evidence includes factors such as a history of profitable operations and projections of future profitability within the carryforward period, including any potential tax planning strategies.  Negative evidence includes items such as cumulative losses and projections of future losses.  Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realized, resulting in a charge to establish a valuation allowance.  Existing valuation allowances are re-examined on a quarterly basis under the same standards of positive and negative evidence.

Index
In the fourth quarter of 2024, TransAct recognized a $7.3 million discrete income tax charge for a valuation allowance on the full value of the net deferred tax assets in the United States.  These deferred tax assets have varying lives (for federal net operating losses, state net operating losses and capitalized R&D expenses). The need for this valuation allowance has been assessed as of June 30, 2025 and management continues to believe that the negative evidence, as discussed above, continues to support our valuation allowance.

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

10. Subsequent events

On July 4, 2025, the U.S. President signed into law the One Big Beautiful Bill Act (the “OBBBA”), which introduces significant federal tax law changes. For example, the OBBBA includes numerous changes to U.S. corporate income tax law, including but not limited to: (i) a permanent 100% bonus depreciation for qualified property, (ii) immediate expensing of domestic research and experimental expenditures, (iii) modifications to the limitation on business interest expense deductions, (iv) increased expensing limits under Section 179 of the Internal Revenue Code (the “Code”), (v) changes to certain international tax provisions, (vi) and expanded limitations on the deductibility of executive compensation under Section 162(m) of the Code. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the OBBBA on its Consolidated Financial Statements. The effects of the OBBBA, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis. Given TransAct’s current tax positions (including a full valuation allowance against its net deferred tax assets), we do not anticipate this law to have a material impact on our Consolidated Financial Statements.

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government has announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand. In response, many countries announced their own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn, while others have been revised. On July 30, 2025, the U.S. government announced that an agreement was made with Thailand to establish a U.S. tariff of 19% on goods imported from Thailand, effective August 7, 2025. The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impact to its Consolidated Financial Statements.

On August 6, 2025, the Company announced that it acquired a perpetual license to a copy of the source code for the BOHA! software that it currently licenses from Avery Dennison. Under the terms of the agreement, TransAct has obtained a perpetual and royalty free license to use, host, market, sublicense, distribute, copy, and modify the code as the Company sees fit for its business purposes. In addition to the perpetual and royalty free license, TransAct will also host the code in its own environment, which is expected to go live in early 2027. Total consideration for the acquisition was $2.55 million, plus professional services fees of approximately $1.0 million for the transition services to be provided by Avery Dennison.

The Company has evaluated all other events or transactions that occurred up to the date the Condensed Consolidated Financial Statements were available to be issued. Based on this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Report”), including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements” within the meaning of the U.S. federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent current views about possible future events and are often identified by the use of forward-looking terminology, such as “may,” “will,” “could,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “plan,” “predict,” “design” or “continue” or the negative thereof or other similar words.  Forward-looking statements are subject to certain risks, uncertainties and assumptions.  In the event that one or more of such risks or uncertainties materialize, or one or more underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements.

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
•
our ability to achieve the anticipated benefits of our acquisition of a licensed copy of the source code for the BOHA! software and risks to our reputation and business relating to the source code transition;

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

•	political and policy uncertainties in connection with the current U.S. presidential administration;
•	our ability to protect intellectual property;
•	exchange rate fluctuations;
•	the availability of needed financing on acceptable terms or at all;
•	volatility of, and decreases in, trading prices of our common stock; and
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

Index
Overview
TransAct is a global leader in developing and selling software-driven technology and printing solutions for large and emerging markets including food service technology, point of sale (“POS”) automation and casino and gaming.  Our world-class products are designed from the ground up based on market and customer requirements and are sold under the BOHA!™, AccuDate™, Epic, EPICENTRAL®, and Ithaca® brand names.  During 2019, we launched a new line of products for the food service technology market, the BOHA! hardware solutions and companion branded suite of cloud-based applications. The BOHA! software and hardware products help restaurants, convenience stores and food service operators of all sizes automate the food production in the back-of-house operations.  Known and respected worldwide for innovative designs and real-world service reliability, our thermal printers and terminals generate top-quality labels, coupons and transaction records such as receipts, tickets and other documents.  We sell our technology to original equipment manufacturers (“OEMs”), value-added resellers, and select distributors, as well as directly to end users.  Our product distribution spans across the Americas, Europe, the Middle East, Africa, Asia, Australia, New Zealand, the Caribbean Islands and the South Pacific. We also offer world-class service, support, labels, spare parts, accessories and printing supplies to our growing worldwide base of products currently in use by our customers. Through our TransAct Services Group (“TSG”), we provide a complete range of supplies and consumables used in the printing activities of customers in the restaurant and hospitality, retail, casino and gaming, and government markets.  Through our webstore, www.transactsupplies.com, and our direct selling team, we address the demand for these products.  We operate in one reportable segment: the design, development, and marketing of software-driven technology and printing solutions for large and emerging markets, and provide related services, supplies and spare parts.  The Company’s chief operating decision makers, who are the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, utilize a consolidated approach to assess the performance of, and allocate resources to, the business.  Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

Solely for convenience, some of the trademarks, service marks, trade names and copyrights referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks, trade names and copyrights.

Recent Developments
Source Code Acquisition

On August 6, 2025, the Company announced that it acquired a perpetual license to a copy of the source code for the BOHA! software that it licenses from Avery Dennison.  Under the terms of the agreement, TransAct has obtained a perpetual and royalty free license to use, host, market, sublicense, distribute, copy, and modify the code as the Company sees fit for its business purposes. In addition to the perpetual and royalty free license, TransAct will also host the code in its own environment, which is expected to go live in early 2027. Total consideration for the acquisition was $2.55 million, plus professional services fees of approximately $1.0 million for transition services to be provided by Avery Dennison.

Current Business and Economic Trends
After strong demand during most of 2023 due in part to our primary competitor’s struggle to deliver products in the face of supply chain constraints, in late 2023, we began to see indications of a temporary slowdown in demand in the casino and gaming market, as customers that had built up excess inventory due to supply chain concerns advised us that they would temporarily reduce orders until their stock normalized. This slowdown impacted our results in the fourth quarter of 2023 and during the year ended December 31, 2024.  As of June 30, 2025, we believe all significant domestic customers have been able to sell through their on-hand inventory and have resumed ordering again. As a result, we have seen, and expect to continue to see, a return to more normalized casino and gaming sales levels in 2025.  However, we continue to monitor the potential impact of any price increases resulting from recent tariff actions on casino and gaming sales levels during 2025, such as the potential increase in advance orders from customers seeking to avoid such price increases, which could result in decreased demand in future periods.

We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals. During 2025, the U.S. government has announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries, including Thailand. In response, many countries announced their own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn, while others have been revised.

Index
On July 30, 2025, the U.S. government announced that an agreement was made with Thailand to establish a U.S. tariff of 19% on goods imported from Thailand effective August 7, 2025.

We expect that these tariffs will impact certain goods that are assembled and imported into the United States from our manufacturer in Thailand.  The majority of raw components used in the manufacturing and assembly of our printers and terminals are sourced locally in Thailand, and to a lesser extent, from other countries in the region, including China. As a result, we currently have a limited ability to mitigate the expected impact of tariffs on goods sold into the United States through alternative sourcing or manufacturing. We currently plan to mitigate these tariffs by raising prices to customers, but there can be no assurance that we will be able to pass on all tariff costs to customers via price increases.

While tariffs did not materially impact our results for the first six months of 2025, we expect the 19% tariff may impact our financial results going forward.  It is uncertain whether other countries will continue to seek further negotiations or retaliate as future developments occur, or whether the U.S. government will reconsider or adjust tariffs based upon continued future negotiations, or grant further exemptions. The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impacts to its Consolidated Financial Statements.

The continued effects of any global tariffs may potentially increase the likelihood of a recession, create a significant reduction in consumer confidence and customer demand, increase inflation or impact credit markets and interest rates.  Any of these resulting effects could materially and adversely affect our business, financial condition and results of operations. For information regarding the risks related to our manufacturer in Thailand and global economic conditions, please see Part II, Item 1A, “Risk Factors,” of this Report.

Balance Sheet, Cash Flow and Liquidity

We began a cost reduction initiative in the second quarter of 2024 focused largely on reducing employee headcount and other external third-party resources. Savings from this initiative were realized beginning in the third quarter of 2024 and are expected to be approximately $2 million on an annualized basis. We expect these savings to continue to be realized in 2025. However, we expect these operating expense savings in 2025 will be more than offset by typical annual inflationary and cost of living increases as well as higher incentive and stock-based compensation expected from improved results compared to 2024. Our cash flow and liquidity also benefited during the first half of 2025 from a successful inventory reduction initiative which reduced our inventory levels by approximately $3.2 million from December 31, 2024. We do not expect any further reduction in our inventory level for the remainder of 2025.

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

Index
Results of Operations: Three months ended June 30, 2025 compared to three months ended June 30, 2024

Net Sales: Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables (including labels) and maintenance and repair services, by market for the three months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Food service technology (“FST”)	$4,761	34.5%	$4,178	36.0%	$583	14.0%
POS automation	590	4.3%	1,151	9.9%	(561)	(48.7%)
Casino and gaming	7,629	55.3%	5,359	46.2%	2,270	42.4%
TransAct Services Group (“TSG”)	818	5.9%	911	7.9%	(93)	(10.2%)
	$13,798	100.0%	$11,599	100.0%	$2,199	19.0%

International *	$2,316	16.8%	$2,780	24.0%	$(464)	(16.7%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers who may, in turn, ship those printers and terminals to international destinations.

Net sales for the second quarter of 2025 increased $2.2 million, or 19%, compared to the second quarter of 2024.  Printer, terminal and other hardware unit sales volume increased 21% to approximately 26,300 units, due primarily to a 40% unit sales volume increase in the casino and gaming market and a 41% unit sales volume increase in FST hardware, somewhat offset by a 46% decrease in unit sales volume in the POS automation market. For more information about the sales volume changes described above, please refer to the results of operations for each of our markets discussed further below.  The average selling price of our printers, terminals and other hardware was up 5% in the second quarter of 2025 compared to the second quarter of 2024, due in part to increased costs resulting from U.S. tariffs imposed on our products assembled in Thailand, which have been passed on to our customers.  FST software, labels and other recurring revenue increased $183 thousand, or 7%, in the second quarter of 2025 compared to the second quarter of 2024.

International sales for the second quarter of 2025 decreased $464 thousand, or 17%, from the same period in 2024 due primarily to lower sales in our casino and gaming market.

Food service technology (“FST”). Our primary offering in the FST market is our line of BOHA! products.  The BOHA! product suite combines our latest generation terminal or workstation, which includes one or two printers, with our BOHA! labeling, timers, and media software.  In addition, customers may individually purchase cloud-based software applications for our Terminal or Workstation that connect to an application on a separate mobile device into a solution to automate back-of-house operations in restaurants, convenience stores and food service operations. The additional software offering of BOHA! consists of a variety of individually purchased software-as-a-service (“SaaS”)-based applications for both Android and iOS operating systems, including applications for temperature monitoring, temperature taking and checklists and task lists. These applications are sold separately, and customers purchase the applications they need for their back-of-house operations. Customers may also purchase associated hardware, such as tablets, temperature sensors and gateways. The BOHA! Terminal and the more recently launched Terminal 2 combine an operating system and hardware components in a single touchscreen device with one or two thermal print mechanisms that print easy-to-read food rotation labels, grab-and-go labels, nutritional labels for prepared foods, and “enjoy by” date labels. The BOHA! WorkStation uses an iPad or Android tablet instead of an integrated touchscreen. The BOHA! Terminal, Terminal 2 and WorkStation are equipped with the TransAct Enterprise Management System to ensure that only approved touchscreen functions are available on the device and to allow over-the-air updates to the operating system. BOHA! helps food service establishments and restaurants (including fine dining, casual dining, fast casual and quick-service restaurants (“QSRs”), convenience stores, hospitality establishments and contract food service providers) effectively manage food safety and grab-and-go initiatives, as well as automate and manage back-of-house operations. Recurring revenue from BOHA! is generated by software sales, including software subscriptions that are typically charged to customers annually on a per-application basis, as well as sales of labels, extended warranty and service contracts, and technical support services.

Index
Sales of our worldwide FST products for the three months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$4,354	91.5%	$3,779	90.4%	$575	15.2%
International	407	8.5%	399	9.6%	8	2.0%
	$4,761	100.0%	$4,178	100.0%	$583	14.0%

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Hardware	$1,802	37.8%	$1,402	33.6%	$400	28.5%
Software, labels and other recurring revenue	2,959	62.2%	2,776	66.4%	183	6.6%
	$4,761	100.0%	$4,178	100.0%	$583	14.0%

The increase in food service technology sales in the second quarter of 2025 compared to the second quarter of 2024 was primarily driven by an increase in domestic hardware sales. Hardware sales were strong in the second quarter of 2025, up 29% compared to the second quarter of 2024 due largely to higher sales of Workstation to a new sushi customer won in the first quarter of 2025 as well as sales of our new BOHA! Terminal 2 to two large existing customers (replacing our BOHA! Terminal 1).  Despite the loss of a significant customer in 2024 (explained further below), FST software, labels and other recurring revenue increased 7% compared to the prior year period due primarily to label sales to our new sushi customer.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including software, labels and other recurring revenue) were approximately $300 thousand in the second quarter of 2024. We had no sales to this customer in the second quarter of 2025.  Despite the loss of this customer, we expect overall FST revenue for the remainder of 2025 to be higher than the comparable period of 2024.

We expect FST revenue for the remainder of  2025 to be higher than the comparable period of 2024 as we continue to focus on growing our installed base of terminals and the related recurring revenue (primarily the sale of BOHA! labels and subscription software revenue from our labeling software application).

POS automation: In the POS automation market, we sell our Ithaca 9000 printer, which utilizes thermal printing technology.  Our POS printer is used primarily by McDonald’s, and to a lesser extent, other QSRs at the checkout counter or grill station or within self-service kiosks to print receipts for consumers or print on linerless labels.  In the POS automation market, we primarily sell our products through a network of domestic and international distributors and resellers.

Sales of our worldwide POS automation products for the three months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$585	99.2%	$1,151	100.0%	$(566)	(49.2%)
International	5	0.8%	–	–	5	–
	$590	100.0%	$1,151	100.0%	$(561)	(48.7%)

The 49% decline in POS automation sales in the second quarter of 2025 compared to the second quarter of 2024 was largely due to competitive pressure that has resulted in a return to a more normalized level of sales as well as a reduction in our average selling prices.

We expect POS automation sales for the remainder of 2025 to remain at approximately the same level as the second quarter of 2025 as we expect to continue to experience competitive pressure in this market.

Index
Casino and gaming. Revenue from the casino and gaming market includes sales of thermal ticket printers used in slot machines, video lottery terminals, and other gaming machines that print tickets or receipts instead of issuing coins at casinos, racetracks, charitable gaming establishments and other gaming venues worldwide. Revenue from this market also includes sales of thermal roll-fed printers used in the international off-premise gaming market in gaming machines such as Amusement with Prizes, Skills with Prizes and Fixed Odds Betting Terminals and kiosks for sports betting at non-casino gaming and sports betting establishments.  In addition, casino and gaming market revenue includes sales of the EPICENTRAL print system, our software solution, currently sold both directly and through certain casino system providers on a subscription basis, that enables casino operators to create promotional coupons and marketing messages and to print them in real time at the slot machine. Sales of our worldwide casino and gaming products for the three months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$5,959	78.1%	$3,178	59.3%	$2,781	87.5%
International	1,670	21.9%	2,181	40.7%	(511)	(23.4%)
	$7,629	100.0%	$5,359	100.0%	$2,270	42.4%

Domestic sales of our casino and gaming products for the second quarter of 2025 increased by $2.8 million, or 88%, compared to the second quarter of 2024. Sales during the second quarter of 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023.   As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory.  Sales increased during the second quarter of 2025 compared to the second quarter of 2024 as most of our major casino and gaming customers  worked through their on-hand inventory and  began to order at normalized levels again in 2025. In addition, sales in the second quarter of 2025 benefitted from sales of our casino printer to a new OEM customer for the use in charitable gaming establishments.  We expect this new OEM customer to continue to contribute to sales for the remainder of 2025.  As a result of these factors, we expect our domestic casino and gaming sales to be significantly higher in 2025 compared to 2024.

Our international casino and gaming sales were down 23% during the second quarter of 2025 compared to the second quarter of 2024, largely due to a significant European OEM still working down an overstock of their on-hand inventory.  We expect our international sales to continue to be negatively impacted until this customer resumes ordering, which is expected to occur late in the second half of 2025.

TransAct Services Group (“TSG”): Revenue generated by TSG includes sales of POS receipt paper for non-FST legacy products, replacement parts and accessories, maintenance and repair services and shipping and handling charges. Sales in our worldwide TSG market for the three months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$584	71.4%	$711	78.0%	$(127)	(17.9%)
International	234	28.6%	200	22.0%	34	17.0%
	$818	100.0%	$911	100.0%	$(93)	(10.2%)

The decrease in domestic revenue from TSG of $0.1 million during the second quarter of 2025 as compared to the second quarter of 2024 was due largely to lower sales of legacy replacement parts for lottery printers, as well as lower legacy consumables sales and service revenue.  An increase in sales of spare parts to international customers drove the modest increase of $34 thousand of international sales during the second quarter of 2025 as compared to the second quarter of 2024.

We expect TSG sales to be somewhat lower in 2025 compared to 2024 as we expect to cease selling all our remaining legacy consumable products by the end of 2025.

Index
Gross Profit. Gross profit information for the three months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$6,652	$6,110	8.9%	48.2%	52.7%

Gross profit is measured as revenue less cost of sales, which includes primarily the cost of all raw materials and component parts, direct labor, manufacturing overhead expenses, cost of finished products purchased directly from our contract manufacturers, expenses associated with installations and support of our EPICENTRAL print system and BOHA! products and royalty payments to third parties, including to the third-party licensor of our food service technology software products.  In the second quarter of 2025, gross profit increased $542 thousand, or 9% on 19% higher overall sales, and gross margin declined 450 basis points to 48% due largely to higher sales of BOHA! hardware products which carry lower average margins than our other products, and to a lesser extent, increased overhead costs, inflation and lower prices on our POS automation printer due to increased competitive pressure.

We expect gross margin for 2025 to continue to be in the mid-to high-40s range.

Operating Expenses - Engineering, Design and Product Development. Engineering, design and product development expense information for the three months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$1,725	$1,799	(4.1%)	12.5%	15.5%

Engineering, design and product development expenses primarily include salary and payroll-related expenses for our hardware and software engineering staff, depreciation and design expenses (including prototype printer expenses, outside design, development and testing services, supplies and contract software development expenses including those payments to the third-party licensor of our food service technology software products).  Engineering, design and product development expenses decreased $74 thousand, or 4%, for the second quarter of 2025 compared to the second quarter of 2024 due to cost reduction initiatives taken in the second quarter of 2024 (the full benefit of which was realized in 2025), including a reduction of contracted software development expenses, partially offset by higher incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - Selling and Marketing. Selling and marketing expense information for the three months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$2,103	$2,197	(4.3%)	15.2%	18.9%

Selling and marketing expenses primarily include salaries and payroll-related expenses for our sales, marketing and customer success staff, sales commissions, travel expenses, expenses associated with the lease of sales offices, advertising, trade show expenses, public relations, e-commerce, other promotional marketing expenses and outsourced go-to-market consulting services.  Selling and marketing expenses decreased $94 thousand, or 4%, in the second quarter of 2025 compared to the second quarter of 2024 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses taken during the second quarter of 2024 (the full benefit of which was realized in 2025), partially offset by higher costs related to programs to further improve the Company’s go-to-market strategy as well higher sales commissions and incentive compensation due to improved financial results in 2025 compared to 2024.

Index
Operating Expenses - General and Administrative. General and administrative information for the three months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales – 2024
$3,082	$2,552	20.8%	22.3%	22.0%

General and administrative expenses primarily include salaries, incentive and share-based compensation, and other payroll-related expenses for our executive, accounting, human resources, corporate development and information technology staff, expenses for our corporate headquarters, professional and legal expenses, information technology expenses, board of director expenses and other expenses related to being a publicly traded company.  General and administrative expenses increased $530 thousand, or 21%, during the second quarter of 2025 compared to the second quarter of 2024.  This increase was driven largely by higher incentive and stock based compensation due to improved financial results as well as estimated better performance against targets in 2025 compared to 2024.  These increases were partially offset by the impact of cost reduction initiatives taken in the second quarter of 2024.

Operating Loss. Operating loss for the three months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Three Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales – 2025	Total Sales – 2024
$(258)	$(438)	41.1%	(1.9%)	(3.8%)

Our operating loss decreased $180 thousand in the second quarter of 2025 compared to the second quarter of 2024 due largely to a 19% increase in sales and a resulting $542 thousand increase in gross profit (despite a 450 basis point decline in gross margin), partially offset by an increase in operating expenses of $362 thousand, or 6%, as discussed above.

Interest, net. We recorded net interest income of $40 thousand in the second quarter of 2025 compared to $26 thousand in the second quarter of 2024.  We earned more interest income on increased levels of invested cash in the second quarter of 2025 compared to the second quarter of 2024.  We maintained the required minimum outstanding borrowings under our credit facility of $3 million and $2.25 million during the second quarter of 2025 and 2024, respectively.  See Note 5, Borrowings to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.

Other, net. Other, net primarily includes foreign exchange gains and losses incurred by our UK subsidiary.  During the second quarter of 2025 we recognized $115 thousand of foreign exchange gains compared to $7 thousand foreign exchange gains in the second quarter of 2024.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense in the second quarter of 2025 of $40 thousand at an effective tax rate of 38.8% compared to an income tax benefit in the second quarter of 2024 of $86 thousand at an effective tax rate of (21.2%). The effective tax rate for the second quarter of 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $103 thousand and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As previously disclosed, we provided for a full valuation allowance against our U.S. deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of June 30, 2025.  As such, the Company has not recorded any U.S. federal tax benefits associated with losses recorded in the second quarter of 2025.

Net Loss. As a result of the above, we reported a net loss for the second quarter of 2025 of $(143) thousand, or $(0.01) per diluted share, compared to net loss of $(319) thousand, or $(0.03) per diluted share for the second quarter of 2024.

Index
Results of Operations:  Six Months Ended June 30, 2025 compared to six months ended June 30, 2024

Net Sales. Net sales, which include printer, terminal and software sales, as well as sales of replacement parts, consumables and maintenance and repair services, by market for the six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
FST	$9,669	36.0%	$7,478	33.5%	$2,191	29.3%
POS automation	1,208	4.5%	1,802	8.1%	(594)	(33.0%)
Casino and gaming	14,348	53.4%	11,055	49.6%	3,293	29.8%
TSG	1,626	6.1%	1,951	8.8%	(325)	(16.7%)
	$26,851	100.0%	$22,286	100.0%	$4,565	20.5%

International *	$4,623	17.2%	$5,702	25.6%	$(1,079)	(18.9%)

*
International sales do not include sales of printers and terminals made to domestic distributors or other domestic customers that may, in turn, ship those printers and terminals to international destinations.

Net sales for the first six months of 2025 increased $4.6 million, or 21%, from the same period in 2024. Printer, terminal and other hardware sales unit volume increased by 24% to approximately 51,000 units for the first six months of 2025 driven by a 32% increase in units within our casino and gaming market and an 82% increase in units within our FST market, somewhat offset by a 29% decrease in unit sales volume in the POS automation market. For more information about the sales volume increases described above, please refer to the discussion below of the results of operations for each of our markets. The average selling price of our printers, terminals and other hardware was up 5% in the first six months of 2025 compared to the first six months of 2024, due in part to increased costs resulting from U.S. tariffs imposed on our products assembled in Thailand, which have been passed on to our customers.  FST software, labels and other recurring revenue increased $0.4 million, or 8%, in the first six months of 2025 compared to the first six months of 2024.

International sales for the first six months of 2025 decreased $1.1 million, or 19%, from the same period in 2024 due primarily to a 23% decrease in sales within the international casino and gaming market.

Food service technology. Sales of our worldwide food service technology products for the six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$8,976	92.8%	$6,802	91.0%	$2,174	32.0%
International	693	7.2%	676	9.0%	17	2.5%
	$9,669	100.0%	$7,478	100.0%	$2,191	29.3%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Hardware	$4,054	41.9%	$2,295	30.7%	$1,759	76.6%
Software, labels and other recurring revenue	5,615	58.1%	5,183	69.3%	432	8.3%
	$9,669	100.0%	$7,478	100.0%	$2,191	29.3%

The increase in food service technology sales of $2.2 million, or 29%, in the first six months of 2025 compared to the first six months of 2024 was primarily driven by a 77% increase in hardware sales.   Hardware sales were strong in the first six months of 2025 compared to the first six months of 2024 due largely to higher sales of Workstation to a new sushi customer won in the first quarter of 2025 as well as sales of our new BOHA! Terminal 2 to two large existing customers (replacing our BOHA! Terminal 1).  Despite the loss of a significant customer in 2024, FST labels and other recurring revenue increased 8% in the first half of 2025 compared to the prior year period due primarily to label sales to our new sushi customer.

During the second quarter of 2024, a significant customer notified us that it would be terminating service, including its BOHA! software subscriptions and label sales, for its existing installed base of BOHA! terminals by the middle of July 2024. Total sales to this customer (including software, labels and other recurring revenue) were approximately $600 thousand in the first six months of 2024. We had a de minimis amount of sales to this customer in the first six months of 2025.  Despite the loss of this customer, we expect overall FST revenue for the remainder of 2025 to be higher than the comparable period of 2024.

Index
POS automation. Sales of our worldwide POS automation products for the six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$1,203	99.6%	$1,802	100.0%	$(599)	(33.2%)
International	5	0.4%	–	–	5	–
	$1,208	100.0%	$1,802	100.0%	$(594)	(33.0%)

Sales of POS automation printers decreased $0.6 million, or 33%, for the first six months of 2025 compared to the first six months of 2024. We continue to experience competitive pressure that has resulted in a lower level of sales as well as a reduction in our average selling prices.

We expect POS automation sales for the remainder of 2025 to remain at approximately the same level as the second quarter of 2025 as we expect to continue to experience competitive pressure in this market.

Casino and gaming. Sales of our worldwide casino and gaming products for the six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$10,781	75.1%	$6,416	58.0%	$4,365	68.0%
International	3,567	24.9%	4,639	42.0%	(1,072)	(23.1%)
	$14,348	100.0%	$11,055	100.0%	$3,293	29.8%

Domestic sales of our casino and gaming products for the first six months of 2025 increased by $4.4 million, or 68%, compared to the first six months of 2024. Sales during the first six months of 2024 were negatively impacted as many of our customers had accumulated higher-than-normal levels of inventory of our product as a hedge during the worldwide supply chain crisis during 2022 and 2023.   As a result, during 2024, we experienced a significant slowdown in their order and shipment rates as they worked through this excess inventory.  Sales increased during the first six months of 2025 compared to the first six months of 2024 as most of our major casino and gaming customers had worked through their on-hand inventory by the first quarter of 2025 and were ordering at normalized levels in the second quarter of 2025.  In addition, sales in the first six months of 2025 benefitted from sales of our casino printer to a new OEM customer for the use in charitable gaming establishments.  We expect this new OEM customer to continue to contribute to sales for the remainder of 2025.  As a result of these factors, we expect our domestic casino and gaming sales to be significantly higher in 2025 compared to 2024.

Our international casino and gaming sales were down 23% during the first six months of 2025 compared to the first six months of 2024, largely due to a significant European OEM still working down an overstock of their on-hand inventory.  We expect our international sales to continue to be negatively impacted until this customer resumes ordering which is expected to occur late in the second half of 2025.

TSG. Sales in our worldwide TSG market for the six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024		$ Change	% Change
Domestic	$1,268	78.0%	$1,564	80.2%	$(296)	(18.9%)
International	358	22.0%	387	19.8%	(29)	(7.5%)
	$1,626	100.0%	$1,951	100.0%	$(325)	(16.7%)

The decrease in domestic revenue from TSG of $0.3 million during the first six months of 2025 as compared to the first six months of 2024 was due largely to lower sales of legacy replacement parts for lottery printers, as well as lower legacy consumables sales and service revenue.

International sales were down $29 thousand during the first six months of 2025 as compared to the first six months of 2024 due to modest decreases in sales of legacy replacement parts for lottery printers.

We expect TSG sales to be somewhat lower in 2025 compared to 2024 as we expect to cease selling all our remaining legacy consumable products by the end of 2025.

Index
Gross Profit.  Gross profit for the six months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales – 2024
$13,011	$11,734	10.9%	48.5%	52.7%

For the first six months of 2025, gross profit increased by $1.3 million, or 11%. Gross margin also decreased 420 basis points to 49% in the first half of 2025 compared to 53% in the first half of 2024.  Gross profit increased due to an increase in sales of 21% in the first half of 2025 compared to the first half of 2024, partially offset by the reduction in gross margin described above.  Our gross margin decreased largely due to higher sales of BOHA! hardware products which carry lower average margins than our other products, and to a lesser extent, increased overhead costs, inflation and lower prices on our POS automation printer due to increased competitive pressure.

We expect gross margin for 2025 to continue to be in the mid-to high 40s range.

Operating Expenses - Engineering, Design and Product Development.  Engineering, design and product development expense for the six months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$3,360	$3,765	(10.8%)	12.5%	16.9%

Engineering, design and product development expenses decreased $0.4 million, or 11%, during the first six months of 2025 compared to the first six months of 2024 due to cost reduction initiatives taken in the second quarter of 2024 (the full benefit of which was realized in 2025), including a reduction of contracted software development expenses, partially offset by higher incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - Selling and Marketing. Selling and marketing expense for the six months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$4,188	$4,280	(2.1%)	15.6%	19.2%

Selling and marketing expenses decreased $92 thousand, or 2%, for the first six months of 2025 compared to the first six months of 2024 due largely to cost reduction initiatives including reduced headcount, trade show and other marketing expenses partially offset by higher costs related to programs to further improve the Company’s go-to-market strategy as well higher sales commissions and incentive compensation due to improved financial results in 2025 compared to 2024.

Operating Expenses - General and Administrative. General and administrative expense for the six months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$5,736	$5,428	5.7%	21.4%	24.4%

General and administrative expenses increased $0.3 million, or 6%, for the first six months of 2025 compared to the first six months of 2024. This increase was driven largely by higher incentive compensation and stock compensation expense.  These increases were partially offset by the impact of cost reduction initiatives taken in the second quarter of 2024.

Operating Loss. Operating loss for the six months ended June 30, 2025 and 2024 is summarized below (in thousands, except percentages):

Six Months Ended June 30,		Percent	Percent of	Percent of
2025	2024	Change	Total Sales - 2025	Total Sales - 2024
$(273)	$(1,739)	84.3%	(1.0%)	(7.8%)

Our operating loss decreased by $1.5 million, or 84%, for the first six months of 2025 compared to the first six months of 2024 due largely to a 21% increase in sales in the first half of 2025 compared to the first half of 2024 and a resulting $1.3 million increase in gross profit (despite a 420 basis point decline in gross margin).  In addition, operating expenses declined by $0.2 million, or 1%, as discussed above.

Index
Interest, net. We recorded net interest income of $62 thousand for the first six months of 2025 compared to net interest income of $74 thousand for the first six months of 2024.  For both periods in 2025 and 2024, we incurred interest expense on the required minimum borrowings under our credit facility ($3 million and $2.25 million for the first six months of 2025 and 2024, respectively).  See Note 5, Borrowings to the accompanying condensed consolidated financial statements for more information regarding the Company’s credit facility.  During the first six months of 2025, we earned more interest income than the additional interest expense associated with the increase in the minimum required borrowings of $0.7 million in the first six months of 2025 compared to the first six months of 2024.

Other, net. We recorded other income of $178 thousand in the first six months of 2025 compared to other expense of $(53) thousand in the first six months of 2024 relating primarily to foreign exchange gains and losses.  Going forward, we may continue to experience more foreign exchange gains or losses depending on the level of sales to European customers through our UK subsidiary and the fluctuation in exchange rates of the euro and pound sterling against the U.S. dollar.

Income Taxes. We recorded income tax expense in the six months ended June 30, 2025 of $91 thousand at an effective rate of 275.8% compared to an income tax benefit of $363 thousand at an effective rate of (21.1%) for the six months ended June 30, 2024.  The effective tax rate for the six months ended June 30, 2025 was unusually high due to (1) a near-breakeven level of pre-tax earnings of $33 thousand, and (2) tax expense only included taxes associated with earnings in the United Kingdom and minimum required state taxes in the United States. As previously disclosed, we provided for a full valuation allowance against our deferred taxes in the fourth quarter of 2024 and continue to believe this allowance is required as of June 30, 2025.  As such, the Company has not recorded any U.S. federal tax benefits associated with losses recorded in the six months ended June 30, 2025.

Net Loss. As a result of the above, we reported a net loss for the first six months of 2025 of $(124) thousand, or $(0.01) per diluted share, compared to a net loss of $(1.4) million, or $(0.14) per diluted share for the first six months of 2024.

Liquidity and Capital Resources

Cash Flow
In the first six months of 2025, our cash and cash equivalents balance increased $3.4 million, or 23%, from December 31, 2024. We ended the second quarter of 2025 with $17.7 million in cash and cash equivalents, of which $0.2 million was held by our UK subsidiary.

Operating activities:  The following significant factors affected our cash provided by operating activities of $3.4 million for the first six months of 2025 as compared to cash used in operating activities of $0.9 million for the first six months of 2024:

During the first six months of 2025:
•	We reported a net loss of $124 thousand.
•	We recorded depreciation and amortization of $0.3 million and share-based compensation expense of $0.8 million.
•	Accounts receivable increased $1.2 million due to the increase in sales as discussed in our Results of Operations above.
•	Inventories decreased $3.4 million as we worked down our elevated inventory levels on hand, in part due to increased sales.
•	Accounts payable decreased $0.6 million consistent with our decrease in inventory.
•	Accrued liabilities and other liabilities increased $1.0 million due largely to higher accruals for incentive compensation as discussed in our Results of Operations above.

During the first six months of 2024:
•	We reported a net loss of $1.4 million.
•	We recorded depreciation and amortization of $0.6 million and share-based compensation expense of $0.5 million.
•	Accounts receivable decreased $3.1 million due to the continued collections of sales combined with the slowdown in sales as discussed in the Results of Operations above.
•	Accounts payable decreased $1.4 million due to the slowdown in inventory purchases associated with the slowdown in sales as discussed in the Results of Operations above.
•	Accrued and other liabilities decreased $1.6 million due in part to a reduction in planned 2024 bonuses.

Investing activities:  Our capital expenditures were $29 thousand for the first six months of 2025 compared to $243 thousand for the first six months of 2024.  Expenditures for both periods were primarily for computer and networking equipment and new tooling equipment.

Financing activities:  Financing activities used $50 thousand of cash during the first six months of 2025 compared to $71 thousand in cash used during the first six months of 2024.  These amounts relate to cash used to pay withholding taxes on stock issued from our stock compensation plans.

Index
Resource Sufficiency
Competitors that were unable to supply products in 2023 due to supply chain constraints have returned to the market, resulting in increased competitive pressure.  Certain large customers began to slow their order rates in the first half of 2024 due to higher-than-normal inventory levels, though most have resumed buying again.  As a result, following an increase in casino and gaming sales in 2023 and then a fall-off in 2024 as customers worked through inventory on hand, and consistent with the first half of 2025, we expect to see more normalized sales in casino and gaming throughout the remainder of 2025.  Given the continued uncertainty related to tariffs and general economic conditions, we continue to monitor our cash generation, usage and preservation including the management of working capital to generate cash.

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

The Siena Credit Facility imposes a financial covenant on the Company requiring that the Company maintain excess availability of at least $750 thousand under the Siena Credit Facility, tested as of the end of each calendar month and restricts, among other things, our ability to incur additional indebtedness and create other liens. We have remained in compliance with our excess availability covenant through June 30, 2025.

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

As of June 30, 2025, we had $3.0 million of outstanding borrowings under the Siena Credit Facility at an interest rate of 9.25%.  We had $1.6 million of net borrowing capacity available under the Siena Credit Facility at June 30, 2025.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TransAct is a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and is not required to provide information under this item.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Index
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  As of June 30, 2025, we are unaware of any material pending legal proceedings, or of any material legal proceedings contemplated by government authorities.

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

We may not realize the expected benefits of our acquisition of a perpetual license to the BOHA! source code within the anticipated time frame or at all.

On August 5, 2025, the Company entered into a Source Code Purchase and Perpetual License Agreement (the “License Agreement”) and a related Transition Statement of Work (together with the License Agreement, the “Source Code Transition Agreement”) with Avery Dennison Corporation (“Avery Dennison”).

Pursuant to the Source Code Transition Agreement, the Company has acquired a non-exclusive, perpetual and royalty free license to a copy of the source code and associated documentation for the BOHA™ Control Center, BOHA™ Ops (including labeling, media, checklist and timer modules), and the BOHA™ Temp and BOHA™ Sense applications (the “Code”), subject to payment by the Company of the full purchase price of $2.55 million. This license allows the Company to use, modify, market, host, distribute, sublicense, copy and create derivative works of the Code for the Company’s business purposes. The Source Code Transition Agreement involves numerous risks, as described further below.

The transition of the Code as contemplated by the Source Code Transition Agreement may require us to incur non-recurring and other charges, increase certain expenditures, and divert certain engineering resources and management attention to support the transition of the Code into the Company’s systems.

In addition, Avery Dennison may be unable to deliver the Code on a timely basis or at all, or may be unable to provide the transition services required by the Source Code Transition Agreement, including its obligations under each milestone for the transition services, or there may be defects in the Code. In any such case, if the Company is unable to use the Code, we may need to seek comparable software from third parties or develop it internally, which could require significant time and expense. There could also be an interruption in the Company’s services during any period, including during or after the transition period, in which the Company has to develop a comparable capability, whether on its own or using third-party products. There is no assurance that a comparable software is readily available from other sources, or that if available, it would be of comparable quality and cost. Moreover, Avery Dennison retains ownership of the Code under the Source Code Transition Agreement.

Further, there can be no assurance that the Company will be successful in making any of the anticipated enhancements to the Code, that such enhancements will not result in defects in the Code, or that such enhancements will be well received by customers.

We currently rely on a third-party cloud service provider for hosting services with respect to the BOHA! software, which is currently managed by Avery Dennison. During the completion of the transition services under the Source Code Transition Agreement, we anticipate entering into a new agreement with the existing third-party cloud service provider to ensure continued hosting and support.  If the software provider or cloud services provider were to terminate operations or otherwise be unavailable to provide hosting services, including during the transition from one hosting provider to another, the availability or usage of our software products could be disrupted and our customers could be adversely affected. Pursuant to the Source Code Transition Agreement, the Code, documentation and data are to be migrated into such third-party cloud hosting services that we would directly manage. During such transition from one hosting environment to another, the availability or usage of the BOHA! software could be disrupted and our customers could be adversely affected. The third-party developer also currently provides certain product support and maintenance services to the Company’s customers. The Company will be responsible for providing these services going forward, and there can be no assurance that the Company will have sufficient capacity to timely provide such services in a manner satisfactory to its customers. Any such occurrence could materially and adversely impact our reputation, business, financial condition and results of operations.

If we are unable to effectively manage these risks and uncertainties, our acquisition of the Code may not deliver the expected benefits within the anticipated time frame, or at all, and may also introduce other material risks that could adversely affect future results of the Company.

Index
We are currently dependent upon a manufacturer located in Thailand for the manufacturing and assembly of substantially all of our printers and terminals, and any further or future disruption in the businesses or operations of this manufacturer or changes to our relationship with this manufacturer/increased costs of products from this manufacturer, including as a result of political, social or economic instability, war, trade restrictions or tariffs, severe weather, changes in climate, additional public health crises and other events out of our control, could materially adversely affect our business, financial condition and results of operations.

In an effort to maximize cost savings and operational benefits, we have outsourced substantially all of the manufacturing and assembly of our printers and terminals to a contract manufacturer located in Thailand.  As a result, we are dependent on this manufacturer for the manufacturing of our products, and any disruption in such manufacturing or the export of products from this manufacturer to the United States, or the cost of such manufacturing and export, may adversely affect our business, financial condition and results of operations.

Risks affecting the businesses and operations of our manufacturer in Thailand and the cost to us of the products sourced from this manufacturer include: political and regional strife; war; labor shortages; severe weather and natural disasters such as earthquakes, hurricanes, fires, and floods, whether as a result of climate change or otherwise; lengthy power outages; increased pricing, financial instability and capacity constraints of shippers; and concerns with or threats of public health crises, contagious diseases or health epidemics.  We are also exposed to risks relating to the government imposition of tariffs, which may impact the cost or availability of products or components that we purchase. For example, on July 30, 2025, the U.S. government announced that an agreement was made with Thailand to establish a U.S. tariff of 19% on goods imported from Thailand, effective August 7, 2025.  The Company continues to monitor the rapidly evolving and uncertain tariff and global trade environment and the potential impact to its Consolidated Financial Statements.
We expect that these tariffs will impact certain goods that are assembled and imported from our contract manufacturer in Thailand.  Potential future changes in tariffs and trade policies by the United States on imports from Thailand (or other countries, such as China), or retaliatory trade measures in response, may result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns and increased economic or geopolitical risk that we may not be able to offset or otherwise mitigate, any or all of which could adversely impact our business, financial condition and results of operations. In addition, the risk to our business posed by any disruption in manufacturing or impacts resulting from tariffs or trade policy uncertainty, such as price increases, is exacerbated by the concentration of substantially all of our manufacturing operations in one manufacturer located in Thailand, and there can be no assurance that we will be able to successfully mitigate any such risk by making changes to our supply chain practices, sources of supply, or manufacturing locations, or raising the prices on products subject to such tariffs and sharing these costs with our customers, which could also have significant impacts on our financial results.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
a)	None.
b)	None.
c)
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined it Item 408(a) of Regulation S-K.

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

10.1†	Source Code Purchase and Perpetual License Agreement, dated as of August 5, 2025 by and between TransAct Technologies Incorporated and Avery Dennison Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-21121) filed with the SEC on August 6, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Certain portions of this exhibit (indicated by a “(***)”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSACT TECHNOLOGIES INCORPORATED
(Registrant)

By: /s/ Steven A. DeMartino
Dated: August 11, 2025	Steven A. DeMartino
President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ William J. DeFrances
Dated: August 11, 2025	William J. DeFrances
Vice President and Chief Accounting Officer
(Principal Accounting Officer)